Form 10-Q
period 1999-03-31
TREX CO INC
filed 1999-05-17
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

                        Commission File Number:  001-14649

                               Trex Company, Inc.

              (Exact name of registrant as specified in its charter)

           Delaware                              54-1910453

(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

20 South Cameron Street
Winchester, Virginia                         22601

(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (540) 678-4070

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  [_]                       No  [x]

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 14, 1999 was 14,115,450 shares.

                              TREX COMPANY, INC.

                                     INDEX


                                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1.        Financial Statements

                        Trex Company, Inc. (Registrant)
                        ------------------------------

                        Balance Sheets as of December 31, 1998
                          and March 31, 1999 (unaudited)                                     3

                        Notes to Balance Sheets                                              4

                        TREX Company, LLC (Predecessor)
                        ------------------------------

                        Consolidated Balance Sheets as of December 31, 1998
                          and March 31, 1999 (unaudited)                                     6

                        Consolidated Statements of Operations for the three months
                          ended March 31, 1998 and 1999 (unaudited)                          7

                        Consolidated Statements of Cash Flows for the three months
                          ended March 31, 1998 and 1999 (unaudited)                          8

                        Notes to Consolidated Financial Statements                           9

         Item 2.        Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                     14

         Item 3.        Quantitative and Qualitative Disclosures                            18
                          About Market Risk

PART II. OTHER INFORMATION

         Item 2.        Changes in Securities and Use of Proceeds                           18

         Item 4.        Submission of Matters to a Vote of Security Holders                 19

         Item 6.        Exhibits and Reports on Form 8-K                                    20

         Signatures                                                                         21

         Exhibit Index

                        Part I.   FINANCIAL INFORMATION


Item 1.  Financial Statements

                              TREX COMPANY, INC.

                                Balance Sheets

                                                                                     December 31,       March 31,
                                                                                        1998*             1999
                                                                                     -----------       -----------
                                                                                                       (unaudited)
Assets
     Cash.........................................................................      $1,000            $1,000
                                                                                        ------            ------
Total assets......................................................................      $1,000            $1,000
                                                                                        ======            ======

Stockholder's equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized, none issued and
outstanding.......................................................................      $   --            $   --
 Common stock, $0.01 par value, 40,000,000 shares authorized, 100 shares  issued
  issued and outstanding..........................................................           1                 1
 Additional capital...............................................................         999               999
 Retained earnings................................................................          --                --
                                                                                        ------            ------
Total stockholder's equity........................................................      $1,000            $1,000
                                                                                        ======            ======


* The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                   SEE ACCOMPANYING NOTES TO BALANCE SHEETS.

                               TREX COMPANY, INC

                            Notes to Balance Sheets
                     December 31, 1998 and March 31, 1999


1.   BUSINESS AND ORGANIZATION

Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering ("IPO") of the Company's common stock. The IPO was consummated on April 13, 1999. On March 22, 1999, the Company amended its certificate of incorporation to increase its authorized capital to 40,000,000 shares of common stock (the "Common Stock") and 3,000,000 shares of preferred stock. All references in the accompanying balance sheets have been restated to reflect the increase in the Company's authorized capital.

Reorganization

Trex Company, Inc., TREX Company, LLC and the holders of membership interests in TREX Company, LLC completed certain transactions (the "Reorganization") on
April 7, 1999, prior to the consummation of the IPO. In the Reorganization, the junior members of TREX Company, LLC contributed their membership interests to Trex Company, Inc. in exchange for 9,500,000 shares of Common Stock of Trex Company, Inc. Concurrently with such exchange, the preferred member of TREX Company, LLC exchanged its preferred membership interest for a $3.1 million note of Trex Company, Inc. As a result of such exchanges, TREX Company, LLC became a wholly owned subsidiary of Trex Company, Inc. The Company has accounted for the Reorganization as an exchange of shares between entities under common control at historical cost in a manner similar to a pooling of interests. After the Reorganization, the ownership percentage of each Trex Company, Inc. common stockholder was the same as its ownership percentage in the junior membership interests of TREX Company, LLC.

As part of the Reorganization, the Company made a special cash distribution (the "LLC Distribution") to its junior members in the amount of $12.6 million, of which $6.7 million was paid prior to the consummation of the IPO. A deferred income tax liability of $2.6 million was recognized as a result of the conversion of TREX Company, LLC in the Reorganization from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code.

Immediately prior to the Reorganization, TREX Company, LLC exercised an option to repurchase 667 units of junior membership interest from certain members at a price of $.01 per unit.

Initial Public Offering

In the IPO, the Company sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, the Company sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by the Company, totaled approximately $41.2 million. The net proceeds of approximately $35.5 million from the sale of shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. The net proceeds of approximately $5.7 million from the over-allotment exercise were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.3 million has been temporarily invested pending application for working capital and general corporate purposes.

2.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, the accompanying financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included in the accompanying financial statements. These financial statements should be read in conjunction with the Company's audited financial statements as of December 31, 1998 included in the Company's registration statement on Form S-1 (File No. 333-63287), as filed with the Securities and Exchange Commission.

The Company had no operations or activity from inception on September 4, 1998 through April 7, 1999, immediately prior to the Reorganization.

3.   STOCKHOLDER'S EQUITY

Subsequent to March 31, 1999, the Company granted certain employees stock options to acquire a total of 105,050 shares of the Company's Common Stock at an exercise price of $10.00 per share and its two non-employee directors stock options to acquire a total of 3,000 shares of Common Stock at an exercise price of $13.75 per share. Each option vests with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

4.   PRO FORMA DATA (Unaudited)

The unaudited consolidated financial statements and related notes of TREX Company, LLC included elsewhere in this report set forth the pro forma consolidated statements of operations data on the face of TREX Company, LLC's Consolidated Statements of Operations and the pro forma consolidated balance sheet data, supplemental pro forma consolidated balance sheet data and supplemental pro forma consolidated statements of operations data in Note 7 to such financial statements. The pro forma financial information gives effect to the Reorganization and the supplemental pro forma financial information gives effect to the Reorganization and the IPO.

                               TREX COMPANY, LLC

                          Consolidated Balance Sheets


                                                                         December 31,     March 31,
                                                                         -----------     -----------
                                                                            1998*           1999
                                                                         -----------     -----------
                                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents........................................      $ 1,200,000     $ 3,439,000
  Trade accounts receivable........................................           34,000       4,746,000
  Inventories......................................................        6,007,000       3,111,000
  Prepaid expenses and other assets................................          673,000       1,065,000
                                                                         -----------     -----------
Total current assets...............................................        7,914,000      12,361,000
                                                                         -----------     -----------

Property, plant and equipment, net.................................       33,886,000      41,118,000
Intangible assets, net.............................................        9,298,000       9,089,000
Deferred financing charges, net....................................          233,000         221,000
                                                                         -----------     -----------
Total assets.......................................................      $51,331,000     $62,789,000
                                                                         ===========     ===========

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Trade accounts payable...........................................      $ 2,577,000     $ 6,007,000
  Accrued expenses.................................................        1,086,000         971,000
  Other current liabilities........................................        1,314,000         734,000
  Current portion of long-term debt................................        6,109,000       7,599,000
                                                                         -----------     -----------
Total current liabilities..........................................       11,086,000      15,311,000
Long term debt.....................................................       26,954,000      26,905,000
                                                                         -----------     -----------
Total liabilities..................................................       38,040,000      42,216,000
                                                                         -----------     -----------

Members' equity:
  Preferred units, 1,000 units authorized, issued and
    outstanding....................................................        3,000,000       3,000,000
  Junior units, 4,000 units authorized, issued and
    outstanding....................................................        2,350,000       2,350,000
  Undistributed income.............................................        7,941,000      15,223,000
                                                                         -----------     -----------
Total members' equity..............................................       13,291,000      20,573,000
                                                                         -----------     -----------
Total liabilities and members' equity..............................      $51,331,000     $62,789,000
                                                                         ===========     ===========

* The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               TREX COMPANY, LLC

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                           Three Months Ended March 31,
                                                                         --------------------------------
                                                                              1998             1999
                                                                         ---------------  ---------------
Net sales..............................................................     $15,525,000      $22,365,000
Cost of sales..........................................................       7,378,000        9,942,000
                                                                            -----------      -----------
Gross profit...........................................................       8,147,000       12,423,000
Selling, general, and administrative expenses..........................       2,414,000        4,065,000
                                                                            -----------      -----------
Income from operations.................................................       5,733,000        8,358,000
Interest income........................................................          34,000           19,000
Interest (expense).....................................................        (693,000)        (819,000)
                                                                            -----------      -----------
Net income.............................................................     $ 5,074,000      $ 7,558,000
                                                                            ===========      ===========

Basic earnings per junior unit.........................................       $1,243.25        $1,864.25
                                                                            ===========      ===========

Weighted average junior units outstanding..............................           4,000            4,000
                                                                            ===========      ===========

Pro forma data (unaudited, see Note 7):
  Historical net income................................................     $ 5,074,000      $ 7,558,000
  Pro forma income taxes...............................................      (2,030,000)      (3,023,000)
                                                                            -----------      -----------
  Pro forma net income.................................................     $ 3,044,000      $ 4,535,000
                                                                            ===========      ===========
  Pro forma income per share, basic....................................           $0.32            $0.48
                                                                            ===========      ===========
  Pro forma weighted average shares outstanding........................       9,500,000        9,500,000
                                                                            ===========      ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               TREX COMPANY, LLC

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                           Three Months Ended March 31,
                                                                        ----------------------------------
                                                                             1998              1999
                                                                        ---------------  -----------------
OPERATING ACTIVITIES
Net income........................................................         $ 5,074,000        $ 7,558,000
Adjustments to reconcile net income to net cash
 provided by operating activities
  Depreciation and amortization...................................             724,000            933,000
  Amortization of deferred financing charges......................              13,000             12,000
  Loss on disposal of property, plant and
    equipment.....................................................                  --            151,000
  Changes in operating assets and liabilities
     Trade accounts receivable....................................          (1,582,000)        (4,712,000)
     Inventories..................................................           2,568,000          2,896,000
     Prepaid expenses and other assets............................             (23,000)          (392,000)
     Trade accounts payable.......................................             523,000          3,430,000
     Accrued expenses.............................................             (13,000)          (115,000)
     Other current liabilities....................................            (554,000)          (580,000)
                                                                           -----------        -----------
Net cash provided by operating activities.........................           6,730,000          9,181,000
                                                                           -----------        -----------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment....................            (386,000)        (8,107,000)
                                                                           -----------        -----------
Net cash used in investing activities.............................            (386,000)        (8,107,000)
                                                                           -----------        -----------

FINANCING ACTIVITIES
Borrowings under mortgages and notes..............................                  --          1,487,000
Principal payments under mortgages and notes......................                  --            (46,000)
Preferred distributions paid......................................            (101,000)          (101,000)
Tax distributions paid............................................             (69,000)          (175,000)
                                                                           -----------        -----------
Net cash (used in) provided by financing activities...............            (170,000)         1,165,000
                                                                           -----------        -----------
Net increase in cash and cash
 equivalents......................................................           6,174,000          2,239,000
Cash and cash equivalents at beginning of period..................           2,000,000          1,200,000
                                                                           -----------        -----------
Cash and cash equivalents at end of period........................         $ 8,174,000        $ 3,439,000
                                                                           ===========        ===========

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               TREX COMPANY, LLC

                  Notes to Consolidated Financial Statements
        For The Three Months Ended March 31, 1998 and 1999 (Unaudited)


1.   BUSINESS AND ORGANIZATION

TREX Company, LLC (the "Company") manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(TM) lumber is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene.

Organization

The Company is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). The Company initiated commercial activity on August 29, 1996.

On August 29, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

On September 4, 1998, the Company formed a wholly owned subsidiary, Trex Company, Inc., for the purpose of acquiring 100% of the membership interests and operating the business of the Company in connection with the subsidiary's initial public offering (the "IPO") of common stock (the "Common Stock"). The IPO was consummated on April 13, 1999. As of December 31, 1998 and March 31, 1999, the Company had capitalized its subsidiary with an initial capital contribution of $1,000 and the subsidiary had no other assets or operations as of those dates or for the periods then ended. The Company has reflected its investment in its subsidiary as a component of other assets as of December 31, 1998 and March 31, 1999.

Reorganization

Trex Company, Inc., TREX Company, LLC and the holders of membership interests in TREX Company, LLC completed certain transactions (the "Reorganization") on
April 7, 1999, prior to the consummation of the IPO. In the Reorganization, the junior members of TREX Company, LLC contributed their membership interests (or "units") to Trex Company, Inc. in exchange for 9,500,000 shares of Common Stock of Trex Company, Inc. Concurrently with such exchange, the preferred member of TREX Company, LLC exchanged its preferred membership interest for a $3.1 million note of Trex Company, Inc. As a result of such exchanges, TREX Company, LLC became a wholly owned subsidiary of Trex Company, Inc. The
Company has accounted for the Reorganization as an exchange of shares between entities under common control at historical cost in a manner similar to a pooling of interests. After the Reorganization, the ownership percentage of each Trex Company, Inc. common stockholder was the same as its ownership percentage in the junior membership interests of TREX Company, LLC.

As part of the Reorganization, the Company made a special cash distribution (the "LLC Distribution") to its junior members in the amount of $12.6 million, of which $6.7 million was paid prior to the consummation of the IPO. A deferred income tax liability of $2.6 million was recognized as a result of the conversion of TREX Company, LLC in the Reorganization from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code (a "C corporation").

Immediately prior to the Reorganization, TREX Company, LLC exercised an option to repurchase 667 units of junior membership interest from certain members at a price of $.01 per unit.

Initial Public Offering

In the IPO, Trex Company, Inc. sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, Trex Company, Inc. sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by Trex Company, Inc., totaled approximately $41.2 million. The net proceeds of approximately $35.5 million from the sale of shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. The net proceeds of approximately $5.7 million from the over-allotment exercise were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.3 million has been temporarily invested pending application for working capital and general corporate purposes.

2.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1997 and for the period from July 1, 1996 (inception) to December 31, 1996 and for each of the two years in the period ended December 31, 1998 included in the registration statement of Trex Company, Inc. on Form S-1 (File No. 333-63287), as filed with the Securities and Exchange Commission.

3.  Inventory

Inventories consist of the following:

                                                                      December 31, 1998         March 31, 1999
                                                                   ---------------------    ---------------------
Finished goods.....................................................      $4,847,000              $1,731,000
Raw materials......................................................       1,160,000               1,380,000
                                                                   ---------------------    ---------------------
                                                                         $6,007,000              $3,111,000
                                                                   =====================   ======================

4.  Debt

On March 23, 1999, the Company revised the terms of its bank revolving credit facility. The new terms of the revolving credit facility provide for borrowings of up to $10.0 million for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans to finance equipment purchases. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 2%. The revolving credit facility will mature on May 31, 2001. The unpaid principal balance of term loans outstanding on August 31, 1999 will be payable in consecutive monthly payments beginning on October 1, 1999 and the entire unpaid principal balance of the term loans and all accrued interest thereon will be payable in full on April 1, 2000.

In the three-month period ended March 31, 1999, the Company borrowed $1.5 million under a $4.6 million construction loan for application to the construction of its second manufacturing facility. The loan accrues interest at 7.5% per annum and is payable in November 1999. The Company intends to refinance this construction loan with long-term borrowings upon completion of the manufacturing facility.

5.  Members' Equity

The following table sets forth the computation of basic earnings per junior unit:

                                                       Three Months Ended March 31,
                                                  -----------------------------------
                                                         1998               1999
                                                  ----------------   ----------------
Numerator:
  Net income......................................      $5,074,000         $7,558,000
  Preferred dividends.............................        (101,000)          (101,000)
                                                  ----------------    ---------------
  Net income available to junior unitholders......      $4,973,000         $7,457,000
                                                  ================    ===============

Denominator:
  Denominator for basic earnings per junior unit
   -weighted average units outstanding...........            4,000              4,000
                                                  ================    ===============

Basic earnings per junior unit....................      $ 1,243.25         $ 1,864.25
                                                  ================    ===============

The basic earnings per junior unit amounts shown above have not been adjusted to reflect (i) the Reorganization, (ii) the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in the Company or
(iii) the effect of federal and state income taxes, since the Company was not subject to income taxes for the periods presented. Fully diluted earnings per junior unit is the same as basic earnings per junior unit, and, therefore, is not separately presented.

6.  Seasonality

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company typically experiences lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the first quarter of 1998 accounted for approximately 33% of annual sales in the year ended December 31, 1998.

7.   Pro Forma Data (Unaudited)

The unaudited pro forma consolidated balance sheet data set forth in the following table give effect to the Reorganization (see Note 1) as if the Reorganization had occurred on March 31, 1999 and reflect (i) the issuance of a $3.1 million note by Trex Company, Inc. in exchange for the preferred units in the Company, (ii) the distribution of previously taxed earnings of the Company of approximately $10.2 million and a return of capital totaling approximately $2.4 million and (iii) the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in the Company.

The unaudited supplemental pro forma consolidated balance sheet data set forth in the following table give effect to (i) the LLC Distribution of approximately $12.6 million at March 31, 1999, (ii) the issuance of a $3.1 million note by Trex Company, Inc. in exchange for the preferred units in the Company, (iii) a net deferred tax liability of approximately $2.6 million that would have been recorded by the Company if it had converted to C corporation status on March 31, 1999, (iv) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO, (v) the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in the Company and (vi) the sale by Trex Company, Inc. of 4,615,450 shares of Common Stock in the IPO and the application of the net proceeds therefrom.

                                                                                 March 31, 1999
                                                       ------------------------------------------------------------------
                                                       TREX Company, LLC                      Trex Company, Inc.
                                                       -----------------           --------------------------------------
                                                                                                         Supplemental Pro
                                                          Historical               Pro Forma                  Forma
                                                          ----------               ---------             ----------------
                                                                                 (in thousands)

Cash and cash equivalents................                  $ 3,439                  $     0                   $ 1,884
Accounts receivable, net.................                    4,746                    4,746                     4,746
Inventories..............................                    3,111                    3,111                     3,111
Prepaid expenses.........................                    1,065                    1,065                       839
                                                           -------                  -------                   -------
  Total current assets...................                   12,361                    8,922                    10,580
                                                                                                              -------
Property, plant and equipment, net.......                   41,118                   41,118                    41,118
Intangible assets, net...................                    9,089                    9,089                     9,089
Deferred financing charges, net..........                      221                      221                         -
                                                           -------                  -------                   -------
  Total assets...........................                  $62,789                  $59,350                   $60,787
                                                           =======                  =======                   =======

Accounts payable.........................                  $ 6,007                  $ 6,007                   $ 6,007
Other current liabilities................                    9,304                   21,456                     5,126
                                                           -------                  -------                   -------
  Total current liabilities..............                   15,311                   27,463                    11,133

Deferred taxes...........................                        -                        -                     2,586
Long term debt...........................                   26,905                   26,905                     4,505
                                                           -------                  -------                   -------
  Total liabilities......................                   42,216                   54,368                    18,224
                                                           -------                  -------                   -------
Preferred units..........................                    3,000                        -                         -
Junior units.............................                    2,350                        -                         -
Preferred stock..........................                        -                        -                         -
Common stock.............................                        -                       95                       141
Additional capital.......................                        -                        -                    41,178
Undistributed income/retained earnings...                   15,223                    4,887                     1,244
                                                           -------                  -------                   -------
  Total members'/stockholders' equity                       20,573                    4,982                    42,563
                                                           -------                  -------                   -------
    Total liabilities and members'/
      stockholders' equity...............                  $62,789                  $59,350                   $60,787
                                                           =======                  =======                   =======

The pro forma consolidated statement of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1 of each period presented. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 40% combined effective tax rate) as if the Company had been taxed as a C corporation for the three months ended March 31, 1998 and 1999. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding, which assumes that the shares issued in the Reorganization were outstanding for the three-month periods ended March 31, 1998 and 1999 (See Note 1). Fully diluted income per share is the same as basic income per share, and, therefore, is not separately presented.

The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                               ----------------------------------
                                                                                    1998                 1999
                                                                               --------------     ---------------
Numerator:
  Net income..................................................................    $ 5,074,000         $ 7,558,000
  Reduction in interest expense, net..........................................        694,000             694,000
  Pro forma income tax provision..............................................     (2,307,000)         (3,301,000)
                                                                                  -----------         -----------
  Supplemental pro forma net income available to common shareholders..........    $ 3,461,000         $ 4,951,000
                                                                                  ===========         ===========

Denominator:
  Denominator for pro forma basic earnings per common
    share-weighted average shares outstanding.................................     14,115,450          14,115,450
                                                                                  ===========         ===========

  Supplemental pro forma basic earnings per common share......................          $0.25               $0.35
                                                                                  ===========         ===========

The foregoing supplemental pro forma basic earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1998 and 1999, respectively. The supplemental pro forma reduction in interest expense gives effect to the repayment of the senior and subordinated notes of the Company (see Note 1) as if such repayments had been made as of January 1, 1998 and 1999, respectively. The supplemental pro forma income tax provision reflects federal and state income taxes (assuming a 40% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1998 and 1999, respectively. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged for a note of Trex Company, Inc. as of January 1, 1998 and 1999, and excludes one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Supplemental pro forma weighted average shares outstanding assumes that the shares issued in the Reorganization and the IPO were outstanding for the entire period. Supplemental pro forma fully diluted earnings per share is the same as supplemental pro forma basic earnings per share, and therefore, is not separately presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on a single manufacturing facility and its ability to increase its manufacturing capacity in its existing facility and its proposed new facility; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products.

References to the "Company" in the following discussion mean TREX Company, LLC until the consummation of the reorganization on April 7, 1999 (the "Reorganization") and Trex Company, Inc. and its wholly owned subsidiary, TREX Company, LLC, at all times thereafter. See Note 1 to the Balance Sheets of Trex Company, Inc. and Note 1 to the Consolidated Financial Statements of TREX Company, LLC included elsewhere in this report.

Overview

The Company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex.(R) Trex Wood-Polymer(TM) lumber ("Trex") is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including industrial block flooring, applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

Net sales consists of sales net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation. The principal component of selling, general and administrative expenses is sales and marketing costs, which have increased significantly as the Company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as amortization expense.

The Company did not record an income tax provision for any period through March 31, 1999. Until the Reorganization, the Company elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the Company's income through April 7, 1999 has been taxed directly to the Company's members, rather than to the Company.

Three Months Ended March 31, 1999 Compared with Three Months Ended March 31,
1998

Net Sales.   Net sales in the three months ended March 31, 1999 (the "1999 quarter") increased 44.1% to $22.4 million from $15.5 million in the three months ended March 31, 1998 (the "1998 quarter"). The increase in net sales was primarily attributable to the growth in sales volume, which increased to 68.9 million pounds of finished product in the 1999 quarter from 51.1 million pounds in the 1998 quarter, and, to a lesser extent, to a price increase of approximately 6%. Production line rate increases and the addition of three production lines since March 31, 1998 significantly increased the Company's production capacity in the 1999 quarter. The increase in the number of dealer outlets, from approximately 1,600 at March 31, 1998 to approximately 2,000 at March 31, 1999, contributed to the growth in sales volume.

Cost of Sales.   Cost of sales increased 34.8% to $9.9 million in the 1999
quarter from $7.4 million in the 1998 quarter. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 44.5% in the 1999 quarter from 47.5% in the 1998 quarter. The decline principally reflected operating efficiencies from improved production line rates and the economies of scale resulting from the three additional production lines.

Gross Profit.   Gross profit increased 52.5% to $12.4 million in the 1999
quarter from $8.1 million in the 1998 quarter. The increase in gross profit was attributable to the higher sales volume and improved operating efficiencies. Gross profit as a percentage of net sales increased to 55.5% in the 1999 quarter from 52.5% in the 1998 quarter.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased 68.4% to $4.1 million in the 1999 quarter from $2.4 million in the 1998 quarter. The increase was primarily attributable to higher sales and marketing expenses, which increased 47.7% to $2.1 million in the 1999 quarter from $1.4 million in the 1998 quarter. The largest component of the increase was advertising costs, which increased 122.4% as the Company expanded its advertising and promotional activities. General and administrative expenses increased 90% to $1.9 million in the 1999 quarter from $1.0 million in the 1998 quarter. The increase was primarily attributable to costs associated with an increase in staffing necessary to support the Company's growth, the Company's second manufacturing facility, which is scheduled to start production in the fourth quarter of 1999, and an increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales increased to 18.2% in the 1999 quarter from 15.5% in the 1998 quarter.

Interest Expense.   Net interest expense increased 21.4% to $.8 million in the
1999 quarter from $.7 million in the 1998 quarter. The increase reflected higher average borrowings resulting from indebtedness incurred to finance the Company's purchase of its Winchester manufacturing facility and Trex Technical Center in June and November 1998, respectively, its purchase in December 1998 of the site in Nevada for its second manufacturing facility and commencement of construction of the Nevada facility in the 1999 quarter.

Net Income.   Net income increased 49.0% to $7.6 million in the 1999 quarter from $5.1 million in the 1998 quarter.

Liquidity and Capital Resources

The Company's total assets increased from $51.3 million at December 31, 1998 to $62.8 million at March 31, 1999. Higher receivables balances resulting from an increase in net sales in the 1999 quarter accounted for $4.7 million of the increase. Inventories decreased $2.9 million in relation to the increased net sales. Property, plant and equipment, net, increased $7.2 million as the Company incurred the balance of the costs of installing two additional production lines in its Winchester, Virginia facility and began construction of its second manufacturing facility in Nevada.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms and borrowings under its credit facility.

The Company's cash flow from operating activities for the 1999 quarter was $9.2 million compared to $6.7 million for the 1998 quarter. Higher sales volume accounted for the significant increase in cash flows in the 1999 quarter.

The Company's working capital generally averages between 12% and 18% of net sales. The Company's working capital needs correlate closely with the level of the Company's net sales. Consequently, the Company's short-term borrowing requirements are affected by the seasonality of its business. The Company currently maintains a revolving credit facility which provides for borrowings of up to $10.0 million for working capital. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans to finance equipment purchases. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 2.0%. The revolving credit facility will mature on May 31, 2001. The unpaid principal balance of term loans outstanding on August 31, 1999 will be payable in consecutive monthly payments beginning October 1, 1999, and the entire unpaid principal balance of the term loans and all accrued interest thereon will be payable in full on April 1, 2000.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of March 31, 1999, the Company's long-term indebtedness (excluding such indebtedness repaid on April 13, 1999) had an overall weighted average interest rate of approximately 7.2% per annum.

The Company financed its purchase of its Winchester, Virginia facility in June 1998 with a ten-year term loan of $3.8 million. Pursuant to an interest rate swap agreement, the Company pays interest on this loan at an annual rate of 7.12%.

The Company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to an interest rate swap agreement, the Company pays interest on this loan at an annual rate of 6.8%.

The Company financed its acquisition of the site for its second manufacturing facility located in Nevada in December 1998 in part with a $2.1 million loan which is payable in September 1999. The Company will finance construction of the facility in part with proceeds of up to $4.6 million under a construction loan which is payable in November 1999. The site acquisition and construction loans accrue interest at an annual rate of 7.5%. The Company intends to refinance both loans with long-term borrowings. As of April 30, 1999, the Company had expended approximately $9.8 million of the approximately $19.6 million it estimates will be required to complete construction and equipping of the Nevada facility. The Company will fund the remaining $9.8 million of expenditures from cash on hand, cash flow from operations and borrowings under its construction loan and credit facility.

As part of the Reorganization, TREX Company, LLC in April 1999 made the LLC Distribution of approximately $12.6 million to certain of its members. See Note 1 to the Balance Sheets of Trex Company, Inc. and Note 1 to the Consolidated Financial Statements of TREX Company, LLC included elsewhere in this report.
The LLC Distribution was funded from $3.9 million of cash on hand, $4.4 million of borrowings under the credit facility and $4.3 million of net proceeds from the initial public offering.

Expansion of the Company's production capacity will require significant capital expenditures. The Company currently estimates that its aggregate capital requirements in 1999 and 2000 will total approximately $23.8 million, of which approximately $20.3 million is expected to be incurred in 1999 and approximately $3.5 million in 2000. Capital expenditures in the first quarter of 1999 totaled approximately $8.1 million. Capital expenditures will be used primarily for the construction and equipping of the Company's new manufacturing facility in Nevada. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company's credit agreements and construction loan for the new facility will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Year 2000 Issue

The Company's Program.   The Company has undertaken a program to address the
Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (ii) the Company's non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (iii) certain systems of the Company's major suppliers and material service providers, insofar as such systems relate to the Company's business activities with such parties; and (iv) the Company's major distributors, insofar as the Year 2000 issue relates to the ability of such distributors to distribute Trex to the Company's dealer outlets. As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase and the testing of such remedies and (iii) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase.   As part of the assessment phase of its program, the Company will attempt to identify substantially all of the major components of the systems described above. To determine the extent to which such systems are vulnerable to the Year 2000 issue, the Company has completed an evaluation of its software applications and began remediation and testing activities for such applications in the first quarter of 1999. In addition, in the fourth quarter of 1998, the Company completed its distribution of letters to certain of its major suppliers and other material service providers and to the Company's major distributors, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company is currently processing the responses to those inquiries and re-soliciting responses from those entities that have not yet responded.

Remediation and Testing Phase.   Based upon the results of its assessment
efforts, the Company will undertake remediation and testing activities. The Company intends to complete this phase by June 30, 1999. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in computer software used by the Company in its information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate a program application and, if a potential Year 2000 problem is identified, will take steps to attempt to remediate the problem and individually test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation.

Contingency Plans.   The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of such worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties and completed its remediation and testing activities. The Company expects to complete development of its contingency plans by August 31, 1999.

Costs Related to the Year 2000 Issue.   To date, the Company has incurred
approximately $10,000 in costs for its Year 2000 program. Such costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately track such costs. The Company currently estimates that it will incur additional costs (excluding internal staff costs), which are not expected to exceed approximately $45,000, to complete its Year 2000 compliance work. Such costs will constitute approximately 40% of the Company's budgeted expenditures for information technology. Actual costs may vary from the foregoing estimates based on the Company's evaluation of responses to its third-party inquiries and on the results of its remediation and testing activities. The Company expects to fund its Year 2000 remediation costs out of the cash flows generated by its operations. The Company has not deferred any of its information technology projects to date as a result of the Year 2000 issue.

Risks Related to the Year 2000 Issue.   Although the Company's Year 2000 efforts
are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000. Failure by the Company and its major suppliers, other material service providers and major distributors to address adequately their respective Year 2000 issues in a timely manner insofar as such issues relate to the Company's business could have a material adverse effect on the Company's business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. As of March 31, 1999, excluding the indebtedness repaid on April 13, 1999 with the net proceeds of the initial public offering of Trex Company, Inc., the Company's long-term debt consisted of fixed-rate debt of $3.6 million and variable-rate debt of $4.7 million. Substantially all of the Company's variable-rate debt is based on LIBOR. The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its variable-rate debt. As of March 31, 1999, the Company had effectively fixed its interest rate exposure at approximately 7% on approximately $4.7 million of its variable-rate debt through 2008.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                         Part II.   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

The following information is furnished by Trex Company, Inc. with respect to the initial public offering by the Company and certain stockholders of the Company (the "Selling Stockholders") of 4,718,450 shares of the Company's Common Stock. Of such shares, 4,615,450 shares were sold by the Company and 103,000 shares were sold by the Selling Stockholders.

The offering and sale of the Common Stock was effected pursuant to registration statement no. 333-63287, which was declared effective by the Securities and Exchange Commission on April 8, 1999.

The offering commenced on April 8, 1999 following declaration of effectiveness of the Company's registration statement. The offering has terminated following the sale of all 4,718,450 shares of Common Stock registered. Of the shares sold by the Company, 4,000,000 shares were sold on April 13, 1999 and 615,450 shares were sold on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The managing underwriter of the offering was J.C. Bradford & Co. The sole class of securities registered was Common Stock, par value $.01 per share, of the Company.

The following information is provided with respect to the shares of Common Stock registered for the account of the Company:

        Amount registered                                              4,615,450 shares

        Aggregate price of offering amount registered                  $46,154,500

        Amount sold                                                    4,615,450 shares

        Aggregate offering price of amount sold                        $46,154,500

The following information is provided with respect to the shares of Common Stock registered for the account of the Selling Stockholders:

        Amount registered                                              103,000 shares

        Aggregate price of offering amount registered                  $1,030,000

        Amount sold                                                    103,000 shares

        Aggregate offering price of amount sold                        $1,030,000

The foregoing information reflects the initial public offering price of $10.00 per share before deducting underwriting discounts and commissions of $0.70 per share and expenses of the offering. Of the shares offered and sold for the Company's account, 200,000 shares were sold to certain individuals, including directors, executive officers and employees of the Company, members of their families or friends, and other persons having business relationships with the Company, at the initial public offering price less the underwriting discounts and commissions.

In connection with the offering, the Company incurred for its own account total expenses of approximately $4.9 million. Such expenses consisted of underwriting discounts and commissions of approximately $3.2 million and other expenses, including legal, accounting, financial advisory, printing and filing fees, of approximately $1.7 million. The amount of other expenses constitutes the Company's reasonable estimate. All of the foregoing expenses involved direct or indirect payments to persons who were not directors or officers of the Company or their associates, owners of 10% or more of any class of equity securities of the Company, or affiliates of the Company.

After deducting the total expenses of approximately $4.9 million referred to above, the net proceeds of the offering to the Company were approximately $41.2 million. The net proceeds of approximately $35.5 million from the sale of 4,000,000 shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million of senior and subordinated notes of TREX Company, LLC, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization described in Note 1 to the Balance Sheets of Trex Company, Inc. and Note 1 to the Consolidated Financial Statements of TREX Company, LLC included elsewhere in this report; and approximately $4.3 million was used to fund a portion of the LLC Distribution described in Note 1 to the Balance Sheets of Trex Company, Inc. and Note 1 to the Consolidated Financial Statements of TREX Company, LLC included elsewhere in this report. The net proceeds of approximately $5.7 million from the sale of 615,450 shares pursuant to the underwriters' exercise of their over-allotment option were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.3 million has been temporarily invested in short-term, investment grade repurchase obligations pending application for working capital and general corporate purposes.

Of the net offering proceeds, the $28.1 million used to repay the senior and subordinated notes of TREX Company, LLC constituted direct payments to persons who collectively owned 10% of the Company's Common Stock immediately prior to the IPO. Such persons (collectively, the "Institutional Investors") are Connecticut General Life Insurance Company, Life Insurance Company of North America and The Lincoln National Life Insurance Company. In addition, of the net offering proceeds, the $4.3 million used to fund a portion of the LLC Distribution constituted direct payments to the Institutional Investors and to the Company's four directors and executive officers prior to the IPO, each of whom owns more than 10% of the Company's Common Stock (collectively, the "Management Holders"). The Management Holders are Robert G. Matheny, Anthony J. Cavanna, Andrew U. Ferrari and Roger A. Wittenberg. The application of net offering proceeds to repay borrowings under the Company's revolving credit facility used to fund a portion of the LLC Distribution may be deemed to constitute indirect payments to the Institutional Investors and the Management Holders.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarterly period ended March 31, 1999 covered by this report, all of the outstanding capital stock of the Company was owned by TREX Company, LLC. As the Company's sole stockholder during this period, TREX Company, LLC held special meetings on March 23, 1999 and March 27, 1999 and took action by written consent in lieu of a meeting on March 12, 1999 and March 20, 1999.

By a written consent dated March 12, 1999, the stockholder voted to approve matters relating to the reorganization consummated on April 7, 1999 (the "Reorganization") and the Company's proposed initial public offering, the amendment and restatement of the Company's certificate of incorporation and by-laws, the Company's 1999 Stock Option and Incentive Plan, 1999 Incentive Plan for Outside Directors and 1999 Employee Stock Purchase Plan, the classification of the Company's Board of Directors and the election of William
F. Andrews and William H. Martin, III to the Board of Directors effective upon the consummation of the Company's initial public offering. The terms of Robert
G. Matheny, Anthony J. Cavanna, Andrew U. Ferrari and Roger A. Wittenberg as directors of the Company continued after the effective date of the written consent.

By a written consent dated March 20, 1999, the stockholder voted to approve matters relating to the Reorganization and the Company's proposed initial public offering and the amendment and restatement of the Company's certificate of incorporation.

At a special meeting held on March 23, 1999, the stockholder voted to approve matters relating to the Reorganization and the Company's proposed initial public offering, the classification of the Company's Board of Directors and the election of William F. Andrews and William H. Martin, III to the Board of Directors effective upon the consummation of the Company's initial public offering. The terms of Robert G. Matheny, Anthony J. Cavanna, Andrew U. Ferrari and Roger A. Wittenberg as directors of the Company continued after the meeting.

At a special meeting held on March 27, 1999, the stockholder voted to approve matters relating to the Reorganization and the Company's proposed initial public offering.

Item 6.  Exhibits and Reports on Form 8-K

        (a)     The Company files herewith the following exhibits:

                3.1    Restated Certificate of Incorporation of the Company. Filed as
                       Exhibit 3.1 to the Company's Registration Statement on Form S-1
                       (No. 333-63287) and incorporated herein by reference.

                3.2    Amended and Restated By-Laws of the Company. Filed as
                       Exhibit 3.2 to the Company's Registration Statement on Form S-1
                       (No. 333-63287) and incorporated herein by reference.

                4.1    Specimen certificate representing the Common Stock. Filed as
                       Exhibit 4.1 to the Company's Registration Statement on Form S-1
                       (No. 333-63287) and incorporated herein by reference.

                10.1   Registration Rights Agreement, dated as of April 7, 1999, among
                       Trex Company, Inc. and each of the persons named on the schedule thereto. Filed herewith.

                10.2   Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as
                       Exhibit 4.2 to the Company's Registration Statement on Form S-8
                       (No. 333-76847) and incorporated herein by reference.

                10.3   Trex Company, Inc. 1999 Incentive Plan for Outside Directors.
                       Filed herewith.

                10.4   Form of Distributor Agreement of the Company. Filed as Exhibit
                       10.6 to the Company's Registration Statement on Form S-1
                       (No. 333-63287) and incorporated herein by reference.

                10.5   $3,780,000 Promissory Note, dated June 15, 1998, made by TREX
                       Company, LLC payable to First Union National Bank of Virginia.
                       Filed as Exhibit 10.7 to the Company's Registration Statement
                       on Form S-1 (No. 333-63287) and incorporated herein by
                       reference.

                10.6   $1,035,000 Promissory Note, dated November 20, 1998, made by
                       TREX Company, LLC payable to First Union National Bank of
                       Virginia. Filed as Exhibit 10.8 to the Company's Registration
                       Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

                10.7   Business Loan Agreement, dated December 2, 1998, between TREX
                       Company, LLC and Pioneer Citizens Bank of Nevada. Filed as
                       Exhibit 10.9 to the Company's Registration Statement on
                       Form S-1 (No. 333-63287) and incorporated herein by reference.

                10.8   Construction Loan Agreement, dated February 5, 1999, between
                       TREX Company, LLC and Pioneer Citizens Bank of Nevada. Filed
                       as Exhibit 10.10 to the Company's Registration Statement on
                       Form S-1 (No. 333-63287) and incorporated herein by reference.

                10.9   Amended and Restated Credit Agreement, dated as of March 23,
                       1999, between the Company and First Union National Bank of
                       Virginia. Filed as Exhibit 10.14 to the Company's Registration
                       Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

                27.    Financial Data Schedule.  Filed herewith.

        (b) The Company did not file any Current Reports on Form 8-K during the quarterly period ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TREX COMPANY, INC.
                                    (Registrant)



Date:  May 17, 1999                 /s/  Anthony J. Cavanna
                                    -----------------------
                                    Anthony J. Cavanna, Executive Vice
                                      President and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                       Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

                   (Pursuant to Item 601 of Regulation S-K)


3.1     Restated Certificate of Incorporation of the Company. Filed as Exhibit
        3.1 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.1 Specimen certificate representing the Common Stock. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1 Registration Rights Agreement, dated as of April 7, 1999, among Trex Company, Inc. and each of the persons named on the schedule thereto. Filed herewith.

10.2    Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as
        Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-76847) and incorporated herein by reference.

10.3 Trex Company, Inc. 1999 Incentive Plan for Outside Directors. Filed herewith.

10.4 Form of Distributor Agreement of the Company. Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.5 $3,780,000 Promissory Note, dated June 15, 1998, made by TREX Company, LLC payable to First Union National Bank of Virginia. Filed as Exhibit
        10.7 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.6 $1,035,000 Promissory Note, dated November 20, 1998, made by TREX Company, LLC payable to First Union National Bank of Virginia. Filed as
        Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.7 Business Loan Agreement, dated December 2, 1998, between TREX Company, LLC and Pioneer Citizens Bank of Nevada. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.8 Construction Loan Agreement, dated February 5, 1999, between TREX Company, LLC and Pioneer Citizens Bank of Nevada. Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.9 Amended and Restated Credit Agreement, dated as of March 23, 1999, between the Company and First Union National Bank of Virginia. Filed as
        Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

27      Financial Data Schedule. Filed herewith.