Form 10-Q
period 1999-06-30
TREX CO INC
filed 1999-08-13
CIK 1069878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999
                                      OR

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

     Yes  [x]                       No  [_]

     The number of shares of the registrant's common stock, par value $.01 per share, outstanding at August 12, 1999 was 14,118,435 shares.

                              TREX COMPANY, INC.

                                     INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                     Consolidated Balance Sheets as of December 31, 1998
                     and June 30, 1999 (unaudited)                                               3

                    Consolidated Statements of Operations for the three and six months
                     ended June 30, 1998 and 1999 (unaudited)                                    4

                    Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1998 and 1999 (unaudited)                                    5

                    Notes to Consolidated Financial Statements (unaudited)                       6

         Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                              10

         Item 3.    Quantitative and Qualitative Disclosures
                     About Market Risk                                                          15

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                           15

         Item 2.    Changes in Securities and Use of Proceeds                                   15

         Item 4.    Submission of Matters to a Vote of Security Holders                         15

         Item 6.    Exhibits and Reports on Form 8-K                                            16

         Signatures                                                                             17

         Exhibit Index                                                                          17

                        Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                              TREX COMPANY, INC.

                          Consolidated Balance Sheets

                                                                                  December 31,       June 30,
                                                                                    1998 (*)           1999
                                                                                ---------------  ----------------
                                                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 1,200,000      $   443,000
    Trade accounts receivable                                                           34,000        4,381,000
    Inventories                                                                      6,007,000        2,230,000
    Prepaid expenses and other assets                                                  673,000          340,000
                                                                                ---------------  ----------------

Total current assets                                                                 7,914,000        7,394,000
                                                                                ---------------  ----------------

Property, plant and equipment, net                                                  33,886,000       48,149,000
Intangible assets, net                                                               9,298,000        8,880,000
Deferred financing charges, net                                                        233,000               --
                                                                                ---------------  ----------------
Total assets                                                                       $51,331,000      $64,423,000
                                                                                ===============  ================

LIABILITIES AND MEMBERS' / STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                                          $ 2,577,000      $ 3,461,000
   Accrued expenses                                                                  1,086,000        1,209,000
   Income taxes payable                                                                      -          276,000
   Other current liabilities                                                         1,314,000          536,000
   Current portion of long-term debt                                                 6,109,000        6,836,000
                                                                                ---------------  ----------------

Total current liabilities                                                           11,086,000       12,318,000

Deferred income taxes                                                                       --        2,633,000
Long term debt                                                                      26,954,000        4,454,000
                                                                                ---------------  ----------------

Total liabilities                                                                   38,040,000       19,405,000
                                                                                ---------------  ----------------

Members' / stockholders' equity:
   Preferred units, 1,000 units authorized, used and outstanding                     3,000,000               --
   Junior units, 4,000 units authorized, issued and outstanding                      2,350,000               --
   Undistributed earnings                                                            7,941,000               --
   Preferred stock, $.01 par value, 3,000,000 shares authorized,
    none issued and outstanding                                                             --               --
   Common stock, $.01 par value, 40,000,000 shares authorized,
    14,115,450 shares issued and outstanding                                                --          141,000
   Additional capital                                                                       --       40,914,000
   Retained earnings                                                                        --        3,963,000
                                                                                ---------------  ----------------

Total members' / stockholders' equity                                               13,291,000       45,018,000
                                                                                ---------------  ----------------

Total liabilities and members' / stockholders' equity                              $51,331,000      $64,423,000
                                                                                ===============  ================

* The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements of TREX Company, LLC (the Company's predecessor) at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                              ------------------------------     -----------------------------
                                                                    1998             1999            1998              1999
                                                              -------------     ------------     ------------     ------------
Net sales                                                       $13,802,000      $19,775,000      $29,327,000     $ 42,140,000

Cost of sales                                                     5,907,000        8,254,000       13,285,000       18,196,000
                                                              -------------     ------------     ------------    -------------

Gross profit                                                      7,895,000       11,521,000       16,042,000       23,944,000
Selling, general and administrative expenses                      4,258,000        6,905,000        6,672,000       10,969,000
                                                              -------------     ------------     ------------    -------------

Income from operations                                            3,637,000        4,616,000        9,370,000       12,975,000
Interest income                                                     107,000           14,000          141,000           33,000
Interest (expense)                                                 (705,000)        (301,000)      (1,398,000)      (1,120,000)
                                                              -------------     ------------     ------------    -------------

Income before taxes and extraordinary item                        3,039,000        4,329,000        8,113,000       11,888,000
Income taxes                                                             --        4,279,000               --        4,279,000
                                                              -------------     ------------     ------------    -------------
Income before extraordinary item                                  3,039,000           50,000        8,113,000        7,609,000
Extraordinary loss on the early extinguishment of debt,
                        net of $704,000 of taxes                         --       (1,056,000)              --      ( 1,056,000)
                                                              -------------     ------------     ------------    -------------
Net income (loss)                                               $ 3,039,000      $(1,006,000)     $ 8,113,000     $  6,553,000
                                                              =============     ============     ============    =============

Basic earnings per common share
      Income before extraordinary item                          $      0.31      $        --      $      0.83     $       0.65
      Extraordinary item                                                 --            (0.07)              --            (0.09)
                                                              -------------     ------------     ------------    -------------
      Net income (loss)                                         $      0.31      $     (0.07)     $      0.83     $       0.56
                                                              =============     ============     ============    =============

Weighted average shares outstanding                               9,500,000       13,591,336        9,500,000       11,556,970
                                                              =============     ============     ============    =============

Pro forma data (unaudited, see Note 7):
     Historical income before taxes and extraordinary item        3,039,000        4,329,000        8,113,000       11,888,000
     Pro forma income taxes                                      (1,216,000)      (1,732,000)      (3,245,000)      (4,755,000)
                                                              -------------     ------------     ------------    -------------

      Pro forma net income                                      $ 1,823,000      $ 2,597,000      $ 4,868,000     $  7,133,000
                                                              =============     ============     ============    =============

      Pro forma basic earnings per common share                 $      0.19      $      0.19      $      0.51     $       0.62
                                                              =============     ============     ============    =============

      Pro forma weighted average common shares outstanding        9,500,000       13,591,336        9,500,000       11,556,970
                                                              =============     ============     ============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                               1998             1999
                                                                                            -----------     ------------
OPERATING ACTIVITIES
Net income                                                                                  $ 8,113,000     $  6,553,000
Adjustments to reconcile net income to net cash provided by operating activities
   Extraordinary loss on early prepayment of debt                                                    --        1,056,000
   Income taxes                                                                                      --        3,613,000
   Depreciation and amortization                                                              1,447,000        1,902,000
   Amortization of deferred financing charges                                                    25,000           13,000
   Loss on disposal of property, plant and equipment                                                 --          156,000
   Changes in operating assets and liabilities
       Trade accounts receivable                                                               (697,000)      (4,347,000)
       Inventories                                                                            3,406,000        3,777,000
       Prepaid expenses and other assets                                                         (3,000)         333,000
       Trade accounts payable                                                                   (79,000)         884,000
       Accrued expenses                                                                         247,000          123,000
       Other current liabilities                                                                 23,000         (778,000)
                                                                                            -----------     ------------

Net cash provided by operating activities                                                    12,482,000       13,285,000
                                                                                            -----------     ------------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                               (4,607,000)     (15,903,000)
                                                                                            -----------     ------------

Net cash used in investing activities                                                        (4,607,000)     (15,903,000)
                                                                                            -----------     ------------
FINANCING ACTIVITIES
Borrowings under mortgages and notes                                                          3,780,000        4,570,000
Principal payments under mortgages and notes                                                         --      (27,883,000)
Proceeds from initial public offering                                                                --       41,055,000
Preferred distributions paid                                                                   (203,000)      (3,115,000)
Common distributions paid                                                                    (1,643,000)     (12,766,000)
                                                                                            -----------     ------------

Net cash provided by financing activities                                                     1,934,000        1,861,000
                                                                                            -----------     ------------

Net increase (decrease) in cash and cash equivalents                                          9,809,000         (757,000)
Cash and cash equivalents at beginning of period                                              2,000,000        1,200,000
                                                                                            -----------     ------------

Cash and cash equivalents at end of period                                                  $11,809,000     $    443,000
                                                                                            ===========     ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                  Notes to Consolidated Financial Statements
     For The Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)

1.   BUSINESS AND ORGANIZATION

Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering ("IPO") of the Company's common stock. The Company had no operations or activity from inception on September 4, 1998 through April 7, 1999, immediately prior to the Reorganization described below. The IPO was consummated on April 13, 1999. On March 22, 1999, the Company amended its certificate of incorporation to increase its authorized capital to 40,000,000 shares of common stock (the "Common Stock") and 3,000,000 shares of preferred stock. All references in the accompanying balance sheets have been restated to reflect the increase in the Company's authorized capital.

TREX Company, LLC manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(TM) lumber is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

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

As part of the Reorganization, the Company made a special cash distribution (the "LLC Distribution") to its junior members in the amount of $12.6 million, of which $6.7 million was paid prior to the consummation of the IPO. The Company finalized its determination of amounts due to the junior members for the LLC Distribution in July, 1999 and will distribute an additional $822,000 in the third quarter of 1999. A deferred income tax liability of $2.6 million was recognized as a result of the conversion of TREX Company, LLC in the Reorganization from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code.

Immediately prior to the Reorganization, TREX Company, LLC exercised an option to repurchase 667 units of junior membership interest from certain members at a price of $.01 per unit.

Initial Public Offering

In the IPO, the Company sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, the Company sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by the Company, totaled approximately $41.2 million. The net proceeds of approximately $35.5 million from the sale of shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. The net proceeds of approximately $5.7 million from the over-allotment exercise were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.3 million was used for working capital and general corporate purposes.

                              TREX COMPANY, INC.

     For The Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)

2.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1997 and for the period from July 1, 1996 (inception) to December 31, 1996 and for each of the two years in the period ended December 31, 1998 included in the registration statement of Trex Company, Inc. on Form S-1 (File No. 333-63287), as filed with the Securities and Exchange Commission.

3.   Inventory

Inventories consist of the following:

                                           December 31, 1998    June 30, 1999
                                           -----------------    -------------

Finished goods                                $4,847,000         $1,215,000
Raw materials                                  1,160,000          1,015,000
                                              ----------         ----------

                                              $6,007,000         $2,230,000
                                              ==========         ==========
4.   Debt

On August 3, 1999, the Company revised the terms of its bank revolving credit facility. The new terms of the revolving credit facility provide for borrowings of up to $10.0 million on an unsecured basis for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans to finance equipment purchases and for general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on July 31, 2000. The unpaid principal balance of term loans outstanding on December 31, 1999 will be payable in consecutive monthly payments beginning on February 1, 2000 and the entire unpaid principal balance of the term loans will be payable in full on July 31, 2000.

In the three-month period ended June 30, 1999, the Company borrowed $3.1 million under a $4.6 million construction loan for application to the construction of its second manufacturing facility. The loan accrues interest at 7.5% per annum and is payable in November 1999. The Company intends to refinance this construction loan with long-term borrowings upon completion of the manufacturing facility.

                              TREX COMPANY, INC.

     For The Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)

5.   Stockholders' Equity

The following table sets forth the computation of basic earnings (loss) per share:

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------------   --------------------------------
                                                                  1998               1999             1998               1999
                                                            ---------------   ----------------   --------------    --------------
Numerator:
   Income before extraordinary item                            $  3,039,000     $     50,000       $  8,113,000     $  7,609,000
   Preferred dividends                                             (101,000)         (13,000)          (203,000)        (115,000)
                                                            ---------------   --------------     --------------    -------------
                                                                  2,938,000           37,000          7,910,000        7,494,000
   Extraordinary item                                                     -       (1,056,000)                 -       (1,056,000)
                                                            ---------------   --------------     --------------    -------------

Net income (loss) available to common shareholders             $  2,938,000     $ (1,019,000)      $  7,910,000     $  6,438,000
                                                            ===============   ==============     ==============    =============

Denominator:
Denominator for basic earnings per share-weighted
   average shares outstanding                                     9,500,000       13,591,336          9,500,000       11,556,970
                                                            ===============   ==============     ==============    =============

Basic earnings per common share
   Income before extraordinary item                            $       0.31     $       0.00       $       0.83     $       0.65
   Extraordinary loss                                                     -            (0.07)                 -            (0.09)
                                                            ---------------   --------------     --------------    -------------

Net income (loss) per share                                    $       0.31     $      (0.07)      $       0.83     $       0.56
                                                            ===============   ==============     ==============    =============

The earnings (loss) per share amounts shown above have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in the Company. Earnings (loss) per share on a fully diluted basis is the same as basic earnings per share, and therefore, is not separately presented.

During 1999, the Company granted certain employees stock options to acquire a total of 105,050 shares of the Company's Common Stock at exercise prices of $10.00 per share and its two non-employee directors stock options to acquire a total of 5,180 shares of Common Stock at exercise prices ranging from $13.75 to $24.75 per share. Each option vests with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

6.  Seasonality

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company typically experiences lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the second quarter of 1998 accounted for approximately 29% of annual sales in the year ended December 31, 1998.

7.  Pro Forma Data (Unaudited)

The pro forma consolidated statements of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1 of each period presented. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 40% combined effective tax rate) as if the Company had been taxed as a C corporation for the three and six months ended June 30, 1998 and 1999. The pro forma consolidated statements of operations data exclude one-time charges

                              TREX COMPANY, INC.

     For The Three and Six Months Ended June 30, 1998 and 1999 (Unaudited)

7.  Pro Forma Data (Unaudited) (continued)

relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 from April 8, 1999 through May 2, 1999 and 14,115,450 shares outstanding thereafter (See Note 1).

The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                            ----------------------------------   --------------------------------
                                                                  1998               1999             1998               1999
                                                            ---------------   ----------------   --------------    --------------
Numerator:
   Historical income from operations                           $ 3,637,000        $ 4,616,000      $  9,370,000      $ 12,975,000
   Supplemental pro forma interest
       income (expense), net                                        96,000           (196,000)          131,000          (302,000)
   Supplemental pro forma income taxes                          (1,493,000)        (1,770,000)       (3,800,000)       (5,070,000)
                                                            --------------    ---------------    --------------    --------------
   Supplemental pro forma net income available to
       common shareholders                                     $ 2,240,000        $ 2,650,000      $  5,701,000      $  7,603,000
                                                            ==============    ===============    ==============    ==============
Denominator:
   Denominator for pro forma basic earnings per common
      share-weighted average shares outstanding                 14,115,450         14,115,450        14,115,450        14,115,450
                                                            ==============    ===============    ==============    ==============
Supplemental pro forma basic earnings per common share         $      0.16        $      0.19      $       0.40      $       0.54
                                                            ==============    ===============    ==============    ==============

The foregoing supplemental pro forma basic earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1998 and 1999, respectively. The supplemental pro forma interest income (expense) gives effect to the repayment of the senior and subordinated notes of the Company (see Note 1) as if such repayments had been made as of January 1, 1998 and 1999, respectively. The supplemental pro forma income taxes reflect federal and state income taxes (assuming a 40% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1998 and 1999, respectively. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged for a note of Trex Company, Inc. as of January 1, 1998 and 1999, and excludes one-time charges relating to the Reorganization and IPO, including
(i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Supplemental pro forma weighted average shares outstanding assumes that the shares issued in the Reorganization and the IPO were outstanding for all periods presented. Supplemental pro forma earnings per share on a fully diluted basis is the same as supplemental pro forma basic earnings per share, and therefore, is not separately presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on a single manufacturing facility and its ability to increase its manufacturing capacity in its existing facility and its proposed new facility; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products. A discussion of such risks and uncertainties is contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 1999.

References to the "Company" in the following discussion mean TREX Company, LLC until the consummation of the reorganization on April 7, 1999 (the "Reorganization") and Trex Company, Inc. and its wholly owned subsidiary, TREX Company, LLC, at all times thereafter. See Note 1 to the Consolidated Financial Statements of Trex Company, Inc. included elsewhere in this report.

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

The Company did not record an income tax provision for any period through April 7, 1999. Until the Reorganization, the Company elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the Company's income through April 7, 1999 has been taxed directly to the Company's members, rather than to the Company.


Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net Sales

Net sales in the three months ended June 30, 1999 (the "1999 quarter") increased 43.3% to $19.8 million from $13.8 million in the three months ended June 30, 1998 (the "1998 quarter"). The increase in net sales was primarily attributable to the growth in sales volume, which increased to 60.2 million pounds of finished product in the 1999 quarter from 44.2 million pounds in the 1998 quarter, and, to a lesser extent, to a price increase of approximately 6%. Production line rate increases and the addition of two production lines since June 30, 1998 significantly increased the Company's production capacity in the 1999 quarter. The increase in the number of dealer outlets, from approximately 1,900 at June 30, 1998 to approximately 2,000 at June 30, 1999, contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 40.0% to $8.3 million in the 1999 quarter from $5.9 million in the 1998 quarter. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 41.7% in the 1999 quarter from 42.7% in the 1998 quarter. The decline principally reflected operating efficiencies from improved production line rates and the economies of scale resulting from the two additional production lines.

Gross Profit

Gross profit increased 45.7% to $11.5 million in the 1999 quarter from $7.9 million in the 1998 quarter. The increase in gross profit was attributable to the higher sales volume and improved operating efficiencies. Gross profit as a percentage of net sales increased to 58.3% in the 1999 quarter from 57.3% in the 1998 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 61.7% to $6.9 million in the 1999 quarter from $4.3 million in the 1998 quarter. The increase was primarily attributable to higher sales and marketing expenses, which increased 63.0% to $4.4 million in the 1999 quarter from $2.7 million in the 1998 quarter. The largest component of the increase was branding costs, including advertising, which increased 85% as the Company expanded its advertising and promotional activities. General and administrative expenses increased 60.3% to $2.5 million in the 1999 quarter from $1.6 million in the 1998 quarter. The increase was primarily attributable to costs associated with an increase in staffing necessary to support the Company's growth, the Company's second manufacturing facility, which started production in the third quarter of 1999, and an increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales increased to 34.9% in the 1999 quarter from 30.9% in the 1998 quarter.

Interest Expense

Net interest expense decreased 51.9% to $.3 million in the 1999 quarter from $.6 million in the 1998 quarter. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment of $21.25 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the Company's initial public offering (the "IPO").

Income Taxes

The Company was taxed as a partnership for federal and state tax purposes for all periods through April 7, 1999 and thus recorded no provision for income taxes. The income tax provision of $4.3 million in the 1999 quarter represents an assumed 40% combined effective tax and a one-time charge for deferred income taxes of $2.6 million arising from the Company's conversion for income tax purposes to a C corporation on April 7, 1999.

Extraordinary Charge

The extraordinary charge of $1.1 million in the 1999 quarter reflects a prepayment penalty of $1.5 million from the early retirement of $26.25 million of senior and subordinated debt with the net proceeds of the IPO and the related write-off of unamortized debt discount of $.2 million, both net of taxes.

Net Income (Loss)

The Company realized a net loss of $1.0 million in the 1999 quarter compared to net income of $3.0 million in the 1998 quarter.


Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

Net Sales

Net sales in the six months ended June 30, 1999 (the "1999 six-month period") increased 43.7% to $42.1 million from $29.3 million in the six months ended June 30, 1998 (the "1998 six-month period"). The increase in net sales was primarily attributable to the growth in sales volume, which increased to 129.1 million pounds of finished product in the 1999 six-month period from 95.3 million pounds in the 1998 six-month period, and, to a lesser extent, to a price increase of approximately 6%. Production line rate increases and the addition of two production lines since June 30, 1998 significantly increased the Company's production capacity in the 1999 six-month period. The increase in the number of dealer outlets, from approximately 1,900 at June 30, 1998 to approximately 2,000 at June 30, 1999, contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 37.1% to $18.2 million in the 1999 six-month period from $13.3 million in the 1998 six-month period. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 43.2% in the 1999 six-month period from 45.3% in the 1998 six-month period. The decline principally reflected operating efficiencies from improved production line rates and the economies of scale resulting from the two additional production lines.

Gross Profit

Gross profit increased 49.2% to $23.9 million in the 1999 six-month period from $16.0 million in the 1998 six-month period. The increase in gross profit was attributable to the higher sales volume and improved operating efficiencies. Gross profit as a percentage of net sales increased to 56.8% in the 1999 six-month period from 54.7% in the 1998 six-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 64.1% to $11.0 million in the 1999 six-month period from $6.7 million in the 1998 six-month period. The increase was primarily attributable to higher sales and marketing expenses, which increased 57.4% to $6.5 million in the 1999 six-month period from $4.2 million in the 1998 six-month period. The largest component of the increase was branding costs, including advertising, which increased 79% as the Company expanded its advertising and promotional activities. General and administrative expenses increased 75.2% to $4.4 million in the 1999 six-month period from $2.5 million in the 1998 six-month period. The increase was primarily attributable to costs associated with an increase in staffing necessary to support the Company's growth, the Company's second manufacturing facility, which started production in the third quarter of 1999, and an increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales increased to 26.0% in the 1999 six-month period from 22.8% in the 1998 six-month period.

Interest Expense

Net interest expense decreased 13.5% to $1.1 million in the 1999 six-month period from $1.3 million in the 1998 six-month period. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment of $21.25 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the IPO.

Income taxes

The Company was taxed as a partnership for federal and state income tax purposes for all periods through April 7, 1999 and thus recorded no provision for income taxes. The income tax provision of $4.3 million in the 1999 six-month period represents an assumed 40% combined effective tax rate and a one-time charge for deferred income taxes of $2.6 million arising from the Company's conversion from an LLC to a C corporation on April 7, 1999.

Extraordinary charge

The extraordinary charge of $1.1 million in the 1999 six-month period reflects a prepayment penalty of $1.5 million from the early retirement of $26.25 million of senior and subordinated debt with the net proceeds of the IPO and the related write-off of unamortized debt discount of $.2 million, both net of taxes.

Net Income

Net income decreased 19.2% to $6.6 million in the 1999 six-month period from $8.1 million in the 1998 six-month period.


Liquidity and Capital Resources

The Company's total assets increased from $51.3 million at December 31, 1998 to $64.4 million at June 30, 1999. Higher receivables balances resulting from an increase in net sales in the 1999 six-month period accounted for $4.4 million of the increase. Inventories decreased $3.8 million in relation to the increased net sales. Property, plant and equipment, net, increased $14.3 million as the Company incurred the balance of the costs of installing two additional production lines in its Winchester, Virginia facility and began construction of its second manufacturing facility in Nevada.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms and borrowings under its credit facility.

The Company's cash flow from operating activities for the 1999 six-month period was $13.4 million compared to $12.5 million for the 1998 six-month period. Higher sales volume accounted for the increase in cash flows in the 1999 six-month period.

The Company's working capital generally averages between 12% and 18% of net sales. The Company's working capital needs correlate closely with the level of the Company's net sales. Consequently, the Company's short-term borrowing requirements are affected by the seasonality of its business. On August 3, 1999, the Company amended the terms of its revolving credit facility. The facility provides for borrowings of up to $10.0 million on an unsecured basis for working capital and other general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on July 31, 2000. The unpaid principal balance of any term loans outstanding on December 31, 1999 will be payable in consecutive monthly payments beginning February 1, 2000, and the entire unpaid principal balance of the term loans will be payable in full on July 31, 2000.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of June 30, 1999, the Company's indebtedness had an overall weighted average interest rate of approximately 7.3% per annum.

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

The Company financed its acquisition of the site for its second manufacturing facility located in Nevada in December 1998 in part with a $2.1 million loan which is payable in September 1999. The Company financed construction of the facility in part with proceeds of $4.6 million under a construction loan which is payable in November 1999. The site acquisition and construction loans accrue interest at an annual rate of 7.5%. The Company intends to refinance both loans with long-term borrowings. As of June 30, 1999, the Company estimates $10.5 million will be required to complete construction and equipping of the Nevada facility. The Company will fund the remaining expenditures from cash on hand, cash flow from operations and borrowings under its credit facility.

As part of the Reorganization, TREX Company, LLC in April 1999 made the LLC Distribution of approximately $12.6 million to certain of its members. See Note 1 to the Consolidated Financial Statements included elsewhere in this report. The LLC Distribution was funded from $3.9 million of cash on hand, $4.4 million of borrowings under the credit facility and $4.3 million of net proceeds from the initial public offering. The Company will make a final payout of $822,000 in the third quarter of 1999 relating to the LLC Distribution.

Expansion of the Company's production capacity will require significant capital expenditures. The Company currently estimates that its aggregate capital requirements in 1999 and 2000 will total approximately $31.3 million, of which approximately $25.8 million is expected to be incurred in 1999 and approximately $5.5 million in 2000. Capital expenditures in the first half of 1999 totaled approximately $15.9 million. Capital expenditures will be used primarily for the construction and equipping of the Company's new manufacturing facility in Nevada. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company's credit agreements will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

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

Assessment Phase.   As part of the assessment phase of its program, the Company has identified substantially all of the major components of the systems described above. To determine the extent to which such systems are vulnerable to the Year 2000 issue, the Company has completed an evaluation of its software applications and began remediation and testing activities for such applications in the first and second quarters of 1999. In addition, in the fourth quarter of 1998, the Company completed its distribution of letters to certain of its major suppliers and other material service providers and to the Company's major distributors, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company is currently processing the responses to those inquiries and re-soliciting responses from those entities that have not yet responded.

Remediation and Testing Phase.   Based upon the results of its assessment
efforts, the Company has undertaken remediation and testing activities. The Company intends to complete this phase by September 30, 1999. The activities conducted during the remediation and testing phase are intended to address potential Year 2000 problems in computer software used by the Company in its information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate a program application and, if a potential Year 2000 problem is identified, will take steps to attempt to remediate the problem and individually test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation.

Contingency Plans. The Company intends to develop contingency plans to handle its most reasonably likely worst case Year 2000 scenarios, which it has not yet identified fully. The Company intends to complete its determination of such worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties and completed its remediation and testing activities. The Company expects to complete development of its contingency plans by September 30, 1999.

Costs Related to the Year 2000 Issue.   To date, the Company has incurred
approximately $25,000 in costs for its Year 2000 program. Such costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately track such costs. The Company currently estimates that it will incur additional costs (excluding internal staff costs), which are not expected to exceed approximately $30,000, to complete its Year 2000 compliance work. Such costs will constitute approximately 40% of the Company's budgeted expenditures for information technology. Actual costs may vary from the foregoing estimates based on the Company's evaluation of responses to its third-party inquiries and on the results of its remediation and testing activities. The Company expects to fund its Year 2000 remediation costs out of the cash flows generated by its operations. The Company has not deferred any of its information technology projects to date as a result of the Year 2000 issue.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. As of June 30, 1999, the Company's debt consisted of fixed-rate debt of $6.6 million and variable-rate debt of $4.6 million. Substantially all of the Company's variable-rate debt is based on LIBOR. The Company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its variable-rate debt. As of June 30, 1999, the Company had effectively fixed its interest rate exposure at approximately 7% on approximately $4.6 million of its variable-rate debt through 2008.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.


                          Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

TREX Company, LLC filed a lawsuit on March 2, 1999 in the Circuit Court of Frederick County, Virginia, against a former distributor to collect unpaid invoices. The defendant filed its response on July 30, 1999 and, in a counterclaim, alleges that TREX Company, LLC made various misrepresentations which resulted in, among other items, loss of business and loss of reputation. The defendant-counterclaimant seeks compensatory damages of $7.2 million and punitive damages of $7.5 million against TREX Company, LLC based on claims of fraud, breach of warranty, negligence, defamation, intentional interference with business relationships and breach of contract. TREX Company LLC intends to pursue its claims and to deny all allegations made in the counterclaim.


Item 2.  Changes in Securities and Use of Proceeds

(c) On April 7, 1999, in connection with the reorganization consummated on that date (the "Reorganization"), Trex Company, Inc. issued the following numbers of shares of Common Stock to the following persons solely in exchange for their junior membership interests in TREX Company, LLC:
     2,137,500 shares of Common Stock to each of Anthony J. Cavanna, Andrew U. Ferrari, Robert G. Matheny and Roger A. Wittenberg, each of whom is a director and an executive officer of Trex Company, Inc.; 633,650 shares to CIG & Co., acting as nominee of Connecticut General Life Insurance Company (526,300 shares) and Life Insurance Company of North America (107,350 shares) and 316,350 shares of Common Stock to The Lincoln National Life Insurance Company. Such issuance was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

(d) As of May 17, 1999, the Company had applied all of the net proceeds from the initial public offering except for $1.3 million, which was temporarily invested in short-term, investment grade repurchase obligations pending application for working capital and general corporate purposes. During the quarter ended June 30, 1999, the Company applied these funds for working capital and general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

Until April 7, 1999, all of the outstanding capital stock of the Company was owned by TREX Company, LLC. On April 7, 1999, prior to the Reorganization, the Company's sole stockholder approved, ratified and confirmed the Trex Company, Inc. 1999 Stock Option and Incentive Plan, the Trex Company, Inc. 1999 Incentive Plan for Outside Directors and the Trex Company, Inc. 1999 Employee Stock Purchase Plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The Company files herewith the following exhibits:

              27.  Financial Data Schedule. Filed herewith.

         (b) The following Current Report on Form 8-K was filed by the Company during the period covered by this report:

     Date of Report        Item Reported
     --------------        -------------

1.   May 25, 1999     Item 5 (Cautionary statements for purposes of the "safe
                              harbor" provisions of the Private Securities
                              Litigation Reform Act of 1995)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TREX COMPANY, INC.
                                     (Registrant)

Date: August 12, 1999                   /s/  Anthony J. Cavanna
                                        -------------------------------
                                        Anthony J. Cavanna, Executive Vice
                                          President and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial Officer)

                                 EXHIBIT INDEX
                                 -------------
                   (Pursuant to Item 601 of Regulation S-K)


27       Financial Data Schedule. Filed herewith.