Form 10-Q
period 1999-09-30
TREX CO INC
filed 1999-11-12
CIK 1069878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                      OR

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

Yes  [x]                    No  [_]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 5, 1999 was 14,120,572 shares.

                              TREX COMPANY, INC.

                                     INDEX

                                                                                Page
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets as of December 31, 1998
               and September 30, 1999 (unaudited)                                  3

              Consolidated Statements of Operations for the three and nine
               months ended September 30, 1998 and 1999 (unaudited)                4

              Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1998 and 1999 (unaudited)                       5

              Notes to Consolidated Financial Statements (unaudited)               6

    Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                      11

    Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                                  17

PART II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                                    18

    Signatures                                                                    19

    Exhibit Index                                                                 20

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TREX COMPANY, INC.
                          Consolidated Balance Sheets

                                                                                   December 31,       September 30,
                                                                                     1998 (*)              1999
                                                                                  ------------       ------------
                                                                                                       (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $  1,200,000       $    312,000
    Trade accounts receivable                                                           34,000          4,256,000
    Inventories                                                                      6,007,000          3,155,000
    Prepaid expenses and other assets                                                  673,000            405,000
                                                                                  ------------       ------------

Total current assets                                                                 7,914,000          8,128,000
                                                                                  ------------       ------------

Property, plant and equipment, net                                                  33,886,000         53,512,000
Intangible assets, net                                                               9,298,000          8,671,000
Deferred financing charges, net                                                        233,000                 --
                                                                                  ------------       ------------
Total assets                                                                      $ 51,331,000       $ 70,311,000
                                                                                  ============       ============

LIABILITIES AND MEMBERS' / STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable                                                        $  2,577,000       $  3,723,000
    Accrued expenses                                                                 1,086,000          1,555,000
    Income taxes payable                                                                    --          1,787,000
    Other current liabilities                                                        1,314,000            702,000
    Current portion of long-term debt                                                6,109,000            444,000
                                                                                  ------------       ------------

Total current liabilities                                                           11,086,000          8,211,000

Deferred income taxes                                                                       --          2,849,000
Long-term debt                                                                      26,954,000         10,887,000
                                                                                  ------------       ------------

Total liabilities                                                                   38,040,000         21,947,000
                                                                                  ------------       ------------

Members' / stockholders' equity:
    Preferred units, 1,000 units authorized, issued and outstanding                  3,000,000                 --
    Junior units, 4,000 units authorized, issued and outstanding                     2,350,000                 --
    Undistributed earnings                                                           7,941,000                 --
    Preferred stock, $.01 par value, 3,000,000 shares authorized,
     none issued and outstanding                                                            --                 --
    Common stock, $.01 par value, 40,000,000 shares authorized,
     14,118,435 shares issued and outstanding                                               --            141,000
    Additional capital                                                                      --         40,947,000
    Retained earnings                                                                       --          7,276,000
                                                                                  ------------       ------------

Total members' / stockholders' equity                                               13,291,000         48,364,000
                                                                                  ------------       ------------

Total liabilities and members' / stockholders' equity                             $ 51,331,000       $ 70,311,000
                                                                                  ============       ============

* The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements of TREX Company, LLC (the Company's predecessor) at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                     ------------------------------   ------------------------------
                                                          1998            1999              1998            1999
                                                     -------------    -------------   -------------    -------------
Net sales                                            $  12,058,000    $  19,955,000   $  41,386,000    $  62,095,000

Cost of sales                                            6,537,000        9,358,000      19,812,000       27,554,000
                                                     -------------    -------------   -------------    -------------


Gross profit                                             5,521,000       10,597,000      21,574,000       34,541,000
Selling, general and administrative expenses             3,199,000        3,885,000       9,883,000       14,855,000
                                                     -------------    -------------   -------------    -------------


Income from operations                                   2,322,000        6,712,000      11,691,000       19,686,000
Interest income                                            160,000           30,000         302,000           63,000
Interest (expense)                                        (758,000)        (211,000)     (2,156,000)      (1,331,000)
                                                     -------------    -------------   -------------    -------------


Income before taxes and extraordinary item               1,724,000        6,531,000       9,837,000       18,418,000
Income taxes                                                    --        2,394,000              --        6,674,000
                                                     -------------    -------------   -------------    -------------

Income before extraordinary item                         1,724,000        4,137,000       9,837,000       11,744,000
Extraordinary loss on the early
         extinguishment of debt, net of
         $704,000 of taxes                                      --               --              --       (1,056,000)
                                                     -------------    -------------   -------------    -------------
Net income                                           $   1,724,000    $   4,137,000   $   9,837,000    $  10,688,000
                                                     =============    =============   =============    =============

Basic earnings per common share
        Income before extraordinary item             $        0.17    $        0.29   $        1.00    $        0.94
        Extraordinary item                                      --               --              --            (0.09)
                                                     -------------    -------------   -------------    -------------
        Net income                                   $        0.17    $        0.29   $        1.00    $        0.85
                                                     =============    =============   =============    =============


Weighted average shares outstanding                      9,500,000       14,117,981       9,500,000       12,420,021
                                                     =============    =============   =============    =============

Pro forma data (unaudited, see Note 7):
        Historical income before taxes and
               extraordinary item                    $   1,724,000    $   6,531,000   $   9,837,000    $  18,418,000
        Pro forma income taxes                            (655,000)      (2,482,000)     (3,738,000)      (6,999,000)
                                                     --------------   --------------  -------------    -------------

        Pro forma net income                         $   1,069,000    $   4,049,000   $   6,099,000    $  11,419,000
                                                     =============    =============   =============    =============

        Pro forma basic earnings per
             common share                            $        0.11    $        0.29   $        0.64    $        0.92
                                                     =============    =============   =============    =============

        Pro forma weighted average common
             shares outstanding                          9,500,000       14,117,981       9,500,000       12,420,021
                                                     =============    =============   =============    =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                Nine Months Ended September 30,
                                                                                              ----------------------------------
                                                                                                   1998               1999
                                                                                              --------------       -------------
OPERATING ACTIVITIES
Net income                                                                                       $ 9,837,000        $ 10,688,000
Adjustments to reconcile net income to net cash provided by operating activities
    Extraordinary loss on early prepayment of debt                                                        --           1,760,000
    Deferred income taxes                                                                                 --           2,849,000
    Depreciation and amortization                                                                  2,208,000           3,096,000
    Amortization of deferred financing charges                                                        38,000              13,000
    Loss on disposal of property, plant and equipment                                                     --             156,000
    Changes in operating assets and liabilities
         Trade accounts receivable                                                                (1,676,000)         (4,222,000)
         Inventories                                                                               2,567,000           2,852,000
         Prepaid expenses and other assets                                                          (327,000)            268,000
         Trade accounts payable                                                                      414,000           1,146,000
         Accrued expenses                                                                            628,000             469,000
         Income taxes payable                                                                             --           1,787,000
         Other current liabilities                                                                  (603,000)           (612,000)
                                                                                               -------------      --------------


Net cash provided by operating activities                                                         13,086,000          20,250,000
                                                                                               -------------      --------------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment                                                    (8,783,000)        (22,251,000)
                                                                                               -------------      --------------


Net cash used in investing activities                                                             (8,783,000)        (22,251,000)
                                                                                               -------------      --------------

FINANCING ACTIVITIES
Borrowings under mortgages and notes                                                               3,780,000          11,298,000
Borrowings under line of credit                                                                      162,000                  --
Principal payments under mortgages and notes                                                         (34,000)        (34,570,000)
Proceeds from initial public offering                                                                     --          41,055,000
Proceeds from employee stock purchase plan                                                                --              33,000
Preferred distributions paid                                                                        (304,000)         (3,115,000)
Common distributions paid                                                                         (2,296,000)        (13,588,000)
                                                                                               -------------      --------------


Net cash provided by financing activities                                                          1,308,000           1,113,000
                                                                                               -------------      --------------


Net increase (decrease) in cash and cash equivalents                                               5,611,000            (888,000)
Cash and cash equivalents at beginning of period                                                   2,000,000           1,200,000
                                                                                               -------------      --------------


Cash and cash equivalents at end of period                                                       $ 7,611,000        $    312,000
                                                                                               =============      ==============


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                  Notes to Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)

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

TREX Company, LLC manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(TM) lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

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

As part of the Reorganization, the Company made a special cash distribution (the "LLC Distribution") to its junior members in the amount of $12.6 million, of which $6.7 million was paid prior to the consummation of the IPO. The Company finalized its determination of amounts due to the junior members for the LLC Distribution in July 1999 and distributed an additional $822,000 in the third quarter of 1999. A deferred income tax liability of $2.6 million was recognized as a result of the conversion of TREX Company, LLC in the Reorganization from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code (a "C corporation").

Immediately prior to the Reorganization, TREX Company, LLC exercised an option to repurchase 667 units of junior membership interest from certain members at a price of $.01 per unit.

                              TREX COMPANY, INC.

                     Notes to Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)


Initial Public Offering

In the IPO, the Company sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, the Company sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by the Company, totaled approximately $41.1 million. The net proceeds of approximately $35.5 million from the sale of shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. The net proceeds of approximately $5.6 million from the over-allotment exercise were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.2 million was used for working capital and general corporate purposes.


2.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1997 and for the period from July 1, 1996 (inception) to December 31, 1996 and for each of the two years in the period ended December 31, 1998 included in the registration statement of Trex Company, Inc. on Form S-1 (File No. 333-63287), as filed with the Securities and Exchange Commission.

3.       Inventory

Inventories consist of the following:

                               December 31, 1998              September 30, 1999
                               -----------------              ------------------
Finished goods                 $4,847,000                      $2,327,000
Raw materials                   1,160,000                         828,000
                               ----------                      ----------

                               $6,007,000                      $3,155,000
                               ==========                      ==========

4.       Debt

On August 3, 1999, the Company revised the terms of its bank revolving credit facility. The new terms of the revolving credit facility provide for borrowings of up to $10.0 million on an unsecured basis for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans, collateralized by certain equipment, to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any

                              TREX COMPANY, INC.

                     Notes to Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)


term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on July 31, 2000. The unpaid principal balance of term loans outstanding on December 31, 1999 will be payable in consecutive monthly payments beginning on February 1, 2000, and the entire unpaid principal balance of the term loans will be payable in full on July 31, 2000.

On September 30, 1999, the Company refinanced two loans with which it financed the site acquisition and construction of the Company's second manufacturing facility located in Nevada with a 15-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 7.90%.

5.       Stockholders' Equity

The following table sets forth the computation of basic earnings per share:

                                               Three Months Ended September 30,                Nine Months Ended September 30,
                                               -------------------------------------         ----------------------------------
                                                      1998                  1999                  1998                1999
                                               ----------------      ---------------         --------------     ---------------
Numerator:
    Income before extraordinary item            $    1,724,000       $    4,137,000          $  9,837,000        $ 11,744,000
    Preferred dividends                               (101,000)                   -              (304,000)           (115,000)
                                                ---------------      --------------          --------------      --------------

                                                     1,623,000            4,137,000             9,533,000          11,629,000
    Extraordinary item                                       -                    -                     -          (1,056,000)
                                                --------------       --------------          --------------      --------------
Net income available
         to common shareholders                 $    1,623,000       $    4,137,000          $  9,533,000        $ 10,573,000
                                                ==============       ==============          ==============      ==============
Denominator:
Denominator for basic earnings per
         share-weighted average shares
         outstanding                                 9,500,000           14,117,981             9,500,000          12,420,021
                                                ==============       ==============          ==============      ==============
Basic earnings per common share
    Income before extraordinary item            $         0.17       $         0.29          $       1.00        $       0.94
Extraordinary loss                                           -                    -                     -               (0.09)
                                                --------------       --------------          --------------      --------------

Net income per share                            $         0.17       $         0.29          $       1.00        $       0.85
                                                ==============       ==============          ==============      ==============

                              TREX COMPANY, INC.

                     Notes to Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)


The earnings per share amounts shown above have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in the Company. Earnings per share on a fully diluted basis is the same as basic earnings per share and, therefore, is not separately presented.

During 1999, the Company granted certain employees stock options to acquire a total of 105,050 shares of the Company's Common Stock at exercise prices of $10.00 per share and its two non-employee directors stock options to acquire a total of 6,110 shares of Common Stock at exercise prices ranging from $13.75 to $26.56 per share. Each option vests with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the date of grant. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

6.       Seasonality

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company typically experiences lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the third quarter of 1998 accounted for approximately 26% of annual sales in the year ended December 31, 1998.

7.       Pro Forma and Supplemental Pro Forma Data (Unaudited)

The pro forma consolidated statements of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1 of each period presented. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for the three and nine months ended September 30, 1998 and 1999. The pro forma consolidated statements of operations data exclude one-time charges relating to the Reorganization and IPO, including
(i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 from April 8, 1999 through May 2, 1999, 14,115,450 from May 3 through July 14 and 14,118,435 shares outstanding through September 30, 1999 (See Note 1).

                              TREX COMPANY, INC.

                     Notes to Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1998 and 1999 (Unaudited)


The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                         Three Months Ended September 30,          Nine Months Ended September 30,
                                         --------------------------------          -------------------------------
                                             1998                 1999                 1998               1999
                                         -----------          -----------          ------------       ------------
Numerator:
    Historical income from
       operations                        $ 2,322,000          $ 6,712,000           $ 11,691,000        $ 19,686,000
    Supplemental pro forma
       interest income
       (expense), net                         96,000             (181,000)               227,000            (483,000)
    Supplemental pro forma
       income taxes                         (919,000)          (2,482,000)            (4,529,000)         (7,297,000)
                                         -----------          -----------           ------------        ------------

    Supplemental pro forma
       net income available to
       common shareholders               $ 1,499,000          $ 4,049,000           $  7,389,000        $ 11,906,000
                                         ===========          ===========           ============        ============

Denominator:
    Denominator for pro forma
       basic earnings per
       common share-weighted
       average shares
       outstanding                        14,115,450           14,117,981             14,115,450          14,116,303
                                         ===========          ===========           ============        ============

Supplemental pro forma basic
       earnings per common share         $      0.11          $      0.29           $       0.52        $       0.84
                                         ===========          ===========           ============        ============

The foregoing supplemental pro forma basic earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1998 and 1999, respectively. The supplemental pro forma interest income (expense) gives effect to the repayment of the senior and subordinated notes of the Company (see Note 1) as if such repayments had been made as of January 1, 1998 and 1999, respectively. The supplemental pro forma income taxes reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1998 and 1999, respectively. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged for a note of Trex Company, Inc. as of January 1, 1998 and 1999, and excludes one-time charges relating to the Reorganization and IPO, including
(i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Supplemental pro forma weighted average shares outstanding assumes that the shares issued in the Reorganization and the IPO were outstanding for all periods presented. Supplemental pro forma earnings per share on a fully diluted basis is the same as supplemental pro forma basic earnings per share and, therefore, is not separately presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on its two manufacturing facilities and its ability to increase its manufacturing capacity in its existing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products. A discussion of such risks and uncertainties is contained in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 1999.

References to the "Company" in the following discussion mean TREX Company, LLC until the consummation of the reorganization on April 7, 1999 (the "Reorganization") and Trex Company, Inc. and its wholly owned subsidiary, TREX Company, LLC, at all times thereafter. See Note 1 to the Consolidated Financial Statements included elsewhere in this report.

Overview

The Company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(TM) lumber ("Trex") is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including industrial block flooring, applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

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

The Company did not record an income tax provision for any period through April 7, 1999. Until the Reorganization, the Company elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the Company's income through April 7, 1999 was directly to the Company's members, rather than to the Company.

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Net Sales

Net sales in the three months ended September 30, 1999 (the "1999 quarter") increased 65.5% to $20.0 million from $12.1 million in the three months ended September 30, 1998 (the "1998 quarter"). The increase in net sales was primarily attributable to the growth in sales volume, which increased to 60.7 million pounds of finished product in the 1999 quarter from 38.6 million pounds in the 1998 quarter, and, to a lesser extent, to a price increase of approximately 6%. Production line rate increases, the addition of two production lines in the Company's Winchester, Virginia manufacturing facility in the first quarter of 1999 and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the 1999 quarter significantly increased the Company's production capacity in the 1999 quarter. The increase in the number of dealer outlets, from approximately 1,850 at September 30, 1998 to approximately 2,000 at September 30, 1999, contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 43.2% to $9.4 million in the 1999 quarter from $6.5 million in the 1998 quarter. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 46.9% in the 1999 quarter from 54.2% in the 1998 quarter. The decline principally reflected operating efficiencies from improved production line rates and the economies of scale resulting from the four additional production lines.

Gross Profit

Gross profit increased 91.9% to $10.6 million in the 1999 quarter from $5.5 million in the 1998 quarter. The increase in gross profit was attributable to the higher sales volume and improved operating efficiencies. Gross profit as a percentage of net sales increased to 53.1% in the 1999 quarter from 45.8% in the 1998 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 21.4% to $3.9 million in the 1999 quarter from $3.2 million in the 1998 quarter. The increase was primarily attributable to higher sales and marketing expenses, which increased 26.3% to $1.9 million in the 1999 quarter from $1.5 million in the 1998 quarter. The largest component of the increase consisted of branding costs, including advertising costs, which increased 57.6% as the Company expanded its advertising and promotional activities. General and administrative expenses increased 17.1% to $2.0 million in the 1999 quarter from $1.7 million in the 1998 quarter. The increase was primarily attributable to costs associated with an increase in staffing necessary to support the Company's growth, the Company's second manufacturing facility, which started production in the 1999 quarter, and an increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales decreased to 19.5% in the 1999 quarter from 26.5% in the 1998 quarter.

Interest Expense

Net interest expense decreased 69.7% to $0.2 million in the 1999 quarter from $.6 million in the 1998 quarter. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment, in the second quarter of 1999, of $21.3 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the Company's initial public offering (the "IPO").

Income Taxes

The Company was taxed as a partnership for federal and state tax purposes for all periods through April 7, 1999 and thus recorded no provision for income taxes. The income tax provision of $2.4 million in the 1999 quarter represents an assumed 38% combined effective tax.

Net Income

The Company realized net income of $4.1 million in the 1999 quarter compared to net income of $1.7 million in the 1998 quarter.


Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

Net Sales

Net sales in the nine months ended September, 30, 1999 (the "1999 nine-month period") increased 50.0% to $62.1 million from $41.4 million in the nine months ended September, 30, 1998 (the "1998 nine-month period"). The increase in net sales was primarily attributable to the growth in sales volume, which increased to 189.7 million pounds of finished product in the 1999 nine-month period from
133.9 million pounds in the 1998 nine-month period, and, to a lesser extent, to a price increase of approximately 6%. Production line rate increases, the addition of two production lines in the Company's Winchester, Virginia manufacturing facility in the first quarter of 1999 and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the 1999 quarter significantly increased the Company's production capacity in the 1999 nine-month period. The increase in the number of dealer outlets, from approximately 1,850 at September 30, 1998 to approximately 2,000 at September 30, 1999, contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 39.1% to $27.6 million in the 1999 nine-month period from $19.8 million in the 1998 nine-month period. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 44.4% in the 1999 nine-month period from 47.9% in the 1998 nine-month period. The decline principally reflected operating efficiencies from improved production line rates and the economies of scale resulting from the four additional production lines.

Gross Profit

Gross profit increased 60.1% to $34.5 million in the 1999 nine-month period from $21.6 million in the 1998 nine-month period. The increase in gross profit was attributable to the higher sales volume and improved operating efficiencies. Gross profit as a percentage of net sales increased to 55.6% in the 1999 nine-month period from 52.1% in the 1998 nine-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 50.3% to $14.9 million in the 1999 nine-month period from $9.9 million in the 1998 nine-month period. The increase was primarily attributable to higher sales and marketing expenses, which increased 49.2% to $8.4 million in the 1999 nine-month period from $5.7 million in the 1998 nine-month period. The largest component of the increase consisted of branding costs, including advertising costs, which increased 74.7% as the Company expanded its advertising and promotional activities. General and administrative expenses increased 51.8% to $6.4 million in the 1999 nine-month period from $4.2 million in the 1998 nine-month period. The increase was primarily attributable to costs associated with an increase in staffing necessary to support the Company's growth, the Company's second manufacturing facility, which started production in the 1999 quarter, and an increase in research and development activities. Selling, general and administrative expenses as a percentage of net sales remained at 23.9%.

Interest Expense

Net interest expense decreased 31.6% to $1.3 million in the 1999 nine-month period from $1.9 million in the 1998 nine-month period. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment, in the second quarter of 1999, of $21.3 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the IPO.

Income Taxes

The Company was taxed as a partnership for federal and state income tax purposes for all periods through April 7, 1999 and thus recorded no provision for income taxes. The income tax provision of $6.7 million in the 1999 nine-month period represents an assumed 38% combined effective tax rate and a one-time charge for deferred income taxes of $2.6 million arising from the Company's conversion from an LLC to a C corporation on April 7, 1999.

Extraordinary Charge

The extraordinary charge of $1.1 million in the 1999 nine-month period reflects a prepayment penalty of $1.5 million from the early retirement of $26.3 million of senior and subordinated debt with the net proceeds of the IPO and the related write-off of unamortized debt discount of $.2 million, both net of taxes.

Net Income

Net income increased 8.7% to $10.7 million in the 1999 nine-month period from $9.8 million in the 1998 nine-month period.

Liquidity and Capital Resources

The Company's total assets increased from $51.3 million at December 31, 1998 to $70.3 million at September 30, 1999. Higher receivables balances resulting from an increase in net sales in the 1999 nine-month period accounted for $4.2 million of the increase. Inventories decreased $2.9 million in relation to the increased net sales. Property, plant and equipment, net, increased $19.6 million as the Company installed two additional production lines in its Winchester, Virginia facility, constructed and opened its second manufacturing facility in Fernley, Nevada with two production lines and started ordering equipment for four additional manufacturing lines for its Nevada facility.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms and borrowings under its credit facility.

The Company's cash flow from operating activities for the 1999 nine-month period was $20.3 million compared to $13.1 million for the 1998 nine-month period. Higher sales volume accounted for the increase in cash flows in the 1999 nine-month period.

The Company's working capital generally averages between 12% and 18% of net sales. The Company's working capital needs correlate closely with the level of the Company's net sales. Consequently, the Company's short-term borrowing requirements are affected by the seasonality of its business. On August 3, 1999, the Company amended the terms of its revolving credit facility. The new terms of the facility provide for borrowings of up to $10.0 million on an unsecured basis for working capital and other general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans, collateralized by certain equipment, to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on July 31, 2000. The unpaid principal balance of any term loans outstanding on December 31, 1999 will be payable in consecutive monthly payments beginning February 1, 2000, and the entire unpaid principal balance of the term loans will be payable in full on July 31, 2000.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of September 30, 1999, the Company's indebtedness had an overall weighted average interest rate of approximately 7.6% per annum.

The Company financed its purchase of its Winchester, Virginia facility in June 1998 with a ten-year term loan of $3.8 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual rate of 7.12%.

The Company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual rate of 6.8%.

The Company financed its acquisition of the site for its second manufacturing facility located in Nevada in December 1998 in part with a $2.1 million loan which was payable in September 1999. The Company financed construction of the facility in part with proceeds of $4.6 million under a construction loan which was payable in November 1999. The site acquisition and construction loans accrued interest at an annual rate of 7.5%. The Company refinanced both loans on September 30, 1999 with a fifteen-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual rate of 7.90%.

As part of the Reorganization, TREX Company, LLC in April 1999 made a distribution to its junior members (the "LLC Distribution") of approximately $12.6 million. See Note 1 to the Consolidated Financial Statements included elsewhere in this report. The LLC Distribution was funded from $3.9 million of cash on hand, $4.4 million of borrowings under the credit facility and $4.3 million of net proceeds from the initial public offering. The Company made a final payout of $822,000 in the third quarter of 1999 relating to the LLC Distribution.

Expansion of the Company's production capacity will continue to require significant capital expenditures. Capital expenditures during the 1999 nine-month period totaled approximately $22.3 million. As of September 30, 1999, the Company estimates $12.5 million will be required to complete the equipping of four additional manufacturing lines for its Nevada facility. The Company estimates that its capital expenditures for this purpose in the fourth quarter of 1999 will total approximately $6.5 million and in 2000 will total approximately $6.0 million. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company's credit facility will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Year 2000 Issue

The Company's Program. The Company has undertaken a program to address the Year 2000 issue with respect to the following: (1) the Company's information technology and operating systems, including its billing, accounting and financial reporting systems; (2) the Company's non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology; (3) certain systems of the Company's major suppliers and material service providers, insofar as such systems relate to the Company's business activities with such parties; and (4) the Company's major distributors, insofar as the Year 2000 issue relates to the ability of such distributors to distribute Trex to the Company's dealer outlets. As described below, the Company's Year 2000 program involves (1) an assessment of the Year 2000 problems that may affect the Company, (2) the development of remedies to address the problems discovered in the assessment phase and the testing of such remedies and (3) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase. As part of the assessment phase of its program, the Company has identified substantially all of the major components of the systems described above. To determine the extent to which such systems are vulnerable to the Year 2000 issue, the Company has completed an evaluation of its software applications and began remediation and testing activities for such applications in the first half of 1999. In addition, the Company has distributed letters to certain of its major suppliers and other material service providers and to the Company's major distributors, requesting them to provide the Company with detailed, written information concerning existing or anticipated Year 2000 compliance by their systems insofar as the systems relate to such parties' business activities with the Company. The Company has received and analyzed responses from a majority of these parties. The third parties responding to the Company's inquiries generally have indicated either that they believe that their systems are or will be Year 2000 compliant or that they have undertaken programs seeking to achieve Year 2000 compliance.

Remediation and Testing Phase. Based upon the results of its assessment efforts, the Company has undertaken remediation and testing activities. The Company completed this phase during the 1999 quarter. The activities conducted during the remediation and testing phase addressed potential Year 2000 problems in computer software used by the Company in its information technology systems. In this phase, the Company first evaluated a program application and, when potential Year 2000 problems were identified, attempted to remediate the problem and individually test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the individual applications and system components underwent remediation and testing phases, the Company conducted integrated testing for the purpose of demonstrating functional integrated systems operation. All applications and systems functioned properly during the testing phase.

Contingency Plans. The Company has developed contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. The Company believes that its most reasonably likely worst case scenario is that some of its suppliers of raw materials may have difficulty filling orders. The Company's plans to mitigate the impact of such an event on its business would entail the purchase of additional raw materials from its current suppliers and new supply sources. In its contingency planning, the Company has identified alternative sources for its raw materials.

Costs Related to the Year 2000 Issue. To date, the Company has incurred approximately $35,000 in costs for its Year 2000 program. Such costs do not include internal staff costs, consisting principally of payroll costs, incurred on Year 2000 matters, because the Company does not separately track such costs. The Company does not expect to incur any material additional costs for its Year 2000 program.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facility and interest rate swap agreements with respect to its other debt. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. As of September 30, 1999, pursuant to interest-rate swap agreements, the Company had effectively fixed its interest rate exposure under its other debt at approximately 7.6% through 2014.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The Company files herewith the following exhibits:

              10.1 Amended and Restated Credit Agreement, dated as of August 3, 1999, among Trex Company, Inc.,
                     TREX Company, LLC and First Union National Bank of Virginia. Filed herewith.

              10.2 Standing Loan Agreement, dated as of September 28, 1999, by and between TREX Company, LLC and Bank of America, N.A. Filed herewith.

              10.3 Promissory Note, dated September 28, 1999, made by TREX Company, LLC payable to Bank of America, N.A.
                     Filed herewith.

              10.4 Payment Guaranty, dated as of September 28, 1999, made by Trex Company, Inc. in favor of Bank of America, N.A. Filed herewith.

              27.    Financial Data Schedule. Filed herewith.

         (b) The Company did not file any Current Report on Form 8-K during the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TREX COMPANY, INC.
                                 (Registrant)


Date: November 12, 1999                   /s/  Anthony J. Cavanna
                                          ------------------------------------
                                          Anthony J. Cavanna, Executive Vice
                                           President and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)

                                 EXHIBIT INDEX

                   (Pursuant to Item 601 of Regulation S-K)


10.1 Amended and Restated Credit Agreement, dated as of August 3, 1999, among Trex Company, Inc., TREX Company, LLC and First Union National Bank of Virginia. Filed herewith.

10.2 Standing Loan Agreement, dated as of September 28, 1999, by and between TREX Company, LLC and Bank of America, N.A. Filed herewith.

10.3 Promissory Note, dated September 28, 1999, made by TREX Company, LLC payable to Bank of America, N.A. Filed herewith.

10.4 Payment Guaranty, dated as of September 28, 1999, made by Trex Company, Inc. in favor of Bank of America, N.A. Filed herewith.

27       Financial Data Schedule. Filed herewith.