Form 10-K405
period 1999-12-31
TREX CO INC
filed 2000-03-22
CIK 1069878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   Form 10-K

Mark One

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 1999

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from       to

                       Commission file number: 001-14649

                               Trex Company, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                      54-1910453
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

20 South Cameron Street, Winchester, Virginia                     22601
   (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (540) 678-4070

                                 Not Applicable
     (Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:         Name of each exchange on which registered:
           Common Stock                      New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 16, 2000, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $170 million.

  The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 16, 2000 was 14,122,566.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain information in the proxy statement for the 2000 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                     PART I

 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................    13

 Item 3.  Legal Proceedings.............................................    14

 Item 4.  Submission of Matters to a Vote of Security Holders...........    14

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    15

 Item 6.  Selected Financial Data.......................................    16

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    19

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....    23

 Item 8.  Financial Statements and Supplementary Data...................    23

 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure......................................    23

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    24

 Item 11. Executive Compensation........................................    25

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    25

 Item 13. Certain Relationships and Related Transactions................    25

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    26

                           FORWARD-LOOKING STATEMENTS

  This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to Trex Company, Inc. or our management are intended to identify these forward-looking statements. All statements by Trex Company, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed under the caption "Business--Risk Factors" in this report.

  Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

                                     PART I

Item 1. Business

General

  Trex Company, Inc., which we sometimes refer to as the "company" in this report, is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(TM) lumber is a wood/plastic composite that offers an attractive appearance and the workability of wood without wood's on-going maintenance requirements and functional disadvantages. Trex is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene and is used primarily for residential and commercial decking. We promote Trex among consumers and contractors as a premium decking product. Net sales of Trex increased from $0.6 million in 1992 to $74.3 million in 1999. Our income from operations increased from a loss of $5.6 million in 1992 to a profit of $21.5 million in 1999.

  We seek to achieve sales growth in the decking market by converting demand for wood decking products into demand for Trex. We intend to continue to develop and promote the Trex brand name as a premium decking product and to focus on the contractor-installed market segment. This segment represents approximately 70% of the decking market, as measured by board feet of lumber, and contractors generally build larger, more elaborate residential decks than decks built by homeowners in the "do-it-yourself" market segment. We sell our products through approximately 55 wholesale distribution locations, which in turn sell Trex to approximately 2,000 dealer outlets across the United States.

  Trex Company, Inc., which is a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with the company's initial public offering of its common stock. Trex Company, Inc. had no operations or activity until it completed a reorganization on April 7, 1999 in which TREX Company, LLC became the company's wholly owned subsidiary. The company completed its initial public offering on April 13, 1999. See note 1 to the company's consolidated financial statements appearing elsewhere in this report for information concerning the reorganization and the company's initial public offering.

  TREX Company, LLC initiated commercial activity on August 29, 1996. On that date, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The buyout was led by four senior Mobil executives who currently constitute our senior management.

Decking Market Overview

  The decking market is part of the substantial home improvement market. Expenditures for residential improvements and repairs totaled approximately $121 billion in 1998, according to the U.S. Census Bureau, and the home improvement market grew at a compound annual growth rate of 4.1% for the five-year period ended December 31, 1998. The primary market for Trex is residential decking and, to a lesser extent, commercial decking. Annual factory sales in 1998 of residential decking totaled approximately $1.8 billion, or approximately 2.2 billion board feet of lumber, and of commercial decking totaled approximately $210 million, or approximately 240 million board feet of lumber. This market includes all decking products other than posts, beams and columns used for a deck's substructure. For the seven-year period ended December 31, 1997, factory sales of all residential decking increased at a compound annual growth rate of approximately 8%. In recent years, factory sales of non-wood alternative decking products to the residential market have increased at a compound annual growth rate of over 30%.

  The growth in demand for residential decking reflects the increasing popularity of decks as a means of extending living areas and providing outdoor recreation and entertainment spaces. Residential decking purchases include the installation of new and replacement decks for existing homes, construction of decks for new homes and repair of existing decks. An industry study estimates that more than three million decks are built each year. We expect that deck repair, modernization and replacement will increase as existing decks age.

  The majority of decks are built for existing homes as new additions or to replace other decks. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of decking is a relatively low-cost means of adding livable space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. We estimate that the installation cost of a majority of decks ranges from $2,000 to $5,000. More than half of all decks are constructed one to five years after a home is purchased. Accordingly, there is typically an increased demand for decking in the five-year period following a peak in home sales. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

  We estimate that contractors, including homebuilders, install approximately 60% of all residential decks, accounting for approximately 70% of the board feet used. The balance of residential decks are installed by "do-it-yourself" homeowners. Contractors generally either specialize in deck installation or build decks in connection with new home construction or home improvement and remodeling projects. Contractor-installed decks on average are larger and more elaborate than decks installed by homeowners.

  Commercial decks are constructed for restaurants, hotels, nature walks and boardwalks. These decking applications typically have more demanding design and installation requirements than those for residential decking. Product liability and maintenance costs are major issues for commercial installations. As a result, safety and maintenance features of decking products particularly influence buying decisions in this market segment.

  The following table shows, in board feet of lumber, the percentage of 1998 factory sales to the decking market generated by each product category listed:

                                                                Percentage of
   Product                                                    1998 Factory Sales
   -------                                                    ------------------
   Wood......................................................         97%
   100% plastic..............................................          1
   Wood/plastic composites...................................          2
                                                                     ---
                                                                     100%
                                                                     ===

  More than 75% of wooden decks are fabricated from southern yellow pine, which is pressure-treated with insecticides and other chemicals to create resistance to insect infestation and decay. The balance of the wood decking segment is primarily divided between redwood and cedar products. The 100% plastic decking products utilize polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of wood fiber and polyethylene or other commonly used polymers. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of 100% plastic lumber and wood/plastic composites for decking.

  Production and distribution operations in the decking market are highly fragmented. Treated southern yellow pine is produced by wood preservers that operate approximately 550 treatment plants in the United States. These treated wood suppliers are predominantly small companies with a regional distribution focus. An estimated six to eight companies supply redwood to the decking market, while cedar supplies are produced by a few large suppliers and approximately 20 to 30 small, regional suppliers that market varieties of cedar grown in their areas. In 1998, according to an industry study, non-wood decking materials were manufactured by approximately 20 companies, of which less than half had annual revenues of over $5 million.

  Distributors of wood decking materials typically supply lumber to lumber yards and home center outlets, which in turn supply the materials to home builders, contractors and homeowners. Manufacturers of non-wood decking alternatives also generally use these distribution channels, since many such alternative products can be stacked, stored and installed like wood products. Some non-wood decking alternatives, however, are sold to specialty dealers who provide the special selling support needed to build consumer awareness of new products.

  Wood decking products generally are not associated with brand identification. The primary softwoods used for decking, which consist of treated southern yellow pine, redwood and cedar, are sold as commodities graded according to classifications established by the U.S. Department of Commerce. Pricing is based on species, grade, size and level of chemical treatment, if any. There generally is no pricing differentiation based on brand, although some wood preservers have attempted to brand their treated wood products. We believe that these companies, which we estimate represent less than 5% of the treated wood market, have not established meaningful brand name recognition.

Growth Strategies

  Our goals are to continue to be the leading producer of a superior non-wood decking alternative product, to increase our market share of the decking market and to expand into new products and geographic markets. To attain these goals, we employ the following strategies:

  . we plan to increase our investment in, and the resources devoted to, development of the Trex brand;

  . we intend to establish comprehensive national coverage for Trex by increasing the number of dealer outlets selling Trex over the next three years by 50% to approximately 3,000 outlets;

  . we plan to increase our output of Trex by increasing productivity in our existing facilities in Winchester, Virginia and Fernley, Nevada, by adding production capacity in the Fernley facility and by constructing and operating a third manufacturing facility;

  . we will continue to make substantial investments in process and product development to support new products and improve product consistency, reduce manufacturing costs and increase operating efficiencies; and

  . as part of our long-term growth strategy, we will continue to develop opportunities for Trex in new products and product applications and in geographic markets beyond our U.S. base.

  We have identified the region in which we intend to establish our third manufacturing facility. We expect to identify a site, acquire the land and commence construction of the facility by the latter half of 2000. We have budgeted approximately $13 million in capital expenditures for this facility in 2000. We will apply these expenditures primarily for site acquisition and commencement of facility construction. We currently anticipate that the new facility will begin operations in the first half of 2001.

Products

  We manufacture Trex Wood-Polymer lumber in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is produced in popular lumber sizes and is currently sold in four colors: Natural, Winchester Grey, Madeira and Woodland Brown.

  Trex offers a number of significant advantages over wood decking products. Trex eliminates many of wood's major functional disadvantages, which include warping, splitting and other damage from moisture. Trex requires no sealing to protect against moisture damage, provides a splinter-free surface and needs no chemical treatment against insect infestation. These features of Trex eliminate the on-going maintenance requirements for a wood deck and make Trex less costly than wood over the life of the deck. Like wood, Trex is slip-resistant, even when wet, can be painted or stained and is not vulnerable to damage from ultraviolet rays. The special characteristics of Trex, including resistance to splitting, flexibility, and ease and consistency of machining and finishing, facilitate deck installation, reduce contractor call-back and afford customers a wide range of design options. Trex does not have the tensile strength of wood and, as a result, is not used as a primary structural member in posts, beams or columns used in a deck's substructure.

  Trex has received product building code listings from the major U.S. building code listing agencies. Our listings facilitate the acquisition of building permits by residential consumers of Trex. We believe that our listings promote customer and industry acceptance of Trex as a substitute for wood in decking.

  We derived approximately 90% of our 1999 net sales from sales of Trex to the residential and commercial decking market. We also have a number of non-decking product applications, which generated the remaining 10% of our 1999 net sales. These applications currently include blocks to cover and protect concrete sub-floors in heavy industrial plants; applications for parks and recreational areas, including playground structures, picnic tables and benches, fencing and theme park applications; floating and fixed docks and other marine applications; and landscape edging.

Sales and Marketing

  We have invested approximately $15 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking market. Our sales growth in the decking market will largely depend on converting demand for wood products into demand for Trex. Accordingly, our branding strategy will continue to emphasize the advantages of Trex over wood decking products. We have implemented a two-pronged marketing program directed at consumers and contractors. We seek to develop consumer brand awareness and contractor preference to generate demand for Trex among dealers and distributors, who then recommend Trex to other contractors and consumers. We believe that our branding strategy promotes product differentiation of Trex in a market which is not generally characterized by brand identification and enables us both to command premium prices and to maintain price stability for Trex.

  The following are the key elements of our marketing program:

  Consumer Advertising. We engage in extensive television advertising in which we target cable channels such as HG-TV, the Discovery Channel, A&E and the Learning Channel which feature programs on home improvement and remodeling. In a six-week period during the spring of 1999, we ran an intensive campaign of over 370 advertisements.

  We also advertise Trex decking in popular home and garden consumer publications, including Martha Stewart Living, Southern Living, House & Garden, and Sunset. Some of these publications feature "idea" homes each year that incorporate leading building materials. Trex decking was featured in four of these idea homes in 1999.

  Public Relations. We employ a public relations firm to stimulate interest in Trex decking by the print and broadcast media. During 1999, print and broadcast stories featuring Trex decking generated a total of 182 million "impressions," which represent potential viewings, compared to 125 million impressions in 1998. The substantial increase in impressions was largely attributable to the inclusion of Trex in several episodes of a well known home improvement program on the Discovery Channel. The marketing of Trex also benefited from coverage by consumer reporters on local television stations.

  Trade Advertising and Promotion. To build a brand name for Trex with decking contractors, we reach a professional building audience through advertisements in leading building and remodeling magazines, including Builder, Building Products, Fine Homebuilding, Journal of Light Construction, and other well-known publications. In 1999, we initiated an incentive program for deck builders which rewards contractors with points for each lineal foot of Trex decking they purchase. Contractors may redeem these points for personal rewards or use the points to promote their sales of Trex decking by purchasing Trex product signs. In 1999, over 6,200 members enrolled in this program.

  Model Home Program. We operate a program which is designed to provide promotional allowances and display materials to homebuilders who use Trex for their model home decks and agree to promote Trex. Over 135 builders have participated in this program.

  Trade and Home Shows. We annually exhibit Trex decking at five major trade shows for homebuilders, contractors, and specifiers that have a total attendance of approximately 200,000. We also exhibit our product line at major regional home and garden shows. Distributors, dealers and contractors experienced in Trex decking provide additional support by exhibiting Trex decking at smaller local home shows.

  Showcase Projects. We also obtain brand name recognition through our association with highly publicized showcase projects. Trex decking was used in a number of new projects in 1999, including Volunteer Landing in Knoxville, Tennessee, the Carson Beach Project in Boston, Massachusetts, and additions to several boardwalks along the New Jersey shore. Other showcase projects include the Presidential Trail at Mount Rushmore, the Toronto Boardwalk on Lake Ontario Shores, the Florida Everglades Walkways and the Grand Canyon Education Center.

  Consumer Research. From time to time, we commission consumer research studies to gain a better understanding of the needs of the decking market, our ability to meet those needs relative to competitive products, and consumer acceptance of Trex as a decking material.

Distribution

  In 1999, we made approximately 99% of our net sales through our wholesale distribution network. At December 31, 1999, we sold our Trex product line to 22 wholesale companies operating from approximately 55 distribution locations. At the same date, our distributors marketed Trex to approximately 2,000 dealer outlets across the United States. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. In 1999, we made the remaining 1% of our net sales directly to industrial floor fabricators, playground material distributors and other accounts.

  Wholesale Distributors. We believe that attracting wholesale distributors that are committed to Trex and the Trex marketing approach and that can effectively sell Trex to contractor-oriented lumber yards is important to our future growth. We believe our distributors are able to provide value-added service in marketing Trex because they sell premium wood decking products and other building supplies, which typically require product training and personal selling efforts.

  Under our agreement with each wholesale distributor, we appoint the distributor on a non-exclusive basis to distribute Trex within a specified area. The distributor generally purchases Trex at our prices in effect at the time we ship the product to the distributor. The distributor is required to maintain specified minimum inventories of Trex during designated portions of each year. Upon the expiration of the initial one-year term, the agreement is automatically renewed for additional one-year terms unless either party provides notice of termination at least 60 days before the expiration of any renewal term. The distributor may terminate the agreement at any time upon 60 or 90 days' notice, while we may terminate the agreement upon 60 or 90 days' notice or immediately upon the happening of specified events, including a failure by the distributor to maintain the required minimum inventories of Trex.

  We require our wholesale distributors to contribute significant resources to support Trex. All wholesale distributors have appointed a Trex specialist, regularly conduct dealer training sessions, fund demonstration projects and participate in local advertising campaigns and home shows. We sponsor intensive two-day training seminars to help train Trex specialists.

  In 1997, 1998 and 1999, we generated in excess of 10% of our net sales to each of five wholesale distribution companies: Capital Lumber Company, Furman Lumber, Inc., OrePac Building Products, Inc., Plunkett-Webster Inc. and Snavely Forest Products, Inc. These distributors collectively accounted for approximately 68% of our net sales in 1997, approximately 74% of our net sales in 1998 and approximately 75% of our net sales in 1999. None of such distributors individually accounted for more than 20% of our net sales in any of these years.

  To augment our dealer outlets, we plan to add new distributors and increase the number of our wholesale distribution locations over the next three years to approximately 75.

  Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors and are the primary market for Trex. Although there is demand for Trex from both the "do-it-yourself" homeowner and contractor, our sales efforts emphasize the contractor-installed market to achieve premium product positioning for Trex and to ensure that the installations will have professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support. To establish comprehensive national coverage for Trex, we plan to increase the number of our dealer outlets over the next three years from approximately 2,000 at December 31, 1999 to approximately 3,000.

  Contractor Training. We have provided training about Trex to over 25,000 contractors since 1995. Contractors receive a Trex Contractor Kit containing a product handbook, sales literature and product samples as part of their training. We have established a "Builders Club" to strengthen our relationship with premium decking contractors.

  Dealer Locator Service and Web Site. We maintain a toll-free telephone service (1-800-BUY-TREX) for use by consumers and building professionals to locate the closest dealer offering Trex and to obtain product information. We use these calls to generate sales leads for contractors, dealers, distributors and Trex sales representatives. We also analyze caller information to assess the effectiveness of our promotional and advertising activities.

  As an additional source of information to consumers, dealers and distributors, we operate a Web site (www.trex.com) which provides product installation information, handling instructions, a dealer locator service, photographs of showcase installations, technical reports and other information. The contents of our Web site are not part of this report.

  Shipment. We ship Trex to distributors by truck and rail. Distributors pay all shipping and delivery charges.

Manufacturing Process

  Trex is manufactured at our 115,000-square foot facility in Winchester, Virginia, which had eight production lines at December 31, 1999, and our 150,000-square foot facility in Fernley, Nevada, which had three production lines at the same date. Each production line is highly automated and, on average, requires fewer than five employees to operate per shift.

  In 1999, our Winchester facility produced approximately $70.2 million sales value of finished product and our Fernley facility produced approximately $8.5 million sales value of finished product. To support sales growth and improve customer service, during 1999 we added one new production line in our Winchester facility and completed construction of our Fernley, Nevada facility with three new production lines. We expect to add three production lines in the Fernley facility in 2000.

  Trex is manufactured from waste wood fiber and reclaimed polyethylene ("poly"). The composition of Trex Wood-Polymer lumber is approximately 50% wood fiber and 50% reclaimed poly material. We use wood fiber purchased from wood working factories, mills and pallet recyclers. Poly material used in the production of Trex consists primarily of reclaimed grocery sacks and stretch film.

  The Trex manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. We cool the extruded product in a water bath and cut the product to its finished length. We recycle into the production process the waste created during manufacturing. The finished boards are placed on a cooling conveyor and proceed to finished goods inspection, packaging and storage.

  Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We have invested approximately $63 million and eight years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased over 200% since 1992. We also have broadened the range of raw materials that can be used to produce Trex by developing hardware capable of utilizing different forms of poly material to produce a consistent final product. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. In the third quarter of 1998, we centralized our research and development operations in the Trex technical center, a 30,000-square foot building adjacent to our Winchester manufacturing facility.

  In conjunction with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency. Under this program, we test one board from every other production bundle to determine whether it meets the detailed, published criteria for code listing. Representatives of the inspection agency conduct unannounced monthly on-site audits of these program records to assure conformity to testing and to check test results. We believe that currently a minimum of 18 months would be required for a manufacturer of a competitive product which has not yet started the listing approval process to complete all phases of the process for its product.

Suppliers

  The production of Trex requires the supply of wood fiber and polyethylene from reclaimed grocery sacks and stretch film.

  Wood Fiber. In 1999, we consumed approximately $2.5 million of wood fiber. Woodworking plants or mills are our preferred suppliers of wood fiber because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate wood fiber as a byproduct of their manufacturing operations. To minimize our purchase costs, we seek to provide the manufacturing facilities with prompt and reliable removal service using equipment we provide.

  Three suppliers accounted individually for more than 10% and collectively for approximately 53% of our 1999 wood fiber purchases. We obtain our wood fiber supplies for a fixed annual price under multi-year contracts that are terminable by either party upon 30 days' notice. Based on our discussions with wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

  Poly. In 1999, we consumed approximately $12.1 million of poly material, which was primarily composed of reclaimed grocery sacks and stretch film. Approximately two billion pounds of poly film are used in the manufacture of grocery sacks and stretch film in the United States each year. We will seek to meet our future needs for poly material from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic paper laminates.

  We purchase plastic sacks primarily from large grocery supermarket chains, which have recycling programs that facilitate and encourage plastic sack returns. Approximately 5% of all grocery sacks nationwide are returned. The existing industry practice is for reclaimed sack purchasers, such as the company, to absorb freight and handling costs after the sacks are picked up from the chains' distribution centers. We pick up the plastic grocery sacks at the distribution centers and store the sacks in warehouses until we use them in our production process.

  Stretch film is used to stabilize pallet loads to avoid damage during shipping and handling. We collect stretch film from distribution centers that service the grocery and other industries, including the furniture, machinery, parts and soft goods industries. Suppliers of stretch film save on waste disposal costs by selling the bundled film to us.

  No supplier sold 10% or more of the poly material we purchased in 1999. We generally acquire poly material by purchase order at prices which are fixed annually.

  In 1999, we began receiving shipments under a six-year contract with a supplier of poly material derived from a source not previously accessed by us. The contract obligates us to purchase up to $3.3 million of poly material annually at a specified price per pound during the contract term. We have the option to renew the contract for an additional six years on the same terms and conditions. The supplier provided approximately $0.6 million of poly material in 1999 under the contract.

Competition

  The residential and commercial decking market in which we principally operate is highly competitive. As a wood/plastic composite product, Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking. The primary competition for Trex is wood decking, which accounted for approximately 97% of 1998 decking sales, as measured by board feet of lumber. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Trex currently represents over 60% of the non-wood decking segment and competes with other wood/plastic composites as well as with 100% plastic products that utilize polyethylene, fiberglass and PVC as raw materials. Our principal competitors in the non-wood decking alternative market include Advanced Environmental Recycling Technologies, Inc., Crane Plastics, Royal Crown Limited and U.S. Plastic Lumber Corporation.

  Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives which are competitive with Trex. We believe that the principal competitive factors in the decking market include product quality, price, maintenance cost and consumer awareness of product alternatives. We believe we compete favorably with respect to these factors based on the low maintenance requirements and other attributes of Trex compared to wood and 100% plastic products, the Trex brand name and our extensive distribution network.

  Of the wood lumber which constituted approximately 97% of the total decking market in 1998, over 75% is pressure-treated southern yellow pine. Southern yellow pine is used for decking because its porosity allows it readily to accept the chemicals used in the treating process that creates resistance to rotting and insect infestation. The chemical compound used to treat wood is typically chromated copper arsenate, or CCA, an EPA-registered pesticide. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The balance of the wood decking segment is primarily divided between redwood and cedar, with some amounts of treated fir and exotic hardwoods. Because old, slow-growth timber has been depleted, new, fast-growth varieties predominate. These varieties do not have the natural decay resistance or close rings of old, slow-growth timber, causing them to be more susceptible to rot, insect infestation, splintering and warping.

  Trex also competes with decks made from 100% plastic lumber. Although there are several companies in the United States that manufacture 100% plastic lumber, total factory sales to the decking market in 1998 are estimated at approximately $20 million, or 18 million board feet. A number of factors have limited the success of 100% plastic lumber manufacturers, including a less efficient manufacturing process, inconsistent product quality, and physical properties not considered suitable for decking, such as higher thermal expansion and contraction, poor slip resistance and an appearance viewed by some homeowners as unattractive.

  There are approximately five manufacturers of wood/plastic composite lumber in addition to the company. Some of these manufacturers participate in the decking market only on a limited basis. We estimate that Trex accounted for approximately 75% of 1998 total factory sales of wood/plastic composites to the decking market.

  The following chart compares particular attributes of Trex to the characteristics of treated wood and 100% plastic products:

                                                                       Treated  100%
                          Characteristics                         Trex  Wood   Plastic
                          ---------------                         ---- ------- ------- --- --- --- ---
   Low thermal expansion/contraction.............................   x      x
   Low thermal conductivity......................................   x      x
   Good paint adhesion...........................................   x      x
   Resistance to ultraviolet damage..............................   x      x
   Easy to work with.............................................   x      x
   Low moisture absorption.......................................   x              x
   Splinter-free.................................................   x              x
   Resistant to insect damage....................................   x      x       x
   No chemical preservatives.....................................   x              x
   No splitting..................................................   x              x
   No rotting....................................................   x      x       x
   No warping....................................................   x              x
   No sealant required...........................................   x              x
   Slip resistant................................................   x      x

  We believe that Trex offers cost advantages when compared with some of the other types of decking materials. Although a contractor-installed Trex deck built in 1999 using a pressure-treated wood substructure generally cost 10% to 15% more than a deck made entirely from pressure-treated wood, Trex eliminates the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources also provide Trex with a competitive cost advantage relative to other wood/plastic composite products.

Government Regulation

  We are subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia and the Division of Environmental Protection of Nevada's Department of Conservation and Natural Resources. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to waste water and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

  Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia and the State of Nevada. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

Intellectual Property

  Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements which have enabled us to increase manufacturing line production rates, facilitated our development of new products and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. We have been granted federal registrations for the Trex, Easy Care Decking and No Sealing No Splinters No Hassles trademarks by the U.S. Patent and Trademark Office and have filed an application for the federal registration of our Wood-Polymer trademark. Federal registration of trademarks is effective for as long as we continue to use the trademarks. We consider our trademarks to be of material importance to our business plans. We have not registered any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our senior employees and limit access to and distribution of our proprietary information.

  In 1992, before our buyout of Mobil's Composite Products Division, Mobil brought an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that four patents issued to Advanced Environmental Recycling Technologies, Inc., or AERT, a manufacturer of wood/plastic composite products, were invalid, were not infringed by Mobil in connection with its wood/plastic composite, now known as "Trex," and were unenforceable. Mobil brought this action in response to statements by AERT that Mobil infringed AERT's patents. AERT counterclaimed against Mobil for alleged infringement of two of the AERT patents and for alleged violations of antitrust and trade regulation laws.

  Following a trial in early 1994, the district court held that Mobil did not infringe either of the two AERT patents that were the subject of the counterclaim and rendered a verdict for Mobil that each of the four AERT patents was invalid and unenforceable. On an appeal of this judgment by AERT, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's judgment that Mobil did not infringe the two AERT patents and that two of the four AERT patents were invalid and unenforceable. The Federal Circuit vacated the district court's judgment on the remaining two AERT patents on the grounds that there was no case or controversy between the parties regarding infringement of those patents. The district court also still has pending before it AERT's non-patent counterclaims against Mobil. No proceedings on those claims are currently scheduled.

  In June 1998, the U.S. Patent and Trademark Office issued to AERT a patent which is a continuation in part of one of the two patent applications that resulted in the two patents held to be invalid and unenforceable in the district court action. We believe, based in part on advice of our legal counsel, that we do not infringe this patent.

Employees

  At December 31, 1999, we had 325 full-time employees, of whom approximately 270 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Risk Factors

  Our business is subject to a number of risks, including the following:

We will have to increase market acceptance of Trex to grow.

  Our ability to grow will depend largely on our success in converting demand for wood decking products, which accounted for approximately 97% of the 1998 decking market when measured by board feet of lumber, into demand for Trex. Failure to achieve increased market acceptance of Trex could have a material adverse effect on our business, operating results and financial condition. To increase our market share, we must overcome:

  .  the low consumer awareness of non-wood decking alternatives;

  .  the preference of many consumers for well-accepted wood products;

  .  the somewhat different appearance of Trex;

  .  the greater initial expense of installing a Trex deck; and

  . the established relationships existing between suppliers of wood decking products and contractors and homebuilders.

All of our sales result from one product.

  All of our net sales are derived from sales of Trex. Although we have developed new Trex products and new applications for Trex since 1992, and we intend to continue this development, our product line is based exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex, our lack of product diversification could have a material adverse effect on our business, operating results and financial condition.

We currently depend on two manufacturing facilities to meet the demand for Trex.

  We currently produce Trex in our manufacturing facilities in Winchester, Virginia and Fernley, Nevada. Any interruption in the operations or decrease in the production capacity of these facilities, whether because of equipment failure, natural disaster or otherwise, would limit our ability to meet existing and future customer demand for Trex and could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

  The production of Trex requires substantial amounts of wood fiber and polyethylene. Our business is subject to the risks that we may be unable to purchase sufficient quantities of these raw materials to meet our production requirements or that we may have to pay higher prices for our supplies. In 1999, three suppliers accounted individually for more than 10% and collectively for approximately 53% of our wood fiber purchases. No supplier sold 10% or more of the poly material purchased in 1999. Our ability to obtain adequate supplies of poly material depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We generally obtain our raw materials from existing suppliers at fixed prices that are established annually. We cannot be sure that we will be successful in maintaining such pricing policies to protect against fluctuations in raw materials prices. The termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in capacity could have a material adverse effect on our business, operating results and financial condition.

The demand for decking products is sensitive to general economic conditions and could be adversely affected by economic downturns.

  The demand for decking products is sensitive to changes in the level of activity in home improvements and, to a lesser extent, new home construction. These activity levels, in turn, are affected by such factors as consumer spending habits, employment, interest rates and inflation. An economic downturn could reduce consumer income available for spending on discretionary items such as decking, which could have a material adverse effect on our business, operating results and financial condition.

We face risks in implementing our plan to increase our manufacturing capacity to meet customer demand for Trex.

  Customer demand for Trex currently exceeds our manufacturing capacity. To support sales growth and improve customer service, we plan to add to three new production lines in 2000 in our Fernley facility, which began operations in the third quarter of 1999, and to establish a third manufacturing facility. In augmenting the capacity of our Fernley facility and establishing a new facility, we will face risks:

  .  recruiting and training additions to our workforce;

  .  installing and operating new production equipment;

  .  purchasing raw materials for increased production requirements; and

  .  maintaining product quality.

  These risks could result in substantial unanticipated delays or expense, which could have a material adverse effect on our business, operating results and financial condition.

The expansion and future profitability of our business could be adversely affected if we do not manage our growth effectively.

  Our recent growth has placed significant demands on our management and other resources. If we are unable to manage our future growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our business, operating results and financial condition. Our net sales increased to $74.3 million in 1999 from $46.8 million in 1998 and $34.1 million in 1997. The number of dealer outlets selling Trex has increased from approximately 1,200 at December 31, 1996 to approximately 2,000 at

December 31, 1999, and we expect further significant increases in the future. We plan to support our geographic expansion by adding three production lines in our Fernley facility in 2000 and establishing a third manufacturing facility. To manage our growth effectively, we will need to continue to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part on our ability to recruit, train, motivate and retain senior managers and other employees and to maintain product quality.

We experience seasonal fluctuations in our sales and quarterly operating results.

  Our net sales and income from operations historically have varied from quarter to quarter. These variations are principally attributable to seasonal trends in the demand for Trex. We experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower sales due to a lower gross margin which is not offset by a corresponding reduction in selling, general and administrative expenses, in part because we continue to make advertising expenditures throughout the year. As a result of these factors, we believe period-to-period comparisons of our net sales and other operating results are not reliable indicators of future performance, and the operating results for any quarterly period may not be indicative of operating results to be expected for a full year.

We will have to make significant capital expenditures to increase our manufacturing capacity.

  We estimate that our capital requirements in 2000 will total approximately $33 million. Our failure to generate sufficient funds to meet our capital requirements could have a material adverse effect on our business, operating results and financial condition. We will use capital expenditures primarily for the addition of three new production lines in our Fernley facility and for site acquisition and commencement of construction of a third manufacturing facility. The actual amount and timing of our future capital requirements may differ materially from our estimates, depending on the demand for Trex and as a result of new market developments and opportunities. We may determine that it is necessary or desirable to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase our level of indebtedness, while equity financing may dilute the ownership of our stockholders. We cannot be sure as to whether, or as to the terms on which, we will be able to obtain this financing.

Our sales depend on a small number of significant distributors.

  Our total net sales to our five largest distributors accounted for approximately 75% of our net sales in 1999. Our contracts with these distributors are terminable by the distributors upon notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations. Such a disruption could have a material adverse effect on our business, operating results and financial condition.

Our success depends largely on a small number of management employees and other key personnel.

  Our success depends largely on the continued services of a small number of key management employees, including Anthony J. Cavanna, Andrew U. Ferrari, Robert G. Matheny and Roger A. Wittenberg. We do not have employment agreements with any of these employees. If we were to lose the services of one or more of our key employees, or if one or more of our key employees were to resign to join a competitor or to form a competing company, the loss of these employees and any resulting loss of existing or potential customers to the competitor could have a material adverse effect on our business, operating results and financial condition. If we lose any key employee, we cannot be sure that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by the employee. Although our key employees have signed agreements containing confidentiality covenants, we cannot be sure that the courts will enforce those covenants as written or that the agreements will deter conduct prohibited by the covenants.

We face highly competitive conditions in the decking market.

  The residential and commercial decking market in which we principally operate is highly competitive. Our failure to compete successfully in this market could have a material adverse effect on our business, operating results and financial condition. As a wood/plastic composite product, Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking. The primary competition for Trex is wood decking, which accounted for approximately 97% of 1998 decking sales when measured by board feet of lumber. The conventional lumber suppliers with which we compete have established ties, in many cases, to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives which are competitive with Trex.

We are subject to government regulation.

  We are subject to federal, state and local environmental, occupational health and safety, and other laws and regulations. The environmental laws and regulations applicable to our operations establish air quality standards for emissions from our manufacturing operations, govern the disposal of solid waste, and regulate waste water and storm water discharge. As is the case with manufacturers in general, we may be held liable for response costs and damages to natural resources if a release or threat of release of hazardous materials occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any properties we own or operate. A liability of this kind could have a material adverse effect on our business, operating results and financial condition.

We cannot be sure we have adequately protected our intellectual property.

  Our success depends, in part, on our intellectual property rights. Our failure to protect adequately those rights could have a material adverse effect on our business, operating results and financial condition. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We have also obtained patent protection for some of our production processes. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. We cannot be sure that the steps we have taken in this respect will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Our principal stockholders have controlling influence over our business.

  Our four principal stockholders beneficially own approximately 60% of our common stock. As a result, these stockholders will collectively be able to exercise control over our business and affairs by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval.

Item 2. Properties

  We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 10,200 square feet of office space, on a month-to-month basis.

  We own the site and plant of our manufacturing facility in Winchester, Virginia, which contains approximately 115,000 square feet of manufacturing space and approximately 7.5 acres of outside open storage, and the site and plant of our manufacturing facility in Fernley, Nevada, which contains approximately 150,000 square feet of manufacturing space and approximately 30 acres of outside open storage. We also own the site and plant of our research and development facility in Winchester, Virginia, which contains approximately 30,000 square feet of research and administrative space on approximately 7.5 acres of land.

  We lease a total of approximately 133,000 square feet of storage warehouse space under leases with expiration dates from 2000 to 2003.

  The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 1999, we operated approximately 60 wood trailers under operating leases with expiration dates from 2000 to 2004 and approximately 20 forklift trucks under operating leases with expiration dates from 2000 to 2001.

  We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 1999, we spent a total of $29.4 million on capital expenditures, including $26.1 million for additional equipment and machinery to increase our production capacity. We estimate that our capital expenditures in 2000 will total approximately $33 million, most of which will be used for the addition of three new production lines in our Fernley facility and for the site acquisition and commencement of construction of a third manufacturing facility.

Item 3. Legal Proceedings

  TREX Company, LLC, our operating subsidiary, filed a lawsuit on March 2, 1999 in the Circuit Court of Frederick County, Virginia against a former distributor to collect unpaid invoices. The defendant filed its response on July 30, 1999 and, in a counterclaim, alleged that TREX Company, LLC made various misrepresentations which resulted in, among other items, loss of business and loss of reputation. The defendant-counterclaimant seeks compensatory damages of $7.2 million and punitive damages of $7.5 million against TREX Company, LLC based on claims of fraud, breach of warranty, negligence, defamation, intentional interference with business relationships and breach of contract. The Circuit Court, in an order dated October 27, 1999, dismissed the negligence claim in which the defendant-counterclaimant had alleged entitlement to damages of $1.0 million. By statute, the Commonwealth of Virginia limits punitive damage awards to a maximum of $350,000. TREX Company, LLC intends to pursue its claims against the distributor and has denied all remaining allegations made in the counterclaim.

  From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. Except as we describe above, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

  There were no matters submitted to our security holders in the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Our common stock has been listed on the New York Stock Exchange under the symbol "TWP" since April 8, 1999. The table below shows the reported high and low sale prices of our common stock on the NYSE composite tape for the second, third and fourth quarters of 1999:

                                                      1999
                                                   -----------
                                                    High   Low
                                                   ------- ---      --- --- ---
   Second Quarter (from April 8) ................. $26 5/8 $10
   Third Quarter..................................  29 3/8 19 1/4
   Fourth Quarter.................................  32 1/2 22 15/16

  As of December 31, 1999, there were approximately 155 holders of record of our common stock.

  We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our credit facility, we may pay cash dividends only if, after payment of such dividends, the ratio of our total consolidated debt to our total consolidated capitalization does not exceed 50%.

Item 6. Selected Financial Data

  The following table presents selected financial data as of December 31, 1995, 1996, 1997, 1998 and 1999, for the year ended December 31, 1995, for the periods from January 1, 1996 to August 28, 1996 and from August 29, 1996 to December 31, 1996, and for the three years ended December 31, 1999.

  . The selected financial data as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 are derived from our audited consolidated financial statements appearing elsewhere in this report.

  . The selected financial data as of December 31, 1996 and 1997 and for the period from August 29, 1996 to December 31, 1996 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors.

  . The selected financial data as of December 31, 1995 and for the year ended December 31, 1995 and the period from January 1, 1996 to August 28, 1996 are derived from the financial statements of the Composite Products Division of Mobil Oil Corporation, the company's predecessor, which have been audited by Ernst & Young LLP, independent auditors.

  The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

                          The Predecessor(1)                      The Company(2)
                          ---------------------   -------------------------------------------------
                            Year       Jan. 1,     Aug. 29,
                            Ended      1996 to     1996 to            Year Ended Dec. 31,
                          Dec. 31,    Aug. 28,     Dec. 31,   -------------------------------------
                            1995        1996         1996        1997         1998         1999
                          ---------   ---------   ----------  -----------  -----------  -----------
                                    (In thousands, except per share and unit data)
Statement of Operations
 Data:
Net sales...............  $  19,635   $  18,071   $    5,708  $    34,137  $    46,818  $    74,345
Cost of sales...........     10,269       9,188        3,481       16,774       22,956       34,482
                          ---------   ---------   ----------  -----------  -----------  -----------
Gross profit............      9,366       8,883        2,227       17,363       23,862       39,863
Selling, general and
 administrative
 expenses...............      6,943       5,508        2,558        8,992       12,878       18,370
                          ---------   ---------   ----------  -----------  -----------  -----------
Income (loss) from
 operations.............      2,423       3,375         (331)       8,371       10,984       21,493
Interest expense, net...        --          --           934        2,777        2,526        1,476
                          ---------   ---------   ----------  -----------  -----------  -----------
Income (loss) before
 income tax expense.....      2,423       3,375       (1,265)       5,594        8,458       20,017
Income taxes............        --          --           --           --           --         7,281
                          ---------   ---------   ----------  -----------  -----------  -----------
Income (loss) before
 extraordinary item ....      2,423       3,375       (1,265)       5,594        8,458       12,736
Extraordinary loss on
 the early
 extinguishment of debt,
 net....................        --          --           --           --           --        (1,056)
                          ---------   ---------   ----------  -----------  -----------  -----------
Net income (loss).......  $   2,423   $   3,375   $   (1,265) $     5,594  $     8,458  $    11,680
                          =========   =========   ==========  ===========  ===========  ===========
Basic (loss) earnings
 per share..............                          $    (0.15) $      0.55  $      0.85  $      0.90
                                                  ==========  ===========  ===========  ===========
Weighted average basic
 shares outstanding.....                           9,500,000    9,500,000    9,500,000   12,848,571
                                                  ==========  ===========  ===========  ===========
Historical income before
 income tax expense(3)..                                      $     5,594  $     8,458  $    20,017
Pro forma income tax
 expense(3)
 (unaudited)............                                            2,126        3,214        7,606
                                                              -----------  -----------  -----------
Pro forma net income(3)
 (unaudited)............                                      $     3,468  $     5,244  $    12,411
                                                              ===========  ===========  ===========
Pro forma net income per
 share, basic(3)
 (unaudited)............                                      $      0.32  $      0.51  $      0.97
                                                              ===========  ===========  ===========
Historical income from
 operations(4)..........                                      $     8,371  $    10,984  $    21,493
Supplemental pro forma
 interest income
 (expense), net(4)......                                              150          249         (691)
Supplemental pro forma
 income tax expense(4)..                                            3,238        4,269        7,905
                                                              -----------  -----------  -----------
Supplemental pro forma
 net income(4)..........                                      $     5,283  $     6,964  $    12,897
                                                              ===========  ===========  ===========
Supplemental pro forma
 weighted average basic
 shares outstanding(4)..                                       14,115,450   14,115,450   14,117,297
                                                              ===========  ===========  ===========
Supplemental pro forma
 basic earnings per
 share(4)...............                                      $      0.37  $      0.49  $      0.91
                                                              ===========  ===========  ===========
Cash Flow Data:
Cash flow (used in) from
 operating activities...  $   4,841   $   2,848   $     (222) $     6,521  $    12,228  $    21,278
Cash flow (used in)
 investing activities...     (3,842)     (3,708)     (30,253)      (3,252)     (17,140)     (29,140)
Cash flow (used in) from
 financing activities...     (1,009)        860       34,216       (5,010)       4,112        6,663
Other Data (unaudited):
EBITDA(5)...............  $   3,751   $   4,492   $      527  $    11,013  $    14,098  $    25,937

                                   The
                              Predecessor(1)         The Company(1)
                              -------------- --------------------------------
                                            As of December 31,
                              -----------------------------------------------
                                   1995       1996    1997    1998     1999
                              -------------- ------- ------- -------  -------
                                              (in thousands)
Balance Sheet Data:
Cash and cash equivalents....    $    --     $ 3,741 $ 2,000 $ 1,200  $   --
Working capital..............      (1,150)     3,974   4,156  (3,193)  (4,181)
Total assets.................      13,047     36,561  37,229  51,611   79,303
Total debt...................      37,050     29,250  26,250  33,063   16,937
Total members'/stockholders'
 (deficit) equity............     (26,698)     3,950   7,534  13,291   49,401

--------
(1) Through August 28, 1996, the company was a business unit of a subsidiary of Mobil, which is referred to as the "predecessor." For the periods shown, the predecessor was included in the consolidated tax return of its parent and, accordingly, no tax provision was provided. Historical, pro forma and supplemental basic earnings per share have been omitted for the predecessor periods, since the operations for these periods were a component of Mobil.

(2) On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the predecessor for a purchase price of approximately $29.5 million. TREX Company, LLC had no operations before this date. On April 7, 1999, Trex Company, Inc. acquired all of the membership interests of TREX Company, LLC in a series of transactions referred to as the "reorganization." On April 13, 1999, Trex Company, Inc. completed an initial public offering of its common stock. The "company" refers to TREX Company, LLC through April 7, 1999 and to Trex Company, Inc. thereafter. Before the reorganization, the company was taxed as a partnership and accordingly did not record a provision for income taxes. After the reorganization, the company is taxed as a corporation and has provided for federal and state taxes at a combined effective rate of 38%. Weighted average shares outstanding assumes that the 9,500,000 shares of common stock outstanding immediately after the reorganization were outstanding for all periods through April 7, 1999, that 13,500,000 shares were outstanding through May 2, 1999, that 14,115,450 shares were outstanding through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.
(3) Pro forma income taxes and net income assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and exclude one-time charges relating to the reorganization and initial public offering, including (a) a net deferred tax liability of approximately $2.6 million and (b) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Pro forma earnings per share assume the same number of shares outstanding as indicated in note (2) above.
(4) Supplemental pro forma interest income (expense), income taxes and net income (a) exclude interest expense of $2.9 million, $2.8 million and $.8 million in 1997, 1998 and 1999, respectively, related to debt that was repaid with a portion of the net proceeds of the initial public offering,
    (b) assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and (c) exclude one-time charges relating to the reorganization and initial public offering, including a net deferred tax liability of approximately $2.6 million and a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Supplemental pro forma shares outstanding assumes that the 14,115,450 shares outstanding after the initial public offering were outstanding for all periods through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.
(5) Consists of income (loss) from operations plus depreciation and amortization. EBITDA is presented because it is a commonly used measure of performance by the financial community. Although management believes EBITDA is a useful measure of the company's performance, EBITDA should not be considered an alternative to net income (loss) as a measure of operating performance or to cash provided by (used for) operating activities as a measure of liquidity. In addition, this measure of EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  Net sales consists of sales net of returns and discounts. The company has experienced net sales growth each year since it began operations in 1992. The increase in net sales is primarily attributable to the growth in sales volume. The company's branding and product differentiation strategy enables the company both to command premium prices and to maintain price stability for Trex. Prices for Trex over the last three years have increased at a compound annual growth rate of approximately 4.6%.

  From time to time since 1992, customer demand for Trex has exceeded the company's manufacturing capacity. The constraints on the company's capacity in these periods have limited the rate of the company's net sales growth.

  The company's cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation. In the last three years, the cost of raw materials has increased an average of approximately 10.2% annually. Almost all of the increases were attributable to higher costs of polyethylene. Although cost of sales has increased with the growth in net sales, cost of sales as a percentage of net sales has decreased in recent periods. Productivity gains from the company's investment in manufacturing process improvements and the addition of production lines have outweighed increases in raw material and direct labor costs. Production line rates have increased over 200% since 1992 and the number of production lines has increased from one line in 1992 to eleven lines in 1999.

  The principal component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to these functions, as well as amortization expense. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter, especially when the company has determined to build inventory selectively and to continue expenditures for advertising.

  In connection with its acquisition of Mobil's Composite Products Division in August 1996, the company incurred indebtedness of $29.3 million, of which $26.3 million was outstanding at December 31, 1998, and recorded $10.6 million for goodwill, substantially increasing its interest and amortization expense. In April 1999, the company repaid its acquisition-related indebtedness with a portion of the net proceeds of its initial public offering and recognized an extraordinary cash charge against income of $1.5 million, on a pre-tax basis, for early extinguishment of debt and an extraordinary $0.2 million non-cash charge against income for the write-off of unamortized debt discount. The company is amortizing its goodwill over a 15-year period in an amount of approximately $0.7 million per year.

  The company did not record an income tax provision for any period through April 7, 1999, which was the date on which it completed the reorganization. Before its acquisition of Mobil's Composite Products Division, the company was included in the consolidated tax return of its parent company. In the period between the acquisition and the reorganization, the company elected to be treated as a partnership for federal and state income tax purposes, and the company's income during that period was taxed directly to the company's members, rather than to the company. As a result of the reorganization, the company is subject to income tax as a corporation taxed in accordance with Subchapter C of the Internal Revenue Code. In April 1999, as a result of its conversion to C corporation status, the company recognized a $2.6 million non-cash charge against income for income tax expense. The effect of this charge was to increase substantially the company's effective tax rate for that quarter and for the year ended December 31, 1999. The increased effective tax rate was recognized only in such quarter and, accordingly, the company believes that its effective tax rate for subsequent periods should not exceed approximately 38%.

Results of Operations

  The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
   Net sales............................................... 100.0% 100.0% 100.0%
   Cost of sales...........................................  49.1   49.0   46.4
                                                            -----  -----  -----
   Gross profit............................................  50.9   51.0   53.6
   Selling, general and administrative expenses............  26.3   27.5   24.7
                                                            -----  -----  -----
   Income from operations..................................  24.5   23.5   28.9
   Interest expense, net...................................   8.1    5.4    2.0
                                                            -----  -----  -----
   Income before taxes and extraordinary item..............  16.4   18.1   26.9
   Income taxes(1).........................................   --     --     9.8
                                                            -----  -----  -----
   Income before extraordinary item........................  16.4   18.1   17.1
   Extraordinary loss, net of taxes........................   --     --     1.4
                                                            -----  -----  -----
   Net income..............................................  16.4%  18.1%  15.7%
                                                            =====  =====  =====

--------
(1) The company did not record an income tax provision for any period through April 7, 1999, the date on which it completed the reorganization. The company elected to be treated as a partnership for federal and state income tax purposes for all periods from its inception through April 7, 1999. As a result, during these periods, the company's income was taxed for such purposes directly to the company's members, rather than to the company.

1999 Compared to 1998

  Net Sales. Net sales increased 58.8% to $74.3 million in 1999 from $46.8 million in 1998. The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 5.7%. Production line rate increases and the addition of four production lines during 1999 significantly increased the Company's production capacity. To stimulate demand for Trex and continue its brand name development, the company increased expenditures on cable television advertising and instituted incentive sales programs in 1999. The number of dealer outlets remained at approximately 2,000 at both December 31, 1998 and December 31, 1999.

  Cost of Sales. Cost of sales increased 50.2% to $34.5 million in 1999 from $23.0 million in 1998. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 46.4% in 1999 from 49.0% in 1998. The decline principally reflected operating efficiencies from improved production line rates.

  Gross Profit. Gross profit increased 67.1% to $39.9 million in 1999 from $23.9 million in 1998, reflecting the higher sales volume in 1999. Gross profit as a percentage of net sales increased to 53.6% in 1999 from 51.0% in 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 42.6% to $18.4 million in 1999 from $12.9 million in 1998. The increase was primarily attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 44.8% to $6.9 million in 1999 from $4.8 million in 1998. The increase in corporate personnel, the upgrading of accounting and other systems to support growth, and the expenses associated with being a publicly traded company contributed to a 62.0% increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 24.7% in 1999 from 27.5% in 1998.

  Interest Expense. Net interest expense decreased 41.5% to $1.5 million in 1999 from $2.5 million in 1998. The decrease primarily resulted from lower average borrowings attributable to the company's repayment of $26.3 million principal amount of senior and subordinated notes in April 1999 with the net proceeds of the company's initial public offering.

  Provision for Income Taxes. For all periods through April 7, 1999, the company was taxed as a partnership for federal and state income tax purposes and, accordingly, did not record an income tax provision. In connection with the reorganization, and its conversion to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code, the company recorded a one-time deferred tax charge of $2.6 million. For all periods subsequent to April 7, 1999, the company has provided for federal and state taxes at a combined effective rate of 38%.

  Extraordinary Loss on the Early Prepayment of Debt. In April 1999, the company used a portion of the net proceeds of its initial public offering to repay approximately $21.3 million principal amount of senior notes and approximately $5.0 million principal amount of subordinated notes. In connection with the repayment, the company incurred a prepayment penalty of $1.5 million and wrote off unamortized debt discount of $0.2 million. The company recorded an extraordinary charge of $1.1 million, net of taxes, to reflect these two items.

1998 Compared to 1997

  Net Sales. Net sales increased 37.2% to $46.8 million in 1998 from $34.1 million in 1997. The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 3.1%. Production line rate increases and the addition of a sixth production line in the second quarter of 1998 significantly increased the company's production capacity in 1998. To stimulate demand for Trex, the company increased expenditures on network and cable television advertising and instituted incentive sales programs in 1998. Increased sales of a railing product and a Trex color introduced in 1997 also contributed to the higher sales volume. The company substantially increased the number of dealer outlets, from approximately 1,500 at December 31, 1997 to approximately 2,000 at December 31, 1998.

  Cost of Sales. Cost of sales increased 36.9% to $23.0 million in 1998 from $16.8 million in 1997. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 49.0% in 1998 from 49.1% in 1997. The decline principally reflected operating efficiencies from improved production line rates.

  Gross Profit. Gross profit increased 37.4% to $23.9 million in 1998 from $17.4 million in 1997, reflecting the higher sales volume in 1998. Gross profit as a percentage of net sales increased to 51.0% in 1998 from 50.9% in 1997. The contribution to gross profit of greater operating efficiencies more than offset the effects of discounts offered by the company to distributors in 1998 as part of its early buy program.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 43.3% to $12.9 million in 1998 from $9.0 million in 1997. The increase was primarily attributable to higher branding costs, which increased 49.9% to $4.8 million in 1998 from $3.2 million in 1997. The increase in corporate personnel and the upgrading of accounting and other systems to support growth contributed to a 61.0% increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 27.5% in 1998 from 26.3% in 1997.

  Interest Expense. Net interest expense decreased 10.7% to $2.5 million in 1998 from $2.8 million in 1997. The decrease primarily resulted from lower average borrowings attributable to the company's prepayment of $3.0 million principal amount of senior notes in the second quarter of 1997.

Liquidity and Capital Resources

  The company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms, mortgages for its real estate holdings and borrowings under its credit facility.

  The company's cash flow from operating activities was $6.5 million in 1997, $12.2 million in 1998 and $21.4 in 1999. Higher sales volume accounted for the significant increases in cash flows over the three-year period.

  The company's total assets increased from $51.6 million at December 31, 1998 to $79.3 million at December 31, 1999. Most of this increase was attributable to an increase of $25.4 million in property, plant and equipment, net. The company installed an additional production line in its Winchester, Virginia facility in each of December 1998 and January 1999, and constructed and placed in operation its second manufacturing facility in Fernley, Nevada in 1999. The new facility had three operating production lines at December 31, 1999.

  The company currently maintains a revolving credit facility which provides for borrowings of up to $10.0 million for working capital and other general corporate purposes. In addition, under this credit agreement, the company may obtain a total of $7.5 million of term loans to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit and term loan facilities will mature on July 31, 2000, at which time any unpaid principal balances will be payable in full. At December 31, 1999, borrowings of $5.7 million were outstanding under the revolving credit facility and no borrowings were outstanding under the term loan facility.

  The company financed its purchase of its Winchester, Virginia facility in June 1998 with a ten-year term loan of $3.7 million. Under an interest rate swap agreement, the company pays interest on this loan at an annual rate of 7.12%.

  The company financed its purchase of the Trex technical center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Under an interest rate swap agreement, the company pays interest on this loan at an annual rate of 6.80%.

  The company financed its acquisition of the site for its Fernley manufacturing facility in December 1998 in part with a $2.1 million loan which was payable in September 1999. The company partially financed construction of the facility with proceeds of $4.6 million under a construction loan which was payable in November 1999. The site acquisition and construction loans accrued interest at an annual rate of 7.50%. The company refinanced both loans on September 30, 1999 with a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual rate of 7.90%.

  As of December 31, 1999, the company's long-term indebtedness, including current portion, was $11.2 million, with an overall weighted average interest rate of 7.6%.

  Expansion of the company's production capacity will require significant capital expenditures. The company currently estimates that its aggregate capital requirements in 2000 will total approximately $33 million. Of this amount, approximately $8 million is expected to be used for the addition of three new production lines in the Fernley facility and $13 million for the site acquisition and commencement of construction of a third manufacturing facility. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company's credit agreement will provide sufficient funds to enable the company to fund its capital expenditures and expand its business as currently planned for at least the next 12 months. The actual amount and timing of the company's future capital requirements may differ materially from the company's estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company's level of indebtedness, while equity financing may dilute the ownership of the company's stockholders. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Information Systems and the Impact of the Year 2000

  Through the date of this report, the company completed the transition from calendar year 1999 to calendar year 2000 without any major problems or disruptions as a result of Year 2000 issues. The company believes that it was able to complete all modifications necessary to be Year 2000 compliant and is not aware of any substantial issues or problems with in-house systems, products sold to the company's customers, or systems and services provided by vendors. To date, Year 2000 problems have had a minimal effect on the company's business. However, the company will continue to maintain contingency plans with respect to its third-party relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The company's major market risk exposure is to changing interest rates. The company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its floating-rate debt, substantially all of which is based on LIBOR. At December 31, 1999, the company had effectively capped its interest rate exposure at approximately 7.6% on approximately $11.3 million of its floating-rate debt through 2014. For additional information, see note 6 to the company's consolidated financial statements appearing elsewhere in this report.

Item 8. Financial Statements and Supplementary Data

  The financial statements listed in Item 14 are filed as part of this report and appear on pages F-2 through F-16.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The table below sets forth information concerning our directors and executive officers:

   Name                      Age                     Positions with Company
   ----                      --- --------------------------------------------------------------
   Robert G. Matheny.......   54 President, Director
   Anthony J. Cavanna......   60 Executive Vice President and Chief Financial Officer, Director
   Andrew U. Ferrari.......   53 Executive Vice President of Sales and Marketing, Director
   Roger A. Wittenberg.....   51 Executive Vice President of Technical Operations, Director
   William H. Martin, III..   69 Director
   William F. Andrews......   68 Director

  Robert G. Matheny has served as the President of TREX Company, LLC since August 1996 and as the President and a director of the company since September 1998. From July 1992 to August 1996, he was the General Manager of the Composite Products Division of Mobil Chemical Company, referred to below as "Mobil Chemical," which was a division of Mobil Oil Corporation, referred to below as "Mobil." From August 1987 to July 1992, he served as the General Manager of the Chemical Specialties Group of Mobil Chemical and as a Vice President of Mobil Chemical Products International. From 1970 to August 1987, Mr. Matheny held various positions in sales, marketing and manufacturing at Mobil. Mr. Matheny received a B.S. degree in Industrial Engineering and Operations Research from Virginia Polytechnic Institute.

  Anthony J. Cavanna has served as the Chief Financial Officer of TREX Company, LLC since August 1996 and as Executive Vice President and Chief Financial Officer and a director of the company since September 1998. From July 1994 to August 1996, he was a Group Vice President of Mobil Chemical. From July 1992 to July 1994, he was the Vice President-Planning and Finance for Mobil Chemical. From November 1986 to July 1992, Mr. Cavanna served as a Vice President of Mobil Chemical and the General Manager of its Films Division Worldwide. From November 1981 to November 1986, he was the President and General Manager of Mobil Plastics Europe. From January 1981 to November 1981, he was the Vice President-Planning and Supply of the Films Division of Mobil Chemical. Between 1962 and 1981, Mr. Cavanna held a variety of positions within Mobil, including engineering, manufacturing and project/group leader positions. Mr. Cavanna received a B.S. degree in Chemical Engineering from Villanova University and an M.S. degree in Chemical Engineering from the Polytechnic Institute of Brooklyn.

  Andrew U. Ferrari has served as the Vice President of Sales and Marketing of TREX Company, LLC since August 1996 and as Executive Vice President of Sales and Marketing and a director of the company since September 1998. From April 1992 to August 1996, he was the Director of Sales and Marketing of the Composite Products Division of Mobil Chemical. From February 1990 to April 1992, Mr. Ferrari served as the New Business Manager for Mobil Chemical. From January 1984 to February 1990, he served as Marketing Director of the Consumer Products Division of Mobil Chemical. Mr. Ferrari received a B.A. degree in Economics from Whitman College and an M.B.A. degree from Columbia University.

  Roger A. Wittenberg has served as the Vice President of Technical Operations of TREX Company, LLC since August 1996 and as Executive Vice President of Technical Operations and a director of the company since September 1998. Mr. Wittenberg also serves as a director of Elite Textiles Ltd., a textile manufacturer. From May 1992 to August 1996, he was the Technical Manager of the Composite Products Division of Mobil Chemical. Mr. Wittenberg founded Rivenite Corporation in 1987 and was its Chief Executive Officer until April 1992, when Mobil Chemical acquired the assets of Rivenite Corporation. Before 1987, Mr. Wittenberg founded and operated three companies in the textile, food and animal feed supplements industries. Mr. Wittenberg received a B.S. degree in Chemistry from High Point College.

  William H. Martin, III has served as a director of the company since April 1999. Mr. Martin has served as Chairman of the Board of Martin Industries, Inc., a manufacturer and producer of gas grills, gas space heaters, gas logs and pre-engineered fireplaces, since April 1994 and as a director of Martin Industries since 1974. From

1971 to 1987, he served as President and Chief Executive Officer of Martin Industries. From 1987 to 1993, Mr. Martin served as Executive Assistant to the Rector of Trinity Church in New York City. Since 1993, Mr. Martin has been managing private investments and serving as a director of Aluma Form, Inc., a manufacturing company. Mr. Martin is a graduate of Vanderbilt University.

  William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners, since 1996. From 1981 to 1986, Mr. Andrews served as the Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 20 years. From 1995 to 1998, he served as the Chairman of Schrader-Bridgeport International, Inc., a manufacturer of tire valves and pressure control devices. From January 1993 to January 1995, Mr. Andrews served as Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From February 1992 to February 1994, he served as Chairman of Utica Corporation, a manufacturer of fan blades for aerospace and land-based gas turbine engines, and as an adviser and consultant to Investor International (U.S.), Inc., a financial adviser. Mr. Andrews also serves as a director of Black Box Corporation, Corrections Corporation of America, Johnson Controls, Inc., Katy Industries, Inc., Navistar, Inc., Northwestern Steel and Wire Co. and Dayton Superior Corporation.

  Other information responsive to this Item 10 is incorporated herein by reference to the company's definitive proxy statement for its 2000 annual meeting of stockholders.

Item 11. Executive Compensation

  Information responsive to this Item 11 is incorporated herein by reference to the company's definitive proxy statement for its 2000 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information responsive to this Item 12 is incorporated herein by reference to the company's definitive proxy statement for its 2000 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

  Information responsive to this Item 13 is incorporated herein by reference to the company's definitive proxy statement for its 2000 annual meeting of stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements

  The following financial statements of the company appear on pages F-2 through F-16 of this report and are incorporated by reference in Part II, Item 8:

  Report of Independent of Public Accountants
  Consolidated Financial Statements
    Consolidated Balance Sheets-December 31, 1998 and 1999
    Consolidated Statements of Operations for the three years ended December 31, 1999
    Consolidated Statements of Changes in Members'/Stockholders' Equity for the three years ended December 31, 1999
    Consolidated Statements of Cash Flows for the three years ended December 31, 1999
    Notes to Consolidated Financial Statements

  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

  3. Exhibits

      3.1 Restated Certificate of Incorporation of Trex Company, Inc. (the
          "Company"). Filed as Exhibit 3.1 to the Company's Registration
          Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

      3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

      4.1 Specimen certificate representing the Company's common stock. Filed as Exhibit 4.1 of the Company's Registration Statement on Form S-1
          (No. 333-63287) and incorporated herein by reference.

     10.1 Registration Rights Agreement, dated as of April 7, 1999, among the
          Company and each of the persons named on the schedule thereto. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

     10.2 Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as
          Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No.
          333-76847) and incorporated herein by reference.

     10.3 Trex Company, Inc. 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

     10.4 Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit
          10.6 to the Company's Registration Statement on Form S-1 (No. 333-
          63287) and incorporated herein by reference.

     10.5 $       3,780,000 Promissory Note, dated June 15, 1998, made by TREX
          Company, LLC payable to First Union National Bank of Virginia. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
          (No. 333-63287) and incorporated herein by reference.

     10.6 $1,035,000 Promissory Note, dated November 20, 1998, made by TREX
          Company, LLC payable to First Union National Bank of Virginia. Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1
          (No. 333-63287) and incorporated herein by reference.

     10.7 Amended and Restated Credit Agreement, dated as of August 3, 1999, among the Company, TREX Company, LLC and First Union National Bank of Virginia. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

     10.8  Standing Loan Agreement, dated as of September 28, 1999, between
           TREX Company, LLC and Bank of America, N.A. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

     10.9 Promissory Note, dated September 28, 1999, made by TREX Company, LLC payable to Bank of America, N.A. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

     10.10 Payment Guaranty, dated as of September 28, 1999, made by the Company in favor of Bank of America, N.A. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 and incorporated herein by reference.

     21    Subsidiaries of the Company. Filed herewith.

     23 Consent of Ernst & Young LLP, independent public accountants. Filed herewith.

     27    Financial Data Schedule. Filed herewith.

                               TREX COMPANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Financial Statements
  Consolidated Balance Sheets-December 31, 1998 and 1999.................. F-3
  Consolidated Statements of Operations for the three years ended December
   31, 1999............................................................... F-4
  Consolidated Statements of Changes in Members'/Stockholders' Equity for
   the three years ended December 31, 1999................................ F-5
  Consolidated Statements of Cash Flows for the three years ended December
   31, 1999............................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Trex Company, Inc.

  We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, members'/ stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

McLean, Virginia,
February 3, 2000

                               TREX COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
ASSETS
Current Assets:
  Cash and cash equivalents............................ $ 1,200,000 $       --
  Trade accounts receivable............................      34,000   1,266,000
  Inventories..........................................   6,007,000   8,668,000
  Prepaid expenses and other assets....................     673,000   1,057,000
  Deferred income taxes................................         --      360,000
                                                        ----------- -----------
    Total current assets...............................   7,914,000  11,351,000
                                                        ----------- -----------
Property, plant and equipment, net.....................  33,886,000  59,489,000
Intangible assets, net.................................   8,959,000   8,252,000
Other..................................................     852,000     211,000
                                                        ----------- -----------
    Total Assets....................................... $51,611,000 $79,303,000
                                                        =========== ===========
LIABILITIES AND MEMBERS'/STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable............................... $ 2,577,000 $ 6,416,000
  Accrued expenses.....................................   1,086,000   1,737,000
  Income taxes payable.................................         --      117,000
  Other current liabilities............................   1,335,000   1,163,000
  Line of credit.......................................         --    5,714,000
  Current portion of long-term debt....................   6,109,000     385,000
                                                        ----------- -----------
    Total current liabilities..........................  11,107,000  15,532,000
Deferred income taxes..................................         --    3,532,000
Other..................................................     259,000         --
Long-term debt.........................................  26,954,000  10,838,000
                                                        ----------- -----------
    Total Liabilities..................................  38,320,000  29,902,000
                                                        ----------- -----------
Members'/Stockholders' Equity:
  Preferred units, 1,000 units authorized, issued and
   outstanding.........................................   3,000,000         --
  Junior units, 4,000 units authorized, issued and
   outstanding.........................................   2,350,000         --
  Preferred stock, $0.01 par value, 3,000,000 shares
   authorized; none issued and outstanding.............         --          --
  Common stock, $0.01 par value, 40,000,000 shares
   authorized; 14,120,572 shares issued and
   outstanding.........................................         --      141,000
  Additional capital...................................         --   40,992,000
  Undistributed income/retained earnings...............   7,941,000   8,268,000
                                                        ----------- -----------
    Total members'/stockholders' equity................  13,291,000  49,401,000
                                                        ----------- -----------
    Total Liabilities and Members'/Stockholders'
     Equity............................................ $51,611,000 $79,303,000
                                                        =========== ===========

                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
Net sales...............................  $34,137,000  $46,818,000  $74,345,000
Cost of sales...........................   16,774,000   22,956,000   34,482,000
                                          -----------  -----------  -----------
Gross profit............................   17,363,000   23,862,000   39,863,000
Selling, general, and administrative
 expenses...............................    8,992,000   12,878,000   18,370,000
                                          -----------  -----------  -----------
Income from operations..................    8,371,000   10,984,000   21,493,000
Interest income.........................      150,000      411,000       83,000
Interest (expense)......................   (2,927,000)  (2,937,000)  (1,559,000)
                                          -----------  -----------  -----------
Income before taxes and extraordinary
 item...................................    5,594,000    8,458,000   20,017,000
Income taxes............................          --           --     7,281,000
                                          -----------  -----------  -----------
Income before extraordinary item........    5,594,000    8,458,000   12,736,000
Extraordinary loss on the early
 extinguishment of debt, net of $704,000
 of income tax benefit..................          --           --    (1,056,000)
                                          -----------  -----------  -----------
Net income..............................  $ 5,594,000  $ 8,458,000  $11,680,000
                                          ===========  ===========  ===========
Basic earnings per common share:
  Income before extraordinary item......  $      0.55  $      0.85  $      0.98
  Extraordinary item....................          --           --         (0.08)
                                          -----------  -----------  -----------
  Net income............................  $      0.55  $      0.85  $      0.90
                                          ===========  ===========  ===========
Weighted average basic shares
 outstanding............................    9,500,000    9,500,000   12,848,571
                                          ===========  ===========  ===========
Pro Forma Data (unaudited, see Note 11):
  Historical income before taxes and
   extraordinary item...................  $ 5,594,000  $ 8,458,000  $20,017,000
  Pro forma income taxes................   (2,126,000)  (3,214,000)  (7,606,000)
                                          -----------  -----------  -----------
  Pro forma net income..................  $ 3,468,000  $ 5,244,000  $12,411,000
                                          ===========  ===========  ===========
  Pro forma basic earnings per share....  $      0.37  $      0.55  $      0.97
                                          ===========  ===========  ===========
  Pro forma weighted average basic
   common shares outstanding............    9,500,000    9,500,000   12,848,571
                                          ===========  ===========  ===========


                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/STOCKHOLDERS' EQUITY

                  For The Three Years Ended December 31, 1999

                                                                                    Undistributed
                                                                                       Income/
                           Preferred     Junior     Preferred  Common  Additional     Retained
                             Units        Units      Shares    Shares    Capital      Earnings        Total
                          -----------  -----------  --------- -------- -----------  -------------  ------------
Balance, December 31,
 1996...................  $ 3,000,000  $ 2,350,000   $   --   $    --  $       --   $ (1,400,000)  $  3,950,000
Net income..............          --           --        --        --          --      5,594,000      5,594,000
Distributions declared..          --           --        --        --          --       (405,000)      (405,000)
Tax distributions.......          --           --        --        --          --     (1,605,000)    (1,605,000)
                          -----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31,
 1997...................    3,000,000    2,350,000       --        --          --      2,184,000      7,534,000
Net income..............          --           --        --        --          --      8,458,000      8,458,000
Distributions declared..          --           --        --        --          --       (405,000)      (405,000)
Tax distributions.......          --           --        --        --          --     (2,296,000)    (2,296,000)
                          -----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31,
 1998...................    3,000,000    2,350,000       --        --          --      7,941,000     13,291,000
Net income..............          --           --        --        --          --     11,680,000     11,680,000
Preferred redemption....   (3,000,000)         --        --        --          --       (115,000)    (3,115,000)
Common distributions....          --    (2,350,000)      --        --          --    (11,238,000)   (13,588,000)
Reorganization..........          --           --        --     95,000     (95,000)          --             --
Initial public
 offering...............          --           --        --     46,000  41,009,000           --      41,055,000
Employee stock purchase
 plan...................          --           --        --        --       78,000           --          78,000
                          -----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31,
 1999...................  $        --  $        --   $   --   $141,000 $40,992,000  $  8,268,000   $ 49,401,000
                          ===========  ===========   =======  ======== ===========  ============   ============



                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year ended December 31,
                                       ---------------------------------------
                                          1997          1998          1999
                                       -----------  ------------  ------------
Operating Activities
Net income...........................  $ 5,594,000  $  8,458,000  $ 11,680,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary loss on early
   prepayment of debt................          --            --      1,760,000
  Deferred income taxes..............          --            --      3,172,000
  Depreciation and amortization......    2,692,000     3,164,000     4,457,000
  Loss on disposal of property, plant
   and equipment.....................      161,000       187,000       157,000
  Changes in operating assets and
   liabilities:
    Trade accounts receivable........     (485,000)      977,000    (1,232,000)
    Inventories......................   (1,569,000)   (1,532,000)   (2,661,000)
    Prepaid expenses and other
     assets..........................       44,000      (558,000)     (384,000)
    Trade accounts payable...........      (62,000)    1,096,000     3,839,000
    Accrued expenses.................      197,000       287,000       651,000
    Income taxes payable.............          --            --        117,000
    Other............................      (51,000)      149,000      (151,000)
                                       -----------  ------------  ------------
Net cash provided by operating
 activities..........................    6,521,000    12,228,000    21,405,000
                                       -----------  ------------  ------------
Investing Activities
Expenditures for property, plant and
 equipment...........................   (3,252,000)  (17,140,000)  (29,369,000)
                                       -----------  ------------  ------------
Net cash used in investing
 activities..........................   (3,252,000)  (17,140,000)  (29,369,000)
                                       -----------  ------------  ------------
Financing Activities
Borrowings under mortgages and
 notes...............................          --      6,886,000    11,298,000
Principal payments under mortgages
 and notes...........................   (3,000,000)      (73,000)  (34,678,000)
Borrowings under line of credit......          --        162,000    10,793,000
Principal payments under line of
 credit..............................          --       (162,000)   (5,079,000)
Proceeds from initial public
 offering............................          --            --     41,055,000
Proceeds from employee stock purchase
 plan................................          --            --         78,000
Preferred distributions paid.........     (405,000)     (405,000)   (3,115,000)
Common distributions paid............   (1,605,000)   (2,296,000)  (13,588,000)
                                       -----------  ------------  ------------
Net cash (used in) provided by
 financing activities................   (5,010,000)    4,112,000     6,764,000
                                       -----------  ------------  ------------
Net decrease in cash and cash
 equivalents.........................   (1,741,000)     (800,000)   (1,200,000)
Cash and cash equivalents at
 beginning of year...................    3,741,000     2,000,000     1,200,000
                                       -----------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $ 2,000,000  $  1,200,000  $        --
                                       ===========  ============  ============


                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

  Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering ("IPO") of the Company's common stock. The Company had no operations or activity from inception on September 4, 1998 through April 7, 1999, immediately prior to the Reorganization described below. The IPO was consummated on April 13, 1999. On March 22, 1999, the Company amended its certificate of incorporation to increase its authorized capital to 40,000,000 shares of $0.01 par value common stock (the "Common Stock") and 3,000,000 shares of preferred stock. All references in the accompanying consolidated balance sheets have been restated to reflect the increase in the Company's authorized capital.

  Through its subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-PolymerTM lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Corporation (the "Mobil Composite Products Division") for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

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

  As part of the Reorganization, the Company made a special cash distribution (the "LLC Distribution") to its junior members in the amount of $12.6 million, of which $6.7 million was paid prior to the consummation of the IPO. The Company finalized its determination of amounts due to the junior members as part of the LLC Distribution in July 1999 and distributed an additional $822,000 in the third quarter of 1999. A deferred income tax liability of $2.6 million was recognized as a result of the conversion of TREX Company, LLC in the Reorganization from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code (a "C corporation").

  Immediately prior to the Reorganization, TREX Company, LLC exercised an option to repurchase 667 units of junior membership interest from certain members at a price of $0.01 per unit.

Initial Public Offering

  In the IPO, the Company sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, the Company sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by the Company, totaled approximately $41.1 million. The net proceeds of approximately $35.5 million from the sale of shares

                               TREX COMPANY, INC.

on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million principal amount of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. The net proceeds of approximately $5.6 million from the over-allotment exercise were used as follows: approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.2 million was used for working capital and general corporate purposes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

  The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, TREX Company, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

  Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Inventories

  Inventories are stated at the lower of cost (last-in, first-out) or market value.

Long Lived Assets

 Property, Plant and Equipment

  Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight line method over the following estimated useful lives:

   Machinery and equipment............................................. 11 years
   Furniture and equipment............................................. 10 years
   Forklifts and tractors..............................................  5 years
   Data processing equipment...........................................  5 years

  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

 Intangible Assets

  Intangible assets consist of goodwill representing the excess of cost over net assets acquired resulting from the purchase of the Mobil Composite Products Division. Goodwill is amortized using the straight line method over a period of 15 years.

  The Company assesses the impairment of long-lived assets including intangible assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are

                               TREX COMPANY, INC.

not sufficient to recover the assets' carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value less disposal costs with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques including discounted cash flow.

Revenue Recognition

  The Company recognizes revenue at the point of sale, which is at the time of shipment to the customer from the Company's manufacturing facilities.

Stock-Based Compensation

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with APB No. 25.

Income Taxes

  For all periods prior to the Reorganization, the Company was a partnership for income tax purposes. Accordingly, during these periods, no provision for income taxes has been included in these financial statements, as taxable income or loss passed through to, and was reported by, members individually. The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In connection with the Reorganization, and its conversion for income tax purposes from a partnership to a C corporation, the Company recorded a one-time deferred tax charge of $2.6 million. Subsequent to the Reorganization, the Company has provided for federal and state income taxes at a combined effective rate of 38%.

Research and Development Costs

  Research and development costs are expensed as incurred. For the years ended December 31, 1997, 1998 and 1999, research and development costs were approximately $909,000, $946,000 and $1,238,000, respectively.

Advertising Costs

  Branding costs including advertising are expensed as incurred. For the years ended December 31, 1997, 1998 and 1999, branding costs were approximately $3,186,000, $4,775,000 and $6,915,000, respectively.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Statements

  The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and other

                               TREX COMPANY, INC.

current liabilities, and long term debt to approximate the fair value of the respective assets and liabilities at December 31, 1998 and 1999.

Recent Pronouncements

  The Company has determined that no recent authoritative accounting pronouncements will have a material impact on the Company's financial position or results of operations.

3. INVENTORIES

  Inventories consist of the following as of December 31:

                                                              1998       1999
                                                           ---------- ----------
   Finished goods......................................... $4,847,000 $7,599,000
   Raw materials..........................................  1,160,000  1,069,000
                                                           ---------- ----------
                                                           $6,007,000 $8,668,000
                                                           ========== ==========

4. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following as of December 31:

                                                          1998         1999
                                                       -----------  -----------
   Building and improvements.......................... $ 5,436,000  $12,505,000
   Machinery and equipment............................  27,222,000   46,054,000
   Furniture and equipment............................      95,000      417,000
   Forklifts and tractors.............................     131,000      149,000
   Data processing equipment..........................     355,000      867,000
   Construction in process............................   1,851,000    4,268,000
   Land...............................................   3,437,000    3,437,000
                                                       -----------  -----------
                                                        38,527,000   67,697,000
   Accumulated depreciation...........................  (4,641,000)  (8,208,000)
                                                       -----------  -----------
                                                       $33,886,000  $59,489,000
                                                       ===========  ===========

  Depreciation expense for the years ended December 31, 1997, 1998 and 1999 totaled $1,808,000, $2,280,000 and $3,610,000, respectively.

5. INTANGIBLE ASSETS

  Intangible assets consist of the following as of December 31:

                                                          1998         1999
                                                       -----------  -----------
   Goodwill........................................... $10,609,000  $10,609,000
   Accumulated amortization...........................  (1,650,000)  (2,357,000)
                                                       -----------  -----------
                                                       $ 8,959,000  $ 8,252,000
                                                       ===========  ===========

  Amortization expense was $707,000 for each of the years ended December 31, 1997, 1998 and 1999.

                               TREX COMPANY, INC.

6. DEBT

  The Company maintains a revolving credit facility with a bank that provides for borrowings of up to $10.0 million on an unsecured basis for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans, collateralized by certain equipment, to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The facilities will mature on July 31, 2000, at which time any unpaid principal balances will be payable in full. As of December 31, 1998 and 1999, $0 and $5,714,000, respectively, were outstanding under the revolving credit facility.

  In April 1999, with a portion of the proceeds of the IPO, the Company repaid $21,250,000 of its 10.00% Senior Notes and $5,000,000 of its 12.00%
Subordinated Notes. In connection with the repayment, the Company recorded an extraordinary loss on the early prepayment of debt in the amount of $1,056,000, net of taxes, consisting of a prepayment premium and the related unamortized debt discount at the time of repayment.

  On September 30, 1999, the Company refinanced two loans attributable to the site acquisition and construction of the Company's second manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an effective annual rate of 7.90%.

  During the year ended December 31, 1998, the Company borrowed $4,815,000 under two mortgages to fund, in part, the acquisition of the site of its second manufacturing facility and the site of its research development facility. The mortgages provide for monthly amortization of principal and interest over a 15-year amortization schedule, with all remaining principal due ten years from the mortgage dates. The mortgages have floating rates of LIBOR plus 1.00%, and the Company entered into interest rate swap agreements, as discussed below, at the notional amounts of the amortizing principal balances, that effectively fix the interest rates paid by the Company at 7.12% and 6.80%, respectively.

  Long-term debt consists of the following as of December 31:

                                                         1998         1999
                                                      -----------  -----------
   Senior Notes, due August 30, 2003, 10.00%......... $21,250,000  $       --
   Subordinated Notes, due August 30, 2004, 12.00%...   5,000,000          --
   Mortgage, due June 16, 2008, 7.12%................   3,710,000    3,563,000
   Mortgage, due November 28, 2008, 6.80%............   1,032,000      991,000
   Mortgage, due September 30, 2014, 7.90%...........         --     6,669,000
   Promissory Note, due September 5, 1999, 7.50%.....   2,071,000          --
                                                      -----------  -----------
                                                       33,063,000   11,223,000
   Less current portion..............................  (6,109,000)    (385,000)
                                                      -----------  -----------
   Long-term debt.................................... $26,954,000  $10,838,000
                                                      ===========  ===========

  Maturities of long-term debt are as follows:

   Years ending December 31,
   -------------------------
   2000............................................................ $   385,000
   2001............................................................     415,000
   2002............................................................     447,000
   2003............................................................     481,000
   2004............................................................     519,000
   Thereafter......................................................   8,976,000
                                                                    -----------
                                                                    $11,223,000
                                                                    ===========

                               TREX COMPANY, INC.

  The mortgages are secured by the Company's various real estate holdings and are held by various financial institutions.

  The Company made interest payments in the aggregate amounts of approximately $2,975,000, $2,875,000 and $1,532,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

  During 1998 and 1999, the Company entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate mortgages. At December 31, 1999, the Company had three interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company's interest payments on its $3,780,000, $1,035,000 and $6,728,000 floating-rate mortgages due in June 2008, November 2008 and September 2014 exceed (fall below) 7.12%, 6.80% and 7.90%, respectively. The Company has not incurred a premium or other fee for these interest-rate swap agreements. Payments received (made) as a result of the agreements are accrued as a reduction of (increase to) interest expense on the floating-rate mortgage debt. The notional amounts of these agreements correspond to the outstanding balances of the mortgage debt.

  The Company is exposed to credit loss in the event of nonperformance by the counter-party on interest-rate swap agreements, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is generally the unrealized gains in such agreements.

7. STOCKHOLDERS' EQUITY

  The predecessor of Trex Company, Inc., TREX Company, LLC, was initially capitalized by the sale of 3,000 Class A units for $2,000,000 and 1,000 Class B units for $350,000. The Class A and Class B units are collectively known as junior units. In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of the Mobil Composite Products Division, the Company issued Mobil Oil Corporation 1,000 preferred units in exchange for $3,000,000.

  In the Reorganization, the Company issued 9,500,000 shares of its Common Stock in exchange for the outstanding junior units and a note in the principal amount of $3,100,000 in exchange for the preferred units. In the IPO, the Company sold 4,615,450 previously unissued shares of its Common Stock for net proceeds of $41,055,000. In connection with the Reorganization and IPO, the Company repaid the note it exchanged for the preferred units, and made payments totaling $13,588,000 to the original Class A and Class B unitholders, representing a distribution of previously undistributed earnings and a return of capital. See Note 1 herein for a discussion of the Reorganization and IPO transactions.

  Through the Company's employee stock purchase plan, 5,122 previously unissued shares of Common Stock were issued to employees for a total of $78,000 during 1999.

                               TREX COMPANY, INC.

  The following table sets forth the computation of basic earnings per share:

                                               Year Ended December 31,
                                          -----------------------------------
                                             1997        1998        1999
                                          ----------  ----------  -----------
   Numerator:
     Income before extraordinary item.... $5,594,000  $8,458,000  $12,736,000
     Preferred dividends.................   (405,000)   (405,000)    (115,000)
                                          ----------  ----------  -----------
                                           5,189,000   8,053,000   12,621,000
     Extraordinary item..................        --          --    (1,056,000)
                                          ----------  ----------  -----------
     Net income available to common
      shareholders....................... $5,189,000  $8,053,000  $11,565,000
                                          ==========  ==========  ===========
   Denominator:
     Denominator for basic earnings per
      share-weighted average shares
      outstanding........................  9,500,000   9,500,000   12,848,571
                                          ==========  ==========  ===========
   Basic earnings per share:
     Income before extraordinary item.... $     0.55  $     0.85  $      0.98
     Extraordinary item..................        --          --         (0.08)
                                          ----------  ----------  -----------
     Net income.......................... $     0.55  $     0.85  $      0.90
                                          ==========  ==========  ===========

  The earnings per share amounts shown above have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in TREX Company, LLC. Earnings per share on a fully diluted basis is the same as basic earnings per share and, therefore, is not separately presented.

  On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the "Plan"). The Plan authorizes the granting of options to purchase up to 1,400,000 shares of Common Stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the option grant date. Vesting of the options is determined by the Compensation Committee of the Board of Directors with a maximum vesting period of 10 years.

  Stock option activity from inception of the Plan through December 31, 1999 is as follows:

   Outstanding March 12, 1999 (inception)..............................     --
   Granted............................................................. 111,160
   Exercised...........................................................     --
   Canceled............................................................  (7,160)
                                                                        -------
   Outstanding at December 31, 1999.................................... 104,000
                                                                        =======
   Options exercisable.................................................     --
                                                                        =======

  Of the options granted in 1999, 105,050 were issued to employees at an exercise price and weighted average fair value on the grant date of $10 per share and 6,110 were issued to non-employee directors at exercise prices ranging from $13.75 to $26.56 per share with a weighted average fair value on the grant date of $19.62 per share. Each option vests with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

  The weighted average exercise price of the stock options outstanding at December 31, 1999 is $10.53. The weighted average remaining contractual life of the stock options outstanding at December 31, 1999 is approximately 10 years. At December 31, 1999, 1,400,000 shares of Common Stock are reserved for issuance under the Plan.

                               TREX COMPANY, INC.

  In accordance with SFAS 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; no dividends; a volatility factor of the expected market price of the Company's Common Stock of .551; and a weighted-average expected life of the options of approximately 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying SFAS 123 for the year ended December 31, 1999, would have reduced income by approximately $111,000 and resulted in basic earnings per share of $0.89.

8. LEASES

  The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 1999 were as follows :

   Year ending December 31,
   ------------------------
   2000............................................................ $1,051,000
   2001............................................................    672,000
   2002............................................................    566,000
   2003............................................................    534,000
   2004............................................................    177,000
   Thereafter......................................................        --
                                                                    ----------
                                                                    $3,000,000
                                                                    ==========

  For the years ended December 31, 1997, 1998 and 1999, the Company recognized rental expenses of approximately $1,020,000, $1,024,000 and $1,516,000, respectively.

9. FRINGE BENEFIT PLANS

  The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company's full time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company recognized contribution expense totaling $135,000, $639,000 and $1,142,000 to the 401(k) Profit Sharing Plan and $178,000, $256,000 and $303,000 to the Money Purchase Pension Plan during the years ended December 31, 1997, 1998 and 1999, respectively. As of December 31, 1998 and 1999, the Company's accrued expenses included approximately $917,00 and $1,425,000, respectively, for contributions due in respect of the 401(k) Profit Sharing Plan and Money Purchase Pension Plan.

  The Company has a long term incentive plan for the benefit of certain employees. The plan provides up to one year's annual base compensation to participants upon reaching four years of continuous service to the Company.

                               TREX COMPANY, INC.

10. INCOME TAXES

  The Company's provision for income taxes is as follows:

                                                          Year ended December
                                                                  31,
                                                         ----------------------
                                                         1997  1998     1999
                                                         ----- ----- ----------
   Current provision:
     Federal............................................ $ --  $ --  $3,465,000
     State..............................................   --    --     644,000
     Federal deferred tax expense.......................   --    --   2,866,000
     State deferred tax expense.........................   --    --     306,000
                                                         ----- ----- ----------
                                                         $ --  $ --  $7,281,000
                                                         ===== ===== ==========

  The provision for income taxes resulted in effective tax rates that varied from the combined federal and state statutory income tax rates as follows:

                                              Year ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
   Expected federal income tax
    provision.......................... $ 1,902,000  $ 2,876,000  $ 6,806,000
   Permanent...........................         --           --        30,000
   State income taxes, net of federal
    benefit............................     224,000      338,000      797,000
   Effect of income taxed directly to
    LLC members........................  (2,126,000)  (3,214,000)  (2,961,000)
   Deferred taxes arising from
    Reorganization.....................         --           --     2,609,000
                                        -----------  -----------  -----------
                                        $       --   $       --   $ 7,281,000
                                        ===========  ===========  ===========

  The significant items comprising the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                               As of December
                                                                    31,
                                                              ----------------
                                                              1998    1999
                                                              ---- -----------
   Deferred tax assets-current:
     Reserves................................................ $--  $   360,000
                                                              ---- -----------
   Deferred tax asset-current................................ $--  $   360,000
                                                              ==== ===========
   Deferred tax liabilities-non-current:
     Book versus tax depreciation............................ $--  $(3,532,000)
                                                              ---- -----------
   Deferred tax liability-non-current........................ $--  $(3,532,000)
                                                              ==== ===========

  Cash paid for income taxes during the years ended December 31, 1997, 1998, and 1999 was $0, $0 and $3,287,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

  The Company from time to time is party to litigation arising in the ordinary course of its business. The Company believes that such litigation will not have a material impact on the Company's financial position or results from operations.

  During 1999, the Company began receiving shipments under a take-or-pay contract to secure an ongoing source of raw materials at competitive, market prices. The contract requires the Company to take or pay for raw materials in the amount of $3,300,000 annually for a period of six years.

                               TREX COMPANY, INC.

  Approximately 68%, 74% and 75% of the Company's sales for the years ended December 31, 1997, 1998 and 1999, respectively, were from its five largest customers, each of which exceeded 5% of sales. Approximately 24%, 22% and 24% of the Company's raw materials for the years ended December 31, 1997, 1998 and 1999, respectively, were purchased from its four largest suppliers.

12. PRO FORMA DATA (Unaudited)

  The pro forma statement of operations data give effect to the Reorganization as if the Reorganization had occurred on January 1, 1997. The pro forma net income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for each of the three years ended December 31, 1999. The pro forma consolidated statements of operations data exclude one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 shares outstanding from April 8, 1999 through May 2, 1999, 14,115,450 shares outstanding from May 3 through July 14, 1999, 14,118,435 shares outstanding from July 15 through October 14, 1999 and 14,120,572 shares outstanding thereafter. Fully diluted income per share is the same as basic income per share, and, therefore, is not separately presented.

  The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                                Year ended December 31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
   Numerator:
     Historical income from operations..  $ 8,371,000  $10,984,000  $21,493,000
     Supplemental pro forma interest
      income (expense), net.............      150,000      249,000     (691,000)
     Pro forma income tax provision.....   (3,238,000)  (4,269,000)  (7,905,000)
                                          -----------  -----------  -----------
     Supplemental pro forma net income
      available to common shareholders..  $ 5,283,000  $ 6,964,000  $12,897,000
                                          ===========  ===========  ===========
   Denominator:
     Denominator for supplemental pro
      forma basic earnings per common
      share-weighted average shares
      outstanding.......................   14,115,450   14,115,450   14,117,297
                                          ===========  ===========  ===========
     Supplemental pro forma basic
      earnings per common share.........  $      0.37  $      0.49  $      0.91
                                          ===========  ===========  ===========

  The foregoing supplemental pro forma basic earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1997. The supplemental pro forma interest expense gives effect to the repayment of the Senior and Subordinated Notes, and related debt issuance and discount amortization, from the net proceeds of the IPO as if such repayment had been made as of January 1, 1997. The supplemental pro forma income tax provision reflects federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1997. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged as of January 1, 1997. Supplemental pro forma weighted average shares outstanding assumes that the shares resulting from the Reorganization and the consummation of the IPO were outstanding for the entire period. Supplemental pro forma fully diluted earnings per share is the same as supplemental pro forma basic earnings per share and, therefore, is not separately presented.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TREX COMPANY, INC.

Date: March 22, 2000

                                                 /s/ Anthony J. Cavanna
                                          By: _________________________________
                                                     Anthony J. Cavanna
                                                Executive Vice President and
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Robert G. Matheny            President and Director       March 22, 2000
______________________________________  (Principal Executive
          Robert G. Matheny             Officer)

      /s/ Anthony J. Cavanna           Executive Vice President     March 22, 2000
______________________________________  and Chief Financial
          Anthony J. Cavanna            Officer and Director
                                        (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

      /s/ Andrew U. Ferrari            Director                     March 22, 2000
______________________________________
          Andrew U. Ferrari

     /s/ Roger A. Wittenberg           Director                     March 22, 2000
______________________________________
         Roger A. Wittenberg

    /s/ William H. Martin, III         Director                     March 22, 2000
______________________________________
        William H. Martin, III

      /s/ William F. Andrews           Director                     March 22, 2000
______________________________________
          William F. Andrews