Form 10-Q
period 2000-03-31
TREX CO INC
filed 2000-05-11
CIK 1069878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

Yes  [x]                    No  [_]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 8, 2000 was 14,127,822 shares.

                              TREX COMPANY, INC.

                                     INDEX

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of December 31, 1999
                      and March 31, 2000 (unaudited)                          3

                     Consolidated Statements of Operations for the three
                      months ended March 31, 1999 and 2000 (unaudited)        4

                     Consolidated Statements of Cash Flows for the three
                      months ended March 31, 1999 and 2000 (unaudited)        5

                     Notes to Consolidated Financial Statements (unaudited)   6

          Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations          10

          Item 3.    Quantitative and Qualitative Disclosures
                      About Market Risk                                      13

PART II. OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K                        14

          Signatures                                                         15

                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              TREX COMPANY, INC.

                          Consolidated Balance Sheets

                                                                December 31,       March 31,
                                                                   1999              2000
                                                                -----------       -----------
                                                                                  (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents..............................       $        --     $ 1,895,000
  Trade accounts receivable..............................         1,266,000       4,716,000
  Inventories............................................         8,668,000       5,219,000
  Prepaid expenses and other assets......................         1,057,000       1,024,000
  Deferred income taxes..................................           360,000              --
                                                                -----------     -----------
     Total current assets................................        11,351,000      12,854,000
                                                                -----------     -----------
Property, plant and equipment, net.......................        59,489,000      63,232,000
Intangible assets, net...................................         8,252,000       8,022,000
Other....................................................           211,000         179,000
                                                                -----------     -----------
     Total Assets........................................       $79,303,000     $84,287,000
                                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable.................................       $ 6,416,000     $ 5,823,000
  Accrued expenses.......................................         1,737,000         942,000
  Income taxes payable...................................           117,000       3,958,000
  Other current liabilities..............................         1,163,000       1,083,000
  Line of credit.........................................         5,714,000       1,293,000
  Current portion of long-term debt......................           385,000         392,000
                                                                -----------     -----------
     Total current liabilities...........................        15,532,000      13,491,000
Deferred income taxes....................................         3,532,000       3,571,000
Long-term debt...........................................        10,838,000      10,722,000
                                                                -----------     -----------
     Total Liabilities...................................        29,902,000      27,784,000
                                                                -----------     -----------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 3,000,000
   shares authorized; none issued and outstanding........                --              --
  Common stock, $0.01 par value, 40,000,000 shares
   authorized; 14,120,572 and 14,122,566 shares
   issued and outstanding................................           141,000         141,000
  Additional capital.....................................        40,992,000      41,037,000
  Retained earnings......................................         8,268,000      15,325,000
                                                                -----------     -----------
     Total Stockholders' Equity..........................        49,401,000      56,503,000
                                                                -----------     -----------
     Total Liabilities and Stockholders' Equity..........       $79,303,000     $84,287,000
                                                                ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (unaudited)

                                                                     Three Months Ended March 31,
                                                                   --------------------------------
                                                                         1999             2000
                                                                     -----------      -----------
Net sales.................................................           $22,365,000      $38,064,000
Cost of sales.............................................             9,942,000       19,902,000
                                                                     -----------      -----------
Gross profit..............................................            12,423,000       18,162,000
Selling, general, and administrative expenses.............             4,065,000        6,510,000
                                                                     -----------      -----------
Income from operations....................................             8,358,000       11,652,000
Interest income...........................................                19,000               --
Interest expense..........................................              (819,000)        (277,000)
                                                                     -----------      -----------
Income before taxes.......................................             7,558,000       11,375,000
Income taxes..............................................                    --        4,318,000
                                                                     -----------      -----------
Net income................................................           $ 7,558,000      $ 7,057,000
                                                                     ===========      ===========
Basic earnings per common share...........................                 $0.78            $0.50
                                                                     -----------      -----------
Weighted average basic shares outstanding.................             9,500,000       14,122,172
                                                                     ===========      ===========

Pro forma data (unaudited, see Note 11):
  Historical income before taxes..........................           $ 7,558,000
  Pro forma income taxes..................................            (2,872,000)
                                                                     -----------
  Pro forma net income....................................           $ 4,686,000
                                                                     ===========
  Pro forma basic earnings per share......................                 $0.49
                                                                     ===========
  Pro forma weighted average basic common shares
    outstanding...........................................             9,500,000
                                                                     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                        1999             2000
                                                                    -----------      -----------
Operating Activities
Net income.....................................................     $ 7,558,000      $ 7,057,000
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Deferred income taxes........................................              --          399,000
  Depreciation and amortization................................         933,000        1,491,000
  Loss on disposal of property, plant and equipment............         151,000               --
  Changes in operating assets and liabilities:
     Trade accounts receivable.................................      (4,712,000)      (3,450,000)
     Inventories...............................................       2,896,000        3,449,000
     Prepaid expenses and other assets.........................        (380,000)          65,000
     Trade accounts payable....................................       3,430,000         (593,000)
     Accrued expenses..........................................        (115,000)        (795,000)
     Income taxes payable......................................              --        3,841,000
     Other.....................................................        (580,000)         (80,000)
                                                                    -----------      -----------
Net cash provided by operating activities......................       9,181,000       11,384,000
                                                                    -----------      -----------
Investing Activities
Expenditures for property, plant and equipment.................      (8,107,000)      (5,004,000)
                                                                    -----------      -----------
Net cash used in investing activities..........................      (8,107,000)      (5,004,000)
                                                                    -----------      -----------
Financing Activities
Borrowings under mortgages and notes...........................       1,487,000               --
Principal payments under mortgages and notes...................         (46,000)        (109,000)
Borrowings under line of credit................................              --        2,315,000
Principal payments under line of credit........................              --       (6,736,000)
Proceeds from employee stock purchase plan.....................              --           45,000
Preferred distributions paid...................................        (101,000)              --
Common distributions paid......................................        (175,000)              --
                                                                    -----------      -----------
Net cash provided by (used in) financing activities............       1,165,000       (4,485,000)
                                                                    -----------      -----------
Net increase in cash and cash equivalents......................       2,239,000        1,895,000
Cash and cash equivalents at beginning of period...............       1,200,000               --
                                                                    -----------      -----------
Cash and cash equivalents at end of period.....................     $ 3,439,000      $ 1,895,000
                                                                    ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                   Notes to Consolidated Financial Statements
         For The Three Months Ended March 31, 1999 and 2000 (Unaudited)

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

2.       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals, except as described below) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 included in annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.       Inventory

Inventories consist of the following:

                                    December 31, 1999  March 31, 2000
                                    -----------------  --------------
Finished goods                          $7,599,000       $3,298,000
Raw materials                            1,069,000        1,921,000
                                        ----------       ----------
                                        $8,668,000       $5,219,000
                                        ==========       ==========

4.       Debt

On April 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit facility primarily to extend the maturity and principal amortization terms of the facility. The new terms of the revolving credit facility provide for borrowings of up to $10.0 million on an unsecured basis for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans, collateralized by certain equipment, to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on June 30, 2003. The unpaid principal balance, if any, of term loans outstanding on June 30, 2001 will be payable in consecutive monthly payments beginning on August 1, 2001, and the entire unpaid principal balance of the term loans will be payable in full on July 1, 2008.

On September 30, 1999, the Company refinanced two loans with which it financed the site acquisition and construction of the Company's second manufacturing facility located in Nevada with a 15-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 7.90%.

5.       Stockholders' Equity

  The following table sets forth the computation of basic earnings per share:

                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      1999             2000
                                                   ----------      -----------
  Numerator:
     Net income................................    $7,558,000      $ 7,057,000
     Preferred dividends.......................      (101,000)              --
                                                   ----------      -----------

     Net income available to common
      shareholders.............................    $7,457,000      $ 7,057,000
                                                   ==========      ===========
  Denominator:
     Denominator for basic earnings
      per share-weighted average shares
      outstanding..............................    9,500,000       14,122,172
                                                   ==========      ===========

  Basic earnings per share.....................    $     0.78      $      0.50
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

6.       Seasonality

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company typically experiences lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the first quarter of 1999 accounted for approximately 30% of sales in the year ended December 31, 1999.

7.       Pro Forma and Supplemental Pro Forma Data (Unaudited)

The pro forma consolidated statement of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1, 1999. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for the three months ended March 31, 1999. The pro forma consolidated statement of operations data excludes one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through March 31, 1999 (See Note 1).

  The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                                                 Three Months Ended
                                                                   March 31, 1999
                                                                 -------------------
Numerator:
     Historical income from operations...........................    $ 8,358,000
     Supplemental pro forma interest
       expense, net..............................................       (106,000)
     Supplemental pro forma income tax provision.................     (3,136,000)
                                                                     -----------
     Supplemental pro forma net income available to
       common shareholders.......................................    $ 5,116,000
                                                                     ===========
Denominator:
     Denominator for supplemental pro forma basic
       earnings per common share-weighted average
       shares outstanding........................................    14,115,450
                                                                     ===========
     Supplemental pro forma basic earnings per
       common share..............................................    $      0.36
                                                                     ===========

The foregoing supplemental pro forma basic earnings per common share amounts as of and for the quarter ended March 31, 1999 have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1999. The supplemental pro forma interest expense gives effect to the repayment of the senior and subordinated notes of the Company (see Note 1) as if such repayments had been made as of January 1, 1999. The supplemental pro forma income taxes reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1999. Supplemental pro forma net income available to common shareholders assumes the preferred units in TREX Company, LLC were exchanged for a note of Trex Company, Inc. as of January 1, 1999 and excludes one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Supplemental pro forma weighted average shares outstanding assumes that the shares issued in the Reorganization and the IPO were outstanding for all of the quarter ended March 31, 1999. Supplemental pro forma earnings per share on a fully diluted basis is the same as supplemental pro forma basic earnings per share and, therefore, is not separately presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on its two manufacturing facilities and its ability to increase its manufacturing capacity in its existing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these risks and uncertainties is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2000.

References to the "Company" in the following discussion mean TREX Company, LLC until the consummation of the reorganization on April 7, 1999 (the "Reorganization") and Trex Company, Inc. and its wholly owned subsidiary, TREX Company, LLC, at all times thereafter. See Note 1 to the Consolidated Financial Statements included elsewhere in this report.

Overview

The Company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(TM) lumber ("Trex") is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

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

The Company did not record an income tax provision for any period through April 7, 1999. Until the Reorganization, the Company elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the Company's income through April 7, 1999 was taxed directly to the Company's members, rather than to the Company.

Three Months Ended March 31, 2000 Compared with Three Months
Ended March 31, 1999

Net Sales

Net sales in the three months ended March 31, 2000 (the "2000 quarter") increased 70.2% to $38.1 million from $22.4 million in the three months ended March 31, 1999 (the "1999 quarter"). The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, to a price increase of approximately 7.2%. Production line rate increases and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the third quarter of 1999 and one production line in each of December 1999 and January 2000 significantly increased the Company's production capacity in the 2000 quarter. The increase in the number of dealer outlets, from approximately 2,000 at March 31, 1999 to approximately 2,300 at March 31, 2000, also contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 100.2% to $19.9 million in the 2000 quarter from $9.9 million in the 1999 quarter. Cost of sales as a percentage of net sales increased to 52.3% in the 2000 quarter from 44.5% in the 1999 quarter. The increase principally reflected higher raw material costs and scrap rates. These increased costs were partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from the second manufacturing facility and additional production lines.

Gross Profit

Gross profit increased 46.2% to $18.2 million in the 2000 quarter from $12.4 million in the 1999 quarter. The increase in gross profit, which was partially offset by increased manufacturing costs, was attributable to the higher sales volume and the price increase. Gross profit as a percentage of net sales decreased to 47.7% in the 2000 quarter from 55.5% in the 1999 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 60.1% to $6.5 million in the 2000 quarter from $ 4.1 million in the 1999 quarter. The increase was primarily attributable to performance bonuses of $1.1 million recognized in the 2000 quarter, and higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 35.9% to $2.0 million in the 2000 quarter from $1.5 million in the 1999 quarter. The Company did not record any performance bonuses in the 1999 quarter. An increase in corporate personnel necessary to support the Company's growth accounted for $0.4 million of the increase. Site selection costs related to locating a third manufacturing facility and expenses associated with being a publicly traded company contributed $0.3 million of the increase. Selling, general and administrative expenses as a percentage of net sales decreased to 17.1% in the 2000 quarter from 18.2% in the 1999 quarter.

Interest Expense

Net interest expense decreased 65.4% to $0.3 million in the 2000 quarter from $0.8 million in the 1999 quarter. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment, in the second quarter of 1999, of $21.3 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the Company's initial public offering.

Provision for Income Taxes

The Company was taxed as a partnership for federal and state tax purposes for all periods through April 7, 1999 and thus through that date recorded no provision for income taxes. The income tax provision of $4.3 million in the 2000 quarter represents an assumed 38% combined effective tax.

Net Income

The Company realized net income of $7.1 million in the 2000 quarter compared to net income of $7.6 million in the 1999 quarter. The decrease in net income in the current quarter resulted from the $4.3 million income tax provision, which offset an increase in income from operations of $3.3 million and a decrease in interest expense of $0.5 million.


Liquidity and Capital Resources

The Company's total assets increased from $79.3 million at December 31, 1999 to $84.3 million at March 31, 2000. Higher receivables balances resulting from an increase in net sales in the 2000 quarter accounted for $3.5 million of the increase. Inventories decreased $3.5 million in relation to the increased net sales. Property, plant and equipment, net, increased $3.7 million as the Company installed one additional production line in its Fernley, Nevada manufacturing facility and began procurement and installation of equipment in the facility for two additional production lines.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms and borrowings under its credit facility.

The Company's cash flow from operating activities for the 2000 quarter was $11.4 million compared to $9.2 million for the 1999 quarter. Higher sales volume accounted for the increase in cash flow in the 2000 quarter.

On April 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit facility primarily to extend the maturity and principal amortization terms of the facility. The new terms of the revolving credit facility provide for borrowings of up to $10.0 million on an unsecured basis for working capital and general corporate purposes. In addition, under this facility, the Company may obtain a total of $7.5 million of term loans, collateralized by certain equipment, to finance equipment purchases and for other general corporate purposes. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. The revolving credit facility will mature on June 30, 2003. The unpaid principal balance, if any, of term loans outstanding on June 30, 2001 will be payable in consecutive monthly payments beginning on August 1, 2001, and the entire unpaid principal balance of the term loans will be payable in full on July 1, 2008.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of March 31, 2000, the Company's indebtedness had an overall weighted average interest rate of approximately 7.6% per annum.

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

The Company financed its acquisition of the site for its manufacturing facility located in Nevada in December 1998 in part with a $2.1 million loan which was payable in September 1999. The Company financed construction of the facility in part with proceeds of $4.6 million under a construction loan which was payable in November 1999. The site acquisition and construction loans accrued interest at an annual rate of 7.5%. The Company refinanced both loans on September 30, 1999 with a fifteen-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual rate of 7.90%.

Expansion of the Company's production capacity will continue to require significant capital expenditures. Capital expenditures during the 2000 quarter totaled approximately $5.0 million and for the balance of 2000 are expected to total approximately $28.0 million. Of this amount, approximately $5.0 million is expected to be used for the balance of three new production lines in the Fernley facility and $13.0 million for the further expansion of the Company's manufacturing facilities. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company's credit facility will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facility and interest rate swap agreements with respect to its other debt. Amounts drawn under the revolving credit facility and any term loans bear interest at an annual rate equal to LIBOR plus 1.00%. As of March 31, 2000, pursuant to interest-rate swap agreements, the Company had effectively fixed its interest rate exposure under its other debt at approximately 7.6% through 2014.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                          Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  The Company files herewith the following exhibits:

              10.1 Second Amendment to Amended and Restated Credit Agreement, dated as of April 27, 2000, among Trex Company, Inc., TREX Company, LLC and First Union National Bank. Filed herewith.

              27.   Financial Data Schedule. Filed herewith.

         (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TREX COMPANY, INC.
                                                   (Registrant)


Date: May 11, 2000                            /s/  Anthony J. Cavanna
                                          ---------------------------------
                                          Anthony J. Cavanna, Executive Vice
                                           President and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                           Financial Officer)