Form 10-Q
period 2000-06-30
TREX CO INC
filed 2000-08-14
CIK 1069878

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

Yes  [x]     No  [_]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at August 10, 2000 was 14,133,052 shares.

                              TREX COMPANY, INC.

                                     INDEX



                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999
                    and June 30, 2000 (unaudited)                                                 3

                  Consolidated Statements of Operations for the three and six
                    months ended June 30, 1999 and 2000 (unaudited)                               4

                  Consolidated Statements of Cash Flows for the six
                    months ended June 30, 1999 and 2000 (unaudited)                               5

                  Notes to Consolidated Financial Statements (unaudited)                          6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                10

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                                            15

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                            16

         Item 6.  Exhibits and Reports on Form 8-K                                               16

         Signatures                                                                              17


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TREX COMPANY, INC.

                          Consolidated Balance Sheets


                                                                                       December 31,1999        June 30, 2000
                                                                                       ----------------        --------------
                                                                                                                 (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents..........................................................    $         --         $         --
  Trade accounts receivable..........................................................       1,266,000            5,153,000
  Inventories........................................................................       8,668,000            5,945,000
  Prepaid expenses and other assets..................................................       1,057,000            1,548,000
  Deferred income taxes..............................................................         360,000                   --
                                                                                          -----------         ------------
     Total current assets............................................................      11,351,000           12,646,000

Property, plant, and equipment, net..................................................      59,489,000           81,039,000
Intangible assets, net...............................................................       8,252,000            7,792,000
Other................................................................................         211,000              667,000
                                                                                          -----------         ------------
     Total Assets...................................................................      $79,303,000         $102,144,000
                                                                                          ===========         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable...............................................................     $ 6,416,000         $  9,635,000
Accrued expenses.....................................................................       1,737,000            1,043,000
Income taxes payable.................................................................         117,000            1,782,000
Other current liabilities............................................................       1,163,000            1,358,000
Line of credit.......................................................................       5,714,000           10,570,000
Current portion of long-term debt....................................................         385,000              399,000
                                                                                          -----------         ------------
     Total current liabilities.......................................................      15,532,000           24,787,000
Deferred income taxes................................................................       3,532,000            4,052,000
Long-term debt.......................................................................      10,838,000           10,612,000
                                                                                          -----------         ------------
     Total Liabilities...............................................................      29,902,000           39,451,000
                                                                                          -----------         ------------
Stockholders' Equity:
  Preferred stock, $0.01par value, 3,000,000 shares authorized; none issued
    and outstanding..................................................................              --                   --
  Common stock, $0.01 par value, 40,000,000 shares authorized; 14,120,572 and
    14,131,324 shares issued and outstanding.........................................         141,000              141,000
  Additional capital.................................................................      40,992,000           41,146,000
  Retained earnings..................................................................       8,268,000           21,406,000
                                                                                          -----------         ------------
     Total Stockholders' Equity......................................................      49,401,000           62,693,000
                                                                                          -----------         ------------
     Total Liabilities and Stockholders' Equity......................................     $79,303,000         $102,144,000
                                                                                          ===========         ============



   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                                         -----------------------------  ----------------------------
                                                                             1999          2000           1999           2000
                                                                          -----------   -----------    -----------    -----------
Net sales............................................................    $19,775,000    $35,556,000    $42,140,000    $73,620,000
Cost of sales........................................................      8,254,000     17,543,000     18,196,000     37,445,000
                                                                         -----------    -----------    -----------    -----------
Gross profit.........................................................     11,521,000     18,013,000     23,944,000     36,175,000
Selling, general and administrative expenses.........................      6,905,000      7,940,000     10,969,000     14,450,000
                                                                         -----------    -----------    -----------    -----------
Income from operations...............................................      4,616,000     10,073,000     12,975,000     21,725,000
Interest income......................................................         14,000          2,000         33,000          2,000
Interest expense.....................................................       (301,000)      (265,000)    (1,120,000)      (542,000)
                                                                         -----------    -----------    -----------    -----------
Income before taxes..................................................      4,329,000      9,810,000     11,888,000     21,185,000
Income taxes.........................................................      4,279,000      3,729,000      4,279,000      8,047,000
                                                                         -----------    -----------    -----------    -----------
Income before extraordinary item.....................................         50,000      6,081,000      7,609,000     13,138,000
Extraordinary loss on early extinguishment of debt...................     (1,056,000)            --     (1,056,000)            --
                                                                         -----------    -----------    -----------    -----------
Net (loss) income....................................................    $(1,006,000)   $ 6,081,000    $ 6,553,000    $13,138,000
                                                                         ===========    ===========    ===========    ===========
Basic earnings per common share
  Income before extraordinary item...................................    $        --    $      0.43    $      0.65    $      0.93
  Extraordinary item.................................................          (0.07)            --          (0.09)            --
                                                                         -----------    -----------    -----------    -----------
  Net (loss) income..................................................    $     (0.07)   $      0.43    $      0.56    $      0.93
                                                                         ===========    ===========    ===========    ===========
Weighted average basic shares outstanding............................     13,591,336     14,128,437     11,556,970     14,125,502
                                                                         ===========    ===========    ===========    ===========
Diluted earnings per common share
  Income before extraordinary item...................................    $        --    $      0.43    $      0.65    $      0.92
  Extraordinary item.................................................          (0.07)            --          (0.09)            --
                                                                         -----------    -----------    -----------    -----------
  Net (loss) income..................................................    $     (0.07)   $      0.43    $      0.56    $      0.92
                                                                         ===========    ===========    ===========    ===========
Weighted average diluted shares outstanding..........................     13,639,398     14,227,860     11,581,001     14,206,265
                                                                         ===========    ===========    ===========    ===========
Pro forma data (unaudited, see Note 7):
  Historical income before taxes and extraordinary item..............    $ 4,329,000                   $11,888,000
  Pro forma income taxes.............................................     (1,732,000)                   (4,755,000)
                                                                         -----------                   -----------
  Pro forma net income...............................................    $ 2,597,000                   $ 7,133,000
                                                                         ===========                   ===========
  Pro forma basic earnings per share.................................    $      0.19                   $      0.62
                                                                         ===========                   ===========
  Pro forma diluted earnings per share...............................    $      0.19                   $      0.62
                                                                         ===========                   ===========
  Pro forma weighted average basic common shares outstanding.........     13,591,336                    11,556,970
                                                                         ===========                   ===========
  Pro forma weighted average diluted common shares outstanding.......     13,639,398                    11,581,001
                                                                         ===========                   ===========



   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                                       Six Months Ended June 30,
                                                                                                    ------------------------------
                                                                                                        1999             2000
                                                                                                    ------------     -------------
Operating Activities
Net income........................................................................................  $  6,553,000     $ 13,138,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary loss on early prepayment of debt..................................................     1,056,000               --
  Deferred income taxes...........................................................................     3,613,000          880,000
  Depreciation and amortization...................................................................     1,902,000        3,195,000
  Amortization of deferred financing charges......................................................        13,000               --
  Loss on disposal of property, plant and equipment...............................................       156,000               --
  Changes in operating assets and liabilities:
    Trade accounts receivable.....................................................................    (4,347,000)      (3,887,000)
    Inventories...................................................................................     3,777,000        2,723,000
    Prepaid expenses and other assets.............................................................       333,000       (1,011,000)
    Trade accounts payable........................................................................       884,000        3,219,000
    Accrued expenses..............................................................................       123,000         (694,000)
    Income taxes payable..........................................................................            --        1,665,000
    Other current liabilities.....................................................................      (778,000)         195,000
                                                                                                    ------------     ------------
Net cash provided by operating activities.........................................................    13,285,000       19,423,000
                                                                                                    ------------     ------------
Investing Activities
Expenditures for property, plant and equipment....................................................   (15,903,000)     (24,221,000)
                                                                                                    ------------     ------------
Net cash used in investing activities.............................................................   (15,903,000)     (24,221,000)
                                                                                                    ------------     ------------
Financing Activities
Borrowings under mortgages and notes..............................................................     4,570,000               --
Principal payments under mortgages and notes......................................................   (27,883,000)        (212,000)
Borrowings under line of credit...................................................................            --       12,748,000
Principal payments under line of credit...........................................................            --       (7,892,000)
Proceeds from exercise of employee stock purchase and option plan grants..........................            --          154,000
Proceeds from initial public offering.............................................................    41,055,000               --
Preferred distributions paid......................................................................    (3,115,000)              --
Common distributions paid.........................................................................   (12,766,000)              --
                                                                                                    ------------     ------------
Net cash provided by financing activities.........................................................     1,861,000        4,798,000
                                                                                                    ------------     ------------
Net increase (decrease) in cash and cash equivalents..............................................      (757,000)              --
Cash and cash equivalents at beginning of period..................................................     1,200,000               --
                                                                                                    ------------     ------------
Cash and cash equivalents at end of period........................................................  $    443,000     $         --
                                                                                                    ============     ============



   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                              TREX COMPANY, INC.

                  Notes to Consolidated Financial Statements
     For The Three and Six Months Ended June 30, 1999 and 2000 (Unaudited)

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


2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.


3.  INVENTORY

Inventories consist of the following:


                                          December 31, 1999  June 30, 2000
                                          -----------------  -------------
                                                              (unaudited)

Finished goods..........................      $7,599,000     $3,233,000
Raw materials...........................       1,069,000      2,712,000
                                              ----------     ----------

                                              $8,668,000     $5,945,000
                                              ==========     ==========



4.  DEBT

On June 30, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of the new revolving credit facility provide for borrowings of up to $50.0 million on an unsecured basis for working capital and general corporate purposes. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003. The new facility replaced a $10.0 million unsecured line of credit and a $7.5 million term loan facility secured by certain equipment. The facility agreement contains restrictive and financial covenants and is subject to a commitment fee on the unused balance.

On September 30, 1999, the Company refinanced two loans with which it financed the site acquisition and construction of the Company's second manufacturing facility located in Nevada with a 15-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 7.90%.

In May 2000, the Company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility.

5.  STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:


                                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                                       ----------------------------  --------------------------
                                                                            1999           2000         1999           2000
                                                                         -----------    -----------  -----------    -----------
Numerator:
  Income before extraordinary item...................................    $    50,000    $ 6,081,000  $ 7,609,000    $13,138,000
  Preferred dividends................................................        (13,000)            --     (115,000)            --
                                                                         -----------    -----------  -----------    -----------
                                                                              37,000      6,081,000    7,494,000     13,138,000
  Extraordinary item.................................................     (1,056,000)            --   (1,056,000)            --
                                                                         -----------    -----------  -----------    -----------
  Net (loss) income available to common shareholders, basic and
    diluted..........................................................    $(1,019,000)   $ 6,081,000  $ 6,438,000    $13,138,000
                                                                         ===========    ===========  ===========    ===========
Denominator:
  Weighted average shares outstanding, basic.........................     13,591,336     14,128,437   11,556,970     14,125,502
  Impact of potential common shares:
    Stock options....................................................         48,062         99,423       24,031         80,763
                                                                         -----------    -----------  -----------    -----------
  Weighted average shares outstanding, diluted.......................     13,639,398     14,227,860   11,581,001     14,206,265
                                                                         ===========    ===========  ===========    ===========
Basic earnings per share
  Income before extraordinary item...................................    $        --     $     0.43  $      0.65    $      0.93
  Extraordinary loss.................................................          (0.07)            --        (0.09)            --
                                                                         -----------    -----------  -----------    -----------
  Net (loss) income per share........................................    $     (0.07)    $     0.43  $      0.56    $      0.93
                                                                         ===========     =========== ===========    ===========
Diluted earnings per share
  Income before extraordinary item...................................    $        --     $     0.43  $      0.65    $      0.92
  Extraordinary loss.................................................          (0.07)             --       (0.09)            --
                                                                         -----------     ----------- -----------    -----------
  Net (loss) income per share........................................    $     (0.07)    $     0.43  $      0.56    $      0.92
                                                                         ===========     =========== ===========    ===========

The earnings per share amounts shown above have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in TREX Company, LLC.


6.  SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company typically experiences lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the second quarter of 1999 accounted for 26.6% of sales in 1999.

7.  PRO FORMA AND SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)

Pro Forma Data
--------------
The pro forma consolidated statement of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1, 1999. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for the three and six months ended June 30, 1999. The pro forma consolidated statement of operations data exclude one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 from April 8, 1999 through May 2, 1999, and 14,115,450 from May 3 through June 30, 1999 (See Note 1).

Supplemental Pro Forma Data
---------------------------
The following table sets forth the computation of basic and diluted earnings per common share on a supplemental pro forma basis:


                                                                            Three Months Ended            Six Months Ended
                                                                           -------------------           -------------------
                                                                              June 30, 1999                 June 30, 1999
                                                                           -------------------           -------------------
Numerator:
  Historical income from operations......................................    $ 4,616,000                     $12,975,000
  Supplemental pro forma interest expense, net...........................       (196,000)                       (302,000)
  Supplemental pro forma income taxes....................................     (1,680,000)                     (4,816,000)
                                                                             -----------                     -----------

  Supplemental pro forma net income available to common shareholders,
   basic and diluted.....................................................    $ 2,740,000                     $ 7,857,000
                                                                             ===========                     ===========
Denominator:
  Denominator for supplemental pro forma earnings per common
    share-weighted average basic shares outstanding......................     14,115,450                      14,115,450
  Impact of potential common shares:
    Stock options........................................................         48,063                          24,031
                                                                             -----------                     -----------
  Denominator for supplemental pro forma earnings per common
    share-weighted average diluted shares outstanding....................     14,163,513                      14,139,481
                                                                             ===========                     ===========
Supplemental pro forma basic earnings per common share...................    $      0.19                     $      0.56
                                                                             ===========                     ===========
Supplemental pro forma diluted earnings per common share.................    $      0.19                     $      0.56
                                                                             ===========                     ===========


The foregoing supplemental pro forma basic and diluted earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1999. The supplemental pro forma interest expense gives effect to the repayment of the senior and subordinated notes of the Company (see Note 1) as if such repayments had been made as of January 1, 1999. The supplemental pro forma income taxes reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1999. Supplemental pro forma net income available to common shareholders assumes the preferred units in TREX Company, LLC were exchanged for a note of Trex Company, Inc. as of January 1, 1999 and excludes one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Supplemental pro forma weighted average basic and diluted shares outstanding assume that the shares issued in the Reorganization and the IPO were outstanding for all of the periods presented.

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

Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

Net Sales

Net sales in the three months ended June 30, 2000 (the "2000 quarter") increased 79.8% to $35.6 million from $19.8 million in the three months ended June 30, 1999 (the "1999 quarter"). The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 7.2% in January 2000. Production line rate increases and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the third quarter of 1999 and one production line in each of December 1999 and January 2000 significantly increased the Company's production capacity in the 2000 quarter. The increase in the number of dealer outlets, from approximately 2,000 at June 30, 1999 to approximately 2,400 at June 30, 2000, also contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 112.5% to $17.5 million in the 2000 quarter from $8.3 million in the 1999 quarter. Cost of sales as a percentage of net sales increased to 49.3% in the 2000 quarter from 41.7% in the 1999 quarter. The increase principally reflected higher raw material landed costs. The increased cost was partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from the second manufacturing facility and additional production lines.

Gross Profit

Gross profit increased 56.3% to $18.0 million in the 2000 quarter from $11.5 million in the 1999 quarter. The increase in gross profit was attributable to the higher sales volume and the price increase and was partially offset by increased manufacturing costs. Gross profit as a percentage of net sales decreased to 50.7% in the 2000 quarter from 58.3% in the 1999 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 15.0% to $7.9 million in the 2000 quarter from $ 6.9 million in the 1999 quarter. The increase was primarily attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 22.9% to $5.4 million in the 2000 quarter from $4.4 million in the 1999 quarter. An increase in expense of $0.3 million related to additional corporate personnel necessary to support the Company's growth was offset primarily by costs recognized in the 1999 quarter relating to commencement of operations at the Company's Fernley, Nevada manufacturing facility. Selling, general and administrative expenses as a percentage of net sales decreased to 22.3% in the 2000 quarter from 34.9% in the 1999 quarter.

Interest Expense

Net interest expense remained unchanged at $0.3 million in the 2000 and 1999 quarters.

Provision for Income Taxes

The Company was taxed as a partnership for federal and state income tax purposes for all periods through April 7, 1999 and thus through that date recorded no provision for income taxes. During the second quarter of 1999, the Company recorded a provision of $4.3 million using a 40% combined effective tax rate for year-to-date federal and state income taxes and recognized certain deferred tax liabilities related to the Reorganization. The income tax provision of $3.7 million in the 2000 quarter represents a 38% combined effective tax rate.

Net Income

The Company's net income of $6.1 million in the 2000 quarter compared to a net loss of $1.0 million in the 1999 quarter. The net income in the 2000 quarter resulted from an increase of $5.5 million in income from operations and a reduced income tax provision of $.5 million. The 1999 quarter included a $1.1 million extraordinary loss for the early extinguishment of debt in connection with the Reorganization.


Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

Net Sales

Net sales in the six months ended June 30, 2000 (the "2000 six-month period") increased 74.7% to $73.6 million from $42.1 million in the six months ended June 30, 1999 (the "1999 six-month period"). The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 7.2% in January 2000. Production line rate increases and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the third quarter of 1999 and one production line in each of December 1999 and January 2000 significantly increased the Company's production capacity in the 2000 six-month period. The increase in the number of dealer outlets, from approximately 2,000 at June 30, 1999 to approximately 2,400 at June 30, 2000, also contributed to the growth in sales volume.


Cost of Sales

Cost of sales increased 105.8% to $37.5 million in the 2000 six-month period from $18.2 million in the 1999 six-month period. Cost of sales as a percentage of net sales increased to 50.9% in the 2000 six-month period from 43.2% in the 1999 six-month period. The increase principally reflected higher raw material landed costs and scrap rates. This increased cost was partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from the second manufacturing facility and additional production lines.

Gross Profit

Gross profit increased 51.1% to $36.2 million in the 2000 six-month period from $23.9 million in the 1999 six-month period. The increase in gross profit was attributable to the higher sales volume and the price increase and was partially offset by increased manufacturing costs. Gross profit as a percentage of net sales decreased to 49.1% in the 2000 six-month period from 56.8% in the 1999 six-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 31.7% to $14.5 million in the 2000 six-month period from $11.0 million in the 1999 six-month period. The increase was primarily attributable to performance bonuses of $1.1 million recognized in the first quarter of 2000, and higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 35.9% to $6.6 million in the 2000 six-month period from $5.2 million in the 1999 six-month period. The Company did not record any performance bonuses in the 1999 six-month period. An increase in corporate personnel necessary to support the Company's growth accounted for $0.8 million of the increase. Site selection costs related to locating a third manufacturing facility and expenses associated with being a publicly traded company contributed $0.2 million of the increase. Selling, general and administrative expenses as a percentage of net sales decreased to 19.6% in the 2000 six-month period from 26.0% in the 1999 six-month period.

Interest Expense

Net interest expense decreased 50.1% to $0.5 million in the 2000 six-month period from $1.1 million in the 1999 six-month period. The decrease was primarily attributable to lower average balances outstanding as a result of the repayment in April 1999 of $21.3 million of senior debt and $5.0 million of subordinated debt with the net proceeds of the Company's initial public offering.

Provision for Income Taxes

The Company was taxed as a partnership for federal and state tax purposes for all periods through April 7, 1999 and thus through that date recorded no provision for income taxes. During the second quarter of 1999, the Company recorded a provision of $4.3 million using a 40% combined effective tax rate for year-to-date federal and state income taxes and recognized certain deferred tax liabilities due to the Reorganization. The income tax provision of $8.1 million in the 2000 six-month period represents an assumed 38% combined effective tax rate.

Net Income

The Company's net income of $13.1 million in the 2000 six-month period compared to net income of $6.6 million in the 1999 six-month period. The increase in net income primarily resulted from the increase in income from operations of $8.7 million plus a decrease in interest expense of $0.6 million, less income taxes. The 1999 six-month period included a $1.1 million charge for the early extinguishment of debt in connection with the Reorganization.

Liquidity and Capital Resources

The Company's total assets increased from $79.3 million at December 31, 1999 to $102.1 million at June 30, 2000. Higher receivables balances resulting from an increase in net sales in the 2000 six-month period accounted for $3.9 million of the increase. Inventories decreased $2.7 million due to increased net sales. Property, plant and equipment, net, increased $21.6 million as the Company installed one additional production line in its Fernley, Nevada manufacturing facility, initiated procurement and installation for four additional lines in this facility, and began construction to increase the size of the facility to accommodate additional lines. In May 2000, the Company acquired a site adjacent to its existing Winchester, Virginia facility for the purpose of expanding capacity there. The Company is designing a manufacturing facility for this site and has begun procurement of three production lines for the new facility. The Company has financed the increases in assets in the 2000 six-month period from cash flows provided by operations and increases in current liabilities, including additional net draws of approximately $4.9 million under its revolving credit facility.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms, and borrowings under its credit facility.

The Company's cash flow from operating activities for the 2000 six-month period was $19.4 million compared to $13.3 million for the 1999 six-month period. Higher sales volume accounted for the increase in cash flow in the 2000 six-month period.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of June 30, 2000, the Company's indebtedness totaled $21.6 million and had an overall weighted average interest rate of approximately 7.56% per annum.

On June 30, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of the new revolving credit facility provide for borrowings of up to $50.0 million on an unsecured basis for working capital and general corporate purposes. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003. The new facility replaced a $10.0 million unsecured line of credit and a $7.5 million term loan facility secured by certain equipment.

In May 2000, the Company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company received a commitment from a financial institution for permanent financing of the purchase through a 15-year term loan in the original principal amount of approximately $5.9 million. An interest rate swap agreement will effectively fix the interest rate on this loan at an annual rate of 8.1%.

Expansion of the Company's production capacity will continue to require significant capital expenditures. In the second quarter of 2000, the Company accelerated its capital expenditure program to invest in additional production capacity to meet current and expected demand for its product. Included in the program are expanding the building and installing two additional production lines in the Company's Fernley, Nevada facility by year-end, which will bring the Company's total production lines at year-end to fourteen at full capacity between its two facilities; engineering and site work for expanding capacity at its Winchester, Virginia facility; acquiring a site and commencing engineering for a third manufacturing facility in a yet-to-be-determined location; commencing procurement for six additional production lines to be operational by year-end 2001 between these three facilities; and the procurement of equipment for two plastic processing facilities that the Company believes will enable it to expand its raw material sourcing at competitive pricing, both of which are expected to be operational by year-end 2001. Capital expenditures during the 2000 six-month period totaled approximately $24.2 million and for the balance of 2000 are expected to total approximately $25.8 million. The Company believes that cash flow from operations and borrowings expected to be available under the Company's revolving credit facility and anticipated permanent financing facility will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facility and interest rate swap agreements with respect to its other debt. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. As of June 30, 2000, pursuant to interest-rate swap agreements, the Company had effectively fixed its interest rate exposure under its other debt at approximately 7.6% through 2014.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           Part II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

           (a) The Company held its 2000 annual meeting of stockholders on May 3, 2000.

           (c) The following sets forth information regarding the proposal voted upon at the 2000 annual meeting. There were 14,122,566 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting.

           At the annual meeting, the stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term which will expire at the annual meeting of stockholders in 2003. The tabulation of votes on this proposal is as follows:

                  Nominees                          Votes For         Votes Withheld
                  --------                          ----------        --------------

Anthony J. Cavanna                                 12,754,241            358,375
Roger A. Wittenberg                                12,754,296            358,320

Item 6.  Exhibits and Reports on Form 8-K

      (a)  The Company files herewith the following exhibits:

           10.1 Third Amendment to Amended and Restated Credit Agreement, dated as of June 30, 2000, among Trex Company, Inc., TREX Company, LLC and First Union National Bank.

           27.1  Financial Data Schedule.

      (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TREX COMPANY, INC.
                                       (Registrant)

Date: August 14, 2000                  /s/  Anthony J. Cavanna
                                     --------------------------

                                     Anthony J. Cavanna, Executive Vice
                                      President and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                      Financial Officer)