Form 10-Q
period 2000-09-30
TREX CO INC
filed 2000-11-14
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  [X]     No  [ ]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 8, 2000 was 14,135,060 shares.

                               TREX COMPANY, INC.

                                     INDEX

                                                                                                 Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999
                    and September 30, 2000 (unaudited)..........................................    3

                  Consolidated Statements of Operations for the Three and Nine
                    Months Ended September 30, 1999 and 2000 (unaudited)........................    4

                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1999 and 2000 (unaudited)........................    5

                  Notes to Consolidated Financial Statements (unaudited)........................    6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...............................   11

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk...........................................................   15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.............................................................   16

         Item 6.  Exhibits and Reports on Form 8-K..............................................   16

         Signatures



                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TREX COMPANY, INC.

                          Consolidated Balance Sheets

                                                                                     December 31, 1999    September 30, 2000
                                                                                     -----------------    -------------------
                                                                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................                --                   --
  Trade accounts receivable...................................................         1,266,000             5,696,000
  Inventories.................................................................         8,668,000            12,519,000
  Prepaid expenses and other assets...........................................         1,057,000             1,355,000
  Deferred income taxes.......................................................           360,000               360,000
                                                                                     -----------          ------------
    Total current assets......................................................        11,351,000            19,930,000
                                                                                     -----------          ------------
Property, plant, and equipment, net...........................................        59,489,000            95,688,000
Intangible assets, net........................................................         8,252,000             7,720,000
Other.........................................................................           211,000               574,000
                                                                                     -----------          ------------
    Total assets..............................................................       $79,303,000          $123,912,000
                                                                                     ===========          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable......................................................       $ 6,416,000          $ 10,859,000
  Accrued expenses............................................................         1,737,000             2,678,000
  Income taxes payable........................................................           117,000             2,421,000
  Other current liabilities...................................................         1,163,000               727,000
  Line of credit..............................................................         5,714,000                    --
  Current portion of long-term debt...........................................           385,000               602,000
                                                                                     -----------          ------------
    Total current liabilities................................................         15,532,000            17,287,000

Deferred income taxes........................................................          3,532,000             4,997,000
Line of credit...............................................................                 --            17,460,000
Long-term debt...............................................................         10,838,000            16,232,000
                                                                                     -----------          ------------
    Total liabilities........................................................         29,902,000            55,976,000
                                                                                     -----------          ------------
Stockholders' equity:
  Preferred stock, $0.01 par value, 3,000,000 shares authorized;
    none issued and outstanding...............................................                --                    --
  Common stock, $0.01 par value, 40,000,000 shares authorized; 14,120,572 and
    14,133,126 shares issued and outstanding..................................           141,000               141,000
  Additional capital..........................................................        40,992,000            41,193,000
  Retained earnings...........................................................         8,268,000            26,602,000
                                                                                     -----------          ------------
    Total stockholders' equity................................................        49,401,000            67,936,000
                                                                                     -----------          ------------
    Total liabilities and stockholders' equity................................       $79,303,000          $123,912,000
                                                                                     ===========          ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (unaudited)


                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                 ---------------------------------   -------------------------------
                                                                       1999             2000             1999            2000
                                                                   -----------      -----------      -----------     -----------
Net sales......................................................    $19,955,000      $25,078,000      $62,095,000     $98,698,000
Cost of sales..................................................      9,358,000       11,975,000       27,554,000      49,420,000
                                                                   -----------      -----------      -----------     -----------
Gross profit...................................................     10,597,000       13,103,000       34,541,000      49,278,000
Selling, general and administrative expenses...................      3,885,000        4,647,000       14,855,000      19,097,000
                                                                   -----------      -----------      -----------     -----------
Income from operations.........................................      6,712,000        8,456,000       19,686,000      30,181,000
Interest income................................................         30,000            3,000           63,000           5,000
Interest (expense).............................................       (211,000)         (79,000)      (1,331,000)       (621,000)
                                                                   -----------      -----------      -----------     -----------
Income before taxes and extraordinary item.....................      6,531,000        8,380,000       18,418,000      29,565,000
Income taxes...................................................      2,394,000        3,184,000        6,674,000      11,231,000
                                                                   -----------      -----------      -----------     -----------
Income before extraordinary item...............................      4,137,000        5,196,000       11,744,000      18,334,000
Extraordinary loss on early extinguishment of debt.............             --               --       (1,056,000)             --
                                                                   -----------      -----------      -----------     -----------
Net income.....................................................    $ 4,137,000      $ 5,196,000      $10,688,000     $18,334,000
                                                                   ===========      ===========      ===========     ===========
Basic earnings per common share
  Income before extraordinary item.............................    $      0.29      $      0.37      $      0.94     $      1.30
  Extraordinary item...........................................             --               --            (0.09)             --
                                                                   -----------      -----------      -----------     -----------
  Net income...................................................    $      0.29      $      0.37      $      0.85     $      1.30
                                                                   ===========      ===========      ===========     ===========
Weighted average basic shares outstanding......................     14,117,981       14,132,959       12,420,021      14,127,938
                                                                   ===========      ===========      ===========     ===========
Diluted earning per common share
  Income before extraordinary item.............................    $      0.29      $      0.37      $      0.94     $      1.29
  Extraordinary item...........................................             --               --            (0.09)             --
                                                                   -----------      -----------      -----------     -----------
  Net income...................................................    $      0.29      $      0.37      $      0.85     $      1.29
                                                                   ===========      ===========      ===========     ===========
Weighted average diluted shares outstanding....................     14,181,725       14,193,579       12,457,290      14,182,491
                                                                   ===========      ===========      ===========      ===========
Pro forma data (unaudited, see Note 7):
  Historical income before taxes and extraordinary item........                                      $18,418,000
  Pro forma income taxes.......................................                                       (6,999,000)
                                                                                                     -----------
  Pro forma net income.........................................                                      $11,419,000
                                                                                                     ===========
  Pro forma basic earnings per share...........................                                      $      0.92
                                                                                                     ===========
  Pro forma diluted earnings per share.........................                                      $      0.92
                                                                                                     ===========
  Pro forma weighted average basic common shares outstanding...                                       12,420,021
                                                                                                     ===========
  Pro forma weighted average diluted common shares outstanding.                                       12,457,290
                                                                                                     ===========



SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                                Nine Months Ended September 30,
                                                                                               ---------------------------------
                                                                                                     1999              2000
                                                                                                 ------------      ------------
OPERATING ACTIVITIES
Net income............................................................................           $ 10,688,000      $ 18,334,000
Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary loss on early prepayment of debt......................................              1,760,000                --
  Deferred income taxes...............................................................              2,849,000         1,465,000
  Depreciation and amortization.......................................................              3,096,000         4,899,000
  Amortization of deferred financing charges..........................................                 13,000                --
  Loss on disposal of property, plant and equipment...................................                156,000            14,000
  Changes in operating assets and liabilities:
    Trade accounts receivable.........................................................             (4,222,000)       (4,430,000)
    Inventories.......................................................................              2,852,000        (3,851,000)
    Prepaid expenses and other assets.................................................                268,000          (819,000)
    Trade accounts payable............................................................              1,146,000         4,443,000
    Accrued expenses..................................................................                469,000           941,000
    Income taxes payable..............................................................              1,787,000         2,304,000
    Other current liabilities.........................................................               (612,000)         (436,000)
                                                                                                 ------------      ------------
Net cash provided by operating activities.............................................             20,250,000        22,864,000
                                                                                                 ------------      ------------
INVESTING ACTIVITIES
Expenditures for property, plant and equipment........................................            (22,251,000)      (40,422,000)
                                                                                                 ------------      ------------
Net cash used in investing activities.................................................            (22,251,000)      (40,422,000)
                                                                                                 ------------      ------------
FINANCING ACTIVITIES
Borrowings under mortgages and notes..................................................             11,298,000         5,940,000
Principal payments under mortgages and notes..........................................            (34,570,000)         (329,000)
Borrowings under line of credit.......................................................                     --        29,321,000
Principal payments under line of credit...............................................                     --       (17,575,000)
Proceeds from exercise of employee stock purchase and option plan grants..............                 33,000           201,000
Proceeds from initial public offering.................................................             41,055,000                --
Preferred distributions paid..........................................................             (3,115,000)               --
Common distributions paid.............................................................            (13,588,000)               --
                                                                                                 ------------      ------------
Net cash provided by financing activities.............................................              1,113,000        17,558,000
                                                                                                 ------------      ------------
Net increase (decrease) in cash and cash equivalents..................................               (888,000)               --
Cash and cash equivalents at beginning of period......................................              1,200,000                --
                                                                                                 ------------      ------------
Cash and cash equivalents at end of period............................................           $    312,000     $
                                                                                                 ============     =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
  For The Three and Nine Months Ended September 30, 1999 and 2000 (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.  INVENTORY

Inventories consist of the following:


                           December 31, 1999   September 30, 2000
                           -----------------   -------------------
                                                  (unaudited)

Finished goods.........        $7,599,000           $ 9,471,000
Raw materials..........         1,069,000             3,048,000
                               ----------           -----------
                               $8,668,000           $12,519,000
                               ==========           ===========


4.  DEBT

On October 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of the new revolving credit facility provide for borrowings of up to $75.0 million on an unsecured basis for working capital and general corporate purposes through September 30, 2001 and $50.0 million thereafter. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003. The facility agreement contains restrictive and financial covenants and is subject to a commitment fee on the unused balance.

On September 30, 1999, the Company refinanced two loans with which it financed the site acquisition and construction of the Company's second manufacturing facility located in Nevada with a 15-year term loan in the original principal amount of $6.7 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 7.90%.

In May 2000, the Company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. On August 14, 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 8.10%.

5.  STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:


                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    --------------------------------
                                                                      1999              2000              1999              2000
                                                                  -----------       -----------       -----------       -----------
Numerator:
  Income before extraordinary item...........................     $ 4,137,000       $ 5,196,000       $11,744,000       $18,334,000
  Preferred dividends........................................              --                --          (115,000)               --
                                                                  -----------       -----------       -----------       -----------
                                                                    4,137,000         5,196,000        11,629,000        18,334,000
  Extraordinary item.........................................              --                --        (1,056,000)               --
                                                                  -----------       -----------       -----------       -----------
Net income available to common shareholders, basic and
  diluted....................................................     $ 4,137,000       $ 5,196,000       $10,573,000       $18,334,000
                                                                  ===========       ===========       ===========       ===========
Denominator:
  Weighted average shares outstanding, basic.................      14,117,981        14,132,959        12,420,021        14,127,938
  Impact of potential common shares:
    Stock options............................................          63,744            60,620            37,269            54,553
                                                                  -----------       -----------       -----------       -----------
  Weighted average shares outstanding, diluted...............      14,181,725        14,193,579        12,457,290        14,182,491
                                                                  ===========       ===========       ===========       ===========
Basic earnings per share
  Income before extraordinary item...........................     $      0.29       $      0.37       $      0.94       $      1.30
  Extraordinary loss.........................................              --                --             (0.09)               --
                                                                  -----------       -----------       -----------       -----------
  Net income per share.......................................     $      0.29       $      0.37       $      0.85       $      1.30
                                                                  ===========       ===========       ===========       ===========
Diluted earnings per share
  Income before extraordinary item...........................     $      0.29       $      0.37       $      0.94       $      1.29
  Extraordinary loss.........................................              --                --             (0.09)               --
                                                                  -----------       -----------       -----------       -----------
  Net income per share.......................................     $      0.29       $      0.37       $      0.85       $      1.29
                                                                  ===========       ===========       ===========       ===========


The earnings per share amounts shown above have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in TREX Company, LLC.

6.  SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company has historically experienced lower net sales during the fourth quarter due to holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the third quarter of 1999 accounted for 26.8% of annual sales in 1999. During the third quarter of 2000, the Company's increased production capacity enabled it to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy affected seasonality during 1998 and 1999, the Company's historical seasonality may not be a reliable indicator of future seasonality.

7.  PRO FORMA AND SUPPLEMENTAL PRO FORMA DATA (UNAUDITED)


Pro Forma Data
--------------

The pro forma consolidated statement of operations data set forth in the accompanying consolidated statements of operations give effect to the Reorganization as if the Reorganization had occurred on January 1, 1999. The pro forma income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for the three and nine months ended September 30, 1999. The pro forma consolidated statement of operations data exclude one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 from April 8, 1999 through May 2, 1999, and 14,115,450 from May 3, 1999 through July 14, 1999 and 14,118,435 shares outstanding through September 30, 1999 (See Note
1).


Supplemental Pro Forma Data
---------------------------

The following table sets forth the computation of basic and diluted earnings per common share on a supplemental pro forma basis:


                                                                                                Nine Months Ended
                                                                                                September 30, 1999
                                                                                                ------------------
Numerator:
    Historical income from operations....................................................          $19,686,000
    Supplemental pro forma interest expense, net.........................................             (483,000)
    Supplemental pro forma income taxes..................................................           (7,297,000)
                                                                                                   -----------
    Supplemental pro forma net income available to common shareholder,
        basic and diluted................................................................          $11,906,000
                                                                                                   ===========
Denominator:
    Denominator for supplemental pro forma earnings per common
        share-weighted average basic shares outstanding..................................           14,116,303
    Impact of potential common shares:
        Stock options....................................................................               37,269
                                                                                                   -----------
    Denominator for supplemental pro forma earnings per common
        share-weighted average diluted shares outstanding................................           14,153,572
                                                                                                   ===========
Supplemental pro forma basic earning per common share....................................          $      0.84
                                                                                                   ===========
Supplemental pro forma diluted earnings per common share.................................          $      0.84
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

8. NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for recognition and measurement of derivatives and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal year 2001. The Company is currently assessing the financial statement impact of SFAS 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on its two manufacturing facilities and its ability to increase its manufacturing capacity in its existing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these risks and uncertainties is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2000. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

References to the "Company" in the following discussion mean TREX Company, LLC until the consummation of the reorganization on April 7, 1999 (the "Reorganization") and Trex Company, Inc. and its wholly owned subsidiary, TREX Company, LLC, at all times thereafter. See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Because of the continued expansion of its production capacity, during the third quarter of 2000 the Company was able to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. As a result, customers generally no longer seek to stockpile inventories. The Company believes there has been a temporary slowdown in new orders as excess inventories at the wholesale and retail levels are reduced, and that the impact of this slowdown may continue until the normal seasonal demand for Trex resumes in the first quarter of 2001.

Three Months Ended September 30, 2000 Compared with Three Months Ended September 30, 1999

Net Sales

Net sales in the three months ended September 30, 2000 (the "2000 quarter") increased 25.7% to $25.1 million from $20.0 million in the three months ended September 30, 1999 (the "1999 quarter"). The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 7.2% in January 2000. Production line rate increases and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the third quarter of 1999 and three additional production lines in 2000 significantly increased the Company's production capacity in the 2000 quarter. The increase in the number of dealer outlets, from approximately 2,000 at September 30, 1999 to approximately 2,500 at September 30, 2000, also contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 28.0% to $12.0 million in the 2000 quarter from $9.4 million in the 1999 quarter. Cost of sales as a percentage of net sales increased to 47.8% in the 2000 quarter from 46.9% in the 1999 quarter. The increase principally reflected higher raw material costs. The increased cost was partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from the operations of the second manufacturing facility and additional production lines.

Gross Profit

Gross profit increased 23.6% to $13.1 million in the 2000 quarter from $10.6 million in the 1999 quarter. The increase in gross profit was attributable to the higher sales volume and the price increase in January 2000 and was partially offset by increased manufacturing costs. Gross profit as a percentage of net sales decreased to 52.2% in the 2000 quarter from 53.1% in the 1999 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19.6% to $4.6 million in the 2000 quarter from $3.9 million in the 1999 quarter. The increase was primarily attributable to an increase in expense of $0.4 million related to additional corporate personnel and related hiring costs necessary to support the Company's growth. As a percentage of net sales, selling, general and administrative expenses decreased to 18.5% in the 2000 quarter from 19.5% in the 1999 quarter.

Interest Expense

Net interest expense was $0.1 million in the 2000 quarter compared to $0.2 million in the 1999 quarter. The effects of higher average debt balances incurred since the 1999 quarter to fund the expansion of the Company's production capacity were offset by the capitalization of interest with respect to those projects.

Provision for Income Taxes

The Company recorded a provision of $3.2 million in the 2000 quarter compared to a provision of $2.4 million in the 1999 quarter. Both provisions reflect a 38% combined effective tax rate.

Net Income

The Company's net income increased 25.6% to $5.2 million in the 2000 quarter from $4.1 million in the 1999 quarter. The increase in net income in the 2000 quarter primarily resulted from an increase of $1.7 million in income from operations, the effect of which was offset in part by an increase in the income tax provision of $0.8 million.


Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

Net Sales

Net sales in the nine months ended September 30, 2000 (the "2000 nine-month period") increased 58.9% to $98.7 million from $62.1 million in the nine months ended September 30, 1999 (the "1999 nine-month period"). The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 7.2% in January 2000. Production line rate increases and the opening of the Company's Fernley, Nevada manufacturing facility with two production lines during the third quarter of 1999 and three additional production lines in 2000 significantly increased the Company's production capacity in the 2000 nine-month period. The increase in the number of dealer outlets, from approximately 2,000 at September 30, 1999 to approximately 2,500 at September 30, 2000, also contributed to the growth in sales volume.

Cost of Sales

Cost of sales increased 79.4% to $49.4 million in the 2000 nine-month period from $27.6 million in the 1999 nine-month period. Cost of sales as a percentage of net sales increased to 50.1% in the 2000 nine-month period from 44.4% in the 1999 nine-month period. The increase principally reflected higher raw material costs and scrap rates. These increased costs were partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from the second manufacturing facility and additional production lines.

Gross Profit

Gross profit increased 42.7% to $49.3 million in the 2000 nine-month period from $34.5 million in the 1999 nine-month period. The increase in gross profit was attributable to the higher sales volume. The price increase in January 2000 was partially offset by increased manufacturing costs. Gross profit as a percentage of net sales decreased to 49.9% in the 2000 nine-month period from 55.6% in the 1999 nine-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 28.6% to $19.1 million in the 2000 nine-month period from $14.9 million in the 1999 nine-month period. The increase was primarily attributable to performance bonuses of $2.0 million recognized in the 2000 nine-month period and higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 18.8% to $7.6 million in the 2000 nine-month period from $6.4 million in the 1999 nine-month period. The Company did not record any performance bonuses in the 1999 nine-month period. An increase in corporate personnel necessary to support the Company's growth accounted for $1.3 million of the increase. Selling, general and administrative expenses as a percentage of net sales decreased to 19.3% in the 2000 nine-month period from 23.9% in the 1999 nine-month period.

Interest Expense

Net interest expense was $0.6 million in the 2000 nine-month period compared to $1.3 million in the 1999 nine-month period. The effects of higher average debt balances incurred since the 1999 nine-month period to fund the expansion of the Company's production capacity were offset by the capitalization of interest with respect to those projects.

Provision for Income Taxes

The Company was taxed as a partnership for federal and state tax purposes for all periods through April 7, 1999 and thus through that date recorded no provision for income taxes. The income tax provision of $6.7 million in the 1999 nine-month period represents a 38% combined effective tax rate and reflects a one-time charge for deferred income taxes of $2.6 million arising from the Company's conversion on April 7, 1999 from a partnership for federal income tax purposes to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code. The income tax provision of $11.2 million in the 2000 nine-month period represents an assumed 38% combined effective tax rate.

Net Income

The Company's net income increased 71.5% to $18.3 million in the 2000 nine-month period from $10.7 million in the 1999 nine-month period. The increase in net income primarily resulted from an increase in income from operations of $10.5 million and a decrease in interest expense of $0.7 million, which were partially offset by an increase in the provision for income taxes of $4.6 million. The 1999 nine-month period included a $1.1 million charge for the early extinguishment of debt in connection with the Reorganization.



Liquidity and Capital Resources

The Company's total assets increased from $79.3 million at December 31, 1999 to $123.9 million at September 30, 2000. Higher receivables balances resulting from an increase in net sales in the 2000 nine-month period accounted for $4.4 million of the increase. Inventories increased by $3.9 million as a result of increased production. This increase was partially offset by the increase in net sales. Property, plant and equipment, net, increased $36.2 million as the Company installed three additional production lines in its Fernley, Nevada manufacturing facility and began construction to increase the size of the facility to accommodate additional production lines. In May 2000, the Company acquired a site adjacent to its existing Winchester, Virginia facility for the purpose of expanding capacity in that facility, and has begun construction of a manufacturing facility for this site. The Company has initiated procurement for five additional production lines between the two facilities and expects a minimum of one production line to commence production in its Fernley, Nevada facility by April 1, 2001 and a minimum of two production lines to commence production by July 1, 2001 in its Winchester, Virginia facility. The Company has financed the increases in assets in the 2000 nine-month period from cash flows provided by operations and additional net draws of approximately $11.7 million under its revolving credit facility.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms, and borrowings under its credit facility.

The Company's cash flow from operating activities for the 2000 nine-month period was $22.9 million compared to $20.2 million for the 1999 nine-month period. Higher net sales volume accounted for the increase in cash flow in the 2000 nine-month period.

The Company substantially reduced its overall long-term indebtedness on April 13, 1999 following its repayment of $26.3 million principal amount of senior and subordinated notes with the net proceeds of the Company's initial public offering. As of September 30, 2000, the Company's long-term indebtedness totaled $16.8 million and had an overall weighted average interest rate of approximately 7.75% per annum.

On October 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of the new revolving credit facility provide for borrowings of up to $75.0 million on an unsecured basis for working capital and general corporate purposes through September 30, 2001 and $50.0 million thereafter. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003.

In May 2000, the Company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. On August 14, 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 8.10%.

In October 2000, the Company purchased an additional 11.83 acres of land near its existing Winchester, Virginia manufacturing facility. The Company financed the purchase through borrowings under its revolving credit facility.

Expansion of the Company's production capacity will continue to require significant capital expenditures. In the second quarter of 2000, the Company accelerated its capital expenditure program to invest in additional production capacity to meet current and expected demand for its product. In the third quarter of 2000, the Company completed installation of a sixth production line in its Fernley, Nevada facility, which increased to 14 the total number of the Company's production lines in its two facilities. The Company also is conducting engineering, site work and construction to expand capacity at its Winchester, Virginia and Fernley, Nevada facilities; acquiring a site and commencing engineering for a third manufacturing facility in another location; commencing procurement for five additional production lines, of which three are expected to be operational by July 1, 2001 in the two existing facilities; and procuring equipment for processing polyethylene that the Company believes will enable it to expand its raw material sourcing at competitive pricing. Capital expenditures during the 2000 nine-month period totaled $40.4 million and for the balance of 2000 are expected to total approximately $9.6 million. The Company believes that cash flow from operations and borrowings expected to be available under the Company's revolving credit facility will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facility and interest rate swap agreements with respect to its other debt. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. As of September 30, 2000, pursuant to interest rate swap agreements, the Company had effectively fixed its interest rate exposure under its other debt at approximately 7.6% through 2014.

The Company does not use foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2000, the remaining counterclaims filed by a former distributor against the Company's operating subsidiary, TREX Company, LLC, in a lawsuit in the Circuit Court of Frederick County, Virginia, were voluntarily dismissed by the former distributor. TREX Company, LLC had filed a lawsuit on March 2, 1999 against the former distributor to collect unpaid invoices. The defendant filed its response on July 30, 1999 and, in a counterclaim, alleged that TREX Company, LLC had made various misrepresentations which resulted in, among other items, loss of business and loss of reputation. TREX Company, LLC intends to continue to pursue its claims against the former distributor. The case is currently scheduled for trial in December 2000. For additional information about this lawsuit, see the Company's Annual Report on Form 10-K filed on March 22, 2000.



Item 6.  Exhibits and Reports on Form 8-K

         (a)   The Company files herewith the following exhibits:

         10.1 Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 27, 2000, among Trex Company, Inc., TREX Company, LLC and First Union National Bank.

         27.1  Financial Data Schedule.

         (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TREX COMPANY, INC.
                                  (Registrant)

Date: November 14, 2000        /s/ Anthony J. Cavanna
                               -----------------------------------------
                               Anthony J. Cavanna, Executive Vice
                                President and Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                Financial Officer)