Form 10-K
period 2000-12-31
TREX CO INC
filed 2001-03-28
CIK 1069878

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from            to

                       Commission file number: 001-14649

                               Trex Company, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 54-1910453
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

20 South Cameron Street, Winchester,                      22601
              Virginia                                  (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (540) 678-4070

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

        Title of     Name of each exchange
      each class:    on which registered:
      Common Stock  New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:   None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendments to this Form 10-K [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 16, 2001, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $211 million.

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 16, 2001 was 14,137,586.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the proxy statement for the 2001 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                 PART I
Item 1. Business.........................................................    1
Item 2. Properties.......................................................   13
Item 3. Legal Proceedings................................................   13
Item 4. Submission of Matters to a Vote of Security Holders..............   14

                                 PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters..........................................................   15
Item 6.  Selected Financial Data.........................................   16
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................   19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   23
Item 8. Financial Statements and Supplementary Data......................   23
Item 9. Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure.............................................   23

                                PART III
Item 10. Directors and Executive Officers of the Registrant..............   24
Item 11. Executive Compensation..........................................   25
Item 12. Security Ownership of Certain Beneficial Owners and Management..   26
Item 13. Certain Relationships and Related Transactions..................   26

                                 PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
         K...............................................................   27

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

                                     PART I

Item 1. Business

General

   Trex Company, Inc., which we sometimes refer to as the "company" in this report, is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex. Trex Wood-Polymer(TM) lumber is a wood/plastic composite that offers an attractive appearance and the workability of wood without wood's on-going maintenance requirements and functional disadvantages. Trex is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene and is used primarily for residential and commercial decking. We promote Trex among consumers and contractors as a premium decking product. Net sales of Trex increased from $0.6 million in 1992 to $117.6 million in 2000. Our income from operations increased from a loss of $5.6 million in 1992 to a profit of $31.9 million in 2000.

   We seek to achieve sales growth in the decking market by converting demand for wood decking products into demand for Trex. We intend to continue to develop and promote the Trex brand name as a premium decking product and to focus on the contractor-installed market segment. This segment represents approximately 70% of the decking market, as measured by board feet of lumber, and contractors generally build larger, more elaborate residential decks than decks built by homeowners in the "do-it-yourself" market segment. We sell our products through approximately 75 wholesale distribution locations, which in turn sell Trex to approximately 2,600 dealer outlets across the United States.

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

   TREX Company, LLC initiated commercial activity on August 29, 1996. On that date, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The buyout was led by four senior Mobil executives who currently serve as members of our senior management.

Decking Market Overview

   The decking market is part of the substantial home improvement market. Expenditures for residential improvements and repairs totaled approximately $143 billion in 1999, according to the U.S. Census Bureau, and the home improvement market grew at a compound annual growth rate of 4.0% for the five-year period ended December 31, 1999. The primary market for Trex is residential decking and, to a lesser extent, commercial decking. Annual factory sales in 1999 of residential decking totaled approximately $1.9 billion, or approximately 2.3 billion board feet of lumber. This market includes all decking products other than posts, beams and columns used for a deck's substructure. For the four-year period ended December 31, 1999, factory sales of all residential decking increased at a compound annual growth rate of approximately 7%. In recent years, factory sales of non-wood alternative decking products to the residential market have increased at a compound annual growth rate of over 30%.

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

   The majority of decks are built for existing homes as new additions or to replace other decks. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of decking is a relatively low-cost means of adding livable space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. We estimate that the installation cost of a majority of decks ranges from $3,000 to $6,000. More than half of all decks are constructed one to five years after a home is purchased. Accordingly, there is typically an increased demand for decking in the five-year period following a peak in home sales. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

   The following table shows, in board feet of lumber, our estimate of the percentage of 1999 factory sales to the decking market generated by each product category listed:

                                                                Percentage of
   Product                                                    1999 Factory Sales
   -------                                                    ------------------
   Wood......................................................         95%
   100% plastic..............................................          1
   Wood/plastic composites...................................          4
                                                                     ---
                                                                     100%
                                                                     ===

   More than 75% of the lumber used in wooden decks is southern yellow pine, which is pressure-treated with pesticides and other chemicals to create resistance to insect infestation and decay. The balance of the wood decking segment is primarily divided between redwood and cedar products. The 100% plastic decking products utilize polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of wood fiber and polyethylene or other commonly used polymers. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of 100% plastic lumber and wood/plastic composites for decking.

   Distributors of wood decking materials typically supply lumber to lumber yards and home center outlets, which in turn supply the materials to home builders, contractors and homeowners. Manufacturers of non-wood decking alternatives also generally use these distribution channels because many of these alternative products can be stacked, stored and installed like wood products. Some non-wood decking alternatives, however, are sold to specialty dealers who provide the special selling support needed to build consumer awareness of new products.

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

  . we intend to establish comprehensive national coverage for Trex by increasing the number of dealer outlets selling Trex over the next year from 2,600 to approximately 3,000;

  . we plan to increase our output of Trex by increasing productivity and adding production capacity in our existing facilities in Winchester, Virginia and Fernley, Nevada and by constructing and operating a third manufacturing facility near Knoxville, Tennessee;

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

   We have signed an agreement to purchase approximately 100 acres of land near Knoxville, Tennessee on which we intend to establish our third manufacturing facility. We expect to purchase this site and begin engineering work in the first half of 2001 and begin construction of the facility in 2002. We have budgeted approximately $2.0 million in capital expenditures for this facility in 2001. We will apply these expenditures primarily for site acquisition and engineering work.

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

   We derived approximately 98% of our 2000 net sales from sales of Trex to the residential and commercial decking market. We also have a number of non-decking product applications, which generated the remaining 2% of our 2000 net sales. These applications currently include blocks to cover and protect concrete sub-floors in heavy industrial plants; applications for parks and recreational areas, including playground structures, picnic tables and benches, fencing and theme park applications; floating and fixed docks and other marine applications; and landscape edging.

Sales and Marketing

   We have invested approximately $20 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking market. Our sales growth in the decking market will largely depend on converting demand for wood products into demand for Trex. Accordingly, our branding strategy will continue to emphasize the advantages of Trex over wood decking products. We have implemented a two-pronged marketing program directed at consumers and contractors. We seek to develop consumer brand awareness and contractor preference to generate demand for Trex among dealers and distributors, who then recommend Trex to other contractors and consumers. We believe that our branding strategy promotes product differentiation of Trex in a market which is not generally characterized by brand identification and enables us both to command premium prices and to maintain price stability for Trex.

   The following are the key elements of our marketing program:

   Consumer Advertising. We engage in extensive television advertising in which we target cable channels such as HG-TV, the Discovery Channel, the Food Network, and The Learning Channel which feature programs on home improvement and remodeling. In a ten-week period during the spring of 2000, we ran an intensive campaign of over 670 advertisements. Our investment in broadcast advertising for 2000 increased more than 100% over 1999.

   We also advertise Trex decking in popular home and garden consumer publications, including Martha Stewart Living, Southern Living, House & Garden, and Sunset. Several of these publications feature "idea" homes each year that incorporate leading building materials. Trex decking was featured in five of these idea homes in 2000.

   Public Relations. We employ a public relations firm to stimulate interest in Trex decking by the print and broadcast media. During 2000, print and broadcast stories featuring Trex decking generated a total of 185 million "impressions," which represent potential viewings, compared to 182 million impressions in 1999. The increase in impressions was largely attributable to the inclusion of Trex in several episodes of a well-known home improvement program on The Learning Channel. The marketing of Trex also benefited from coverage by consumer reporters on local television stations.

   Trade Advertising and Promotion. To build a brand name for Trex with decking contractors, we reach a professional building audience through advertisements in leading building and remodeling magazines, including Builder, Building Products, Fine Homebuilding, Journal of Light Construction, and other well-known publications. In 1999, we initiated an incentive program for deck builders which rewards contractors for their purchases of Trex decking. In 2000, over 3,800 new members enrolled in this program.

   Model Home Program. We operate a program which is designed to provide promotional allowances and display materials to homebuilders who use Trex for their model home decks and agree to promote Trex. More than 180 builders have participated in this program.

   Homebuilder Focus. In 2000, we expanded our marketing program to target major homebuilder groups in different regions of the country. A number of these homebuilder groups, including David Weekley Homes, Pulte Homes, Royce Homes, Ryan Homes and Toll Brothers, have agreed to offer Trex decking as their standard decking material on major home developments.

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

   Showcase Projects. We also obtain brand name recognition through our association with highly publicized showcase projects. Trex decking was used in a number of new projects in 2000, including the Hammonasset Beach State Park in Madison, Connecticut, the Gulf Islands National Seashore in Ocean Springs, Mississippi, the 14th Street Pier in Hoboken, New Jersey and the Big Morongo Canyon Preserve in Morongo Valley, California. Other showcase projects include the Presidential Trail at Mount Rushmore, the Toronto Boardwalk on Lake Ontario Shores, the Florida Everglades Walkways and the Grand Canyon Education Center.

   Consumer Research. From time to time, we commission consumer research studies to gain a better understanding of the needs of the decking market, our ability to meet those needs relative to competitive products, and consumer acceptance of Trex as a decking material.

Distribution

   In 2000, we made approximately 99% of our net sales through our wholesale distribution network. At December 31, 2000, we sold our Trex product line to 25 wholesale companies operating from approximately 75 distribution locations. At the same date, our distributors marketed Trex to approximately 2,600 dealer outlets across the United States. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. In 2000, we made the remaining 1% of our net sales directly to industrial floor fabricators, playground material distributors and other accounts.

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

   In 1998, 1999 and 2000, we generated in excess of 10% of our net sales to each of five wholesale distribution companies: Capital Lumber Company, Boise Cascade Corporation, Oregon Pacific Corporation, Parksite Inc. and Snavely Forest Products. Distributors that individually accounted for more than 10% of our annual net sales collectively accounted for approximately 74% of our net sales in 1998, approximately 75% of our net sales in 1999, and approximately 75% of our net sales in 2000. None of such distributors individually accounted for more than 20% of our net sales in any of these years.

   To augment our dealer outlets, we plan to add new distributors and increase the number of our wholesale distribution locations by December 31, 2001 to approximately 85.

   Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors and are the primary market for Trex. Although there is demand for Trex from both the "do-it-yourself" homeowner and contractor, our sales efforts emphasize the contractor-installed market to achieve premium product positioning for Trex and to ensure that the installations will have professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support. To establish comprehensive national coverage for Trex, we plan to increase the number of our dealer outlets over the next year from approximately 2,600 at December 31, 2000 to approximately 3,000 by December 31, 2001.

   Contractor Training. We have provided training about Trex to over 32,000 contractors since 1995. Contractors receive a Trex Contractor Kit containing a product handbook, sales literature and product samples as part of their training. We have established a "Builders Club" to strengthen our relationship with premium decking contractors.

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

Manufacturing Process

   Trex is manufactured at our 115,000-square foot facility in Winchester, Virginia, which had eight production lines in operation at December 31, 2000, and our 150,000-square foot facility in Fernley, Nevada, which had five production lines in operation at the same date. Each production line is highly automated and, on average, requires fewer than five employees to operate per shift.

   In 2000, our Winchester facility produced approximately $86.3 million sales value of finished product and our Fernley facility produced approximately $52.6 million sales value of finished product. To support sales growth and improve customer service, during 2000 we added three new production lines in our Fernely facility.

   Trex is manufactured from waste wood fiber and reclaimed polyethylene, or "poly." The composition of Trex Wood-Polymer lumber is approximately 50% wood fiber and 50% reclaimed poly material. We use wood fiber purchased from woodworking factories, mills and pallet recyclers. Poly material used in the production of Trex consists primarily of reclaimed grocery sacks and stretch film.

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

   Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We have invested approximately $123 million and nine years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased over 200% since 1992. We also have broadened the range of raw materials that can be used to produce Trex by developing hardware capable of utilizing different forms of poly material to produce a consistent final product. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. In the third quarter of 1998, we centralized our research and development operations in the Trex technical center, a 30,000-square foot building adjacent to our Winchester manufacturing facility.

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

Suppliers

   The production of Trex requires the supply of wood fiber and polyethylene from reclaimed grocery sacks and stretch film. We are party to several short-term and long-term supply contracts that require us to take or pay for raw materials for periods of up to ten years. The quantities of raw materials to be purchased under these contracts are not fixed or determinable.

   Wood Fiber. In 2000, we consumed approximately $6.7 million of wood fiber. Woodworking plants or mills are our preferred suppliers of wood fiber because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate wood fiber as a byproduct of their manufacturing operations. To minimize our purchase costs, we seek to provide the manufacturing facilities with prompt and reliable removal service using equipment we provide.

   Four suppliers accounted individually for more than 10% and collectively for approximately 57% of our 2000 wood fiber purchases. We obtain our wood fiber supplies for a fixed annual price under multi-year contracts that are terminable by either party upon 30 days' notice. Based on our discussions with wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

   Poly. In 2000, we consumed approximately $27.5 million of poly material, which was primarily composed of reclaimed grocery sacks and stretch film. Approximately two billion pounds of poly film are used in the manufacture of grocery sacks and stretch film in the United States each year. We will seek to meet our future needs for poly material from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic paper laminates.

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

   No supplier sold 10% or more of the poly material we purchased in 2000. We generally acquire poly material by purchase order at prices which are fixed annually.


Competition

   The residential and commercial decking market in which we principally operate is highly competitive. As a wood/plastic composite product, Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking. The primary competition for Trex is wood decking, which accounted for approximately 96% of 1999 decking sales, as measured by board feet of lumber. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. We estimate that Trex currently represents over 60% of the non-wood decking segment. We compete with other wood/plastic composites as well as with 100% plastic products that utilize polyethylene, fiberglass and PVC as raw materials. Our principal competitors in the non-wood decking alternative market include Advanced Environmental Recycling Technologies, Inc., Crane Plastics, Louisiana-Pacific Corporation, CertainTeed Corporation and U.S. Plastic Lumber Corporation.

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

   Of the wood lumber which we estimate constituted approximately 95% of the total decking market in 1999, over 75% is pressure-treated southern yellow pine. Southern yellow pine is used for decking because its porosity allows it readily to accept the chemicals used in the treating process that creates resistance to rotting and insect infestation. The chemical compound used to treat wood is typically chromated copper arsenate, or CCA, an EPA-registered pesticide. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The balance of the wood decking segment is primarily divided between redwood and cedar, with some amounts of treated fir and exotic hardwoods. Because old, slow-growth timber has been depleted, new, fast-growth varieties predominate. These varieties do not have the natural decay resistance or close rings of old, slow-growth timber, causing them to be more susceptible to rot, insect infestation, splintering and warping.

   Trex also competes with decks made from 100% plastic lumber. Although there are several companies in the United States that manufacture 100% plastic lumber, total factory sales to the decking market in 1999 are estimated at $15 million, or 20 million board feet. A number of factors have limited the success of 100% plastic lumber manufacturers, including a less efficient manufacturing process, inconsistent product quality, and physical properties not considered suitable for decking, such as higher thermal expansion and contraction, poor slip resistance and an appearance viewed by some homeowners as unattractive.

   There are several manufacturers of wood/plastic composite lumber in addition to the company. Some of these manufacturers participate in the decking market only on a limited basis. We estimate that Trex accounted for approximately two out of every three plastic/composite decks installed in the United States in 1999.

   The following chart compares particular attributes of Trex to the characteristics of treated wood and 100% plastic products:

                                                                 Treated  100%
                       Characteristics                      Trex  Wood   Plastic
                       ---------------                      ---- ------- -------
   Low thermal expansion/contraction.......................   x      x
   Low thermal conductivity................................   x      x
   Good paint adhesion.....................................   x      x
   Resistance to ultraviolet damage........................   x      x
   Easy to work with.......................................   x      x
   Low moisture absorption.................................   x              x
   Splinter-free...........................................   x              x
   Resistant to insect damage..............................   x      x       x
   No chemical preservatives...............................   x              x
   No splitting............................................   x              x
   No rotting..............................................   x      x       x
   No warping..............................................   x              x
   No sealant required.....................................   x              x
   Slip resistant..........................................   x      x

   We believe that Trex offers cost advantages when compared with some of the other types of decking materials. Although a contractor-installed Trex deck built in 2000 using a pressure-treated wood substructure generally cost 15% to 20% more than a deck made entirely from pressure-treated wood, Trex eliminates the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources also provide Trex with a competitive cost advantage relative to other wood/plastic composite products.

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

Employees

   At December 31, 2000, we had 403 full-time employees, of whom 324 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Risk Factors

   Our business is subject to a number of risks, including the following:

   We will have to increase market acceptance of Trex to grow.

   Our ability to grow will depend largely on our success in converting demand for wood decking products, which we estimate accounted for approximately 95% of the 1999 decking market when measured by board feet of lumber, into demand for Trex. Failure to achieve increased market acceptance of Trex could have a material adverse effect on our business, operating results and financial condition. To increase our market share, we must overcome:

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

   The production of Trex requires substantial amounts of wood fiber and polyethylene. Our business is subject to the risks that we may be unable to purchase sufficient quantities of these raw materials to meet our production requirements or that we may have to pay higher prices for our supplies. In 2000, four suppliers accounted individually for more than 10% and collectively for approximately 57% of our wood fiber purchases. No supplier sold 10% or more of the poly material purchased in 2000. Our ability to obtain adequate supplies of poly material depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We generally obtain our raw materials from existing suppliers at fixed prices that are established annually. We cannot be sure that we will be successful in maintaining such pricing policies to protect against fluctuations in raw materials prices. The termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in capacity could have a material adverse effect on our business, operating results and financial condition.

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

   To support sales growth and improve customer service, we plan to add one new production line in 2001 in our Winchester, Virginia facility and to commence engineering for a third manufacturing facility on land near Knoxville, Tennessee subject to a purchase agreement. In augmenting the capacity of our existing facilities and establishing a new facility, we will face risks:

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

   Our recent growth has placed significant demands on our management and other resources. If we are unable to manage our future growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our business, operating results and financial condition. Our net sales increased to $117.6 million in 2000 from $77.6 million in 1999 and $49.2 million in 1998. The number of dealer outlets selling Trex has increased from approximately 1,200 at December 31, 1996 to approximately 2,600 at December 31, 2000, and we expect further significant increases in the future. We plan to support our geographic expansion by adding one new production line in our Winchester, Virginia facility in 2001 and acquiring and commencing engineering for a third manufacturing facility near Knoxville, Tennessee. To manage our growth effectively, we will need to continue to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part on our ability to recruit, train, motivate and retain senior managers and other employees and to maintain product quality.

   We experience seasonal fluctuations in our sales and quarterly operating results.

   Our net sales and income from operations historically have varied from quarter to quarter. These variations are principally attributable to seasonal trends in the demand for Trex. We experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. During the third quarter of 2000, our increased production capacity enabled us to eliminate the allocation of product supply to our network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy affected seasonality during 1998 and 1999, our historical seasonality may not be a reliable indicator of future seasonality. Income from operations and net income tend to be lower in quarters with lower sales due to a lower gross margin which is not offset by a corresponding reduction in selling, general and administrative expenses, in part because we continue to make advertising expenditures throughout the year. As a result of these factors, we believe period-to-period comparisons of our operating results are not reliable indicators of future performance, and the operating results for any quarterly period may not be indicative of operating results to be expected for a full year.

   We will have to make significant capital expenditures to increase our manufacturing capacity.

   We estimate that our capital requirements in 2001 will total approximately $33 million. Our failure to generate sufficient funds to meet our capital requirements could have a material adverse effect on our business, operating results and financial condition. We will use capital expenditures primarily to increase capacity at our two existing manufacturing facilities, to make process and productivity improvements, to complete a plastic processing facility at our Winchester, Virginia plant and to complete the site acquisition and begin engineering work for a planned third manufacturing facility near Knoxville, Tennessee. The actual amount and timing of our future capital requirements may differ materially from our estimates, depending on the demand for Trex and as a result of new market developments and opportunities. We may determine that it is necessary or desirable to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase our level of indebtedness, while equity financing may dilute the ownership of our stockholders. We cannot be sure as to whether, or as to the terms on which, we will be able to obtain this financing.

   Our sales depend on a small number of significant distributors.

   Our total net sales to our five largest wholesale distributors accounted for approximately 75% of our net sales in 2000. Our contracts with these distributors are terminable by the distributors upon notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations. Such a disruption could have a material adverse effect on our business, operating results and financial condition.

   We face highly competitive conditions in the decking market.

   The residential and commercial decking market in which we principally operate is highly competitive. Our failure to compete successfully in this market could have a material adverse effect on our business, operating results and financial condition. As a wood/plastic composite product, Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking. The primary competition for Trex is wood decking, which we estimate accounted for approximately 95% of 1999 decking sales when measured by board feet of lumber. The conventional lumber suppliers with which we compete have established ties, in many cases, to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives which are competitive with Trex.

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

   Our principal stockholders have a controlling influence over our business.

   Our four principal stockholders beneficially own approximately 56% of our outstanding common stock. As a result, these stockholders will collectively be able to exercise control over our business and affairs by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval.

Item 2. Properties

   We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 10,200 square feet of office space, on a month-to-month basis. We have entered into a long-term lease for approximately 40,000 square feet of office space in Winchester which will serve as our new headquarters. We expect to occupy this facility in the third quarter of 2001.

   We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. These buildings include our first manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which will contain approximately 150,000 square feet of space upon its expected completion in the second quarter of 2001. We own the site and plant of our manufacturing facility in Fernley, Nevada, which contains approximately 250,000 square feet of manufacturing space, including an 100,000 square foot addition completed in 2000, and approximately 30 acres of outside open storage.

   We lease a total of approximately 658,000 square feet of storage warehouse space under leases with expiration dates from 2001 to 2015.

   The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2000, we operated approximately 100 wood trailers and approximately 50 forklift trucks under operating leases.

   We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2000, we spent a total of $60.1 million on capital expenditures, including $39.3 million for process improvements, equipment and machinery to increase our production capacity. We estimate that our capital expenditures in 2001 will total approximately $33 million, most of which will be used to increase capacity at our two existing manufacturing facilities, to make process and productivity improvements, to complete a plastic processing facility at our Winchester, Virginia plant and to complete the site acquisition and begin engineering work for a planned third manufacturing facility near Knoxville, Tennessee.

Item 3. Legal Proceedings

   Our operating subsidiary, TREX Company, LLC, filed a lawsuit on March 2, 1999 against a former distributor to collect unpaid invoices. The defendant filed its response on July 30, 1999 and, in a counterclaim, alleged that TREX Company, LLC had made various misrepresentations which resulted in, among other items, loss of business and loss of reputation. On November 16, 2000, the Circuit Court of Frederick County, Virginia, dismissed the entire case with prejudice after TREX Company, LLC recovered all amounts of its outstanding invoices from the former distributor.

   From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to our security holders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock has been listed on the New York Stock Exchange under the symbol "TWP" since April 8, 1999. The table below shows the reported high and low quarterly sale prices of our common stock on the NYSE composite tape since that date:

   2000                                                      High      Low
   ----                                                     -----     ----
   First Quarter........................................... $ 42      $24 1/4
   Second Quarter..........................................  53 5/8    32 1/4
   Third Quarter...........................................  58 15/16  27 1/16
   Fourth Quarter..........................................  46 1/4    20 5/16

   1999                                                      High      Low
   ----                                                     -----     ----
                                                            $ 26
   Second Quarter (from April 8)...........................  5/8      $ 10
   Third Quarter...........................................  29 3/8    19 1/4
   Fourth Quarter..........................................  32 1/2    22 15/16

   As of December 31, 2000, there were approximately 180 holders of record of our common stock.

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

Item 6. Selected Financial Data

   The following table presents selected financial data as of December 31, 1996, 1997, 1998, 1999 and 2000, for the periods from January 1, 1996 to August 28, 1996 and from August 29, 1996 to December 31, 1996, and for the four years ended December 31, 2000.

  . The selected financial data as of December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000 are derived from our audited consolidated financial statements appearing elsewhere in this report.

  . The selected financial data as of December 31, 1996, 1997 and 1998 and for the period from August 29, 1996 to December 31, 1996 and the year ended December 31, 1997 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors.

  . The selected financial data for the period from January 1, 1996 to August 28, 1996 are derived from the financial statements of the Composite Products Division of Mobil Oil Corporation, the company's predecessor, which have been audited by Ernst & Young LLP, independent auditors.

   The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

                               The
                          Predecessor(1)                      The Company(2)
                          -------------- --------------------------------------------------------------
                                         Aug. 29,
                           Jan. 1, 1996   1996 to               Year Ended Dec. 31,
                           to Aug. 28,   Dec. 31,   ----------------------------------------------
                               1996        1996        1997        1998        1999        2000
                          -------------- ---------  ----------  ----------  ----------  ----------
                                     (In thousands, except per share and unit data)
Statement of Operations
 Data:
Net sales(3)............     $18,071     $   5,708  $   34,137  $   49,167  $   77,570  $  117,568
Cost of sales(3)........       9,188         3,481      16,774      25,305      37,707      61,852
                             -------     ---------  ----------  ----------  ----------  ----------
Gross profit............       8,883         2,227      17,363      23,862      39,863      55,716
Selling, general and
 administrative
 expenses...............       5,508         2,558       8,992      12,878      18,370      23,830
                             -------     ---------  ----------  ----------  ----------  ----------
Income (loss) from
 operations.............       3,375          (331)      8,371      10,984      21,493      31,886
Interest expense, net...          --           934       2,777       2,526       1,476         902
                             -------     ---------  ----------  ----------  ----------  ----------
Income (loss) before
 income taxes and
 extraordinary item.....       3,375        (1,265)      5,594       8,458      20,017      30,984
Income taxes............          --            --          --          --       7,281      11,682
                             -------     ---------  ----------  ----------  ----------  ----------
Income (loss) before
 extraordinary item.....       3,375        (1,265)      5,594       8,458      12,736      19,302
Extraordinary loss on
 the early
 extinguishment of debt,
 net....................          --            --          --          --      (1,056)         --
                             -------     ---------  ----------  ----------  ----------  ----------
Net income (loss).......     $ 3,375     $  (1,265) $    5,594  $    8,458  $   11,680  $   19,302
                             =======     =========  ==========  ==========  ==========  ==========
Basic (loss) earnings
 per share..............                 $   (0.15) $     0.55  $     0.85  $     0.90  $     1.37
                                         =========  ==========  ==========  ==========  ==========
Weighted average basic
 shares outstanding.....                 9,500,000   9,500,000   9,500,000  12,848,571  14,129,652
                                         =========  ==========  ==========  ==========  ==========
Historical income before
 income tax expense(4)..                            $    5,594  $    8,458  $   20,017
Pro forma income tax
 expense(4)
 (unaudited)............                                 2,126       3,214       7,606
                                                    ----------  ----------  ----------
Pro forma net income(4)
 (unaudited)............                            $    3,468  $    5,244  $   12,411
                                                    ----------  ----------  ----------
Pro forma net income per
 share, basic(4)
 (unaudited)............                            $     0.32  $     0.55  $     0.97
                                                    ==========  ==========  ==========
Historical income from
 operations(5)..........                            $    8,371  $   10,984  $   21,493
Supplemental pro forma
 interest income
 (expense), net(5)......                                   150         249        (691)
Supplemental pro forma
 income tax expense(5)..                                 3,238       4,269       7,905
                                                    ----------  ----------  ----------
Supplemental pro forma
 net income(5)..........                            $    5,283  $    6,964  $   12,897
                                                    ==========  ==========  ==========
Supplemental pro forma
 weighted average basic
 shares outstanding(5)..                            14,115,450  14,115,450  14,117,297
                                                    ==========  ==========  ==========
Supplemental pro forma
 basic earnings per
 share(5)...............                            $     0.37  $     0.49  $     0.91
                                                    ==========  ==========  ==========
Cash Flow Data:
Cash flow (used in) from
 operating activities...     $ 2,848     $    (222) $    6,521  $   12,228  $   21,405  $   15,407
Cash flow (used in)
 investing activities...      (3,708)      (30,253)     (3,252)    (17,140)    (29,369)    (60,114)
Cash flow (used in) from
 financing activities...         860        34,216      (5,010)      4,112       6,764      44,707

Other Data (unaudited):
EBITDA(6)...............     $ 4,492     $     527  $   11,013  $   14,098  $   25,937  $   38,755

                                                 The Company(2)
                                    ------------------------------------------
                                               As of December 31,
                                    ------------------------------------------
                                     1996    1997    1998     1999      2000
                                    ------- ------- -------  -------  --------
                                                 (In thousands)
Balance Sheet Data:
Cash and cash equivalents.......... $ 3,741 $ 2,000 $ 1,200  $    --  $     --
Working capital....................   3,974   4,156  (3,193)  (4,181)   13,696
Total assets.......................  36,561  37,229  51,611   79,303   156,595
Total debt.........................  29,250  26,250  33,063   16,937    61,399
Total members'/stockholders'
 equity............................   3,950   7,534  13,291   49,401    69,041

--------
(1) Through August 28, 1996, the company was a business unit of a subsidiary of Mobil, which is referred to as the "predecessor." For the periods shown, the predecessor was included in the consolidated tax return of its parent and, accordingly, no tax provision was provided. Historical, pro forma and supplemental basic earnings per share have been omitted for the predecessor periods, since the operations for these periods were a component of Mobil.
(2) On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the predecessor for a purchase price of approximately $29.5 million. TREX Company, LLC had no operations before this date. On April 7, 1999, Trex Company, Inc. acquired all of the membership interests of TREX Company, LLC in a series of transactions referred to as the "reorganization." On April 13, 1999, Trex Company, Inc. completed an initial public offering of its common stock. The "company" refers to TREX Company, LLC through April 7, 1999 and to Trex Company, Inc. thereafter. Before the reorganization, the company was taxed as a partnership and accordingly did not record a provision for income taxes. After the reorganization, the company is taxed as a corporation and has provided for federal and state taxes at a combined effective rate of 38%. Weighted average shares outstanding assumes that the 9,500,000 shares of common stock outstanding immediately after the reorganization were outstanding for all periods through April 7, 1999, that 13,500,000 shares were outstanding through May 2, 1999, that 14,115,450 shares were outstanding through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.
(3) The company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This consensus requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. Sales and costs of sales for 1998, 1999 and 2000 have been reclassified to conform to this new rule. The information required to reclassify shipping and handling in sales and cost of sales for the period from January 1, 1996 to August 28, 1996, the period from August 29, 1996 to December 31, 1996 and for the year ended December 31, 1997 is not readily available and, accordingly, these amounts have not been reclassified to conform with this consensus. See Note 2 to the consolidated financial statements included elsewhere in this report for more information.
(4) Pro forma income taxes and net income assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and exclude one-time charges relating to the reorganization and initial public offering, including (a) a net deferred tax liability of approximately $2.6 million and (b) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Pro forma earnings per share assume the same number of shares outstanding as indicated in note (2) above.
(5) Supplemental pro forma interest income (expense), income taxes and net income (a) exclude interest expense of $2.9 million, $2.8 million and $.8 million in 1997, 1998 and 1999, respectively, related to debt that was repaid with a portion of the net proceeds of the initial public offering,
    (b) assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and (c) exclude one-time charges relating to the reorganization and initial public offering, including a net deferred tax liability of approximately $2.6 million and a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Supplemental pro forma shares outstanding assumes that the 14,115,450 shares outstanding after the initial public offering were outstanding for all periods through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.
(6) Consists of income (loss) from operations plus depreciation and amortization. EBITDA is presented because it is a commonly used measure of performance by the financial community. Although management believes EBITDA is a useful measure of the company's performance, EBITDA should not be considered an alternative to net income (loss) as a measure of operating performance or to cash provided by (used for) operating activities as a measure of liquidity. In addition, this measure of EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Net sales consists of sales and freight, net of returns and discounts. The company has experienced net sales growth each year since it began operations in 1992. The increase in net sales is primarily attributable to the growth in sales volume. The company's branding and product differentiation strategy enables the company both to command premium prices and to maintain price stability for Trex. Prices for Trex over the last three years have increased at a compound annual growth rate of approximately 5.6%.

   From time to time since 1992, customer demand for Trex has exceeded the company's manufacturing capacity. The constraints on the company's capacity in these periods have limited the rate of the company's net sales growth. Such constraints substantially ended during the third quarter of 2000.

   The company's cost of sales consists of raw material costs, direct labor costs, manufacturing costs, including depreciation, and freight. In the last three years, the cost of raw materials has increased an average of approximately 7.6% annually. Almost all of the increases were attributable to higher costs of polyethylene and waste wood fiber, including shipping costs. The positive effect on cost of sales in 2000 of productivity gains from the company's investment in manufacturing process improvements and the addition of production lines was offset by increases in raw material and direct labor costs. Production line rates have increased over 200% since 1992 and the number of production lines has increased from one line in 1992 to 13 lines in 2000.

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

Results of Operations

   The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            1998   1999   2000
                                                            -----  -----  -----
   Net sales............................................... 100.0% 100.0% 100.0%
   Cost of sales...........................................  51.5   48.6   52.6
                                                            -----  -----  -----
   Gross profit............................................  48.5   51.4   47.4
   Selling, general and administrative expenses............  26.2   23.7   20.3
                                                            -----  -----  -----
   Income from operations..................................  22.3   27.7   27.1
   Interest expense, net...................................   5.1    1.9    0.8
                                                            -----  -----  -----
   Income before taxes and extraordinary item..............  17.2   25.8   26.4
   Income taxes(1).........................................    --    9.4    9.9
                                                            -----  -----  -----
   Income before extraordinary item........................  17.2   16.4   16.4
   Extraordinary loss, net of taxes........................    --    1.4     --
                                                            -----  -----  -----
   Net income..............................................  17.2%  15.1%  16.4%
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

 2000 Compared to 1999

   Net Sales. Net sales increased 51.6% to $117.6 million in 2000 from $77.6 million in 1999. The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 7.3%. Production line rate increases and the addition of two production lines during 2000 significantly increased the company's production capacity. To stimulate demand for Trex and continue its brand name development, the company increased expenditures on cable television advertising and emphasized incentive sales programs instituted in 2000. The number of dealer outlets increased from approximately 2,000 at December 31, 1999 to approximately 2,600 at December 31, 2000.

   Cost of Sales. Cost of sales increased 64.0% to $61.9 million in 2000 from $37.7 million in 1999. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales increased to 52.6% in 2000 from 48.6% in 1999. The increase principally reflected higher raw material costs, which were partially offset by operating efficiencies from improved production line rates.

   Gross Profit. Gross profit increased 39.8% to $55.7 million in 2000 from $39.9 million in 1999, reflecting the higher sales volume in 2000. Gross profit as a percentage of net sales decreased to 47.4% in 2000 from 51.4% in 1999.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 29.7% to $23.8 million in 2000 from $18.4 million in 1999. The increase was primarily attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 17.0% to $8.1 million in 2000 from $6.9 million in 1999. The increase in corporate personnel, the upgrading of accounting and other systems to support growth, and management bonuses contributed to a 40.1% increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 20.3% in 2000 from 23.7% in 1999.

   Interest Expense. Net interest expense decreased 38.9% to $0.9 million in 2000 from $1.5 million in 1999. The decrease resulted from the capitalization of $1.1 million of interest during 2000 that was incurred in connection with financing the company's production capacity expansion activities.

   Provision for Income Taxes. For all periods through April 7, 1999, the company was taxed as a partnership for federal and state income tax purposes and, accordingly, did not record an income tax provision. In connection with the reorganization, and its conversion to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code, the company recorded a one-time deferred tax charge of $2.6 million. For all periods subsequent to April 7, 1999, the company has provided for federal and state taxes at a combined effective rate of approximately 38%.

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

 1999 Compared to 1998

   Net Sales. Net sales increased 57.8% to $77.6 million in 1999 from $49.2 million in 1998. The increase in net sales was primarily attributable to a growth in sales volume and, to a lesser extent, a price increase of approximately 5.7%. Production line rate increases and the addition of four production lines during 1999 significantly increased the company's production capacity. To stimulate demand for Trex and continue its brand name development, the company increased expenditures on cable television advertising and instituted incentive sales programs in 1999. The number of dealer outlets remained at approximately 2,000 at both December 31, 1998 and December 31, 1999.

   Cost of Sales. Cost of sales increased 49.0% to $37.7 million in 1999 from $25.3 million in 1998. All components of cost of sales increased to support the higher level of sales activity. Cost of sales as a percentage of net sales decreased to 48.6% in 1999 from 51.5% in 1998. The decline principally reflected operating efficiencies from improved production line rates.

   Gross Profit. Gross profit increased 67.1% to $39.9 million in 1999 from $23.9 million in 1998, reflecting the higher sales volume in 1999. Gross profit as a percentage of net sales increased to 51.4% in 1999 from 48.5% in 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 42.6% to $18.4 million in 1999 from $12.9 million in 1998. The increase was primarily attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 44.8% to $6.9 million in 1999 from $4.8 million in 1998. The increase in corporate personnel, the upgrading of accounting and other systems to support growth, and the expenses associated with being a publicly traded company contributed to a 62.0% increase in general and administrative expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 23.7% in 1999 from 26.2% in 1998.

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

   The company's cash flow from operating activities was $12.2 million in 1998, $21.4 million in 1999 and $15.4 million in 2000. Higher sales volume accounted for the significant increases in cash flows in 1998 and 1999. The effect of a higher sales volume in 2000 was more than offset by increases in receivables, as the company offered some distributors extended payment terms in the fourth quarter of 2000 to facilitate the addition of new distributors and the introduction on a national basis of the newest Trex color, Madeira. In addition, the company increased inventories in anticipation of continued sales growth in 2001. An increase in trade accounts payable, resulting from the company's increased operating activities and capital expenditures, had a positive effect on cash flow from operating activities in 2000.

   The company's total assets increased from $79.3 million at December 31, 1999 to $156.6 million at December 31, 2000. Most of this increase was attributable to an increase of $54.1 million in property, plant and equipment, net. During 2000, the company purchased additional land and a mixed-use building adjacent to its existing Winchester, Virginia facility and began construction of a second manufacturing facility on the additional land. The company also completed the expansion of its existing manufacturing plant in its Fernley, Nevada facility and added three production lines, of which two were operating at year-end.

   The company currently maintains two revolving credit facilities which together provide for borrowings of up to $90.0 million for working capital and other general corporate purposes. Amounts drawn under the two facilities bear interest at an annual rate equal to LIBOR plus 1.00%. Of borrowings under the first facility, $25.0 million will be payable on September 30, 2001 and all remaining outstanding amounts will be payable on June 30, 2003. The $15.0 million second facility, which became effective on January 31, 2001, will mature on April 30, 2001. At December 31, 2000, borrowings of $44.7 million were outstanding under the first facility and no borrowings were outstanding under the second facility. The Company intends to use borrowings under the two facilities primarily to finance the company's expansion activities.

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

   The company financed its acquisition of the site for its Fernley, Nevada facility in December 1998 in part with a $2.1 million loan which was payable in September 1999. The company partially financed construction of the facility with proceeds of $4.6 million under a construction loan which was payable in November 1999. The site acquisition and construction loans accrued interest at an annual rate of 7.50%. The company refinanced both loans on September 30, 1999 with a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual rate of 7.90%.

   In May 2000, the company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. On August 14, 2000, the company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. An interest rate swap agreement effectively fixes the interest rate on this loan at an annual rate of 8.10%.

   On October 3, 2000, the company purchased an additional 11.83 acres of land adjacent to its existing Winchester, Virginia manufacturing facility. The company financed the purchase through borrowings under its revolving credit facility.

   As of December 31, 2000, the company's long-term indebtedness, excluding the revolving credit facility, was $16.7 million, with an overall weighted average interest rate of 7.75%.

   Expansion of the company's production capacity will require significant capital expenditures. The company currently estimates that its aggregate capital requirements in 2001 will total approximately $33 million. Of this amount, we will use approximately $13 million to increase capacity at our two existing manufacturing facilities, approximately $5 million to make process and productivity improvements, approximately $5 million to complete a plastic processing facility at the company's existing Winchester, Virginia facility, and $2.0 million to complete the site acquisition and begin engineering work for the company's planned third manufacturing facility near Knoxville, Tennessee. The company believes that cash flow from operations and borrowings expected to be available under the company's credit agreements will provide sufficient funds to enable the company to fund its capital expenditures and expand its business as currently planned for at least the next 12 months. The actual amount and timing of the company's future capital requirements may differ materially from the company's estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company's level of indebtedness, while equity financing may dilute the ownership of the company's stockholders. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Inflation

   Inflation did not have a material impact on the company's operating results in 1998, 1999 or 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The company's major market risk exposure is to changing interest rates. The company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in interest rates on its floating-rate debt, substantially all of which is based on LIBOR. At December 31, 2000, the company had effectively capped its interest rate exposure at approximately 7.7% on approximately $16.7 million of its floating-rate debt through 2015. For additional information, see note 6 to the company's consolidated financial statements appearing elsewhere in this report.

Item 8. Financial Statements and Supplementary Data

   The financial statements listed in Item 14 are filed as part of this report and appear on pages F-2 through F-19.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The table below sets forth information concerning our directors and executive officers:

          Name            Age                     Positions with Company
          ----            ---                     ----------------------
Robert G. Matheny.......   55 President, Director
Anthony J. Cavanna......   61 Executive Vice President and Chief Financial Officer, Director
Andrew U. Ferrari.......   54 Executive Vice President of Sales and Marketing, Director
Roger A. Wittenberg.....   52 Executive Vice President of Technical Operations and
                               Materials Sourcing, Director
Harold F. Monahan.......   55 Senior Vice President of Manufacturing and Distribution
William H. Martin, III..   70 Director
William F. Andrews......   69 Director
Patricia B. Robinson....   48 Director

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

   Roger A. Wittenberg has served as the Vice President of Technical Operations and Materials Sourcing of TREX Company, LLC since August 1996 and as Executive Vice President of Technical Operations and Materials Sourcing and a director of the company since September 1998. Mr. Wittenberg also serves as a director of Elite Textiles Ltd., a textile manufacturer. From May 1992 to August 1996, he was the Technical Manager of the Composite Products Division of Mobil Chemical. Mr. Wittenberg founded Rivenite Corporation in 1987 and was its Chief Executive Officer until April 1992, when Mobil Chemical acquired the assets of Rivenite Corporation. Before 1987, Mr. Wittenberg founded and operated three companies in the textile, food and animal feed supplements industries. Mr. Wittenberg received a B.S. degree in Chemistry from High Point College.

   Harold F. Monahan has served as the Senior Vice President for Manufacturing and Distribution of TREX Company, LLC and the company since October 2000. From 1999 to 2000, he served as Operations Manager for North American Operations of Exxon Mobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil in 1999, Mr. Monahan served as Logistics Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil's petroleum products throughout North America. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations, Mr. Monahan received a B.S. degree in Economics from St. Norbert College.

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

   William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Scovill Fasteners, Inc., a designer, manufacturer and distributor of apparel fasteners and specialty industrial fasteners, since 1996. Mr. Andrews has been a director and Chairman of Northwestern Steel and Wire Co. since 1998 and a director and Chairman of Corrections Corporation of America since 2000. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1981 to 1986, Mr. Andrews served as the Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years. From 1995 to 1998, he served as the Chairman of Schrader-Bridgeport International, Inc., a manufacturer of tire valves and pressure control devices. From 1993 to 1995, Mr. Andrews served as Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From 1992 to 1994, he served as Chairman of Utica Corporation, a manufacturer of fan blades for aerospace and land-based gas turbine engines. From 1986 to 1989, Mr. Andrews served as President, Chairman and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation, Johnson Controls, Inc., Katy Industries, Inc. and Navistar, Inc.

   Patricia B. Robinson has served as a director of the company since November 2000. Ms. Robinson is an independent consultant and in 2000 served as Interim Operating Officer of TruckBay.com, an Internet distributor of heavy duty truck parts. From 1994 to 1998, she served as President of Mead School and Office Products, the consumer products division of Mead Corporation. From 1977 to 1994, Ms. Robinson served in a variety of other positions with Mead Corporation, including Vice President of Corporate Strategy and Planning, President of Gilbert Paper, which makes premium correspondence papers, Plant Manager of a specialty machinery facility and Product Manager for new packaging product introductions. Ms. Robinson received a B.A. degree in economics from Duke University and an M.B.A. degree from the Darden School at the University of Virginia.

   Other information responsive to this Item 10 is incorporated herein by reference to the company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 11. Executive Compensation

   Information responsive to this Item 11 is incorporated herein by reference to the company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information responsive to this Item 12 is incorporated herein by reference to the company's definitive proxy statement for its 2001 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

   Information responsive to this Item 13 is incorporated herein by reference to the company's definitive proxy statement for its 2001 annual meeting of stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) The following documents are filed as part of this report:

   1. Financial Statements

   The following financial statements of the company appear on pages F-2 through F-19 of this report and are incorporated by reference in Part II, Item 8:

     Report of Independent Auditors
     Consolidated Financial Statements
      Consolidated Balance Sheets-December 31, 1999 and 2000
      Consolidated Statements of Operations for the three years ended December 31, 2000
      Consolidated Statements of Changes in Members'/Stockholders' Equity for the three years ended
      December 31, 2000
      Consolidated Statements of Cash Flows for the three years ended December 31, 2000
      Notes to Consolidated Financial Statements

   All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

   2. Exhibits

   3.1 Restated Certificate of Incorporation of Trex Company, Inc. (the
       "Company"). Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

   3.2 Amended and Restated By-Laws of the Company. Filed herewith.

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

  10.3 Trex Company, Inc. 1999 Incentive Plan for Outside Directors, as amended. Filed herewith.

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

 10.11 Second Amendment to Amended and Restated Credit Agreement, dated April
       27, 2000, made by TREX Company, LLC and Trex Company, Inc. in favor of
       First Union National Bank. Filed as Exhibit 10.1 to the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 and incorporated herein by reference.

 10.12 Third Amendment to Amended and Restated Credit Agreement, dated June 30,
       2000, made by TREX Company, LLC and Trex Company, Inc. in favor of First
       Union National Bank. Filed as Exhibit 10.1 to the Company's Quarterly
       Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

 10.13 Fourth Amendment to Amended and Restated Credit Agreement, dated October
       27, 2000, made by TREX Company, LLC and Trex Company, Inc. in favor of
       First Union National Bank. Filed as Exhibit 10.1 to the Company's
       Quarterly Report on Form 10-Q for the quarterly period ended September
       30, 2000 and incorporated herein by reference.

 10.14 Financing Agreement, dated January 31, 2001, between TREX Company, LLC and Bank of America, N.A. Filed herewith.

 10.15 Guaranty of Payment Agreement, dated January 31, 2001, between the
       Company and Bank of America, N.A. Filed herewith.

 10.16 Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space,
       LLC. Filed herewith.

 21    Subsidiaries of the Company. Filed herewith.

 23    Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.

                               TREX COMPANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................ F-2
Consolidated Financial Statements
 Consolidated Balance Sheets-December 31, 1999 and 2000................... F-3
 Consolidated Statements of Operations for the three years ended December
  31, 2000................................................................ F-4
 Consolidated Statements of Changes in Members'/Stockholders' Equity for
  the three years ended December 31, 2000................................. F-5
 Consolidated Statements of Cash Flows for the three years ended December
  31, 2000................................................................ F-6
 Notes to Consolidated Financial Statements............................... F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Trex Company, Inc.

   We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the "Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, members'/ stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

McLean, Virginia,
February 7, 2001

                               TREX COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                       ------------------------
                                                          1999         2000
ASSETS                                                 ----------- ------------
Current Assets:
  Cash and cash equivalents........................... $        -- $         --
  Trade accounts receivable...........................   1,266,000   10,582,000
  Inventories.........................................   8,668,000   23,017,000
  Prepaid expenses and other assets...................   1,057,000      689,000
  Deferred income taxes...............................     360,000      478,000
                                                       ----------- ------------
    Total current assets..............................  11,351,000   34,766,000
                                                       ----------- ------------
Property, plant and equipment, net....................  59,489,000  113,635,000
Intangible assets, net................................   8,252,000    7,544,000
Other.................................................     211,000      650,000
                                                       ----------- ------------
    Total Assets...................................... $79,303,000 $156,595,000
                                                       =========== ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade accounts payable.............................. $ 6,416,000 $ 17,082,000
  Accrued expenses....................................   1,737,000    2,053,000
  Income taxes payable................................     117,000      574,000
  Other current liabilities...........................   1,163,000      664,000
  Line of credit......................................   5,714,000           --
  Current portion of long-term debt...................     385,000      697,000
                                                       ----------- ------------
    Total current liabilities.........................  15,532,000   21,070,000
Deferred income taxes.................................   3,532,000    5,782,000
Line of credit........................................          --   44,748,000
Long-term debt........................................  10,838,000   15,954,000
                                                       ----------- ------------
    Total Liabilities.................................  29,902,000   87,554,000
                                                       ----------- ------------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 3,000,000 shares
   authorized; none issued and outstanding............          --           --
  Common stock, $0.01 par value, 40,000,000 shares
   authorized; 14,120,572 and 14,135,060 shares issued
   and outstanding at December 31, 1999 and 2000,
   respectively.......................................     141,000      141,000
  Additional capital..................................  40,992,000   41,330,000
  Retained earnings...................................   8,268,000   27,570,000
                                                       ----------- ------------
    Total stockholders' equity........................  49,401,000   69,041,000
                                                       ----------- ------------
    Total Liabilities and Stockholders' Equity........ $79,303,000 $156,595,000
                                                       =========== ============

                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Years Ended December 31,
                                        --------------------------------------
                                           1998         1999          2000
                                        -----------  -----------  ------------
Net sales.............................. $49,167,000  $77,570,000  $117,568,000
Cost of sales..........................  25,305,000   37,707,000    61,852,000
                                        -----------  -----------  ------------
Gross profit...........................  23,862,000   39,863,000    55,716,000
Selling, general, and administrative
 expenses..............................  12,878,000   18,370,000    23,830,000
                                        -----------  -----------  ------------
Income from operations.................  10,984,000   21,493,000    31,886,000
Interest income........................     411,000       83,000         5,000
Interest (expense).....................  (2,937,000)  (1,559,000)     (907,000)
                                        -----------  -----------  ------------
Income before income taxes and
 extraordinary item....................   8,458,000   20,017,000    30,984,000
Income taxes...........................          --    7,281,000    11,682,000
                                        -----------  -----------  ------------
Income before extraordinary item.......   8,458,000   12,736,000    19,302,000
Extraordinary loss on the early
 extinguishment of debt, net of
 $704,000 of income tax benefit........          --   (1,056,000)           --
                                        -----------  -----------  ------------
Net income............................. $ 8,458,000  $11,680,000  $ 19,302,000
                                        ===========  ===========  ============
Basic earnings per common share:
  Income before extraordinary item..... $      0.85  $      0.98  $       1.37
  Extraordinary item...................          --        (0.08)           --
                                        -----------  -----------  ------------
  Net income........................... $      0.85  $      0.90  $       1.37
                                        ===========  ===========  ============
Weighted average basic shares
 outstanding...........................   9,500,000   12,848,571    14,129,652
                                        ===========  ===========  ============
Diluted earnings per common share:
  Income before extraordinary item..... $      0.85  $      0.98  $       1.36
  Extraordinary item...................          --        (0.08)           --
                                        -----------  -----------  ------------
  Net income........................... $      0.85  $      0.90  $       1.36
                                        ===========  ===========  ============
Weighted average diluted shares
 outstanding...........................   9,500,000   12,892,784    14,179,475
                                        ===========  ===========  ============
  Pro Forma Data (unaudited, see Note
   12):
  Historical income before taxes and
   extraordinary item.................. $ 8,458,000  $20,017,000
  Pro forma income taxes...............  (3,214,000)  (7,606,000)
                                        -----------  -----------
  Pro forma net income................. $ 5,244,000  $12,411,000
                                        ===========  ===========
  Pro forma basic earnings per share... $      0.55  $      0.97
                                        ===========  ===========
  Pro forma weighted average basic
   common shares outstanding...........   9,500,000   12,848,571
                                        ===========  ===========
  Pro forma diluted earnings per
   share............................... $      0.55  $      0.96
                                        ===========  ===========
  Pro forma weighted average diluted
   common shares outstanding...........   9,500,000   12,892,784
                                        ===========  ===========

                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/ STOCKHOLDERS' EQUITY

                  For The Three Years Ended December 31, 2000

                                                                                       Undistributed
                                                                                          Income/
                              Preferred     Junior     Preferred  Common  Additional     Retained
                                Units        Units       Stock    Stock     Capital      Earnings        Total
                              ----------  -----------  --------- -------- -----------  -------------  ------------
Balance, December 31, 1997..  $3,000,000  $ 2,350,000   $    --  $     -- $        --  $  2,184,000   $  7,534,000
Net income..................          --           --        --        --          --     8,458,000      8,458,000
Distributions declared......          --           --        --        --          --      (405,000)      (405,000)
Tax distributions...........          --           --        --        --          --    (2,296,000)    (2,296,000)
                              ----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31, 1998..   3,000,000    2,350,000        --        --          --     7,941,000     13,291,000
Net income..................          --           --        --        --          --    11,680,000     11,680,000
Preferred redemption........  (3,000,000)          --        --        --          --      (115,000)    (3,115,000)
Common distributions........          --   (2,350,000)       --        --          --   (11,238,000)   (13,588,000)
Reorganization..............          --           --        --    95,000     (95,000)           --             --
Initial public offering.....          --           --        --    46,000  41,009,000            --     41,055,000
Employee stock purchase
 plan.......................          --           --        --        --      78,000            --         78,000
                              ----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31, 1999..          --           --        --   141,000  40,992,000     8,268,000     49,401,000
Net income..................          --           --        --        --          --    19,302,000     19,302,000
Employee stock purchase and
 options plans..............          --           --        --        --     245,000            --        245,000
Tax benefit of stock
 options....................          --           --        --        --      93,000            --         93,000
                              ----------  -----------   -------  -------- -----------  ------------   ------------
Balance, December 31, 2000..  $       --  $        --   $    --  $141,000 $41,330,000  $ 27,570,000   $ 69,041,000
                              ==========  ===========   =======  ======== ===========  ============   ============

                See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year ended December 31,
                                      ----------------------------------------
                                          1998          1999          2000
                                      ------------  ------------  ------------
Operating Activities
Net income..........................  $  8,458,000  $ 11,680,000  $ 19,302,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary loss on early
   prepayment of debt...............            --     1,760,000            --
  Deferred income taxes.............            --     3,172,000     2,132,000
  Tax benefit of stock options......            --            --        93,000
  Depreciation and amortization.....     3,164,000     4,457,000     6,869,000
  Loss on disposal of property,
   plant and equipment..............       187,000       157,000        18,000
  Changes in operating assets and
   liabilities:
    Trade accounts receivable.......       977,000    (1,232,000)   (9,316,000)
    Inventories.....................    (1,532,000)   (2,661,000)  (14,349,000)
    Prepaid expenses and other
     assets.........................      (558,000)     (384,000)     (282,000)
    Trade accounts payable..........     1,096,000     3,839,000    10,666,000
    Accrued expenses................       287,000       651,000       316,000
    Income taxes payable............            --       117,000       457,000
    Other...........................       149,000      (151,000)     (499,000)
                                      ------------  ------------  ------------
Net cash provided by operating
 activities.........................    12,228,000    21,405,000    15,407,000
                                      ------------  ------------  ------------
Investing Activities
Expenditures for property, plant and
 equipment..........................   (17,140,000)  (29,369,000)  (60,114,000)
                                      ------------  ------------  ------------
Net cash used in investing
 activities.........................   (17,140,000)  (29,369,000)  (60,114,000)
                                      ------------  ------------  ------------


Financing Activities
Borrowings under mortgages and
 notes..............................     6,886,000    11,298,000     5,940,000
Principal payments under mortgages
 and notes..........................       (73,000)  (34,678,000)     (512,000)
Borrowings under line of credit.....       162,000    10,793,000    57,249,000
Principal payments under line of
 credit.............................      (162,000)   (5,079,000)  (18,215,000)
Proceeds from initial public
 offering...........................            --    41,055,000            --
Proceeds from employee stock
 purchase and option plans..........            --        78,000       245,000
Preferred distributions paid........      (405,000)   (3,115,000)           --
Common distributions paid...........    (2,296,000)  (13,588,000)           --
                                      ------------  ------------  ------------
Net cash provided by financing
 activities.........................     4,112,000     6,764,000    44,707,000
                                      ------------  ------------  ------------
Net decrease in cash and cash
 equivalents........................      (800,000)   (1,200,000)           --
Cash and cash equivalents at
 beginning of year..................     2,000,000     1,200,000            --
                                      ------------  ------------  ------------
Cash and cash equivalents at end of
 year...............................  $  1,200,000  $         --  $         --
                                      ============  ============  ============

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

                               TREX COMPANY, INC.

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

      Machinery and equipment.......................................... 11 years
      Furniture and equipment.......................................... 10 years
      Forklifts and tractors...........................................  5 years
      Data processing equipment........................................  5 years

   Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

 Intangible Assets

   Intangible assets consist of goodwill representing the excess of cost over net assets acquired resulting from the purchase of the Mobil Composite Products Division. Goodwill is amortized using the straight line method over a period of 15 years.

                               TREX COMPANY, INC.

   The Company assesses long-lived assets including intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value less disposal costs, with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques including discounted cash flow.

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

Research and Development Costs

   Research and development costs are expensed as incurred. For the years ended December 31, 1998, 1999 and 2000, research and development costs were approximately $946,000, $1,238,000 and $1,440,000, respectively.

Advertising Costs

   Branding costs including advertising are expensed as incurred. For the years ended December 31, 1998, 1999 and 2000, branding costs were approximately $4,775,000, $6,915,000 and $8,092,000, respectively.

                               TREX COMPANY, INC.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Statements

   The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and other current liabilities, and long term debt to approximate the fair value of the respective assets and liabilities at December 31, 1999 and 2000.

Recent Pronouncements

   The Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This rule requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the Company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. The effect of this reclassification was to increase net sales and cost of sales by approximately $2.3 million in 1998, $3.2 million in 1999, and $3.0 million in 2000. This reclassification had no effect on net income in any period.

   Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company's use of derivatives is currently limited to interest rate swaps on its floating rate mortgage debt. The Company estimates that the transition adjustment to implement this new standard will increase liabilities by approximately $800,000 with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $500,000, net of tax).

3. INVENTORIES

   Inventories consist of the following as of December 31:

                                                             1999       2000
                                                          ---------- -----------
   Finished goods........................................ $7,599,000 $19,523,000
   Raw materials.........................................  1,069,000   3,494,000
                                                          ---------- -----------
                                                          $8,668,000 $23,017,000
                                                          ========== ===========

                               TREX COMPANY, INC.

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following as of December 31:

                                                         1999          2000
                                                      -----------  ------------
   Building and improvements......................... $12,505,000  $ 18,893,000
   Machinery and equipment...........................  46,054,000    61,848,000
   Furniture and equipment...........................     417,000       753,000
   Forklifts and tractors............................     149,000       159,000
   Data processing equipment.........................     867,000     1,171,000
   Construction in process...........................   4,268,000    39,985,000
   Land..............................................   3,437,000     4,934,000
                                                      -----------  ------------
                                                       67,697,000   127,743,000
   Accumulated depreciation..........................  (8,208,000)  (14,108,000)
                                                      -----------  ------------
                                                      $59,489,000  $113,635,000
                                                      ===========  ============

   Depreciation expense for the years ended December 31, 1998, 1999 and 2000 totaled $2,280,000, $3,610,000, and $5,950,000, respectively.

5. INTANGIBLE ASSETS

   Intangible assets consist of the following as of December 31:

                                                          1999         2000
                                                       -----------  -----------
   Goodwill........................................... $10,609,000  $10,609,000
   Accumulated amortization...........................  (2,357,000)  (3,065,000)
                                                       -----------  -----------
                                                       $ 8,252,000  $ 7,544,000
                                                       ===========  ===========

   Amortization expense was $707,000 for each of the years ended December 31, 1998, 1999 and 2000.

6. DEBT

   The Company maintains a revolving credit facility with a bank that provides for borrowings of up to $75.0 million on an unsecured basis for working capital and general corporate purposes through September 30, 2001 and $50.0 million thereafter. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003. The facility agreement contains restrictive and financial covenants and is subject to a commitment fee on the unused balance. As of December 31, 1999 and 2000, $5,714,000 and $44,748,000, respectively, were outstanding under the revolving credit facility.

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

   In May 2000, the Company financed its purchase of a site adjacent to its existing Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to an interest rate swap, interest on this loan is payable at an annual rate of 8.10%.

                               TREX COMPANY, INC.

   In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of the Company's second manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an effective annual rate of 7.90%.

   During the year ended December 31, 1998, the Company borrowed $4,815,000 under two mortgages to fund, in part, the acquisition of the site of its second manufacturing facility and the site of its research and development facility. The mortgages provide for monthly amortization of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the mortgage dates. The mortgages bear interest at an annual rate equal to LIBOR plus 1.00%. The Company has entered into interest rate swap agreements, as discussed below, at the notional amounts of the amortizing principal balances, that effectively fix the interest rates paid by the Company at 7.12% and 6.80%, respectively.

   Long-term debt consists of the following as of December 31:

                                                          1999         2000
                                                       -----------  -----------
   Mortgage, due June 16, 2008, 7.12%................. $ 3,563,000  $ 3,404,000
   Mortgage, due November 28, 2008, 6.80%.............     991,000      948,000
   Mortgage, due September 30, 2014, 7.90%............   6,669,000    6,426,000
   Mortgage, due August 31, 2015, 8.10%...............          --    5,873,000
                                                       -----------  -----------
                                                        11,223,000   16,651,000
   Less current portion...............................    (385,000)    (697,000)
                                                       -----------  -----------
   Long-term debt..................................... $10,838,000  $15,954,000
                                                       ===========  ===========

   Maturities of long-term debt are as follows:

   Years ending December 31,
   -------------------------
     2001.......................................................... $   697,000
     2002..........................................................     752,000
     2003..........................................................     813,000
     2004..........................................................     879,000
     2005..........................................................     950,000
     Thereafter....................................................  12,560,000
                                                                    -----------
                                                                    $16,651,000
                                                                    ===========

   The mortgages are secured by the Company's various real estate holdings and are held by various financial institutions.

   The Company made interest payments in the aggregate amounts of approximately $2,875,000, $1,532,000 and $1,779,000 for the years ended December 31, 1998,
1999 and 2000, respectively. During 2000, the company capitalized approximately $1,143,000 of interest.

   During 1998, 1999 and 2000, the Company entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate mortgages. At December 31, 2000, the Company had four interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company's interest payments on its $3,780,000, $1,035,000, $6,728,000 and
$5,940,000 floating-rate mortgages due in June 2008, November 2008, September 2014 and August 2015 exceed (fall below) 7.12%, 6.80%, 7.90% and 8.10%, respectively. The Company has not incurred a premium or other fee for these interest-rate swap agreements. Payments received

                               TREX COMPANY, INC.

(made) as a result of the agreements are accrued as a reduction of (increase to) interest expense on the floating-rate mortgage debt. The notional amounts of these agreements correspond to the outstanding balances of the mortgage debt.

   The Company is exposed to credit loss in the event of nonperformance by the counter-party on interest-rate swap agreements, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is generally the unrealized gains, if any, in such agreements.

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

   Through the Company's employee stock purchase and option plans, 5,122 and 14,488 previously unissued shares of Common Stock were issued to employees and/or non-employee directors for a total of $78,000 and $245,000 during 1999 and 2000, respectively.

                               TREX COMPANY, INC.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                Year Ended December 31,
                                           ------------------------------------
                                              1998        1999         2000
                                           ----------  -----------  -----------
   Numerator:
     Income before extraordinary item....  $8,458,000  $12,736,000  $19,302,000
     Preferred dividends.................    (405,000)    (115,000)          --
                                           ----------  -----------  -----------
                                            8,053,000   12,621,000   19,302,000
     Extraordinary item..................          --   (1,056,000)          --
                                           ----------  -----------  -----------
     Net income available to common
      shareholders.......................  $8,053,000  $11,565,000  $19,302,000
                                           ==========  ===========  ===========
   Denominator:
     Denominator for basic earnings per
      share--weighted average shares
      outstanding........................   9,500,000   12,848,571   14,129,652
                                           ==========  ===========  ===========
   Basic earnings per share:
     Income before extraordinary item....  $     0.85  $      0.98  $      1.37
     Extraordinary item..................          --        (0.08)          --
                                           ----------  -----------  -----------
     Net income..........................  $     0.85  $      0.90  $      1.37
                                           ==========  ===========  ===========
   Denominator:
     Denominator for diluted earnings per
      share--weighted average shares
      outstanding........................   9,500,000   12,892,784   14,179,475
                                           ==========  ===========  ===========
   Diluted earnings per share:
     Income before extraordinary item....  $     0.85  $      0.98  $      1.36
     Extraordinary item..................          --        (0.08)          --
                                           ----------  -----------  -----------
     Net income..........................  $     0.85  $      0.90  $      1.36
                                           ==========  ===========  ===========

   The earnings per share amounts shown above for 1998 and 1999 have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in TREX Company, LLC. The diluted weighted average shares outstanding for 1999 and 2000 reflect the dilutive effect of the exercise of stock options outstanding.

   On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the "Plan"). The Plan authorizes the granting of options to purchase up to 1,400,000 shares of Common Stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the option grant date. Vesting of the options is determined by the Compensation Committee of the Board of Directors, with a maximum vesting period of 10 years.

                               TREX COMPANY, INC.

   Stock option activity from inception of the Plan through December 31, 2000 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                       Options     Per Share
                                                       -------  ----------------
   Outstanding March 12, 1999 (inception).............      --           --

   1999
     Granted.......................................... 111,160       $10.53
     Exercised........................................  (7,160)      $10.00
     Canceled.........................................      --           --
                                                       -------
   Outstanding at December 31, 1999................... 104,000       $10.53

   2000
     Granted.......................................... 141,358       $28.20
     Exercised........................................  (8,018)      $10.00
     Canceled......................................... (14,309)      $15.04
                                                       -------
   Outstanding at December 31, 2000................... 223,031       $21.27
                                                       =======
   Exercisable at December 31, 2000...................  29,494       $18.77
                                                       =======

   At December 31, 2000, the price range of options outstanding was as follows:

                                                 Average
                                      Weighted  Remaining              Weighted
                                      Average  Contractual             Average
                            Options   Exercise    Life       Options   Exercise
                          Outstanding  Price     (Years)   Exercisable  Price
                          ----------- -------- ----------- ----------- --------
   $10.00-19.99..........    85,029    $10.13      8.1       16,329     $10.17
    20.00-29.99..........   108,219     27.15      9.2       13,165      29.43
    30.00-39.99..........    28,138     30.63      9.7           --         --
    40.00 and over.......     1,645     50.00      9.5           --         --
                            -------                          ------
                            223,031     21.27      8.9       29,494      18.77

   The grant date weighted average fair value of options granted in 1999 and 2000 was $7.14 and $19.35, respectively. Options generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

   At December 31, 2000, 1,384,822 shares of Common Stock are reserved for issuance under the Plan.

   In accordance with SFAS 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000: risk-free interest rate of 6%; no dividends; and a weighted-average expected life of the options of approximately five years. A volatility factor of the expected market price of the Company's Common Stock of
 .551 and .810 was used for 1999 and 2000, respectively.

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

                               TREX COMPANY, INC.

   For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying SFAS 123 for the years ended December 31, 1999 and 2000 would have reduced income by approximately $111,000 and $384,000, respectively, and resulted in basic earnings per share of $0.89 and $1.34, respectively.

8. LEASES

   The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2000 were as follows :

   Year ending December 31,
   ------------------------
   2001........................................................... $ 3,397,000
   2002...........................................................   2,640,000
   2003...........................................................   2,360,000
   2004...........................................................   1,832,000
   2005...........................................................   1,582,000
   Thereafter.....................................................   9,971,000
                                                                   -----------
                                                                   $21,782,000
                                                                   ===========

   For the years ended December 31, 1998, 1999 and 2000, the Company recognized rental expenses of approximately $1,024,000, $1,516,000 and $2,650,000, respectively.

9. FRINGE BENEFIT PLANS

   The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company's full time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company recognized contribution expense totaling $639,000, $1,142,000 and $677,000 to the 401(k) Profit Sharing Plan and $256,000, $303,000 and $326,000 to the Money Purchase Pension Plan during the years ended December 31, 1998, 1999 and 2000, respectively. As of December 31, 1999 and 2000, the Company's accrued expenses included approximately $1,425,000 and $760,000, respectively, for contributions due in respect of the 401(k) Profit Sharing Plan and Money Purchase Pension Plan.

   The Company has a long-term incentive plan for the benefit of certain employees. The plan provides up to one year's annual base compensation to participants who have completed four years of continuous service to the Company.

10. INCOME TAXES

   The Company's provision for income taxes is as follows:

                                                    Year ended December 31,
                                                -------------------------------
                                                  1998      1999       2000
                                                -------- ---------- -----------
   Current provisions:
     Federal................................... $     -- $3,465,000 $ 8,616,000
     State.....................................       --    644,000   1,019,000
     Federal deferred tax expense..............       --  2,866,000   1,854,000
     State deferred tax expense................       --    306,000     193,000
                                                -------- ---------- -----------
                                                $     -- $7,281,000 $11,682,000
                                                ======== ========== ===========

                               TREX COMPANY, INC.

   The provision for income taxes resulted in effective tax rates that varied from the combined federal and state statutory income tax rates as follows:

                                              Year ended December 31,
                                        -------------------------------------
                                           1998         1999         2000
                                        -----------  -----------  -----------
   Expected federal income tax
    provision.......................... $ 2,876,000  $ 6,806,000  $10,854,000
   Permanent...........................          --       30,000      (58,000)
   State income taxes, net of federal
    benefit............................     338,000      797,000      793,000
   Non-deductible charge for stock
    option compensation................          --           --       93,000
   Effect of income taxed directly to
    LLC members........................  (3,214,000)  (2,961,000)          --
   Deferred taxes arising from
    Reorganization.....................          --    2,609,000           --
                                        -----------  -----------  -----------
                                        $        --  $ 7,281,000  $11,682,000
                                        ===========  ===========  ===========

   The significant items constituting the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 were as follows:

                                                        As of December 31,
                                                      ------------------------
                                                         1999         2000
                                                      -----------  -----------
   Deferred tax assets-current:
     Reserves........................................ $   360,000  $   478,000
                                                      -----------  -----------
   Deferred tax asset-current........................ $   360,000  $   478,000
                                                      ===========  ===========
   Deferred tax liabilities-non-current:
     Book versus tax depreciation.................... $(3,532,000) $(5,782,000)
                                                      -----------  -----------
   Deferred tax liability-non-current................ $(3,532,000) $(5,782,000)
                                                      ===========  ===========

   Cash paid for income taxes during the years ended December 31, 1998, 1999 and 2000 was $0, $3,287,000 and $9,088,000 respectively.

11. COMMITMENTS AND CONTINGENCIES

   The Company from time to time is party to litigation arising in the ordinary course of its business. The Company believes that such litigation will not have a material impact on the Company's financial position or results of operations.

   The Company is a party to several short-term and long-term supply contracts that require the Company to take or pay for raw materials for periods of up to ten years. The quantities of raw materials to be purchased under these contracts are not fixed or determinable.

   Approximately 74%, 75% and 75% of the Company's sales for the years ended December 31, 1998, 1999 and 2000, respectively, were from its five largest customers, each of which exceeded 10% of sales. Approximately 22%, 24% and 20% of the Company's raw materials for the years ended December 31, 1998, 1999 and 2000, respectively, were purchased from its four largest suppliers.

                               TREX COMPANY, INC.

12. PRO FORMA DATA (Unaudited)

   The pro forma statement of operations data give effect to the Reorganization as if the Reorganization had occurred on January 1, 1998. The pro forma net income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for each of the two years ended December 31, 1999. The pro forma consolidated statements of operations data exclude one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 shares outstanding from April 8, 1999 through May 2, 1999, 14,115,450 shares outstanding from May 3 through July 14, 1999, 14,118,435 shares outstanding from July 15 through October 14, 1999 and 14,120,572 shares outstanding through December 31, 1999.

   The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis:

                                                      Year ended December 31,
                                                      ------------------------
                                                         1998         1999
                                                      -----------  -----------
Numerator:
  Historical income from operations.................. $10,984,000  $21,493,000
  Supplemental pro forma interest income (expense),
   net...............................................     249,000     (691,000)
  Pro forma income tax provision.....................  (4,269,000)  (7,905,000)
                                                      -----------  -----------
  Supplemental pro forma net income available to
   common shareholders............................... $ 6,964,000  $12,897,000
                                                      ===========  ===========
Denominator:
  Denominator for supplemental pro forma basic
   earnings per common share--weighted average shares
   outstanding.......................................  14,115,450   14,117,297
                                                      ===========  ===========
  Supplemental pro forma basic earnings per common
   share............................................. $      0.49  $      0.91
                                                      ===========  ===========

   The foregoing supplemental pro forma basic earnings per common share amounts have been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1998. The supplemental pro forma interest expense gives effect to the repayment of the Senior and Subordinated Notes, and related debt issuance and discount amortization, from the net proceeds of the IPO as if such repayment had been made as of January 1, 1998. The supplemental pro forma income tax provision reflects federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1998. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged as of January 1, 1998. Supplemental pro forma weighted average shares outstanding assumes that the shares resulting from the Reorganization and the consummation of the IPO were outstanding for the entire period. Supplemental pro forma fully diluted earnings per share is the same as supplemental pro forma basic earnings per share and, therefore, is not separately presented.

                               TREX COMPANY, INC.

13. INTERIM FINANCIAL DATA (Unaudited)

                                                            Three Months Ended
                  -------------------------------------------------------------------------------------------------------
                   March 31,   June 30,    September 30, December 31,  March 31,    June 30,   September 30, December 31,
                     1999        1999          1999          1999        2000         2000         2000          2000
                  ----------- -----------  ------------- ------------ ----------- ------------ ------------- ------------
Net sales........ $23,448,000 $20,684,000   $20,780,000  $12,658,000  $39,053,000 $36,449, 000  $25,806,000  $16,260,000
Gross profit.....  12,423,000  11,521,000    10,597,000    5,322,000   18,162,000   18,013,000   13,103,000    6,438,000
Income before
 extraordinary
 item............   7,559,000      50,000     4,137,000      990,000    7,057,000    6,081,000    5,196,000      968,000
Net income
 (loss)..........   7,559,000  (1,006,000)    4,137,000      990,000    7,057,000    6,081,000    5,196,000      968,000
Basic income
 before
 extraordinary
 item per share.. $      0.78 $        --   $      0.29  $      0.07  $      0.50 $       0.43  $      0.37  $      0.07
Basic net income
 (loss) per
 share........... $      0.78 $     (0.07)  $      0.29  $      0.07  $      0.50 $       0.43  $      0.37  $      0.07
Diluted income
 before
 extraordinary
 item per share.. $      0.78 $        --   $      0.29  $      0.07  $      0.50 $       0.43  $      0.37  $      0.07
Diluted net
 income (loss)
 per share....... $      0.78 $     (0.07)  $      0.29  $      0.07  $      0.50 $       0.43  $      0.37  $      0.07

   The Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This rule requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the Company had classified shipping and handling fees, net of shipping and handling costs, as cost of goods sold. The effect of this reclassification was to increase net sales and cost of goods sold previously reported by approximately $1,083,000, $909,000, $825,000 and $408,000 for the first, second, third and fourth quarters of 1999, respectively and $989,000, $893,000 and $728,000 for the first, second and third quarters of 2000, respectively.

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

Date: March 26, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 26, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                 Signature                                    Title
                 ---------                                    -----

         /s/ Robert G. Matheny                       President and Director
 ________________________________________            (Principal Executive
             Robert G. Matheny                       Officer)

        /s/ Anthony J. Cavanna                       Executive Vice President
 ________________________________________            and Chief Financial
            Anthony J. Cavanna                       Officer and Director
                                                     (Principal Financial
                                                     Officer and Principal
                                                     Accounting Officer)

         /s/ Andrew U. Ferrari                       Director
 ________________________________________
             Andrew U. Ferrari

        /s/ Roger A. Wittenberg                      Director
 ________________________________________
            Roger A. Wittenberg

      /s/ William H. Martin, III                     Director
 ________________________________________
          William H. Martin, III

        /s/ William F. Andrews                       Director
 ________________________________________
            William F. Andrews

       /s/ Patricia B. Robinson                      Director
 ________________________________________
           Patricia B. Robinson