Form 10-Q
period 2001-03-31
TREX CO INC
filed 2001-05-15
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

Yes  [X]     No  [ ]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 9, 2001 was 14,142,270 shares.

                               TREX COMPANY, INC.

                                     INDEX

                                                                                   Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000
                    and March 31, 2001 (unaudited)...............................    3

                  Consolidated Statements of Operations for the Three
                    Months Ended March 31, 2000 and 2001 (unaudited).............    4

                  Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2000 and 2001 (unaudited).............    5

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited).......................................    6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations................    9

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk............................................   11

PART II. OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K...............................   12

      Signatures


                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TREX COMPANY, INC.

                          Consolidated Balance Sheets


                                                                                        December 31,     March 31,
                                                                                            2000           2001
                                                                                        -------------  -------------
ASSETS                                                                                                  (unaudited)
Current assets:
 Cash and cash equivalents.........................................................     $         --   $         --
 Trade accounts receivable.........................................................       10,582,000     27,325,000
 Inventories.......................................................................       23,017,000     21,556,000
 Prepaid expenses and other assets.................................................          689,000        618,000
 Deferred income taxes.............................................................          478,000        360,000
                                                                                        ------------   ------------

  Total current assets.............................................................       34,766,000     49,859,000
                                                                                        ------------   ------------

Property, plant, and equipment, net................................................      113,635,000    121,915,000
Intangible assets, net.............................................................        7,544,000      7,367,000
Other..............................................................................          650,000        650,000
                                                                                        ------------   ------------

  Total assets.....................................................................     $156,595,000   $179,791,000
                                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable............................................................     $ 17,082,000   $  9,679,000
 Accrued expenses..................................................................        2,053,000      1,253,000
 Income taxes payable..............................................................          574,000      4,730,000
 Other current liabilities.........................................................          664,000      1,136,000
 Line of credit....................................................................               --     13,676,000
 Current portion of long-term debt.................................................          697,000        637,000
                                                                                        ------------   ------------

  Total current liabilities........................................................       21,070,000     31,111,000

Deferred income taxes..............................................................        5,782,000      5,636,000
Line of credit.....................................................................       44,748,000     50,000,000
Long-term debt related derivatives.................................................               --      1,205,000
Long-term debt.....................................................................       15,954,000     15,840,000
                                                                                        ------------   ------------

  Total liabilities................................................................       87,554,000    103,792,000
                                                                                        ------------   ------------

Stockholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares authorized;
  none issued and outstanding......................................................               --             --
 Common stock, $0.01 par value, 40,000,000 shares authorized; 14,135,060 and
  14,137,586 shares issued and outstanding.........................................          141,000        141,000
 Additional capital................................................................       41,330,000     41,380,000
 Retained earnings.................................................................       27,570,000     35,225,000
 Accumulated other comprehensive net loss..........................................               --       (747,000)
                                                                                        ------------   ------------
  Total stockholders' equity.......................................................       69,041,000     75,999,000
                                                                                        ------------   ------------

  Total liabilities and stockholders' equity.......................................     $156,595,000   $179,791,000
                                                                                        ============   ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Operations
                                  (unaudited)



                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2000          2001
                                                ------------   -------------

Net sales....................................    $39,054,000   $42,196,000
Cost of sales................................     20,892,000    22,978,000
                                                 -----------   -----------

Gross profit.................................     18,162,000    19,218,000
Selling, general and administrative expenses.      6,510,000     6,403,000
                                                 -----------   -----------

Income from operations.......................     11,652,000    12,815,000
Interest income..............................             --         1,000
Interest (expense)...........................       (277,000)     (466,000)
                                                 -----------   -----------

Income before taxes..........................     11,375,000    12,350,000
Income taxes.................................      4,318,000     4,695,000
                                                 -----------   -----------


Net income...................................    $ 7,057,000   $ 7,655,000
                                                 ===========   ===========


Basic earnings per common share..............    $      0.50   $      0.54
                                                 ===========   ===========


Weighted average basic shares outstanding....     14,122,172    14,136,786
                                                 ===========   ===========


Diluted earnings per common share............    $      0.50   $      0.54
                                                 ===========   ===========


Weighted average diluted shares outstanding..     14,195,982    14,172,064
                                                 ===========   ===========


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                             Three Months Ended March 31,
                                                                                             ----------------------------
                                                                                                  2000           2001
                                                                                               -----------   ------------
OPERATING ACTIVITIES
Net income...................................................................................  $ 7,057,000   $  7,655,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
 Deferred income taxes.......................................................................      399,000        430,000
 Depreciation and amortization...............................................................    1,491,000      1,894,000
 Changes in operating assets and liabilities:
  Trade accounts receivable..................................................................   (3,450,000)   (16,743,000)
  Inventories................................................................................    3,449,000      1,461,000
  Prepaid expenses and other assets..........................................................       65,000         71,000
  Trade accounts payable.....................................................................     (593,000)    (7,403,000)
  Accrued expenses...........................................................................     (795,000)      (800,000)
  Income taxes payable.......................................................................    3,841,000      4,156,000
  Other current liabilities..................................................................      (80,000)       472,000
                                                                                               -----------   ------------

Net cash provided by (used in) operating activities..........................................   11,384,000     (8,807,000)
                                                                                               -----------   ------------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment...............................................   (5,004,000)    (9,997,000)
                                                                                               -----------   ------------

Net cash used in investing activities........................................................   (5,004,000)    (9,997,000)
                                                                                               -----------   ------------

FINANCING ACTIVITIES
Principal payments under mortgages and notes.................................................     (109,000)      (174,000)
Borrowings under line of credit..............................................................    2,315,000     35,978,000
Principal payments under line of credit......................................................   (6,736,000)   (17,050,000)
Proceeds from exercise of employee stock purchase and option plans...........................       45,000         50,000
                                                                                               -----------   ------------

Net cash (used in) provided by financing activities..........................................   (4,485,000)    18,804,000
                                                                                               -----------   ------------

Net increase in cash and cash equivalents....................................................    1,895,000             --
Cash and cash equivalents at beginning of period.............................................           --             --
                                                                                               -----------   ------------
Cash and cash equivalents at end of period...................................................  $ 1,895,000   $         --
                                                                                               ===========   ============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
         For the Three Months Ended March 31, 2000 and 2001 (Unaudited)

1.  BUSINESS AND ORGANIZATION

Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering of the Company's common stock. Through its wholly owned subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(TM) lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.  INVENTORY

Inventories consist of the following:


                   December 31, 2000  March 31, 2001
                   -----------------  ---------------
                                        (unaudited)

Finished goods...     $19,523,000        $17,460,000
Raw materials....       3,494,000          4,096,000
                      -----------        -----------

                      $23,017,000        $21,556,000
                      ===========        ===========


4.  DEBT

On January 31, 2001, the Company entered into a second credit facility. The new facility provides for borrowings of up to $15.0 million on an unsecured basis for working capital and general corporate purposes. Amounts drawn under the facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on April 30, 2001 and contains customary restrictive and financial covenants.

In the first quarter of 2001, the Company and the lenders under its mortgages and revolving credit facilities revised, through June 29, 2001, loan covenants relating to debt to capital and debt to cash flow limits in relation to the Company's augmented early-buy program and the anticipated higher level of trade receivables to be financed with borrowings under the credit facilities. The Company was in compliance with the revised covenants at March 31, 2001 and expects to be in compliance with the original covenants on June 30, 2001.

5.  STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2000           2001
                                                 ----           ----
Numerator:

Net income available to common
 shareholders, basic and diluted..........    $ 7,057,000     $ 7,655,000
                                              ===========     ===========

Denominator:

 Weighted average shares outstanding,
  basic...................................     14,122,172      14,136,786
 Impact of potential common shares:
  Stock options...........................         73,810          35,278
                                              -----------     -----------

 Weighted average shares outstanding,
  diluted.................................     14,195,982      14,172,064
                                              ===========     ===========

Basic earnings per share..................    $      0.50     $      0.54
                                              ===========     ===========

Diluted earnings per share................    $      0.50     $      0.54
                                              ===========     ===========


6.  SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the first quarter of 2000 accounted for approximately 33% of annual sales in 2000. During the third quarter of 2000, the Company's increased production capacity enabled it to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy affected seasonality, the Company's historical seasonality may not be a reliable indicator of future seasonality.


7. NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements effectively converting its floating rate mortgage debt to a fixed-rate obligation. These interest rate swap agreements have the same payment and maturity terms as the underlying debt and are accounted for under the short-cut method as permitted by SFAS No. 133.

The transition adjustment to implement this new standard, which is presented as a cumulative effect of change in accounting principle, increased liabilities by approximately $820,000, with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $508,000, net of tax). During the quarter ended March 31, 2001, the Company recognized an increase in the liability of approximately $385,000, with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $259,000, net of tax) to reflect the change in fair value of these hedges. The Company estimates that of the amounts included in other comprehensive income, approximately $218,000 net of taxes of approximately $134,000, will be reclassified to earnings over the next 12 months.

Comprehensive income for the Company includes net income and derivative gains or losses that are excluded from net income but included as a separate component of total stockholders' equity. Comprehensive income for the three-month periods ended March 31, 2000 and 2001 is as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2000             2001
                                                    ----------       ----------
Net income......................................    $7,057,000       $7,655,000
Cumulative effect of a change in accounting
 principle......................................            --         (508,000)
Net derivative change in fair value.............            --         (259,000)
Derivative loss reclassified to earnings........            --           20,000
                                                    ----------       ----------
Total comprehensive income......................    $7,057,000       $6,908,000
                                                    ==========       ==========


The Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This rule requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the Company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. The effect of this reclassification was to increase net sales and cost of sales by approximately $1.0 million for the quarter ended March 31, 2000. This reclassification had no effect on net income in any period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on its two manufacturing facilities and its ability to increase its manufacturing capacity in its existing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these risks and uncertainties is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Net sales consists of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation and freight. The principal component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the Company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as amortization expense.

Because of the continued expansion of its production capacity, during the third quarter of 2000 the Company was able to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. As a result, customers generally no longer seek to stockpile inventories. The Company believes there has been a temporary slowdown in new orders as excess inventories at the wholesale and retail levels are reduced, and that the impact of this slowdown may continue until the normal seasonal demand for Trex resumes in the second quarter of 2001.


Three Months Ended March 31, 2001 Compared with Three Months Ended March 31,
2000

Net Sales

Net sales in the three months ended March 31, 2001 (the "2001 quarter") increased 8.0% to $42.2 million from $39.1 million in the three months ended March 31, 2000 (the "2000 quarter"). The increase in net sales was primarily attributable to a growth in sales volume provided by an increase in the number of dealer outlets, from approximately 2,300 at March 31, 2000 to approximately 2,800 at March 31, 2001.

Cost of Sales

Cost of sales increased 10.0% to $23.0 million in the 2001 quarter from $20.9 million in the 2000 quarter. Cost of sales as a percentage of net sales increased to 54.5% in the 2001 quarter from 53.5% in the 2000 quarter. The increase principally reflected higher raw material costs. The increased cost of sales was partially offset by operating efficiencies from improved production line rates and the economies of scale resulting from additional production lines.

Gross Profit

Gross profit increased 5.8% to $19.2 million in the 2001 quarter from $18.2 million in the 2000 quarter. The increase in gross profit was attributable to the higher sales volume and was partially offset by the increase in cost of sales. Gross profit as a percentage of net sales decreased to 45.5% in the 2001 quarter from 46.5% in the 2000 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 1.6% to $6.4 million in the 2001 quarter from $6.5 million in the 2000 quarter, primarily because of a
decrease of $0.8 million in performance bonuses.   This decrease was partially
offset by an increase of $0.7 million in expense related to additional corporate personnel and related hiring costs necessary to support the Company's growth.
As a percentage of net sales, selling, general and administrative expenses decreased to 15.2% in the 2001 quarter from 16.7% in the 2000 quarter.

Interest Expense

Net interest expense increased to $0.5 million in the 2001 quarter from $0.3 million in the 2000 quarter. The increased expense primarily reflected higher average debt balances incurred since the 2000 quarter to fund the expansion of the Company's production capacity. The increase was substantially offset by the capitalization of interest with respect to those projects.

Provision for Income Taxes

The Company recorded a provision for income taxes of $4.7 million in the 2001 quarter compared to a provision of $4.3 million in the 2000 quarter. Both provisions reflect a 38% combined effective tax rate.

Net Income

The Company's net income increased 8.5% to $7.7 million in the 2001 quarter from $7.1 million in the 2000 quarter. The increase in net income in the 2001 quarter primarily resulted from an increase of $1.2 million in income from operations, the effect of which was offset in part by an increase of $0.4 million in the income tax provision.


Liquidity and Capital Resources

The Company's total assets increased from $156.6 million at December 31, 2000 to $179.8 million at March 31, 2001. Higher receivables balances resulting from an increase in net sales in the 2001 quarter and the Company's augmented early-buy program, which offered extended payment terms for purchases by distributors during the months of January through April, accounted for the $16.7 million increase. Inventories decreased by $1.5 million as a result of increased sales. Property, plant and equipment, net, increased $8.3 million as the Company continued construction of a second manufacturing facility in Winchester, Virginia, installation of manufacturing lines in both its Winchester, Virginia and Fernley, Nevada facilities, and construction of a plastic processing facility in Winchester, Virginia. Trade accounts payable decreased $7.4 million as a result of the timing of payments relating to the foregoing construction projects. Income taxes payable increased $4.2 million based on the Company's taxable income during the quarter, with first quarter estimated tax payments not due until April 2001. The Company has financed these activities in the 2001 quarter from operating cash flows and additional net draws of approximately $18.9 million under its revolving credit facilities.

The Company historically has financed its operations and growth primarily with cash flow from operations, operating leases, normal trade credit terms, and borrowings under its credit facilities.

The Company's cash flow used in operating activities for the 2001 quarter was $8.8 million compared to cash flow from operating activities of $11.4 million for the 2000 quarter. Trade accounts receivable, net, increased from $4.7 million at March 31, 2000 to $27.3 million at March 31, 2001 as a result of higher sales levels and the early-buy program.

As of March 31, 2001, the Company's long-term indebtedness, excluding amounts outstanding under the revolving credit facilities, totaled $16.5 million and had an overall weighted average interest rate of approximately 7.7% per annum.

On October 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of this new revolving credit facility currently provide for borrowings of up to $75.0 million on an unsecured basis for working capital and general corporate purposes through September 30, 2001 and $50.0 million thereafter. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003 and contains customary restrictive and financial covenants.

In the first quarter of 2001, the Company and the lenders under its mortgages and revolving credit facilities revised, through June 29, 2001, loan covenants relating to debt to capital and debt to cash flow limits in relation to the Company's augmented early-buy program and the anticipated higher level of trade receivables to be financed with borrowings under the credit facilities. The Company was in compliance with the revised covenants at March 31, 2001 and expects to be in compliance with the original covenants on June 30, 2001.

On January 31, 2001, the Company entered into a second revolving credit facility with another lender. The terms of this facility provide for borrowings of up to $15.0 million on an unsecured basis for working capital and general corporate purposes. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on April 30, 2001 and contains customary restrictive and financial covenants.

Expansion of the Company's production capacity will continue to require significant capital expenditures. In the second quarter of 2000, the Company accelerated its capital expenditure program to invest in additional production capacity to meet current and expected demand for its product. Capital expenditures during the 2001 quarter totaled $10.0 million and for the balance of 2001 are expected to total approximately $22.7 million. The Company believes that cash flow from operations and borrowings expected to be available under the Company's revolving credit facilities will provide sufficient funds to enable the Company to expand its business as currently planned for at least the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facilities and interest rate swap agreements with respect to its other debt. Amounts drawn under the revolving credit facilities bear interest at an annual rate equal to LIBOR plus 1.00%. As of March 31, 2001, pursuant to interest rate swap agreements, the Company had effectively fixed its interest rate exposure under its other debt at approximately 7.7% through 2014.

The Company does not have any foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   The Company files herewith the following exhibits:

      10.1 Fifth Amendment to Amended and Restated Credit Agreement, dated as of February 28, 2001, among Trex Company, Inc., TREX Company, LLC and First Union National Bank.

      10.2  Loan Modification Agreement, dated as of March
      30, 2001, among Trex Company, Inc., TREX Company, LLC and Bank of America, N.A.

      (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TREX COMPANY, INC.
                                  (Registrant)

Date: May 14, 2001              /s/ Anthony J. Cavanna
                                ----------------------

                                Anthony J. Cavanna, Executive Vice
                                President and Chief Financial Officer
                                (Duly Authorized Officer and Principal
                                Financial Officer)