Form 10-Q
period 2001-06-30
TREX CO INC
filed 2001-08-14
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Yes [X]  No [_]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at August 8, 2001 was 14,148,861 shares.

                               TREX COMPANY, INC.

                                      INDEX

                                                                                                      Page
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets as of December 31, 2000
                       and June 30, 2001 (unaudited) .............................................      3

                    Condensed Consolidated Statements of Operations for the Three and Six
                       Months Ended June 30, 2000 and 2001 (unaudited) ...........................      4

                    Condensed Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 2000 and 2001 (unaudited) ...........................      5

                    Notes to Condensed Consolidated Financial
                       Statements (unaudited) ....................................................      6

          Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations .............................      9

          Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk .........................................................     12

PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings ............................................................     13

          Item 2.   Changes in Securities and Use Proceeds .......................................     13

          Item 3.   Defaults Upon Senior Securities ..............................................     13

          Item 4.   Submission of Matters to a Vote of Security Holders ..........................     13

          Item 5.   Other Information ............................................................     14

          Item 6.   Exhibits and Reports on Form 8-K .............................................     14

         Signatures

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               TREX COMPANY, INC.

                      Condensed Consolidated Balance Sheets

                                                                                 December 31,      June 30,
                                                                                     2000            2001
                                                                                     ----            ----
ASSETS                                                                                           (unaudited)
Current assets:
  Cash and cash equivalents .................................................   $          --   $          --
  Trade accounts receivable .................................................      10,582,000       7,799,000
  Inventories ...............................................................      23,017,000      28,006,000
  Prepaid expenses and other assets .........................................         689,000         555,000
  Income taxes receivable ...................................................              --         504,000
  Deferred income taxes .....................................................         478,000         360,000
                                                                                -------------   -------------
   Total current assets .....................................................      34,766,000      37,224,000
                                                                                -------------   -------------

Property, plant, and equipment, net .........................................     113,635,000     130,677,000
Intangible assets, net ......................................................       7,544,000       7,190,000
Other .......................................................................         650,000         500,000
                                                                                -------------   -------------

Total assets ................................................................   $ 156,595,000   $ 175,591,000
                                                                                =============   =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable ....................................................   $  17,082,000   $   8,496,000
  Accrued expenses ..........................................................       2,053,000       1,909,000
  Income taxes payable ......................................................         574,000              --
  Other current liabilities .................................................         664,000       1,342,000
  Line of credit ............................................................              --      63,785,000
  Debt-related derivatives ..................................................              --         850,000
  Current portion of long-term debt .........................................         697,000      10,217,000
                                                                                -------------   -------------

   Total current liabilities ................................................      21,070,000      86,599,000

Deferred income taxes .......................................................       5,782,000       6,284,000
Line of credit ..............................................................      44,748,000              --
Long-term debt ..............................................................      15,954,000       6,109,000
                                                                                -------------   -------------

   Total liabilities ........................................................      87,554,000      98,992,000
                                                                                -------------   -------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 3,000,000 shares authorized;
   none issued and outstanding ..............................................              --              --
  Common stock, $0.01 par value, 40,000,000 shares authorized; 14,135,060 and
    14,145,329 shares issued and outstanding ................................         141,000         141,000
  Additional capital ........................................................      41,330,000      41,473,000
  Retained earnings .........................................................      27,570,000      35,512,000
  Accumulated other comprehensive net loss ..................................              --        (527,000)
                                                                                -------------   -------------

   Total stockholders' equity ...............................................      69,041,000      76,599,000
                                                                                -------------   -------------

   Total liabilities and stockholders' equity ...............................   $ 156,595,000   $ 175,591,000
                                                                                =============   =============


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Operations
                                   (unaudited)

                                                             Three Months Ended June 30,           Six Months Ended June 30,
                                                             ---------------------------           -------------------------
                                                                 2000              2001              2000             2001
                                                                 ----              ----              ----             ----
Net sales .............................................      $  36,449,000   $  27,727,000       $  75,502,000   $  69,923,000
Cost of sales .........................................         18,436,000      16,060,000          39,327,000      39,038,000
                                                             -------------   -------------       -------------   -------------

Gross profit ..........................................         18,013,000      11,667,000          36,175,000      30,885,000
Selling, general and administrative expenses ..........          7,940,000      10,721,000          14,450,000      17,124,000
                                                             -------------   -------------       -------------   -------------

Income from operations ................................         10,073,000         946,000          21,725,000      13,761,000
Interest income .......................................              2,000           1,000               2,000           2,000
Interest (expense) ....................................           (265,000)       (484,000)           (542,000)       (950,000)
                                                             -------------   -------------       -------------   -------------

Income before taxes ...................................          9,810,000         463,000          21,185,000      12,813,000
Income taxes ..........................................          3,729,000         176,000           8,047,000       4,871,000
                                                             -------------   -------------       -------------   -------------

Net income ............................................      $   6,081,000   $     287,000       $  13,138,000   $   7,942,000
                                                             =============   =============       =============   =============

Basic earnings per common share .......................      $        0.43   $        0.02       $        0.93   $        0.56
                                                             =============   =============       =============   =============

Weighted average basic shares outstanding .............         14,128,437      14,142,087          14,125,502      14,139,451
                                                             =============   =============       =============   =============

Diluted earnings per common share .....................      $        0.43   $        0.02       $        0.92   $        0.56
                                                             =============   =============       =============   =============

Weighted average diluted shares outstanding ...........         14,227,860      14,177,454          14,206,265      14,174,866
                                                             =============   =============       =============   =============

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                        2000             2001
                                                                                        ----             ----
OPERATING ACTIVITIES
Net income ......................................................................   $ 13,138,000    $  7,942,000
Adjustments to reconcile net income to net cash provided by operating activities:
 Deferred income taxes ..........................................................        880,000         943,000
 Depreciation and amortization ..................................................      3,195,000       4,017,000
 Loss on disposal of property, plant and equipment ..............................             --          16,000
Changes in operating assets and liabilities:
  Trade accounts receivable .....................................................     (3,887,000)      2,783,000
  Inventories ...................................................................      2,723,000      (4,989,000)
  Prepaid expenses and other assets .............................................     (1,011,000)        284,000
  Income taxes receivable .......................................................             --        (504,000)
  Trade accounts payable ........................................................      3,219,000      (8,586,000)
  Accrued expenses ..............................................................       (694,000)       (144,000)
  Income taxes payable ..........................................................      1,665,000        (574,000)
  Other current liabilities .....................................................        195,000         678,000
                                                                                    ------------    ------------

Net cash provided by operating activities .......................................     19,423,000       1,866,000
                                                                                    ------------    ------------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment ..................................    (24,221,000)    (20,721,000)
                                                                                    ------------    ------------

Net cash used in investing activities ...........................................    (24,221,000)    (20,721,000)
                                                                                    ------------    ------------

FINANCING ACTIVITIES
Principal payments under mortgages and notes ....................................       (212,000)       (325,000)
Borrowings under line of credit .................................................     12,748,000      57,809,000
Principal payments under line of credit .........................................     (7,892,000)    (38,772,000)
Proceeds from exercise under employee stock purchase and option plans ...........        154,000         143,000
                                                                                    ------------    ------------

Net cash provided by financing activities .......................................      4,798,000      18,855,000
                                                                                    ------------    ------------

Net increase in cash and cash equivalents .......................................             --              --
Cash and cash equivalents at beginning of period ................................             --              --
                                                                                    ------------    ------------

Cash and cash equivalents at end of period ......................................   $         --    $         --
                                                                                    ============    ============

Supplemental Disclosure

         Cash paid for interest .................................................   $    428,000    $    618,000

         Cash paid for income taxes .............................................   $  5,505,000    $  5,011,000


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED).

                               TREX COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
      For the Three and Six Months Ended June 30, 2000 and 2001 (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.  INVENTORY

Inventories consist of the following:

                                     December 31, 2000         June 30, 2001
                                     -----------------         -------------
                                                                 (unaudited)

Finished goods .....................   $   19,523,000         $    23,906,000
Raw materials ......................        3,494,000               4,100,000
                                      ---------------        ----------------

                                       $   23,017,000         $    28,006,000
                                       ==============         ===============

4.  DEBT

On January 31, 2001, the Company entered into a second credit facility. The new facility provided for borrowings of up to $15.0 million on an unsecured basis for working capital and general corporate purposes. Amounts drawn under the facility accrued interest at an annual rate equal to LIBOR plus 1.00%. The facility matured on April 30, 2001 and is no longer available.

As of June 30, 2001, the Company was not in compliance with certain requirements of its revolving credit facility to maintain minimum leverage and capitalization ratios. As a result of such non-compliance, the Company was in violation of certain of its mortgage loans as of June 30, 2001. Accordingly, the Company has classified its credit facility balance of approximately $64.0 million and mortgage loan balance of approximately $10.0 million as of June 30, 2001 as current liabilities. Subsequent to June 30, 2001, the lender under the credit facility waived such non-compliance through August 31, 2001 in consideration for payment of a $25,000 fee. Also subsequent to June 30, 2001, the Company entered into a commitment letter for a syndicated credit facility. The Company intends to use the borrowings anticipated to be available under the new facility, which is currently expected to close in the third quarter of 2001, to repay its existing revolving credit facility and to refinance the mortgage loans which have been reclassified.

5.  STOCKHOLDERS' EQUITY


The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------   -------------------------
                                             2000          2001           2000          2001
                                             ----          ----           ----          ----
Numerator:

Net income available to common
  shareholders, basic and diluted ....   $ 6,081,000   $   287,000    $13,138,000   $ 7,942,000
                                         ===========   ===========    ===========   ===========


Denominator:

  Weighted average shares outstanding,
    basic ............................    14,128,437    14,142,087     14,125,502    14,139,451
  Impact of potential common shares:
    Stock options ....................        99,423        35,367         80,763        35,415
                                         -----------   -----------    -----------   -----------

  Weighted average shares outstanding,
    diluted ..........................    14,227,860    14,177,454     14,206,265    14,174,866
                                         ===========   ===========    ===========   ===========


Basic earnings per share .............   $      0.43   $      0.02    $      0.93   $      0.56
                                         ===========   ===========    ===========   ===========


Diluted earnings per share ...........   $      0.43   $      0.02    $      0.92   $      0.56
                                         ===========   ===========    ===========   ===========


6. SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the second quarter of 2000 accounted for approximately 31.0% of annual sales in 2000. During the third quarter of 2000, the Company's increased production capacity enabled it to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy affected seasonality, the Company's historical seasonality may not be a reliable indicator of future seasonality.

7. NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements effectively converting its floating rate mortgage debt to a fixed-rate obligation. These interest rate swap agreements have the same payment and maturity terms as the underlying debt and are accounted for under the short-cut method as permitted by SFAS No. 133.

The transition adjustment to implement this new standard, which is presented as a cumulative effect of change in accounting principle, increased liabilities by approximately $820,000, with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $508,000, net of tax). The Company recognized a decrease in the liability of $355,000, with a corresponding increase to stockholders' equity through other comprehensive income (approximately $166,000, net of tax and reclassification of earnings), for the three-month period ended June 30, 2001 and an increase in the liability of $30,000 with a corresponding decrease to stockholders' equity through other comprehensive income (approximately $19,000, net of tax and reclassification to earnings), for the six-month period ended June 30, 2001. To reflect the change in fair value of the hedges, the Company estimates that of the amounts included in other comprehensive income, approximately $157,000, net of taxes of approximately $96,000, will be reclassified to earnings over the next 12 months.

Comprehensive income for the Company includes net income and derivative gains or losses that are excluded from net income but included as a separate component of total stockholders' equity. Comprehensive income for the three-month and six-month periods ended June 30, 2000 and 2001 is as follows:

                                               Three Months Ended June 30,   Six Months Ended June 30,
                                               ---------------------------   -------------------------
                                                    2000          2001           2000          2001
                                                    ----          ----           ----          ----
Net income ................................     $ 6,081,000   $   287,000    $13,138,000   $ 7,942,000
Cumulative effect of a change in accounting
  principle ...............................              --            --             --      (508,000)
Net derivative change in fair value .......              --       166,000             --       (93,000)
Derivative loss reclassified to earnings ..              --        54,000             --        74,000
                                                -----------   -----------    -----------   -----------

Total comprehensive income ................     $ 6,081,000   $   507,000    $13,138,000   $ 7,415,000
                                                ===========   ===========    ===========   ===========


The Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This rule requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the Company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. The effect of this reclassification was to increase net sales and cost of sales by approximately $0.9 million for three-month period ended June 30, 2000, and approximately $1.9 million for the six-month period ended June 30, 2000. This reclassification had no effect on net income in any period.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 14, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation and freight. The principal component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the Company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as amortization expense.

Because of the continued expansion of its production capacity, during the third quarter of 2000 the Company was able to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. As a result, customers generally no longer seek to stockpile inventories. The Company believes there has been a temporary slowdown in new orders as excess inventories at the wholesale and retail levels are reduced. The slowdown in new orders and effect on net sales may continue until the more normal seasonal demand for Trex products is fully resumed in the second half of 2001. During the quarter ended June 30, 2001, the Company suspended operations on a portion of its production capacity to reduce investments in inventory and working capital.

Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

Net Sales

Net sales in the three months ended June 30, 2001 (the "2001 quarter") decreased 23.9% to $27.7 million from $36.4 million in the three months ended June 30, 2000 (the "2000 quarter"). The decrease in net sales was primarily attributable to a decrease in sales volume, as the Company eliminated allocation of product supply in October 2000, which led to customers reducing stockpiles of inventory in 2001. An increase in the number of dealer outlets, from approximately 2,400 at June 30, 2000 to approximately 2,900 at June 30, 2001, mitigated the reduction in net sales.

Cost of Sales

Cost of sales decreased 12.9% to $16.1 million in the 2001 quarter from $18.4 million in the 2000 quarter as a result of the lower sales volume. Cost of sales as a percentage of net sales increased to 57.9% in the 2001 quarter from 50.6% in the 2000 quarter. The increase principally reflected operating inefficiencies from the reduced production level in the 2001 quarter.

Gross Profit

Gross profit decreased 35.2% to $11.7 million in the 2001 quarter from $18.0 million in the 2000 quarter. The decrease in gross profit was primarily attributable to the lower sales volume and production inefficiencies from the reduced production level in the 2001 quarter. Gross profit as a percentage of net sales decreased to 42.1% in the 2001 quarter from 49.4% in the 2000 quarter, primarily because of the increase in cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 35.0% to $10.7 million in the 2001 quarter from $7.9 million in the 2000 quarter, primarily because of an increase of $1.7 million in corporate personnel expenses and related hiring costs necessary to support the Company's growth and an increase of $1.1 million in expense incurred in the Company's marketing and branding activities. As a percentage of net sales, selling, general and administrative expenses increased to 38.7% in the 2001 quarter from 21.8% in the 2000 quarter.

Interest Expense

Net interest expense increased to $0.5 million in the 2001 quarter from $0.3 million in the 2000 quarter. The increased expense primarily reflected higher average debt balances incurred since the 2000 quarter to fund the expansion of the Company's production capacity. The increase was substantially offset by the capitalization of interest with respect to those projects.

Provision for Income Taxes

The Company recorded a provision for income taxes of $0.2 million in the 2001 quarter compared to a provision of $3.7 million in the 2000 quarter. Both provisions reflect a 38% combined effective tax rate.

Net Income

The Company's net income decreased 95.3% to $0.3 million in the 2001 quarter from $6.1 million in the 2000 quarter. The decrease in net income in the 2001 quarter was primarily attributable to lower net sales resulting from the stockpiling of inventories by customers, production inefficiencies resulting from the reduced production level, and the increase in selling, general and administrative expenses.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

Net Sales

Net sales in the six months ended June 30, 2001 (the "2001 six-month period") decreased 7.4% to $69.9 million from $75.5 million in the six months ended June 30, 2000 (the "2000 six-month period"). The decrease in net sales was primarily attributable to a reduction in sales volume, as the Company eliminated the allocation of product supply in October 2000, which led to customers reducing stockpiles of inventory in 2001. The increase in the number of dealer outlets, from approximately 2,400 at June 30, 2000 to approximately 2900 at June 30, 2001, mitigated the reduction in net sales.

Cost of Sales

Cost of sales decreased 0.7% to $39.0 million in the 2001 six-month period from $39.3 million in the 2000 six-month period. Cost of sales as a percentage of net sales increased to 55.8% in the 2001 six-month period from 52.1% in the 2000 six-month period. The increase principally reflected operating inefficiencies from the reduced production level in the 2001 six-month period.

Gross Profit

Gross profit decreased 14.6% to $30.9 million in the 2001 six-month period from $36.2 million in the 2000 six-month period. The decrease in gross profit was primarily attributable to the lower sales volume and production inefficiencies from the reduced production level in the 2001 six-month period. Gross profit as a percentage of net sales decreased to 44.2% in the 2001 six-month period from 47.9% in the 2000 six-month period, primarily because of the increase in cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 18.5% to $17.1 million in the 2001 six-month period from $14.5 million in the 2000 six-month period. The increase was primarily attributable to an increase of approximately $1.5 million in corporate personnel expense necessary to support the Company's growth. Selling, general and administrative expenses as a percentage of net sales increased to 24.5% in the 2001 six-month period from 19.1% in the 2000 six-month period.

Interest Expense

Net interest expense increased 75.6% to $0.9 million in the 2001 six-month period from $0.5 million in the 2000 six-month period. The increased expense primarily reflected higher average debt balances incurred since the 2000 six-month period to fund the expansion of the Company's production capacity. The increase was substantially offset by the capitalization of interest with respect to those projects.

Provision for Income Taxes

The Company recorded a provision for income taxes of $4.9 million in the 2001 six-month period compared to a provision of $8.1 million in the 2000 six-month period. Both provisions reflect a 38% combined effective tax rate.

Net Income

The Company's net income decreased 39.5% to $7.9 million in the 2001 six-month period from $13.1 million in the 2000 six-month period. The decrease in net income in the 2001 six-month period was primarily attributable to lower net sales resulting from the stockpiling of inventories by customers, production inefficiencies resulting from the reduced production level, and the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's total assets increased from $156.6 million at December 31, 2000 to $175.6 million at June 30, 2001. Receivables decreased by $2.8 million as the Company offered some distributors extended payment terms in the fourth quarter of 2000 to facilitate the addition of new distributors and the introduction on a national basis of the newest Trex color, Madeira. Inventories increased by $5.0 million from December 31, 2000 to June 30, 2001 as a result of lower net sales in the 2001 six-month period. Property, plant and equipment, net, increased $17.0 million as the Company continued construction of a second manufacturing facility in Winchester, Virginia, installation of manufacturing lines in both its Winchester, Virginia and Fernley, Nevada facilities, and construction of a plastic processing facility in Winchester, Virginia. Trade accounts payable decreased $8.6 million as a result of the timing of payments relating to the foregoing construction projects. The Company financed these activities in the 2001 six-month period from operating cash flows and additional net draws of approximately $19.0 million under its revolving credit facilities.

The Company historically has financed its operations and growth primarily with cash flow from operations and borrowings under its credit facilities.

The Company's cash flow from operating activities for the 2001 six-month period was $1.9 million compared to cash flow from operating activities of $19.4 million for the 2000 six-month period. Trade accounts receivable, net, increased from $5.2 million at June 30, 2000 to $7.8 million at June 30, 2001 despite lower net sales, due to the timing of those sales. Inventories increased from $5.9 million at June 30, 2000 to $28.0 million at June 30, 2001 as the Company's production of Trex products grew at a faster rate than net sales. Trade accounts payable decreased from $9.6 million at June 30, 2000 to $8.5 million at June 30, 2001 as a result of the timing of payments relating to construction projects.

As of June 30, 2001, the Company's indebtedness, excluding amounts outstanding under its revolving credit facility, totaled $16.3 million and had an overall weighted average interest rate of approximately 7.7% per annum.

On October 27, 2000, the Company and the lender revised the terms of the Company's bank revolving credit agreement primarily to increase the maximum amount of borrowings available to the Company. The terms of this revolving credit facility currently provide for borrowings of up to $75.0 million on an unsecured basis for working capital and general corporate purposes through September 30, 2001 and $50.0 million thereafter. Amounts drawn under the revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. The facility will mature on June 30, 2003 and contains customary restrictive and financial covenants.

As of June 30, 2001, the Company was not in compliance with certain requirements of its revolving credit facility to maintain minimum leverage and capitalization ratios. As a result of such non-compliance, the Company was in violation of certain of its mortgage loans as of June 30, 2001. Accordingly, the Company has classified its credit facility balance of approximately $64.0 million and mortgage loan balances of approximately $10.0 million as of June 30, 2001 as current liabilities. Subsequent to June 30, 2001, the lender under the credit facility waived such non-compliance through August 31, 2001 in consideration for payment of a $25,000 fee. Also subsequent to June 30, 2001, the Company entered into a commitment letter for a syndicated credit facility. The Company intends to use the borrowings anticipated to be available under the new facility, which is currently expected to close in the third quarter of 2001, to repay its existing revolving credit facility and to refinance the mortgage loans which have been reclassified.

Expansion of the Company's production capacity will continue to require significant capital expenditures. In the second quarter of 2000, the Company accelerated its capital expenditure program to invest in additional production capacity to meet current and expected demand for its product. Capital expenditures during the 2001 six-month period totaled $20.7 million and for the balance of 2001 are expected to total approximately $10.0 million. The Company believes that cash flow from operations and borrowings anticipated to be available under the Company's current and expected revolving credit facilities will provide sufficient funds to enable the Company to expand its business as currently planned. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex products and evolving market and economic conditions. The Company may determine that it is necessary or desirable to obtain financing for such requirements through the issuance of public debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary existing market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit facility and interest rate swap agreements with respect to its other debt. Amounts drawn under the Company's revolving credit facility bear interest at an annual rate equal to LIBOR plus 1.00%. As of June 30, 2001, pursuant to interest rate swap agreements, the Company had effectively fixed its interest rate exposure through 2014 at a rate of 7.7% on $16.3 million of variable-rate debt.

The Company does not have any material foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     A number of lawsuits have been filed in the United States District Court for the Western District of Virginia naming as defendants the Company and certain directors and officers of the Company, including Robert G. Matheny, the President and a director of the Company, Roger A. Wittenberg, the Executive Vice President of Technical Operations and Materials Sourcing and a director of the Company, and Anthony J. Cavanna, the Executive Vice President, Chief Financial Officer and a Director of the Company. The complaints, which seek certification as class actions, principally allege that the Company and certain directors and officers of the Company violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company's operating and financial results and expectations and by filing misleading and inaccurate financial statements with the Securities and Exchange Commission. The complaints also allege that certain directors and officers of the Company sold shares of the Company's common stock at artificially inflated prices. The plaintiffs in the lawsuits seek unspecified monetary damages and any extraordinary, equitable and/or injunctive relief as permitted by law, equity and federal statutory provisions identified in the complaints. The Company believes that the lawsuits are without merit and intends to vigorously defend these lawsuits and any other similar lawsuits that may be served on the Company.

Item 2. Changes in Securities and Use of Proceeds

        Not Applicable

Item 3. Defaults Upon Senior Securities

        The information set forth in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" is incorporated by reference in this Item.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Company held its 2001 annual meeting of stockholders on May 10, 2001.

        (c) The following sets forth information regarding each matter voted upon at the 2001 annual meeting. There were 14,137,586 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2001 annual meeting.

        Proposal 1. The stockholders approved a proposal to elect each of the two nominees to the board of directors for a three-year term, which will expire at the annual meeting of stockholders in 2004. The tabulation of votes on this proposal is as follows:

             Nominees               Votes For           Votes Withheld
             --------               ---------           --------------

             William F. Andrews     13,067,313              109,255
             Andrew U. Ferrari      12,840,187              336,381

        Proposal 2. The stockholders approved a proposal to approve the Trex Company, Inc. 1999 Stock Option and Incentive Plan. The tabulation of votes on this proposal is as follows:

                      Votes For                             11,066,106
                      Votes Against                            603,753
                      Abstentions                               42,131
                      Broker Non-Votes                       1,464,578

        Proposal 3. The stockholders approved a proposal to approve the material terms for payment of annual executive incentive compensation to permit the compensation paid pursuant to such material terms to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The tabulation of votes on this proposal is as follows:

                        Votes For                  13,014,016
                        Votes Against                 113,885
                        Abstentions                    48,667

Item 5. Other Information

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Not Applicable

        (b) The Company did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TREX COMPANY, INC.
                               (Registrant)

Date: August 14, 2001          /s/ Anthony J. Cavanna
                               ----------------------

                               Anthony J. Cavanna, Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)