Form 10-Q
period 2001-09-30
TREX CO INC
filed 2001-11-14
CIK 1069878

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _____________________

                       Commission File Number: 001-14649

                               Trex Company, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                         54-1910453
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

            160 Exeter Drive
          Winchester, Virginia                                   22603-8605
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (540) 542-6300

              20 South Cameron Street, Winchester, Virginia 22601
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at November 11, 2001 was 14,154,558 shares.

                               TREX COMPANY, INC.

                                     INDEX


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2000
           and September 30, 2001 (unaudited)..............................  3

           Condensed Consolidated Statements of Operations for the Three
           and Nine Months Ended September 30, 2000 and 2001 (unaudited)...  4

           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 2001 (unaudited)............  5

           Notes to Condensed Consolidated Financial Statements
           (unaudited).....................................................  6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations...........................................  9

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...... 13

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings............................................... 14

  Item 2.  Changes in Securities and Use of Proceeds....................... 14

  Item 3.  Defaults Upon Senior Securities................................. 14

  Item 4.  Submission of Matters to a Vote of Security Holders............. 14

  Item 5.  Other Information............................................... 14

  Item 6.  Exhibits and Reports on Form 8-K................................ 14

  Signatures                                                                16

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               TREX COMPANY, INC.

                     Condensed Consolidated Balance Sheets

                                                      December 31,   September 30,
                                                         2000            2001
                                                      ------------   -------------
                                                                      (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents..........................  $         --   $         --
 Trade accounts receivable..........................    10,582,000      5,308,000
 Inventories........................................    23,017,000     32,002,000
 Prepaid expenses and other assets..................       689,000        741,000
 Deferred income taxes..............................       478,000        360,000
                                                      ------------   ------------

 Total current assets...............................    34,766,000     38,411,000
                                                      ------------   ------------

Property, plant, and equipment, net.................   113,635,000    137,330,000
Intangible assets, net..............................     7,544,000      7,013,000
Other...............................................       650,000        500,000
                                                      ------------   ------------

Total assets........................................  $156,595,000   $183,254,000
                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable.............................  $ 17,082,000   $ 10,449,000
 Accrued expenses...................................     2,053,000      1,156,000
 Income taxes payable...............................       574,000        181,000
 Other current liabilities..........................       664,000        894,000
 Current portion of long-term debt..................       697,000     25,662,000
                                                      ------------   ------------

 Total current liabilities..........................    21,070,000     38,342,000
                                                      ------------   ------------

Deferred income taxes...............................     5,782,000      6,354,000
Line of credit......................................    44,748,000     41,764,000
Debt-related derivatives............................            --      1,906,000
Long-term debt......................................    15,954,000     15,471,000
                                                      ------------   ------------

 Total liabilities..................................    87,554,000    103,837,000
                                                      ------------   ------------

Stockholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized; none issued and outstanding...........            --             --
 Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,135,060 and 14,151,125 shares
  issued and outstanding............................       141,000        142,000
 Additional capital.................................    41,330,000     41,542,000
 Retained earnings..................................    27,570,000     38,915,000
 Accumulated other comprehensive net loss...........            --     (1,182,000)
                                                      ------------   ------------

 Total stockholders' equity.........................    69,041,000     79,417,000
                                                      ------------   ------------

 Total liabilities and stockholders' equity.........  $156,595,000   $183,254,000
                                                      ============   ============

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                 ----------------------------------  ---------------------------------
                                                        2000              2001              2000             2001
                                                    -----------       -----------      ------------      -----------
Net sales.....................................      $25,806,000       $29,868,000      $101,308,000      $99,791,000
Cost of sales.................................       12,703,000        16,716,000        52,030,000       55,754,000
                                                    -----------       -----------      ------------      -----------

Gross profit..................................       13,103,000        13,152,000        49,278,000       44,037,000
Selling, general and administrative expenses..        4,647,000         7,478,000        19,097,000       24,602,000
                                                    -----------       -----------      ------------      -----------

Income from operations........................        8,456,000         5,674,000        30,181,000       19,435,000
Interest income...............................            3,000                --             5,000            2,000
Interest (expense)............................          (79,000)         (760,000)         (621,000)      (1,710,000)
                                                    -----------       -----------      ------------      -----------

Income before taxes...........................        8,380,000         4,914,000        29,565,000       17,727,000
Income taxes..................................        3,184,000         1,511,000        11,231,000        6,382,000
                                                    -----------       -----------      ------------      -----------

Net income....................................      $ 5,196,000       $ 3,403,000      $ 18,334,000      $11,345,000
                                                    ===========       ===========      ============      ===========

Basic earnings per common share...............       $     0.37       $      0.24      $       1.30      $      0.80
                                                    ===========       ===========      ============      ===========

Weighted average basic shares outstanding.....       14,132,959        14,149,049        14,127,938       14,142,686
                                                    ===========       ===========      ============      ===========

Diluted earnings per common share.............      $      0.37       $      0.24      $       1.29      $      0.80
                                                    ===========       ===========      ============      ===========

Weighted average diluted shares outstanding...       14,193,579        14,171,593        14,182,491       14,172,971
                                                    ===========       ===========      ============      ===========

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                           2000          2001
                                                                                       ------------  ------------
OPERATING ACTIVITIES
Net income.........................................................................    $ 18,334,000  $ 11,345,000
Adjustments to reconcile net income to net cash provided by operating activities:
 Deferred income taxes.............................................................       1,465,000     1,414,000
 Depreciation and amortization.....................................................       4,899,000     6,254,000
 Loss on disposal of property, plant and equipment.................................          14,000       472,000
Changes in operating assets and liabilities:
 Trade accounts receivable.........................................................      (4,430,000)    5,274,000
 Inventories.......................................................................      (3,851,000)   (8,985,000)
 Prepaid expenses and other assets.................................................        (819,000)       98,000
 Trade accounts payable............................................................       4,443,000    (6,633,000)
 Accrued expenses..................................................................         941,000      (897,000)
 Income taxes payable..............................................................       2,304,000      (393,000)
 Other current liabilities.........................................................        (436,000)      230,000
                                                                                       ------------  ------------

Net cash provided by operating activities..........................................      22,864,000     8,179,000
                                                                                       ------------  ------------

INVESTING ACTIVITIES
Expenditures for property, plant and equipment.....................................     (40,422,000)  (29,890,000)
                                                                                       ------------  ------------

Net cash used in investing activities..............................................     (40,422,000)  (29,890,000)
                                                                                       ------------  ------------

FINANCING ACTIVITIES
Borrowing under mortgages and term loans...........................................       5,940,000            --
Principal payments under mortgages and term loans..................................        (329,000)     (518,000)
Borrowings under line of credit....................................................      29,321,000    72,655,000
Principal payments under line of credit............................................     (17,575,000)  (50,639,000)
Proceeds from exercise under employee stock purchase and option plans..............         201,000       213,000
                                                                                       ------------  ------------

Net cash provided by financing activities..........................................      17,558,000    21,711,000
                                                                                       ------------  ------------

Net increase in cash and cash equivalents..........................................              --            --
Cash and cash equivalents at beginning of period...................................              --            --
                                                                                       ------------  ------------

Cash and cash equivalents at end of period.........................................    $         --  $         --
                                                                                       ============  ============

Supplemental Disclosure:

 Cash paid for interest............................................................    $  1,039,000  $  3,475,000
 Cash paid for income taxes........................................................    $  7,517,000  $  5,367,000

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

              Notes to Condensed Consolidated Financial Statements
  For the Three and Nine months Ended September 30, 2000 and 2001 (Unaudited)

1.  BUSINESS AND ORGANIZATION

Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering of the Company's common stock. Through its wholly owned subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(R) lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated audited financial statements as of December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.  INVENTORY

Inventories consist of the following:

                                      December 31, 2000  September 30,2001
                                      -----------------  ------------------
                                                            (unaudited)
Finished goods...................        $19,523,000        $26,103,000
Raw materials....................          3,494,000          5,899,000
                                         -----------        -----------
                                         $23,017,000        $32,002,000
                                         ===========        ===========

4.  DEBT

On November 13, 2001, the Company and the lender revised the terms of the Company's bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. The terms of the revised credit agreement provide for borrowings under a revolving credit facility of up to $17.0 million for working capital and general corporate purposes through January 31, 2003. Amounts drawn under the revolving credit agreement bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter, and are subject to a borrowing base consisting of accounts receivable and finished goods inventories. The revised agreement also provides for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1, 2002. The remaining principal balance and accrued interest on the term loan will be payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter. Amounts drawn under the term loan in excess of $33.0 million bear interest at an annual rate equal to LIBOR plus 5.00%. As of the date of this report, the Company has drawn down $58.0 million under ther term loan. In connection with the revised agreement, the maturity dates of the Company's real estate mortgage loans with this lender were modified and the interest rates on these loans were increased by 200 basis points through June 30, 2002 and by 300 basis points thereafter. The mortgage loans will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. The revised agreement, which was effective as of September 30, 2001, contains restrictive and financial covenants, and borrowings under the agreement are secured by a lien on substantially all of the Company's assets. In connection with the revised agreement, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Company's common stock at a price per share equal to the average of the last sale price of the common stock on the New York Stock Exchange for the 20 consecutive trading days beginning on October 30, 2001. The lender's right to purchase one-half of those shares will automatically terminate if the Company repays the revolving credit facility and term loan and an outstanding letter of credit on or before June 30, 2002. Before the foregoing revisions to the credit agreement, the Company was not in compliance with certain requirements of the agreement, including covenants that require the Company to maintain minimum leverage and capitalization ratios and to reduce its outstanding borrowings under the credit facility to $50 million as of a specified date. As a result of such non-compliance, the Company was also in violation of certain of its mortgage loans with a total balance of approximately $9.9 million as of September 30, 2001. The revision of the credit agreement eliminated such non-compliance as of September 30, 2001 under both the credit facility and such mortgage loans.

5.  STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                         2000             2001             2000            2001
                                                     -----------      -----------      -----------     -----------
Numerator:
Net income available to common
 shareholders, basic and diluted...............      $ 5,196,000      $ 3,403,000      $18,334,000     $11,345,000
                                                     ===========      ===========      ===========     ===========

Denominator:
 Weighted average shares outstanding, basic....       14,132,959       14,149,049       14,127,938      14,142,686
 Impact of potential common shares:
  Stock options................................           60,620           22,544           54,553          30,285
                                                     -----------      -----------      -----------     -----------

 Weighted average shares outstanding, diluted..       14,193,579       14,171,593       14,182,491      14,172,971
                                                     ===========      ===========      ===========     ===========

Basic earnings per share.......................            $0.37            $0.24            $1.30           $0.80
                                                           =====            =====            =====           =====

Diluted earnings per share.....................            $0.37            $0.24            $1.29           $0.80
                                                           =====            =====            =====           =====

6.  SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for the Trex product. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the third quarter of 2000 accounted for approximately 21.9% of annual sales in 2000. During the third quarter of 2000, the Company's increased production capacity enabled it to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy affected seasonality, the Company's historical seasonality may not be a reliable indicator of future seasonality.

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

The transition adjustment to implement this new standard, which is presented as a cumulative effect of change in accounting principle, increased liabilities by approximately $820,000, with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $508,000, net of tax). The Company recognized an increase in the liability of $1,056,000, with a corresponding decrease to stockholders' equity through other comprehensive income (approximately $732,000 net of tax and reclassification of earnings), for the three-month period ended September 30, 2001 and an increase in the liability of $1,086,000 with a corresponding decrease to stockholders' equity through other comprehensive income (approximately $825,000, net of tax and reclassification to earnings), for the nine-month period ended September 30, 2001. The Company estimates that of the amounts included in other comprehensive income, approximately $410,000, net of taxes of approximately $251,000, will be reclassified to earnings over the next 12 months.

Comprehensive income for the Company includes net income and derivative gains or losses that are excluded from net income but included as a separate component of total stockholders' equity. Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 2001 is as follows:

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  --------------------------------    -------------------------------
                                                          2000        2001                   2000         2001
                                                       ----------  ----------            -----------  -----------
Net income...................................          $5,196,000  $3,403,000            $18,334,000  $11,345,000
Cumulative effect of a change in accounting
 principle...................................                  --          --                     --     (508,000)
Net derivative change in fair value..........                  --    (732,000)                    --     (825,000)
Derivative loss reclassified to earnings.....                  --      77,000                     --      151,000
                                                       ----------  ----------            -----------  -----------

Total comprehensive income...................          $5,196,000  $2,748,000            $18,334,000  $10,163,000
                                                       ==========  ==========            ===========  ===========

The Company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This rule requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the Company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. The effect of this reclassification was to increase net sales and cost of sales by approximately $0.7 million for three-month period ended September 30, 2000, and approximately $2.6 million for the nine-month period ended September 30, 2000. This reclassification had no effect on net income in any period.

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its earnings and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of its Trex product; the Company's lack of product diversification; the Company's current dependence on its two manufacturing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital requirements and ability to raise capital; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these risks and uncertainties is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2001. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

The Company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(R) lumber ("Trex") is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation and freight. The most significant component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the Company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as amortization expense.

For most fiscal periods since the Company's inception, the Company has had to allocate its product supply to its customers. In 2000, the Company made capital expenditures of approximately $60.1 million, primarily to increase production capacity. Because of the expansion of its production capacity, during the third quarter of 2000 the Company was able to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. As a result of this development and current adverse economic conditions, customers generally no longer seek to stockpile inventories. The Company believes there has been a temporary slowdown in new orders as excess inventories at the wholesale and retail levels are reduced. The Company also believes that the slowdown in new orders and the effect of the slowdown on net sales may continue until the more normal seasonal demand for Trex products is fully resumed in 2002. During the quarters ended June 30 and September 30, 2001, the Company suspended operations on a portion of its production capacity and halted a substantial portion of its capital projects to reduce investments in inventory and working capital and preserve capital. As of September 30, 2001, the Company's capital projects in process totaled approximately $44.2 million. The Company has ceased the capitalization of interest on these projects until they are resumed. The Company is currently utilizing six of its 15 available production lines, representing approximately 40% of its production capacity. In connection with the curtailment of production capacity, the Company in August 2001 terminated approximately 15 employees at its Fernley, Nevada manufacturing facility and in October 2001 terminated a total of approximately 75 employees at its Fernley, Nevada and Winchester, Virginia manufacturing facilities and its corporate headquarters.

Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000

Net Sales

Net sales in the three months ended September 30, 2001 (the "2001 quarter") increased 15.7 % to $29.9 million from $25.8 million in the three months ended September 30, 2000 (the "2000 quarter"). The increase in net sales was significantly influenced by the increase in the number of dealer outlets, from approximately 2,500 at September 30, 2000 to approximately 2,900 at September 30, 2001, and to a lesser extent, a price increase of approximately 6.8%.

Cost of Sales

Cost of sales increased 31.6% to $16.7 million in the 2001 quarter from $12.7 million in the 2000 quarter as a result of the higher sales volume. Cost of sales as a percentage of net sales increased to 56.0% in the 2001 quarter from 49.2% in the 2000 quarter. The increase principally reflected operating inefficiencies from the reduced production level in the 2001 quarter.

Gross Profit

Gross profit increased 0.4% to $13.2 million in the 2001 quarter from $13.1 million in the 2000 quarter. The increase in gross profit was primarily attributable to the higher sales volume, which was substantially offset by production inefficiencies from the reduced production level in the 2001 quarter. Gross profit as a percentage of net sales decreased to 44.0% in the 2001 quarter from 50.8% in the 2000 quarter, primarily because of the increase in cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 60.9% to $7.5 million in the 2001 quarter from $4.6 million in the 2000 quarter, primarily because of an increase of $1.0 million in corporate personnel expenses and related hiring costs necessary to support the Company's growth and an increase of $1.1 million in expense incurred in the Company's marketing and branding activities.
Expenses relating to information technology increased $0.3 million as the Company continued installation of a new enterprise reporting system. During the 2001 quarter, the Company wrote off $0.3 million of previously capitalized costs relating to work performed on a prospective third plant site in Knoxville, Tennessee, which the Company decided not to pursue, and unamortized leasehold improvements of $0.2 million relating to the relocation of the Company's corporate headquarters. Rental expense increased $0.2 million at the new headquarters facility. The foregoing increases were partially offset by a reduction of $1.8 million in the accrual for profit sharing and management bonuses. The Company reversed these profit sharing and bonus accruals in the 2001 quarter based on management's revised assessment that none of the amounts would be earned and payable for 2001. As a percentage of net sales, selling, general and administrative expenses increased to 25.0% in the 2001 quarter from 18.0% in the 2000 quarter.

Interest Expense

Net interest expense increased to $0.8 million in the 2001 quarter from $0.1 million in the 2000 quarter. The increased expense primarily reflected higher average debt balances incurred since the 2000 quarter to fund the expansion of the Company's production capacity and, to a lesser extent, higher interest rates charged on outstanding borrowings. The increase was partially offset by the capitalization of interest with respect to projects financed with those borrowings.

Provision for Income Taxes

The Company recorded a provision for income taxes of $1.5 million in the 2001 quarter compared to a provision of $3.2 million in the 2000 quarter. Both provisions reflect a 38% combined effective tax rate. The provision in the 2001 quarter reflects a $0.3 million adjustment to decrease the accrual for state taxes payable.

Net Income

The Company's net income decreased 34.5% to $3.4 million in the 2001 quarter from $5.2 million in the 2000 quarter. The decrease in net income in the 2001 quarter was primarily attributable to higher costs of sales attributable to production inefficiencies from the reduced production level and the increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

Net Sales

Net sales in the nine months ended September 30, 2001 (the "2001 nine-month period") decreased 1.5% to $99.8 million from $101.3 million in the nine months ended September 30, 2000 (the "2000 nine-month period"). The decrease in net sales was primarily attributable to a reduction in sales volume, as the Company eliminated the allocation of product supply in October 2000, which led to customers reducing stockpiles of inventory in 2001. The increase in net sales was significantly influenced by the increase in the number of dealer outlets, from approximately 2,500 at September 30, 2000 to approximately 2,900 at September 30, 2001, and to a lesser extent, a price increase of approximately 6.8%.

Cost of Sales

Cost of sales increased 7.2% to $55.8 million in the 2001 nine-month period from $52.0 million in the 2000 nine-month period. Cost of sales as a percentage of net sales increased to 55.9% in the 2001 nine-month period from 51.4% in the 2000 nine-month period. The increase principally reflected operating inefficiencies from the reduced production level in the 2001 nine-month period.

Gross Profit

Gross profit decreased 10.6% to $44.0 million in the 2001 nine-month period from $49.3 million in the 2000 nine-month period. The decrease in gross profit was primarily attributable to the lower sales volume and production inefficiencies from the reduced production level in the 2001 nine-month period. Gross profit as a percentage of net sales decreased to 44.1% in the 2001 nine-month period from 48.6% in the 2000 nine-month period, primarily because of the increase in cost of sales as a percentage of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 28.8% to $24.6 million in the 2001 nine-month period from $19.1 million in the 2000 nine-month period. The increase was primarily attributable to an increase of approximately $2.8 million in corporate personnel expense and related hiring costs necessary to support the Company's planned growth, and an increase in marketing and branding expenses of $1.2 million. Healthcare costs increased $0.6 million due to a larger workforce and higher medical costs. Expenses relating to information technology increased $0.3 million as the Company continued installation of a new enterprise reporting system. During the 2001 quarter, the Company wrote off $0.3 million of previously capitalized costs relating to work performed on a prospective third plant site in Knoxville, Tennessee, which the Company decided not to pursue, and unamortized leasehold improvements of $0.2 million relating to the relocation of the Company's corporate headquarters. Rental expense increased $0.2 million at the new headquarters facility. The foregoing increases were partially offset by a reduction of $1.8 million in the accrual for profit sharing and management bonuses. The Company reversed these profit sharing and bonus accruals in the 2001 quarter based on management's revised assessment that none of the amounts would be earned and payable for 2001. As a percentage of net sales, selling, general and administrative expenses increased to 24.7% in the 2001 nine-month period from 18.9% in the 2000 nine-month period.

Interest Expense

Net interest expense increased to $1.7 million in the 2001 nine-month period from $0.6 million in the 2000 nine-month period. The increased expense primarily reflected higher average debt balances incurred since the 2000 nine-month period to fund the expansion of the Company's production capacity and, to a lesser extent, higher interest rates charged on outstanding borrowings. The increase was partially offset by the capitalization of interest with respect to projects financed with those borrowings.

Provision for Income Taxes

The Company recorded a provision for income taxes of $6.4 million in the 2001 nine-month period compared to a provision of $11.2 million in the 2000 nine-month period. Both provisions reflect a 38% combined effective tax rate. The provision in the 2001 nine-month period reflects a $0.3 million adjustment to decrease the accrual for state taxes payable.

Net Income

The Company's net income decreased 38.1% to $11.3 million in the 2001 nine-month period from $18.3 million in the 2000 nine-month period. The decrease in net income in the 2001 nine-month period was primarily attributable to lower net sales resulting from the stockpiling of inventories by customers, higher costs of sales attributable to production inefficiencies from the reduced production level, and the increase in selling, general and administrative expenses.

Liquidity and Capital Resources

The Company's total assets increased from $156.6 million at December 31, 2000 to $183.3 million at September 30, 2001. Receivables decreased by $5.3 million as the Company offered some distributors extended payment terms in the fourth quarter of 2000 to facilitate the addition of new distributors and the introduction on a national basis of the newest Trex color, Madeira. Inventories increased by $9.0 million from December 31, 2000 to September 30, 2001 as a result of lower net sales in the 2001 nine-month period. Property, plant and equipment, net, increased $23.7 million as the Company continued construction of a second manufacturing facility in Winchester, Virginia, installation of manufacturing lines in both its Winchester, Virginia and Fernley, Nevada facilities, and construction of a plastic processing facility in Winchester, Virginia. Trade accounts payable decreased $6.6 million as a result of the timing of payments relating to the foregoing construction projects. The Company financed these activities in the 2001 nine-month period from operating cash flows and additional net draws of approximately $22.0 million under its revolving credit facilities.

The Company historically has financed its operations and growth primarily with cash flow from operations and borrowings under its credit facilities.

The Company's cash flow from operating activities for the 2001 nine-month period was $8.2 million compared to cash flow from operating activities of $22.9 million for the 2000 nine-month period. Trade accounts receivable, net, decreased from $5.7 million at September 30, 2000 to $5.3 million at September 30, 2001. Inventories increased from $12.5 million at September 30, 2000 to $32.0 million at September 30, 2001 as the Company's production of Trex products grew at a faster rate than net sales. Trade accounts payable decreased from $10.9 million at September 30, 2000 to $10.4 million at September 30, 2001 as a result of the timing of payments relating to the Company's construction projects.

As of September 30, 2001, the Company's indebtedness, excluding amounts outstanding under its revolving credit facility, totaled $16.1 million and had an overall weighted average interest rate of approximately 9.0% per annum.

On November 13, 2001, the Company and the lender revised the terms of the Company's bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. The terms of the revised credit agreement provide for borrowings under a revolving credit facility of up to $17.0 million for working capital and general corporate purposes through January 31, 2003. Amounts drawn under the revolving credit agreement bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter, and are subject to a borrowing base consisting of accounts receivable and finished goods inventories. The revised agreement also provides for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1, 2002. The remaining principal balance and accrued interest on the term loan will be payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter. Amounts drawn under the term loan in excess of $33.0 million bear interest at an annual rate equal to LIBOR plus 5.00%. As of the date of this report, the Company has drawn down $58.0 million under the term loan. In connection with the revised agreement, the maturity dates of the Company's real estate mortgage loans with this lender were modified and the interest rates on these loans were increased by 200 basis points through June 30, 2002 and by 300 basis points thereafter. The mortgage loans will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. The revised agreement, which was effective as of September 30, 2001, contains restrictive and financial covenants, and borrowings under the agreement are secured by a lien on substantially all of the Company's assets. In connection with the revised agreement, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Company's common stock at a price per share equal to the average of the last sale price of the common stock on the New York Stock Exchange for the 20 consecutive trading days beginning on October 30, 2001. The lender's right to purchase one-half of those shares will automatically terminate if the Company repays the revolving credit facility and term loan and an outstanding letter of credit on or before June 30, 2002. Before the foregoing revisions to the credit agreement, the Company was not in compliance with certain requirements of the agreement, including covenants that require the Company to maintain minimum leverage and capitalization ratios and to reduce its outstanding borrowings under the credit facility to $50 million as of a specified date. As a result of such non-compliance, the Company was also in violation of certain of its mortgage loans with a total balance of approximately $9.9 million as of September 30, 2001. The revision of the credit agreement eliminated such non-compliance as of September 30, 2001 under both the credit facility and such mortgage loans.

Capital expenditures during the 2001 nine-month period totaled $29.9 million and for the balance of 2001 are expected to total approximately $2.1 million. The Company is currently utilizing six of its 15 available production lines, representing approximately 40% of its production capacity. The nine other production lines can resume operation at nominal expense. The Company has temporarily halted a substantial portion of its capital projects to preserve capital. The Company believes that cash flow from operations and borrowings expected to be available under the Company's bank credit facility will provide sufficient funds to enable the Company to continue its business as currently planned and meet scheduled debt service obligations for the next 12 months. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex products and evolving market and economic conditions. The Company may determine that it is necessary or desirable to obtain financing for such requirements through the issuance of debt or equity securities. Debt financing would increase the leverage of the Company, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary existing market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through a combination of variable-rate debt under its revolving credit and term loan facilities and interest rate swap agreements with respect to its other debt. Amounts drawn under the Company's revolving credit and term loan facilities bear interest at annual rates between LIBOR plus 3.0% and LIBOR plus 5.0%. As of September 30, 2001, pursuant to interest rate swap agreements on its variable-rate mortgage debt, the Company had effectively fixed its interest rate exposure at a rate of 9.0% on $16.1 million of such variable-rate debt.

The Company does not have any material foreign currency forward contracts or commodity contracts and does not have any material foreign currency exposure.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As disclosed in the Company's report on Form 10-Q for the quarter ended June 30, 2001, commencing on or about July 11, 2001, four purported class action lawsuits (the "Class Actions") were filed in the United States District Court for the Western District of Virginia naming as defendants Trex Company, Inc. and certain directors and officers of the Company, including Robert G. Matheny, the President and a director of the Company, Roger A. Wittenberg, the Executive Vice President of Technical Operations and Materials Sourcing and a director of the Company, and Anthony J. Cavanna, the Executive Vice President, Chief Financial Officer and a director of the Company. The plaintiffs in the lawsuits purport to represent a class of purchasers of the Company's common stock between November 2, 2000 and June 18, 2001. The complaints, one of which since has been dismissed voluntarily, principally allege that the Company and certain directors and officers of the Company violated Sections 10(b) and 20(a) of, and Rule 10b-5 under, the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company's operating and financial results and expectations and by filing misleading and inaccurate financial statements with the Securities and Exchange Commission. They also allege that Mr. Matheny and Mr. Wittenberg sold shares of the Company's common stock during a period in which the price of the common stock was inflated artificially due to the purportedly misleading statements. The plaintiffs in the lawsuits seek unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The Company believes that the lawsuits are without merit and intends to vigorously defend these lawsuits and any other similar lawsuits that may be served on the Company.

On or about September 21, 2001, Trex Company, Inc. was named in a related complaint filed in the Circuit Court for the City of Winchester, Virginia (the "Bennett Complaint"). The Bennett Complaint purports to assert a derivative suit for the benefit of the Company against each of its directors. It alleges that during the same period at issue in the Class Actions and in violation of applicable state and/or federal laws, the individual defendants caused the Company to issue materially misleading disclosures in order to inflate the Company's common stock price and permit insider trading by two of the individual defendants, Mr. Matheny and Mr. Wittenberg. The Bennett Complaint further alleges that the individual defendants thereby exposed the Company to potential damages in connection with the Class Actions. The Bennett Complaint seeks a constructive trust in favor of the Company over the profits received from the allegedly improper insider sales, as well as an unspecified amount of damages allegedly sustained by the Company, together with attorneys' fees, costs and expenses. No damages or other relief are sought from the Company. On October 19, 2001, the Bennett Complaint was removed to the federal court in which the related Class Actions are pending.

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

         Not Applicable

Item 5.  Other Information

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)    The Company files herewith the following exhibits:

         10.1 Second Amended and Restated Credit Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank.

         10.2 Security Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank.

         10.3 Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to Western Title Company, Inc. securing First Union National Bank.

         10.4 Modified Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to TRSTE, Inc. securing First Union National Bank.

         10.5 $5,940,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

         10.6 $1,035,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

         10.7 $3,780,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

         10.8 $58,000,000 Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

         10.9 Registration Rights Agreement, dated as of November 13, 2001, among Trex Company, Inc., First Union National Bank and the other Holders from time to time thereafter.

         10.10 Trex Company, Inc. Common Stock Purchase Warrant, dated November 13, 2001, issued to First Union National Bank.

         (b) The following Current Report on Form 8-K was filed by the Company during the period covered by this report:

         Date of Report         Item Covered
         --------------         ------------

         September 18, 2001     Item 5 (termination of land purchase contract
                                for prospective third plant site)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TREX COMPANY, INC.
                                   (Registrant)

Date:  November 14, 2001           By: /s/ Anthony J. Cavanna
                                       ----------------------------------
                                       Anthony J. Cavanna, Executive Vice
                                        President and Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                 Exhibit Index

Number                         Exhibit Description
------                         -------------------

10.1 Second Amended and Restated Credit Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank.

10.2 Security Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank.

10.3 Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to Western Title Company, Inc. securing First Union National Bank.

10.4 Modified Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to TRSTE, Inc. securing First Union National Bank.

10.5 $5,940,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

10.6 $1,035,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

10.7 $3,780,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

10.8 $58,000,000 Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank.

10.9 Registration Rights Agreement, dated as of November 13, 2001, among Trex Company, Inc., First Union National Bank and the other Holders from time to time thereafter.

10.10 Trex Company, Inc. Common Stock Purchase Warrant, dated November 13, 2001, issued to First Union National Bank.