Form 10-K405
period 2001-12-31
TREX CO INC
filed 2002-03-21
CIK 1069878

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended December 31, 2001

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from__________ to __________

                       Commission file number: 001-14649

                               -----------------

                              Trex Company, Inc.
            (Exact name of registrant as specified in its charter)

                         Delaware                 54-1910453
              (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

               160 Exeter Drive, Winchester, Virginia  22603-8605
              (Address of Principal Executive Offices) (Zip Code)


                                (540) 542-6300
              Registrant's telephone number, including area code:

                                Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:


        Title of each class: Name of each exchange on which registered:
            Common Stock              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 7, 2002, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $140 million.

   The number of shares of the registrant's Common Stock, $.01 par value, outstanding on March 7, 2002 was 14,157,912.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the proxy statement for the 2002 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                  Page

                                         PART I
                                         ------
Item 1.  Business ...............................................................................   1
Item 2.  Properties .............................................................................  17
Item 3.  Legal Proceedings ......................................................................  17
Item 4.  Submission of Matters to a Vote of Security Holders ....................................  18

                                         PART II
                                         -------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..................  19
Item 6.  Selected Financial Data ................................................................  20
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..  23
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............................  32
Item 8.  Financial Statements and Supplementary Data ............................................  32
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...  32

                                         PART III
                                         --------
Item 10.  Directors and Executive Officers of the Registrant ....................................  33
Item 11.  Executive Compensation ................................................................  35
Item 12.  Security Ownership of Certain Beneficial Owners and Management ........................  35
Item 13.  Certain Relationships and Related Transactions ........................................  35

                                         PART IV
                                         -------
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................  36

Index to Consolidated Financial Statements....................................................... F-1

                           FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar words as they relate to Trex Company, Inc. or our management are intended to identify some of these forward-looking statements. All statements by Trex Company, Inc. regarding our expected financial position and operating results, our business strategy and our financing plans are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed under the caption "Business--Risk Factors" in this report.

     Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

                                     PART I

Item 1.  Business

General

         Trex Company, Inc., which we sometimes refer to as the "company" in this report, is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(R) lumber is a wood/plastic composite that offers an attractive appearance and the workability of wood without wood's on-going maintenance requirements and functional disadvantages. Trex is manufactured in a proprietary, partially patented process that combines waste wood fibers and reclaimed polyethylene and is used primarily for residential and commercial decking. We promote Trex among consumers and contractors as a premium-decking product.

         We seek to achieve sales growth in the decking market by converting demand for wood decking products into demand for Trex. We intend to continue to develop and promote the Trex brand name as a premium-decking product and to focus on the contractor-installed market segment. This segment represents approximately 70% of the decking market, as measured by board feet of lumber, as contractors generally build larger, more elaborate residential decks than decks built by homeowners in the "do-it-yourself" market segment. As of December 31, 2001, we sold our products through approximately 90 wholesale distribution locations, which in turn sold Trex to approximately 2,900 dealer outlets across the United States.

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

Decking Market Overview

         The decking market is part of the substantial home improvement market. Expenditures for residential improvements and repairs totaled approximately $153 billion in 2000, according to the U.S. Census Bureau, and the home improvement market grew at a compound annual growth rate of 7.3% for the five-year period ended December 31, 2000. The primary market for Trex is residential decking and, to a lesser extent, commercial decking. Annual factory sales in 2000 of residential decking totaled approximately $2.2 billion, or approximately 2.6 billion board feet of lumber. This market includes all decking products other than those used for a deck's substructure, such as stringers, beams and columns. For the three-year period ended December 31, 2000, factory sales of all residential decking increased at a compound annual growth rate of approximately 7%. For the same three-year period, factory sales of non-wood alternative decking products to the residential market increased at a compound annual growth rate of over 50%.

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

         The majority of decks are built for existing homes as new additions or to replace other decks. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of decking is a relatively low-cost means of adding livable space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. We estimate that the installed cost of a majority of decks ranges from $15 to $20 per square foot, which is significantly less than the cost of a typical interior construction project. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

         The following table shows, in board feet of lumber, our estimate of the percentage of 2000 factory sales to the decking market generated by each product category listed:

                                                                 Percentage of
     Product                                                  2000 Factory Sales
     -------                                                  ------------------
     Wood ................................................             95%
     Wood/plastic composites .............................              4
     100% plastic ........................................              1
                                                                     ----
                                                                      100%
                                                                     ====

         Approximately 85% of the lumber used in wooden decks is southern yellow pine or fir, which is pressure-treated with pesticides and other chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking products utilize polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of wood fiber and polyethylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. In 2002, the Environmental Protection Agency announced an agreement under which manufacturers will voluntarily phase out by December 2003 the residential use of chromated copper arsenate, or CCA, which is a preservative used in approximately 90% of all pressure-treated lumber. We believe that the publicity relating to this agreement will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of active chemicals in pressure-treated lumber.

         Distributors of wood decking materials typically sell to lumber yards and home centers, which in turn supply the materials to homebuilders, contractors and homeowners. Manufacturers of non-wood decking alternatives also generally use these distribution channels because many of these alternative products can be stacked, stored and installed like wood products.

         Wood decking products generally are not associated with brand identification. The primary softwoods used for decking, which consist of treated southern yellow pine, treated fir, redwood and cedar, are sold as commodities graded according to classifications established by the U.S. Department of Commerce. Pricing is based on species, grade, size and level of chemical treatment, if any. There generally is no pricing differentiation based on brand, although some wood preservers have attempted to brand their treated wood products. We believe that these companies, which we estimate represent less than 5% of the treated wood market, have not established meaningful brand name recognition.

Growth Strategies

         Our long-term goals are to continue to be the leading producer of a superior non-wood decking alternative product, to increase our market share of the decking market and to expand into new products and geographic markets. To attain these goals, we will employ the following long-term strategies:

         . we plan to increase our investment in, and the resources devoted to, development of the Trex brand;

         . we intend to expand comprehensive national coverage for Trex by increasing the number of dealer outlets selling Trex;

         . we plan to increase our output of Trex by increasing productivity and adding production capacity in our existing facilities in Winchester, Virginia and Fernley, Nevada;

         . we will seek to continue making investments in process and product development to support new products and improve product consistency, reduce manufacturing costs and increase operating efficiencies; and

         . we will seek to continue developing opportunities for Trex in new products and product applications and in geographic markets beyond our U.S. base.

Products

         We manufacture Trex Wood-Polymer lumber in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is produced in popular lumber sizes and is currently sold in five colors: Natural, Winchester Grey, Madeira, Woodland Brown and Saddle.

         We launched Saddle, our newest color, in 2001, as well as several new profiles, including our code-listed Railpost(TM), which enables an all-Trex deck and railing system, and 1x8, which is used primarily for deck trim. We reintroduced landscape edging in 2001 after a hiatus due to capacity constraints.

         Trex offers a number of significant advantages over wood decking products. Trex eliminates many of wood's major functional disadvantages, which include warping, splitting and other damage from moisture. Trex requires no sealing to protect against moisture damage, provides a splinter-free surface and needs no chemical treatment against rot or insect infestation. These features of Trex eliminate most of the on-going maintenance requirements for a wood deck and make Trex less costly than wood over the life of the deck. Like wood, Trex is slip-resistant, even when wet, can be painted or stained and is not vulnerable to damage from ultraviolet rays. The special characteristics of Trex, including resistance to splitting, flexibility, and ease and consistency of machining and finishing, facilitate deck installation, reduce contractor call-backs and afford customers a wide range of design options. Trex does not have the tensile strength of wood and, as a result, is not used as a primary structural member in posts, beams or columns used in a deck's substructure.


         Trex has received product building code listings from the major U.S. building code listing agencies for both our decking and railing systems. Our listings facilitate the acquisition of building permits by residential consumers of Trex. We believe that our listings promote customer and industry acceptance of Trex as a substitute for wood in decking.

         We derived approximately 98% of our 2001 net sales from sales of Trex to the residential and commercial decking market. We also have a number of non-decking product applications, which generated the remaining 2% of our 2001 net sales. These applications include blocks to cover and protect concrete floors in heavy industrial plants; applications for parks and recreational areas, including playground structures, picnic tables and benches, fencing and theme park applications; floating and fixed docks and other marine applications; and landscape edging.

Sales and Marketing

         We have a dedicated sales force that works with all levels of our distribution system. During 2001, we increased our sales force from 18 to 37 company employees to assist in the "pull through" of our products. We expect to continue to expand our sales force as needed to further these efforts.

         We have invested approximately $25 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking market. Our sales growth in the decking market will largely depend on converting demand for wood products into demand for Trex. Accordingly, our branding strategy will continue to emphasize the advantages of Trex over wood decking, fencing and accessory products. We have implemented a two-pronged marketing program directed at consumers and contractors. We seek to develop consumer brand awareness and contractor preference to generate demand for Trex among dealers and distributors, who then recommend Trex to other contractors and consumers. We believe that our branding strategy promotes product differentiation of Trex in a market which is not generally characterized by brand identification and enables us both to command premium prices and to maintain price stability for Trex.

         The following are the key elements of our marketing program:

         Consumer Advertising. We advertise Trex decking in popular home and garden consumer publications, including This Old House, Southern Living, House & Garden and Sunset. Several of these publications feature "idea" homes each year that incorporate leading building materials. Trex decking was featured in four of these idea homes in 2001.

         Public Relations. We employ a public relations firm to stimulate interest in Trex decking by the print and broadcast media. During 2001, print and broadcast stories featuring Trex decking generated a total of 360 million "impressions," which represent potential viewings, compared to 185 million impressions in 2000. There were more than 2,000 articles in magazines and newspapers featuring Trex in 2001 compared to 450 articles in 2000. Major newspapers featuring articles on Trex included the Los Angeles Times, San Francisco Chronicle, Newsday and The Christian Science Monitor. Home-oriented magazines featuring articles on Trex articles included Home Magazine, Sunset Magazine and Southern Living. Trex also received television coverage on the PBS series "Garden's Gate" and on a number of network television affiliates across the country.

         Trade Advertising and Promotion. To build a brand name for Trex with decking contractors, we reach a professional building audience through advertisements in leading building and remodeling magazines, including Builder, Building Products, Fine Homebuilding, Journal of Light Construction and other well-known publications. In 1999, we initiated an incentive program for deck builders, which rewards contractors for their purchases of Trex decking. In 2001, over 1,000 new members enrolled in this program.

         Model Home Program. We operate a program that is designed to provide promotional allowances and display materials to homebuilders who use Trex for their model home decks and agree to promote Trex. More than 185 builders have participated in this program.

         Homebuilder Focus. Our marketing program targets major homebuilder groups in different regions of the country. A number of these homebuilder groups, including David Weekley Homes, Pulte Homes, Royce Homes, Ryan Homes, Toll Brothers, D.R. Horton, Inc., Standard Pacific Homes, Richmond American Homes, John Weiland Homes & Neighborhoods and Rottlund Homes, have agreed to offer Trex decking as their standard decking material on major home developments.

         Trade and Home Shows. We annually exhibit Trex decking at five national trade shows for homebuilders, contractors and specifiers that have a total attendance of approximately 300,000. We also exhibit our product line at major regional home and garden shows. Distributors, dealers and contractors experienced in Trex decking provide additional support by exhibiting Trex decking at smaller, local home shows.

         Showcase Projects. We also obtain brand name recognition through our association with highly publicized showcase projects. Trex decking was used in a number of new projects in 2001, including Misquamicut Beach Boardwalk in Misquamicut, Rhode Island, Pajaro Dunes overwalks in Monterrey, California, and Paradise Lighthouse Deck and Walkway in Paradise, Michigan. Other showcase projects include the Presidential Trail at Mount Rushmore, the Toronto Boardwalk on Lake Ontario, the Florida Everglades walkways and the Grand Canyon Education Center.

         Marketing Research. During 2001, Trex was featured in three marketing research studies related to decking commissioned by leading trade publications. Professional Builder Magazine surveyed homebuilders and found that Trex was the "brand most preferred" by a 2-to-1 margin over any other decking brand. Professional Remodeler Magazine surveyed remodeling contractors and found that Trex was the "brand most preferred" by a 3-to-1 margin over any other decking brand. Building Products Magazine recognized Trex as a "2001 Brand Leader" for generating the most reorder inquiries in the decking products category.

Distribution

         In 2001, we generated approximately 99% of our net sales through our wholesale distribution network. At December 31, 2001, we sold our Trex product line to 20 wholesale companies operating from approximately 90 distribution locations. At the same date, our distributors marketed Trex to approximately 2,900 dealer outlets across the United States. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. In 2001, we made the remaining 1% of our net sales directly to industrial floor fabricators, playground material distributors and other accounts.

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

         Under our agreement with each wholesale distributor, we appoint the distributor on a non-exclusive basis to distribute Trex within a specified area. The distributor generally purchases Trex at our prices in effect at the time we ship the product to the distributor. The distributor is required to maintain specified minimum inventories of Trex. Upon the expiration of the initial one-year term, the agreement is automatically renewed for additional one-year terms unless either party provides notice of termination at least 30 days before the expiration of any renewal term. Either party may terminate the agreement at any time upon 30 days' notice, while we may also terminate the agreement immediately upon the occurrence of specified events.

         We require our wholesale distributors to contribute significant resources to support Trex. All wholesale distributors are required to appoint a Trex specialist, regularly conduct dealer-training sessions, fund demonstration projects and participate in local advertising campaigns and home shows. We sponsor intensive two-day training seminars to help train Trex specialists.

         In 1999, 2000 and 2001, we generated in excess of 10% of our net sales to each of five wholesale distribution companies: Capital Lumber Company, Boise Cascade Corporation, Oregon Pacific Corporation, Parksite Plunkett-Webster and Snavely Forest Products. Distributors that individually accounted for more than 10% of our annual net sales collectively accounted for approximately 75% of our net sales in 1999 and 2000 and approximately 78% of our net sales in 2001. None of such distributors individually accounted for more than 21% of our net sales in any of these years.

         To augment our dealer outlets, we plan to add new distributors and increase the number of our wholesale distribution locations.

         Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors and are the primary market for Trex. Although there is demand for Trex from both the "do-it-yourself" homeowner and contractor, our sales efforts emphasize the contractor-installed market to achieve premium product positioning for Trex and to ensure that the installations will have professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support. To increase comprehensive national coverage for Trex, we plan to increase the number of dealer outlets stocking Trex products.

         Contractor/Dealer Locator Service and Web Site. We maintain a toll-free telephone service (1-800-BUY-TREX) for use by consumers and building professionals to locate the closest contractors and dealers offering Trex and to obtain product information. We use these calls to generate sales leads for contractors, dealers, distributors and Trex sales representatives. We also analyze caller information to assess the effectiveness of our promotional and advertising activities.

         As an additional source of information to consumers, dealers and distributors, we operate a web site (www.trex.com) which provides product installation information, handling instructions, a contractor locator service, a dealer locator service, photographs of showcase installations, technical reports and other information. The contents of our web site are not part of this report.

         Contractor Training. We have provided training about Trex to more than 40,000 contractors since 1995. Contractors receive a Trex Contractor Kit containing a product handbook, sales literature and product samples as part of their training. We have established a TrexPro association of top contractors who receive comprehensive training and have the quality of their work audited by a Trex representative. These contractors receive consumer lead referrals directly from 1-800-BUY-TREX and are listed on our web site.

         Shipment. We ship Trex to distributors by truck and rail. Distributors pay all shipping and delivery charges.

Manufacturing Process

         Trex is manufactured at our two facilities in Winchester, Virginia, which total approximately 265,000 square feet and had four of nine production lines in operation at December 31, 2001, and our 250,000-square foot facility in Fernley, Nevada, which had two of six production lines in operation at the same date. Each production line is highly automated and, on average, requires fewer than five employees to operate per shift.

         In 2001, our Winchester facilities produced approximately $82.1 million sales value of finished product and our Fernley facility produced approximately $49.2 million sales value of finished product. During the third and fourth quarters of 2001, to reduce our finished product inventories and conserve working capital, we temporarily suspended operation of five production lines in our Winchester facilities and four production lines in our Fernley facility. These lines remained idle at December 31, 2001. Including these lines, our total annual capacity at December 31, 2001 was approximately $180 million sales value of finished product. As of December 31, 2001, our construction in process totaled approximately $42.4 million. The construction in process consisted primarily of seven production lines in various stages of completion at our Winchester and Fernley facilities and a plastic processing plant at our Winchester facility. We currently expect that the production lines in process will be completed and put into service in 2003 or 2004, that the plastic processing plant in process will be completed and put into service in late 2002 or 2003, and that the idled production lines will be put back into service during 2002 and 2003. At such time as the construction in process is completed, we estimate our Winchester and Fernley facilities will be capable of producing a total of approximately $260 million sales value of finished product annually.

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

         Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We have invested approximately $155 million and ten years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 200% since 1992. We also have broadened the range of raw materials that can be used to produce Trex by developing hardware capable of utilizing different forms of poly material to produce a consistent final product. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. In 1998, we centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester manufacturing facilities.

         In conjunction with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency. Under this program, we test one Trex board from every other production bundle to determine whether it meets the detailed, published criteria for code listing. Representatives of the inspection agency conduct unannounced monthly on-site audits of these program records to assure conformity to testing and to check test results.

Suppliers

         The production of Trex requires the supply of wood fiber and polyethylene from reclaimed grocery sacks and stretch film. We are party to several short-term and long-term supply contracts that require us to take or pay for raw materials for periods of up to ten years. The quantities of raw materials to be purchased under these contracts are not fixed or determinable.

         Wood Fiber. In 2001, we consumed approximately $5.4 million of wood fiber. Woodworking plants or mills are our preferred suppliers of wood fiber because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate wood fiber as a byproduct of their manufacturing operations. To minimize our purchase costs, we seek to provide the manufacturing facilities with prompt and reliable removal service using equipment we furnish.

         Five suppliers accounted individually for more than 10% and collectively for approximately 60% of our 2001 wood fiber purchases. We obtain our wood fiber supplies at prices that are fixed annually at the then-current market price under multi-year contracts with varying terms. Based on our discussions with wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

         Poly. In 2001, we consumed approximately $26.3 million of poly material, which was primarily composed of reclaimed grocery sacks and stretch film. Approximately two billion pounds of poly film are used in the manufacture of grocery sacks and stretch film in the United States each year. We will increasingly seek to meet our future needs for poly material from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic paper laminates.

         We have developed a new source of poly material through our participation in a joint venture that operates a new plant in El Ejido, Spain. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural applications. The plant began operations during 2001 and delivered approximately $1.3 million of plastic raw material to us during the year. Under our joint venture agreement, we have the right to purchase up to 100% of the plant's production.

         To facilitate our poly processing operations, we are constructing our own plastic processing plant on our manufacturing site in Winchester, Virginia. We currently expect that this plant will be completed and put into service in late 2002 or 2003.

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

         Stretch film is used to stabilize pallet loads to avoid damage during shipping and handling. We collect stretch film from distribution centers that service the grocery and other industries, including the furniture, machinery, parts and soft goods industries. Suppliers of stretch film save on waste disposal costs by selling us the bundled film.

         No supplier sold 10% or more of the poly material we purchased in 2001. We generally acquire poly material by purchase order at prices that are fixed annually at the then-current market price.

Competition

         Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking.

         The primary competition for Trex is wood decking, which accounted for approximately 95% of 2000 decking sales, as measured by board feet of lumber. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do.

         Approximately 85% of the lumber used in wooden decks is pressure-treated southern yellow pine or fir. Southern yellow pine is used for decking because its porosity allows it readily to accept the chemicals used in the treating process that creates resistance to rotting and insect infestation. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The chemical compound used to treat wood is typically chromated copper arsenate, or CCA, an EPA-registered pesticide. In 2002, the Environmental Protection Agency announced an agreement under which manufacturers will voluntarily phase out the residential use of CCA by December 2003. Other chemical preservatives, which could replace CCA, are more costly and have a limited history upon which to base claims of efficiency and safety. The balance of the wood decking segment is primarily divided between redwood and cedar, with some amounts of treated fir and exotic hardwoods. Because old, slow-growth timber has been depleted, new, fast-growth varieties predominate. These varieties do not have the natural decay resistance or close rings of old, slow-growth timber, causing them to be more susceptible to rotting, insect infestation, splintering and warping.

         We estimate that wood/plastic composites accounted for approximately 4% of 2000 decking sales, as measured by board feet of lumber. There are more than 25 manufacturers of wood/plastic composite lumber in addition to the company. Many of these manufacturers participate in the decking market only on a limited basis.

         Trex also competes with decks made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, we estimate this segment accounted for approximately 1% of 2000 decking sales as measured by board feet of lumber. A number of factors have limited the success of 100% plastic lumber manufacturers, including a less efficient manufacturing process, inconsistent product quality, and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

         We estimate that Trex currently represents approximately 50% of the non-wood segment of the decking market. Our principal competitors in that market segment include Advanced Environmental Recycling Technologies, Inc., Crane Plastics, Louisiana-Pacific Corporation, CertainTeed Corporation and U.S. Plastic Lumber Corporation.

         Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex.

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

         The following chart compares particular attributes of Trex to the characteristics of treated wood and 100% plastic products:

                                                                 Treated  100%
              Characteristics                              Trex   Wood   Plastic
     --------------------------------                      ----   ----   -------
     Low moisture absorption .............................  x               x
     Splinter-free .......................................  x               x
     Resistant to insect damage ..........................  x       x       x
     No chemical preservatives ...........................  x               x
     No splitting ........................................  x               x
     No rotting ..........................................  x       x       x
     No warping ..........................................  x               x
     No sealant required .................................  x               x
     Slip resistant ......................................  x       x
     Low thermal expansion/contraction ...................  x       x
     Low thermal conductivity ............................  x       x
     Good paint adhesion .................................  x       x
     Resistance to ultraviolet damage ....................  x       x
     Easy to work with ...................................  x       x

         We believe that Trex offers cost advantages when compared with other types of decking materials. Although a contractor-installed Trex deck built in 2001 using a pressure-treated wood substructure generally cost 15% to 20% more than a deck made entirely from pressure-treated wood, Trex eliminates most of the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources also provide Trex with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products.

Government Regulation

         We are subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia and the Division of Environmental Protection of Nevada's Department of Conservation and Natural Resources. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

         Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia and the State of Nevada. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

Intellectual Property

         Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements which have enabled us to increase manufacturing line production rates, facilitated our development of new products and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. We have been granted federal registrations for the Trex, Trex Wood Polymer, The Deck of a Lifetime, Easy Care Decking and No Sealing No Splinters No Hassles trademarks by the U.S. Patent and Trademark Office. Federal registration of trademarks is effective for as long as we continue to use the trademarks. We consider our trademarks to be of material importance to our business plans. We have not registered any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our senior employees and limit access to and distribution of our proprietary information.

         In 1992, before the buyout of Mobil's Composite Products Division by TREX Company, LLC, Mobil brought an action in the U.S. District Court for the District of Delaware seeking a declaratory judgment that four patents issued to Advanced Environmental Recycling Technologies, Inc., or "AERT," a manufacturer of wood/plastic composite products, were invalid, were not infringed by Mobil in connection with its wood/plastic composite business (now known as Trex) and were unenforceable. Mobil brought this action in response to statements by AERT that Mobil infringed on AERT's patents. AERT counterclaimed against Mobil for alleged infringement of two of AERT patents and for alleged violations of antitrust and trade regulation laws. Following a trial in early 1994, the district court held that Mobil did not infringe either of the two AERT patents that were the subject of AERT's counterclaim and rendered a verdict for Mobil that each of the four AERT patents was invalid and unenforceable. On an appeal of this judgment by AERT, the U.S. Court of Appeals for the Federal Circuit affirmed the district court's judgment that Mobil did not infringe the two AERT patents and that two of the four AERT patents were invalid and unenforceable. The Federal Circuit vacated the district court's judgment on the remaining two AERT patents on the grounds that there was no case or controversy between the parties regarding infringement of those patents. AERT filed a motion for a new trial, which was denied. The Federal Circuit affirmed that decision in December 2000. AERT's non-patent claims against Mobil were dismissed without prejudice in October 2001, concluding proceedings in the litigation.

         In June 1998, the U.S. Patent and Trademark Office issued to AERT a patent which is a continuation in part of one of the two patent applications that resulted in the two patents held to be invalid and unenforceable in the foregoing district court action.

         See "Legal Proceedings" for information about a pending lawsuit involving intellectual property to which the company is a party.

Employees

         At December 31, 2001, we had 298 full-time employees, of whom 195 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Risk Factors

         Our business is subject to a number of risks, including the following:

We will have to increase market acceptance of Trex to grow.

          Our ability to grow will depend largely on our success in converting demand for wood decking products, which we estimate accounted for approximately 95% of the 2000 decking market when measured by board feet of lumber, into demand for Trex. Failure to achieve increased market acceptance of Trex could have a material adverse effect on our business, operating results and financial condition. To increase our market share, we must overcome:

          . the low consumer awareness of non-wood decking alternatives in general and Trex brand products in particular;

          . the resistance of many consumers and contractors to change from well-established wood products;

          .    the unique appearance of Trex;

          .    the greater initial expense of installing a Trex deck; and

          . the established relationships existing between suppliers of wood decking products and contractors and homebuilders.

All of our sales result from one material.

          We derive all of our revenues from sales of Trex Wood-Polymer lumber. Although we have developed new Trex products and new applications for Trex since 1992, and we intend to continue this development, our product line is currently based exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a material adverse effect on our business, operating results and financial condition.

We currently depend on three manufacturing facilities to meet the demand for Trex.

          We currently produce Trex in two manufacturing facilities in Winchester, Virginia and a third manufacturing facility in Fernley, Nevada. Any interruption in the operations or decrease in the production capacity of these facilities, whether because of equipment failure, natural disaster or otherwise, would limit our ability to meet existing and future customer demand for Trex and could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

          The production of Trex requires substantial amounts of wood fiber and polyethylene. Our business is subject to the risks that we may be unable to purchase sufficient quantities of these raw materials to meet our production requirements or that we may have to pay higher prices for our supplies. In 2001, five suppliers accounted individually for more than 10% and collectively for approximately 60% of our wood fiber purchases. Our ability to obtain adequate supplies of poly material depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We generally obtain our raw materials from existing suppliers at fixed prices that are established annually at the then-current market rates. We cannot be sure that we will be successful in maintaining such pricing policies to protect against fluctuations in raw materials prices. The termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in capacity could have a material adverse effect on our business, operating results and financial condition.

The demand for decking products is influenced by general economic conditions and could be adversely affected by economic downturns.

          The demand for decking products is correlated to changes in the level of activity in home improvements and, to a lesser extent, new home construction. These activity levels, in turn, are affected by such factors as consumer spending habits, employment, interest rates and inflation. An economic downturn could reduce consumer income available for spending on discretionary items such as decking, which could have a material adverse effect on our business, operating results and financial condition.

We face risks in implementing our plan to increase our production levels to meet customer demand for Trex.

          To support sales growth and improve customer service, we plan during 2002 to restart at least some of the idled production lines in our Winchester and Fernley facilities. In increasing production capacity in our facilities, we will face risks:

          .    recruiting and training additions to our workforce;

          .    restarting and operating new production equipment;

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

          Our recent growth has placed significant demands on our management, systems and other resources. If we are unable to manage our future growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our business, operating results and financial condition. Our net sales increased to $116.9 million in 2001 from $23.8 million in 1996. The number of dealer outlets selling Trex has increased from approximately 1,200 at December 31, 1996 to approximately 2,900 at December 31, 2001, and we expect further increases in the future. To manage our growth effectively, we will need to continue to develop and improve our operational, financial, accounting and other internal systems. In addition, our future success will depend in large part on our ability to recruit, train, motivate and retain senior managers and other employees and to maintain product quality.

Past seasonal fluctuations in our sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

          Our historical seasonality may not be a reliable indicator of our future seasonality. Our net sales and income from operations historically have varied from quarter to quarter. These variations are principally attributable to seasonal trends in the demand for Trex. We experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower sales due to a lower gross profit which is not offset by a corresponding reduction in selling, general and administrative expenses, in part because we continue to make advertising expenditures throughout the year. For substantially all periods through mid-2000, we allocated our product to our network of wholesale distributors and retail dealers. We believe the allocation process caused our distributors to stockpile inventories, which mitigated our inherent seasonality. During the third quarter of 2000, our increased production capacity enabled us to eliminate the allocation of product supply. Our customary lower net sales levels in the fourth quarter were further depressed in 2000 and 2001 as our customers reduced their stockpiled inventories before reordering from us.

We have significant capital invested in idle assets and construction in process.

          As of December 31, 2001, our construction in process totaled approximately $42.4 million, with an estimated cost to complete of approximately $24.1 million. The construction in process consisted primarily of seven production lines in various stages of completion at our Winchester and Fernley manufacturing facilities and a plastic processing plant at our Winchester facility. As of December 31, 2001, we had a total of nine production lines that were temporarily idled during the third and fourth quarters of 2001 to conserve working capital.

We will have to make significant capital expenditures after 2002 to increase our manufacturing capacity.

          Our failure to generate sufficient funds to meet our capital requirements could have a material adverse effect on our business, operating results and financial condition. We made capital expenditures aggregating $121.5 million in 1999, 2000 and 2001, primarily to expand manufacturing capacity. We estimate that our capital expenditures in 2002 will total approximately $5 million since we expect that increased utilization of our existing capacity will be sufficient to meet the demand for Trex in 2002. We expect that our capital requirements will be significantly higher in 2003 and subsequent years as we complete our construction in process and then invest in additional production lines and facilities to meet an anticipated increase in the demand for our products. The actual amount and timing of our future capital requirements may differ materially from our estimates, depending on the demand for Trex and as a result of new market developments and opportunities. We expect that it will be necessary or desirable to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase our level of indebtedness, while equity financing may dilute the ownership of our stockholders. We cannot be sure as to whether, or as to the terms on which, we will be able to obtain this financing.

We will have to generate substantial operating cash flow to meet our obligations under our senior credit facility.

          Our ability to make scheduled principal payments on our senior term loan, borrow under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our success in generating substantial operating cash flow. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under the senior credit facility and our other loans, which may be declared payable immediately based on a credit facility default. We are required in 2002 to repay $25 million of $58 million of outstanding borrowings under our senior term loan. Our ability to borrow under our $17 million revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our senior credit facility covenants, we must maintain specified financial ratios based on our levels of debt, capital and earnings before interest, taxes, depreciation and amortization, or "EBITDA." The following table summarizes these financial covenant ratios:

                                                                                           Company Ratio as of
              Ratio                                    Covenant                             December 31, 2001
              -----                                    --------                             -----------------
Trailing twelve month EBITDA             Minimum of $22.0 million during the period            $25.7 million
                                         from October 1, 2001 through December 31,
                                         2001; minimum of $20.0 million during the
                                         period from January 1, 2002 through March
                                         31, 2002; minimum of $25.0 million thereafter

Debt to capital                          Maximum of 55.0%                                         51.2%

Debt to trailing twelve month            Maximum of 4.0:1.0 through June 30, 2002;                3.3:1.0
EBITDA                                   maximum of 3.0:1.0 thereafter

Covenants in our credit facility restrict our capacity to borrow and invest, which could impair our ability to expand or finance our operations.

          Our senior credit facility agreement imposes operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit our ability to:

          .    incur additional debt;

          .    issue equity securities;

          .    pay dividends or make other distributions;

          .    make acquisitions, investments or other restricted payments;

          .    pledge or mortgage assets;

          .    sell assets; and

          . consolidate, merge or sell all or substantially all of our assets.

         Our indebtedness may limit our flexibility in responding to important business developments, which could place us at a competitive disadvantage. Our indebtedness may:

          .    limit our ability to obtain necessary financing in the future;

          .    limit our ability to fund planned capital expenditures;

          . require us to use a significant portion of our cash flow from operations to pay our debt obligations rather than utilize our cash flow for other purposes, such as funding working capital or capital expenditures; and

          . make us more vulnerable to a downturn in our business or in the economy in general.

Our sales depend on a small number of significant distributors.

          Our total net sales to our five largest wholesale distributors accounted for approximately 78% of our net sales in 2001. Our contracts with these distributors are terminable by the distributors upon notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations. Such a disruption could have a material adverse effect on our business, operating results and financial condition.

We face highly competitive conditions in the decking market.

          We must compete with an increasing number of companies in the wood-plastic composites segment of the decking market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking market could have a material adverse effect on our business, operating results and financial condition. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex.

We are subject to government regulation.

          We are subject to federal, state and local environmental, occupational health and safety, and other laws and regulations. The environmental laws and regulations applicable to our operations establish air quality standards for emissions from our manufacturing operations, govern the disposal of solid waste, and regulate wastewater and storm water discharge. As is the case with manufacturers in general, we may be held liable for response costs and damages to natural resources if a release or threat of release of hazardous materials occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any properties we own or operate. A liability of this kind could have a material adverse effect on our business, operating results and financial condition.

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

          Our four principal stockholders beneficially owned approximately 55% of our outstanding common stock as of December 31, 2001. These stockholders are collectively able to exercise control over our business and affairs by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval.

Item 2. Properties

          We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease which expires in July 2011.

          We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. These buildings include our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the site and plant of our manufacturing facility in Fernley, Nevada, which contains approximately 250,000 square feet of manufacturing space, including an 100,000 square foot addition completed in 2000. Our Fernley facility is located on a site of approximately 37 acres, which includes outside open storage.

          We lease a total of approximately 628,000 square feet of storage warehouse space under leases with expiration dates from 2002 to 2015.

          The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2001, we operated approximately 80 wood trailers and approximately 50 forklift trucks under operating leases.

          We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2001, we spent a total of $32.0 million on capital expenditures, primarily for process improvements, equipment and machinery to increase our production capacity. We estimate that our capital expenditures in 2002 will total approximately $5.0 million, most of which will be used to make process and productivity improvements, to complete the plastic processing plant at our Winchester, Virginia facility and to complete the installation of our enterprise resource planning system.

Item 3. Legal Proceedings

          Commencing on July 11, 2001, four purported class action lawsuits, which we refer to collectively as the "securities class action," were filed in the United States District Court for the Western District of Virginia naming as defendants the company and Robert G. Matheny, the President and a director of the company, Roger A. Wittenberg, the Executive Vice President of Material Sourcing and International Operations and a director of the company, and Anthony
J. Cavanna, the Executive Vice President and Chief Financial Officer and a director of the company. The plaintiffs in these lawsuits purport to represent a class of purchasers of the company's securities between November 2, 2000 and June 18, 2001. The complaints, one of which since has been dismissed voluntarily, allege that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by making false and misleading public statements or omissions concerning the company's operating and financial results, expectations, and business and by filing misleading reports on Forms 10-Q and 10-K with the Securities and Exchange Commission. The plaintiffs seek unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The cases have been consolidated and an amended consolidated complaint, which added as a defendant Andrew U. Ferrari, the company's Executive Vice President of Marketing and Business Development and a director of the company, was filed on December 17, 2001. On or about January 31, 2002, the defendants filed a motion to have the amended consolidated complaint dismissed with prejudice. That motion is in the process of being briefed and, accordingly, the defendants' time to answer has not yet expired. Discovery is stayed pursuant to the automatic stay provisions of the Private Securities Litigation Reform Act of 1995. The company believes that the lawsuits are without merit and intends to vigorously defend these lawsuits and any other similar lawsuits that may be served on the company.

          On or about September 21, 2001, the company was named in a complaint filed in the Circuit Court for the City of Winchester. The complaint, which we refer to as the "Bennett complaint," purports to assert a derivative suit for the benefit of the company against each of its directors. It alleges that during the same period at issue in the securities class action and in violation of applicable state and/or federal laws, the individual defendants caused the company to issue materially misleading disclosures in order to inflate the company's stock price and permit insider trading by two of the individual defendants. The Bennett complaint further alleges that the individual defendants thereby exposed the company to potential damages in connection with the securities class action. The Bennett complaint seeks a constructive trust in favor of the company over the profits received from the allegedly improper insider sales, as well as an unspecified amount of damages allegedly sustained by the company, together with attorneys' fees, costs and expenses. No damages or other relief are sought from the company. On October 19, 2001, the Bennett complaint was removed to the federal court in which the related securities class action is pending. This lawsuit has been consolidated for pretrial purposes with the securities class action and stayed pending resolution of the motion to dismiss the securities class action.

          On December 5, 2001, a plaintiff commenced an action against the company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging patent infringement against the company. The company believes that this claim is without merit and intends to vigorously defend it. The company denies any liability and has filed a counterclaim against the plaintiff for declaratory judgment. The company is seeking a ruling that the plaintiff's patent is invalid and unenforceable, and that the company does not infringe the patent. The parties have filed initial pleadings in this case.

          From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no other pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

          There were no matters submitted to our security holders in the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock has been listed on the New York Stock Exchange under the symbol "TWP" since April 8, 1999. The table below shows the reported high and low quarterly sale prices of our common stock on the NYSE composite tape during 2000 and 2001:

         2001                                                High         Low
     First Quarter .....................................   $31.20       $22.08
     Second Quarter ....................................    30.92        16.20
     Third Quarter .....................................    25.89        14.64
     Fourth Quarter ....................................    20.70        12.29

         2000                                                High         Low
     First Quarter .....................................   $42.00       $24.25
     Second Quarter ....................................    53.63        32.25
     Third Quarter .....................................    58.94        27.44
     Fourth Quarter ....................................    46.25        20.31

         As of December 31, 2001, there were approximately 205 holders of record of our common stock.

         We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. The payment of cash dividends is not permitted under the terms of our senior credit facility.

         In November 2001, in connection with amendments to our senior credit facility, we issued to the lender in a private offering a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of our common stock at $14.89 per share. For information about this common stock purchase warrant, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The lender did not pay us any separate consideration for the warrant. In connection with this offering to an institutional accredited investor, we relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Regulation D thereunder.

Item 6.  Selected Financial Data

         The following table presents selected financial data as of December 31, 1997, 1998, 1999, 2000 and 2001 and for the five years ended December 31, 2001.

         . The selected financial data as of December 31, 2000 and 2001 and for each of the years in the three-year period ended December 31, 2001 are derived from our audited consolidated financial statements appearing elsewhere in this report.

         . The selected financial data as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997 and 1998 are derived from our financial statements, which have been audited by Ernst & Young LLP, independent auditors.

         The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

                                                                                        Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                    1997           1998          1999         2000          2001
                                                                 -----------   -----------   -----------  -----------   -----------
                                                                             (In thousands, except share and per share data)
Statement of Operations Data (1):
Net sales(2) ................................................    $    34,137   $    49,167   $    77,570  $   117,568   $   116,860
Cost of sales(2) ............................................         16,774        25,305        37,707       61,852        67,973
                                                                 -----------   -----------   -----------  -----------   -----------
Gross profit ................................................         17,363        23,862        39,863       55,716        48,887
Selling, general and administrative expenses ................          8,992        12,878        18,370       23,830        31,801
                                                                 -----------   -----------   -----------  -----------   -----------
Income from operations ......................................          8,371        10,984        21,493       31,886        17,086
Interest expense, net .......................................          2,777         2,526         1,476          902         3,850
                                                                 -----------   -----------   -----------  -----------   -----------
Income before income taxes and extraordinary item ...........          5,594         8,458        20,017       30,984        13,236
Income taxes ................................................             --            --         7,281       11,682         4,186
                                                                 -----------   -----------   -----------  -----------   -----------
Income before extraordinary item ............................          5,594         8,458        12,736       19,302         9,050
Extraordinary loss on the early extinguishment of
     debt, net ..............................................             --            --        (1,056)          --            --
                                                                 -----------   -----------   -----------  -----------   -----------

Net income ..................................................    $     5,594   $     8,458   $    11,680  $    19,302   $     9,050
                                                                 ===========   ===========   ===========  ===========   ===========
Basic earnings per share ....................................    $      0.55   $      0.85   $      0.90  $      1.37   $      0.64
                                                                 ===========   ===========   ===========  ===========   ===========
Weighted average basic shares outstanding ...................      9,500,000     9,500,000    12,848,571   14,129,652    14,145,660
                                                                 ===========   ===========   ===========  ===========   ===========

Diluted earnings per share ..................................    $      0.55   $      0.85   $      0.90  $      1.36   $      0.64
                                                                 ===========   ===========   ===========  ===========   ===========
Weighted average diluted shares outstanding .................      9,500,000     9,500,000    12,892,784   14,179,475    14,182,457
                                                                 ===========   ===========   ===========  ===========   ===========

Historical income before income tax expense(3) ..............    $     5,594   $     8,458   $    20,017
Pro forma income tax expense(3) (unaudited) .................          2,126         3,214         7,606
                                                                 -----------   -----------   -----------
Pro forma net income(3) (unaudited) .........................    $     3,468   $     5,244   $    12,411
                                                                 -----------   -----------   -----------
Pro forma net income per share, basic(3) (unaudited) ........    $      0.32   $      0.55   $      0.97
                                                                 ===========   ===========   ===========

Historical income from operations(4) ........................    $     8,371   $    10,984   $    21,493
Supplemental pro forma interest income (expense),
     net(4) (unaudited) .....................................            150           249          (691)
Supplemental pro forma income tax expense(4)(unaudited) .....          3,238         4,269         7,905
                                                                 -----------   -----------   -----------
Supplemental pro forma net income(4) (unaudited) ............    $     5,283   $     6,964   $    12,897
                                                                 ===========   ===========   ===========
Supplemental pro forma weighted average basic shares
     outstanding(4) .........................................     14,115,450    14,115,450    14,117,297
                                                                 ===========   ===========   ===========
Supplemental pro forma basic earnings per share(4) ..........    $      0.37   $      0.49   $      0.91
                                                                 ===========   ===========   ===========

Cash Flow Data:
Cash flow provided by operating activities ..................    $     6,521   $    12,228   $    21,405  $    15,407   $     7,004
Cash flow (used in) investing activities ....................         (3,252)      (17,140)      (29,369)     (60,114)      (31,972)
Cash flow (used in) from financing activities ...............         (5,010)        4,112         6,764       44,707        24,968

Other Data (unaudited):
EBITDA(5) ...................................................    $    11,013   $    14,098   $    25,937  $    38,755   $    25,710

                                                                                          As of December 31,
                                                                 ------------------------------------------------------------------
                                                                     1997          1998          1999         2000         2001
                                                                 ------------  -----------   -----------  -----------   -----------
                                                                                           (In thousands)
Balance Sheet Data (1):
Cash and cash equivalents ...................................    $     2,000  $     1,200   $        --  $        --   $        --
Working capital .............................................          4,156       (3,193)       (4,181)      13,696         3,216
Total assets ................................................         37,229       51,611        79,303      156,595       184,637
Total debt ..................................................         26,250       33,063        16,937       61,399        86,094
Total members'/stockholders' equity. ........................          7,534       13,291        49,401       69,041        81,985

(1) On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the predecessor for a purchase price of approximately $29.5 million. TREX Company, LLC had no operations before this date. On April 7, 1999, Trex Company, Inc. acquired all of the membership interests of TREX Company, LLC in a series of transactions referred to as the "reorganization." On April 13, 1999, Trex Company, Inc. completed an initial public offering of its common stock. The "company" refers to TREX Company, LLC through April 7, 1999 and to Trex Company, Inc. thereafter. Before the reorganization, the company was taxed as a partnership and accordingly did not record a provision for income taxes. Weighted average shares outstanding assumes that the 9,500,000 shares of common stock outstanding immediately after the reorganization were outstanding for all periods through April 7, 1999, that 13,500,000 shares were outstanding through May 2, 1999, that 14,115,450 shares were outstanding through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(2) The company implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, in the fourth quarter of 2000. This consensus requires that all shipping and handling fees be recorded in net sales and that the related costs be included in cost of sales. Previously, the company had classified shipping and handling fees, net of shipping and handling costs, as cost of sales. Sales and costs of sales for 1998, 1999 and 2000 have been reclassified to conform to this new rule. The information required to reclassify shipping and handling in sales and cost of sales for the year ended December 31, 1997 is not readily available and, accordingly, these amounts have not been reclassified to conform with this consensus.

(3) Pro forma income taxes and net income assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and exclude one-time charges relating to the reorganization and initial public offering, including (a) a net deferred tax liability of approximately $2.6 million and (b) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Pro forma earnings per share assume the same number of shares outstanding as indicated in note (1) above.

(4) Supplemental pro forma interest income (expense), income taxes and net income (a) exclude interest expense of $2.9 million in 1997, $2.8 million in 1998 and $.8 million 1999 related to debt that was repaid with a portion of the net proceeds of the initial public offering, (b) assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and (c) exclude one-time charges relating to the reorganization and initial public offering, including a net deferred tax liability of approximately $2.6 million and a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Supplemental pro forma shares outstanding assumes that the 14,115,450 shares outstanding after the initial public offering were outstanding for all periods through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(5) Consists of earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a commonly used measure of performance by the financial community. Although management believes EBITDA is a useful measure of the company's performance, EBITDA should not be considered an alternative to net income as a measure of operating performance or to cash provided by operating activities as a measure of liquidity. This measure of EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the company's actual results to differ materially from its expectations. Such risks and uncertainties include those discussed in this report under "Business--Risk Factors."

Overview

         The company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(R) lumber is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including blocks to cover and protect concrete floors in heavy industrial plants, applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

         Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company's branding and product differentiation strategy enables the company both to command premium prices and to maintain price stability for Trex. The company's prices for Trex over the last three years have increased at a compound annual growth rate of approximately 6.5%.

         The company experienced growth in net sales each year from 1992, when it began operations, through 2000. The net sales increase resulted primarily from a growth in sales volume. From time to time since 1992, customer demand for Trex exceeded the company's manufacturing capacity. The constraints of the company's capacity during these periods limited the rate of the company's net sales growth. Because of these constraints, the company had to allocate its product supply to its network of wholesale distributors and retail dealers. In response to this allocation practice, the company's distributors and dealers generally stockpiled their inventories of Trex to meet anticipated customer demand.

         The company's net sales in 2001 decreased slightly from the net sales in 2000. In 1999, 2000 and 2001, the company made capital expenditures totaling $121.5 million, principally to add production lines and increase the size of its facilities to accommodate the new lines. The resulting production capacity increases enabled the company, beginning in the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the company's allocation practice in 2000, and adverse economic conditions in 2001, the company's distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the company experienced a decrease in new product orders compared to the prior year.

         In response to these developments in 2001, the company took a number of actions to reduce its finished product inventories and conserve working capital. The company curtailed its production capacity by temporarily suspending operation of nine of its production lines. The company ended the year with six production lines in operation, resulting in a capacity utilization of approximately 40%. In addition, the company suspended construction of an additional seven production lines at various stages of completion and suspended construction of a new plastic processing plant. In connection with the curtailment of production capacity, the company terminated 89 employees in the second half of 2001, including 81 employees in its manufacturing operations.

         Cost of Sales. The company's cost of sales consists of raw material costs, direct labor costs, manufacturing costs, including depreciation, and freight. In the last three years, the cost of raw materials has increased an average of approximately 19.4% annually. Almost all of the increases were attributable to higher costs of polyethylene and waste wood fiber, including shipping costs. Production line rates have increased more than 200% since 1992.

         Selling, General and Administrative Expenses. The principal component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to these functions, as well as amortization expense. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter, especially when the company has determined to build inventory selectively and to continue expenditures for advertising.

         Interest and Amortization Expense. In connection with its acquisition of Mobil's Composite Products Division in August 1996, the company incurred indebtedness of which $26.3 million was outstanding at December 31, 1998, and recorded $10.6 million for goodwill, substantially increasing its interest and amortization expense. In April 1999, the company repaid its acquisition-related indebtedness with a portion of the net proceeds of its initial public offering and recognized an extraordinary cash charge against income of $1.5 million, on a pre-tax basis, for early extinguishment of debt and an extraordinary $0.2 million non-cash charge against income for the write-off of unamortized debt discount. Through 2001, the company amortized its goodwill over a 15-year period in an amount of approximately $0.7 million per year. In accordance with Financial Accounting Standards Board Statement 142, which the company will adopt effective January 1, 2002, the company will cease the amortization of goodwill and does not anticipate any goodwill impairment charges.

         Income Taxes. The company did not record an income tax provision for any period through April 7, 1999, which was the date on which it completed the reorganization. Before its acquisition of Mobil's Composite Products Division, the company was included in the consolidated tax return of its parent company. In the period between the acquisition and the reorganization, the company elected to be treated as a partnership for federal and state income tax purposes, and the company's income during that period was taxed directly to the company's members, rather than to the company. As a result of the reorganization, the company is subject to income tax as a corporation taxed in accordance with Subchapter C of the Internal Revenue Code. In April 1999, as a result of its conversion to Corporation status, the company recognized a $2.6 million non-cash charge against income for income tax expense. The effect of this charge was to increase substantially the company's effective tax rate for that quarter and for the year ended December 31, 1999.

Critical Accounting Policies, Estimates and Risks and Uncertainties

         The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the company to make estimates and assumptions. The company believes that of its significant accounting policies described in Note 2 to the company's consolidated financial statements included elsewhere in this report, the following may involve a higher degree of judgment and complexity.

          Inventories. The company's inventories have increased from $23.0 million as of December 31, 2000 to $33.2 million as of December 31, 2001. The company believes that its quantity and mix of inventory will be saleable in the ordinary course of business and, accordingly, has not established any reserves for slow moving products or obsolescence. The company accounts for its inventories at the lower of cost (last-in, first-out, or "LIFO") or market value. The company anticipates that a significant drop in inventory levels will occur in 2002 as expected shipments of Trex outpace expected production levels due to the temporary idling of some of the company's production lines. At December 31, 2001, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $0.9 million. The effect of any future reductions in inventory levels on future operating results cannot be estimated at this time.

          Property, Plant and Equipment. The company had significant idled assets and construction in process as of December 31, 2001. As of December 31, 2001, the company's construction in process totaled approximately $42.4 million. The construction in process consisted primarily of seven production lines in various stages of completion at the company's Winchester and Fernley manufacturing facilities and a plastic processing plant. As of December 31, 2001 the company had a total of nine production lines that were idled during the third and fourth quarters of 2001 to conserve working capital. The company currently expects that the production lines in process will be completed and put into service in 2003 or 2004, that the plastic processing plant in process will be completed and put into service in late 2002 or 2003, and that the idled production lines will be put back into service during 2002 or 2003. Pursuant to Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the company has compared the carrying values of its idle equipment and construction in process against the expected undiscounted cash flows relating to those assets and has determined that no impairment exists as of December 31, 2001. The significant assumptions inherent in the company's estimate include increases in sales volumes and maintenance of gross margins that are consistent with historical levels. Actual results could differ from those estimates. In such event, the company could incur impairment charges which could adversely affect the company's operating results and financial condition.

          Debt and Debt Covenants. The company's ability to make scheduled principal payments on its senior term loan, borrow under its revolving credit facility and continue to comply with its loan covenants will depend primarily on its success in generating substantial operating cash flow. The company is required in 2002 to repay $25.0 million of $58.0 million of outstanding borrowings under its senior term loan. The company's ability to borrow under its $17.0 million revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with its senior credit facility covenants, the company must maintain specified financial ratios based on its levels of debt, capital and EBITDA. The company was in compliance with all of its loan covenants as of December 31, 2001 and, based on its estimates of future sales, net income, cash flow from operations and capital expenditures, the company expects that it will remain in compliance with its loan covenants. For a discussion of risks of the company's business that could affect its compliance with loan covenants, see "Liquidity and Capital Resources."

          Contingencies. The company is subject to lawsuits and other claims related to securities matters, patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter.

Results of Operations

         The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:


                                                                        Year Ended December 31,
                                                                     ---------------------------
                                                                      1999      2000       2001
                                                                     ------    ------     ------
     Net sales ....................................................  100.0%    100.0%     100.0%
     Cost of sales ................................................   48.6      52.6       58.2
                                                                     -----     -----      -----
     Gross profit .................................................   51.4      47.4       41.8
     Selling, general and administrative expenses .................   23.7      20.3       27.2
                                                                     -----     -----      -----
     Income from operations .......................................   27.7      27.1       14.6
     Interest expense, net ........................................    1.9       0.8        3.3
                                                                     -----     -----      -----
     Income before taxes and extraordinary item ...................   25.8      26.4       11.3
     Income taxes(1) ..............................................    9.4       9.9        3.6
                                                                     -----     -----      -----
     Income before extraordinary item .............................   16.4      16.4        7.7
     Extraordinary loss, net of taxes .............................    1.4        --         --
                                                                     -----     -----      -----
     Net income ...................................................   15.1%     16.4%       7.7%
                                                                     =====     =====      =====

____________________

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

2001 Compared to 2000

         Net Sales. Net sales decreased 0.6% to $116.9 million in 2001 from $117.6 million in 2000, because of a decrease in sales volume. The decrease in sales volume resulted primarily from a reduction in new product orders from the company's distributors and dealers following the company's termination of its product allocation practice in the third quarter of 2000, as described above under "Overview." After the termination of product allocation, many distributors and dealers met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior periods. The decrease in sales volume in 2001 was partially offset by a price increase of approximately 6.8%. The number of dealer outlets increased from approximately 2,600 at December 31, 2000 to approximately 2,900 at December 31, 2001.

         Cost of Sales. Cost of sales increased 9.9% to $68.0 million in 2001 from $61.9 million in 2000. The increase was primarily attributable to higher manufacturing overhead costs, including utilities, warehousing and depreciation costs. Cost of sales as a percentage of net sales increased to 58.2% in 2001 from 52.6% in 2000. The increase principally reflected a higher absolute level of manufacturing overhead costs and an associated decrease of approximately 11% in the amount of product manufactured from the 2000 level as a result of the curtailment of production capacity described above under "Overview." The effects of higher overhead costs and reduced production were partially offset by operating efficiencies from improved production line rates.

         Gross Profit. Gross profit decreased 12.3% to $48.9 million in 2001 from $55.7 million in 2000, reflecting the lower sales volume and higher manufacturing costs in 2001. Gross profit as a percentage of net sales decreased to 41.8% in 2001 from 47.4% in 2000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33.4% to $31.8 million in 2001 from $23.8 million in 2000. The increase was partially attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased 24.0% to $10.0 million in 2001 from $8.1 million in 2000. The higher selling, general and administrative expenses also reflected an increase in corporate personnel and the related hiring and relocation costs, costs of upgrading accounting and other systems to support growth, an increase in professional fees relating to the modification of terms of certain of the company's indebtedness as of September 30, 2001, and an increase in office rent relating to the company's new headquarters. The effect of the foregoing increases was partially offset by the elimination of management bonuses and profit sharing. Selling, general and administrative expenses as a percentage of net sales increased to 27.2% in 2001 from 20.3% in 2000.

         Interest Expense. Net interest expense increased to $3.9 million in 2001 from $0.9 million in 2000. The increase primarily resulted from higher average debt balances incurred since 2000 to finance the increases in the company's fixed assets and inventories and from the cessation of interest capitalization during the third quarter of 2001. As of December 31, 2001, the company's capital projects in process totaled approximately $42.4 million. The company has ceased the capitalization of interest on these projects until they are resumed. The increase in net interest expense also reflected the non-cash amortization into interest expense of approximately $0.7 million of debt discount in connection with the modification of the company's senior credit facility as of September 30, 2001.

         Provision for Income Taxes. Income tax expense decreased 64.2% to $4.2 million in 2001 from $11.7 million in 2000. The decrease was primarily attributable to a decrease in pretax income, which decreased 57.3% to $13.2 million in 2001 from $31.0 million in 2000. A lower level of federal taxable income and decreases in state income taxes due to changes in apportionment of income to the states in which the company conducts business contributed to a lower combined effective rate of approximately 31.6% in 2001 compared to approximately 37.7% in 2000. The company believes that its effective tax rate for subsequent periods should approximate 38%.

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

         Provision for Income Taxes. For all periods through April 7, 1999, the company was taxed as a partnership for federal and state income tax purposes and, accordingly, did not record an income tax provision. In connection with the reorganization, and its conversion to a corporation taxed in accordance with Subchapter C of the Internal Revenue Code, the company recorded a one-time deferred tax charge of $2.6 million. For the period April 8, 1999 through December 31, 2000, the company has provided for federal and state taxes at a combined effective rate of approximately 38%.

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

Liquidity and Capital Resources

         The company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and mortgage loans, operating leases and normal trade credit terms.

         The company's cash flow from operating activities was $21.4 million in 1999, $15.4 million in 2000 and $7.0 million in 2001. Lower net income, an increase in inventories and a reduction in trade accounts payable accounted for the significant decrease in cash flows in 2001.

         The company's total assets increased from $156.6 million at December 31, 2000 to $184.6 million at December 31, 2001. A substantial portion of this increase was attributable to a net increase of $23.6 million in property, plant and equipment. During 2001, the company completed construction of a second manufacturing building and continued construction of a plastic processing plant at its Winchester facility. The company also continued construction of production lines at both its Winchester and Fernley facilities. During the third quarter of 2001, the company temporarily halted substantially all of its capital projects to improve management of its investments in inventory and to conserve working capital. As of December 31, 2001, the company's capital projects in process totaled approximately $42.4 million. Inventories increased from $23.0 million at December 31, 2000 to $33.2 million at December 31, 2001, as the company's increased production capacity exceeded demand during 2001. Receivables decreased $8.1 million, primarily because the company did not repeat sales promotions offering extended terms at the end of 2001 that it had provided at the end of 2000.

         On November 13, 2001, the company and the lender amended the terms of the company's senior bank credit facility, primarily to increase the maximum amount of borrowings available to the company, restructure the form of borrowings, and modify the term of the facility. The facility includes a revolving credit facility and a term loan facility. The terms of the revised credit agreement provide for borrowings under the revolving credit facility of up to $17.0 million for working capital and general corporate purposes through January 31, 2003. Amounts drawn under the revolving credit agreement bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter, and are subject to a borrowing base consisting of accounts receivable and finished goods inventories. The revised agreement also provides for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1, 2002. The remaining principal balance and accrued interest on the term loan will be payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter. Amounts drawn under the term loan in excess of $33.0 million bear interest at an annual rate equal to LIBOR plus 5.00%. In connection with the revised agreement, the maturity dates of the company's real estate mortgage loans with this lender were modified and the interest rates on these loans were increased. The revised agreement, which was effective as of September 30, 2001, contains restrictive and financial covenants, and borrowings under the agreement are secured by a lien on substantially all of the company's assets. The company intends to use borrowings expected to be available under the two credit facilities primarily to finance working capital and construction in process.

         In connection with the foregoing revisions to the senior credit agreement, the company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the company's common stock at $14.89 per share, the then-current fair market value of the company's common stock. The warrant relating to one-half of those shares is not exercisable until June 30, 2002 and will only become exercisable if the company does not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date.

         Before the foregoing revisions to the senior credit agreement, the company was not in compliance with certain requirements of the facility, including covenants that require the company to maintain minimum leverage and capitalization ratios and to reduce its outstanding borrowings under the credit facility to $50.0 million as of a specified date. As a result of such non-compliance, the company was also in violation of certain of its mortgage loans with a total balance of approximately $9.9 million as of September 30, 2001. The revision of the credit agreement eliminated such non-compliance as of September 30, 2001 under both the credit facility and such mortgage loans.

         The company financed its purchase of its Winchester, Virginia facility in June 1998 with a ten-year term loan of $3.8 million. Pursuant to revised terms adopted in connection with the foregoing senior credit agreement amendments, the term loan will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the company meets certain conditions. Under an interest rate swap agreement, the company pays interest on this loan at an annual rate of 9.12% through June 30, 2002 and 10.12% thereafter.

         The company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to revised terms adopted in connection with the foregoing senior credit agreement amendments, the term loan will payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the company meets certain conditions. Under an interest rate swap agreement, the company pays interest on this loan at an annual rate of 8.80% through June 30, 2002 and 9.80% thereafter.

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

         In May 2000, the company financed its purchase of a site adjacent to its original Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. On August 14, 2000, the company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to revised terms adopted in connection with the foregoing senior credit agreement amendments, the term loan will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the company meets certain conditions. Under an interest rate swap agreement, the company pays interest on this loan at an annual rate of 10.10% through June 30, 2002 and 11.10% thereafter.

         On October 3, 2000, the company purchased an additional 11.83 acres of land adjacent to its original Winchester, Virginia manufacturing facility. The company financed the purchase through borrowings under its revolving credit facility.

         The following table sets forth the company's contractual cash obligations at December 31, 2001:

                                  Total        2002          2003         2004         2005          2006     Thereafter
                                  -----        ----          ----         ----         ----          ----     ----------
Long-term debt .............. $73,941,000  $25,759,000   $42,643,000   $  349,000   $  378,000   $  409,000   $4,403,000
Operating leases ............  20,225,000    3,521,000     2,708,000    2,113,000    1,767,000    1,592,000    8,524,000
                              -----------  -----------   -----------   ----------   ----------   ----------   ----------
     Total contractual cash
     obligations ............ $94,166,000  $29,280,000   $45,351,000   $2,462,000   $2,145,000   $2,001,000   $12,927,000
                              ===========  ===========   ===========   ==========   ==========   ==========   ===========

         For information about these contractual cash obligations, see Notes 6 and 8 to the company's consolidated financial statements appearing elsewhere in this report.

         The following table sets forth the company's other commercial commitments at December 31, 2001:

                                  Total        2002          2003         2004         2005          2006     Thereafter
                                  -----        ----          ----         ----         ----          ----     ----------
Revolving credit facility ... $ 12,153,000  $       --   $12,153,000          --            --           --            --
Letters of credit ...........    1,429,000   1,429,000            --          --            --           --            --
                              ------------  ----------   -----------   ----------   ----------   ----------   -----------
     Total commercial
     commitments ............ $ 13,582,000  $1,429,000   $12,153,000          --            --           --            --
                              ============  ==========   ===========   ==========   ==========   ==========   ===========


         As of December 31, 2001, the company's long-term indebtedness, excluding the revolving credit and term loan facilities, was $16.0 million, with a weighted average interest rate of 9.0% per annum. As of the same date, the company's borrowings under its revolving credit and term loan facilities totaled $70.1 million and had a weighted average interest rate of 5.6% per annum. Effective interest rates are substantially higher than these rates due to the non-cash amortization into interest expense of the debt discount associated with the issuance of the warrant described above.

         The company's sources of short-term funding consist of its $17.0 million revolving credit facility and $58.0 million term loan facility. The company's ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of December 31, 2001, the company's borrowing base was $18.3 million, and $12.2 million was outstanding under the revolving credit facility. As discussed above, the $58.0 million term loan facility, of which $58.0 million was outstanding as of December 31, 2001, has scheduled principal payments of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1 of 2002.

          To remain in compliance with its senior credit facility covenants, the company must maintain minimum financial ratios based on its debt, capital and EBITDA. The following table summarizes these financial covenant ratios:


                                                                                          Company Ratio as of
Ratio                                Covenant                                              December 31, 2001
-----                                --------                                              -----------------
Trailing twelve month EBITDA         Minimum of $22.0 million during the period from       $25.7 million
                                     October 1, 2001 through December 31,
                                     2001; minimum of $20.0 million during
                                     the period from January 1, 2002 through
                                     March 31, 2002; minimum of $25.0
                                     million thereafter

Debt to capital                      Maximum of 55.0%                                       51.2%

Debt to trailing twelve month        Maximum of 4.0:1.0 through June 30, 2002;              3.3:1.0
EBITDA                               maximum of 3.0:1.0 thereafter

          The company's ability to pay down its term loan, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company's business, some of which are discussed in this report under "Business--Risk Factors." These risks include the following:

          . fluctuations in the demand for Trex based on general economic conditions;

          . changes in the availability and prices of raw materials needed to produce Trex;

          .    the performance of the company's most significant distributors;
               and

          . the company's ability to compete successfully in the increasingly competitive decking market.

          The company made capital expenditures in 1999, 2000 and 2001 totaling $121.5 million, primarily to expand manufacturing capacity. The company currently estimates that its capital requirements in 2002 will total approximately $5.0 million, since the company expects that increased utilization of its existing capacity will be sufficient to meet the demand for Trex in 2002. The company will use its capital expenditures in 2002 primarily for process and productivity improvements, to complete a plastic processing plant at its Winchester, Virginia facility, and to complete the installation of its enterprise resource planning system. The company expects that its capital requirements will be significantly higher in 2003 and subsequent years as the company completes its construction in process and then invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

          The company believes that cash flow from operations and borrowings expected to be available under the company's existing revolving credit facility will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal payments under its term loan, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the company's expected growth in demand for its products. Of its aggregate capital expenditures of $121.5 million for the three-year period ended December 31, 2001, the company funded $43.8 million from cash flow from operations and $77.7 million from proceeds of financing activities, including net proceeds of the company's initial public offering and borrowings under various loan and credit facilities. The company currently expects that it will fund its future capital expenditures primarily from financing activities, and therefore expects that its existing credit facility will have to be refinanced or expanded for the company to fund a majority, if not all, of its expected significant capital expenditures in 2003 and subsequent years. The actual amount and timing of the company's future capital requirements may differ materially from the company's estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company's level of indebtedness, while equity financing may dilute the ownership of the company's stockholders. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Inflation

         Inflation did not have a material impact on the company's operating results in 1999, 2000 or 2001.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The company's major market risk exposure is to changing interest rates. The company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At December 31, 2001, the company had effectively capped its interest rate exposure at approximately 9.0% on approximately $16.0 million of its floating-rate debt. A change of one percentage point in the interest rates applicable to the company's $70.1 million of variable-rate debt not subject to an interest-rate swap agreement at December 31, 2001 would result in a fluctuation of approximately $0.7 million in the company's annual interest expense. For additional information, see Note 6 to the company's consolidated financial statements appearing elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data

         The financial statements listed in Item 14 are filed as part of this report and appear on pages F-2 through F-22.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The table below sets forth information concerning our directors and executive officers:


                  Name               Age                          Positions with Company
                                     ---                          ---------------------
Robert G.  Matheny ................  56     President, Director
Anthony J.  Cavanna ...............  62     Executive Vice President and Chief Financial Officer, Director
Andrew U.  Ferrari ................  55     Executive Vice President of Marketing and Business Development,
                                            Director
Roger A.  Wittenberg ..............  53     Executive Vice President of Material Sourcing and International
                                            Operations, Director
Harold F.  Monahan ................  56     Senior Vice President and General Manager
William H.  Martin, III ...........  71     Director
William F.  Andrews ...............  70     Director
Patricia B.  Robinson .............  49     Director

          Robert G. Matheny has served as a director and as President of the company since September 1998 and as President of TREX Company, LLC since August 1996. From July 1992 to August 1996, he was General Manager of the Composite Products Division of Mobil Chemical Company, referred to below as "Mobil Chemical," which was a division of Mobil Oil Corporation, referred to below as "Mobil." From August 1987 to July 1992, Mr. Matheny served as General Manager of the Chemical Specialties Group of Mobil Chemical and as a Vice President of Mobil Chemical Products International. From 1970 to August 1987, Mr. Matheny held various positions in sales, marketing and manufacturing at Mobil. Mr. Matheny received a B.S. degree in industrial engineering and operations research from Virginia Polytechnic Institute.

          Anthony J. Cavanna has served as a director and as Executive Vice President and Chief Financial Officer of the company since September 1998 and as Executive Vice President and Chief Financial Officer of TREX Company, LLC since August 1996. From July 1994 to August 1996, he was a Group Vice President of Mobil Chemical. From July 1992 to July 1994, he was Vice President-Planning and Finance for Mobil Chemical. From November 1986 to July 1992, Mr. Cavanna served as a Vice President of Mobil Chemical and General Manager of its Films Division Worldwide. From November 1981 to November 1986, he was President and General Manager of Mobil Plastics Europe. From January 1981 to November 1981, Mr. Cavanna was Vice President-Planning and Supply of the Films Division of Mobil Chemical. Between 1962 and 1981, Mr. Cavanna held a variety of positions within Mobil, including engineering, manufacturing and project/group leader positions. Mr. Cavanna received a B.S. degree in Chemical Engineering from Villanova University and an M.S. degree in Chemical Engineering from the Polytechnic Institute of Brooklyn.

          Andrew U. Ferrari has served as a director of the company since September 1998. He has served as Executive Vice President of Marketing and Business Development of the company and TREX Company, LLC since October 2001. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and as Executive Vice President of Sales and Marketing of TREX Company, LLC from August 1996 to October 2001. From April 1992 to August 1996, he was Director of Sales and Marketing of the Composite Products Division of Mobil Chemical. From February 1989 to April 1992, Mr. Ferrari served as New Business Manager for Mobil Chemical. From January 1984 to February 1989, he served as Marketing Director of the Consumer Products Division of Mobil Chemical. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

          Roger A. Wittenberg has served as a director of the company since September 1998. He has served as Executive Vice President of Material Sourcing and International Operations of the company and TREX Company, LLC since March 2002. Mr. Wittenberg served as Executive Vice President of Technical Operations & Sourcing of the company from February 2001 to March 2002 and as Executive Vice President of Technical Operations & Sourcing of TREX Company, LLC from October 2001 to March 2002. He served as Executive Vice President of Technical Operations of the company from September 1998 to February 2001 and Executive Vice President of Technical Operations of Trex Company, LLC from August 1996 to October 2001. Mr. Wittenberg also serves as a Director of Elite Textiles Ltd., a textile manufacturer. From May 1992 to August 1996, he was the Technical Manager of the Composite Products Division of Mobil Chemical. Mr. Wittenberg founded Rivenite Corporation in 1987 and was its Chief Executive Officer until April 1992, when Mobil Chemical acquired the assets of Rivenite Corporation. Before 1987, Mr. Wittenberg founded and operated three companies in the textile, food and animal feed supplements industries. Mr. Wittenberg received a B.S. degree in Chemistry from High Point College.

          Harold F. Monahan has served as the Senior Vice President and General Manager of the company and TREX Company, LLC since March 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of Exxon Mobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil in 1999, Mr. Monahan served as Logistics Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil's petroleum products throughout North America. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manger of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations. Mr. Monahan received a B.S. in Economics from St. Norbert College.

          William H. Martin, III has served as a director of the company since April 1999. Mr. Martin has served as Chairman of the Board of Directors of Martin Industries, Inc., a manufacturer and producer of gas space heaters, gas logs and pre-engineered fireplaces, since April 1994 and as a director of Martin Industries since 1974. From 1971 to 1987, he served as President and Chief Executive Officer of Martin Industries. From 1987 to 1993, Mr. Martin served as Executive Assistant to the Rector of Trinity Church in New York City. Since 1993, Mr. Martin has been managing private investments and serving as a director of Aluma Form, Inc., a manufacturer of components for electric utilities. Mr. Martin is a graduate of Vanderbilt University.

          William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Corrections Corporation of America since August 2000 and as Chairman of the Board of Directors of Katy Industries, Inc. since October 2001. He was named Chairman of the Board of Directors of Allied Aerospace in January 2002. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1995 to 2001, Mr. Andrews served as Chairman of the Board of Directors of Scovill Fasteners Inc., a designer, manufacturer and distributor of apparel fasteners. From 1998 to 2001, he served as Chairman of the Board of Directors of Northwestern Steel and Wire Company, a manufacturer of structural beams, rod and wire. From 1995 to 1998, he served as Chairman of Schrader-Bridgeport International, Inc., a manufacturer of tire valves and pressure control devices. From 1981 to 1986, Mr. Andrews served as Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years. From 1992 to 1994, Mr. Andrews served as Chairman and Chief Executive Officer of Amdura Corporation, a manufacturer of hardware and industrial equipment. From 1992 to 1994, he served as Chairman of Utica Corporation, a manufacturer of fan blades for aerospace and land-based gas turbine engines. From 1986 to 1989, Mr. Andrews served as Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation and Navistar International Corporation. Mr.

Andrews received a B.S. degree in Business Administration from the University of Maryland and an M.B.A. degree in Marketing from Seton Hall University.

          Patricia B. Robinson has served as a director of the company since November 2000. Ms. Robinson is an independent consultant and in 2000 served as Interim Operating Officer of TruckBay.com, an Internet distributor of heavy-duty truck parts. From 1994 to 1998, she served as President of Mead School and Office Products, the consumer products division of Mead Corporation. From 1977 to 1994, Ms. Robinson served in a variety of other positions with Mead Corporation, including Vice President of Corporate Strategy and Planning, President of Gilbert Paper, which makes premium correspondence papers, Plant Manager of a specialty machinery facility and Product Manager for new packaging product introductions. Ms. Robinson received a B.A. degree in economics from Duke University and an M.B.A. degree from the Darden School at the University of Virginia.

          Other information responsive to this Item 10 is incorporated herein by reference to the company's definitive proxy statement for its 2002 annual meeting of stockholders.

Item 11.  Executive Compensation

          Information responsive to this Item 11 is incorporated herein by reference to the company's definitive proxy statement for its 2002 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          Information responsive to this Item 12 is incorporated herein by reference to the company's definitive proxy statement for its 2002 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions

          Information responsive to this Item 13 is incorporated herein by reference to the company's definitive proxy statement for its 2002 annual meeting of stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

1.       Financial Statements

         The following financial statements of the company appear on pages F-2 through F-22 of this report and are incorporated by reference in Part II, Item 8:

         Report of Independent Auditors
         Consolidated Financial Statements
              Consolidated Balance Sheets-December 31, 2000 and 2001
              Consolidated Statements of Operations for the three years ended December 31, 2001
                  Consolidated Statements of Changes in Members'/Stockholders' Equity and
                  Comprehensive Income for the three years ended December 31, 2001
              Consolidated Statements of Cash Flows for the three years ended  December 31, 2001
              Notes to Consolidated Financial Statements

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

   3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

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

   10.3 Form of Non-Incentive Stock Option Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-83998) and incorporated herein by reference.

   10.4 Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

   10.5   Form of Distributor Agreement of TREX Company, LLC. Filed herewith.

   10.6 Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

   10.7 Second Amended and Restated Credit Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.8 Security Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.9 Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to Western Title Company, Inc. securing First Union National Bank. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.10 Modified Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to TRSTE, Inc. securing First Union National Bank. Filed as
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.11 $3,780,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.12 $1,035,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

   10.13 $5,940,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

   10.14 $58,000,000 Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.15 Registration Rights Agreement, dated as of November 13, 2001, among Trex Company, Inc., First Union National Bank and the other Holders from time to time thereafter. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   10.16 Trex Company, Inc. Common Stock Purchase Warrant, dated November 13, 2001, issued to First Union National Bank. Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   21     Subsidiaries of the Company. Filed herewith.

   23     Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.

                               TREX COMPANY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----
Report of Independent Auditors ...................................................................    F-2
Consolidated Financial Statements
   Consolidated Balance Sheets-December 31, 2000 and 2001 ........................................    F-3
   Consolidated Statements of Operations for the three years ended December 31, 2001 .............    F-4
   Consolidated Statements of Changes in Members'/Stockholders' Equity and
      Comprehensive Income for the three years ended December 31, 2001 ...........................    F-5
   Consolidated Statements of Cash Flows for the three years ended December 31, 2001 .............    F-6
   Notes to Consolidated Financial Statements. ...................................................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Trex Company, Inc.

         We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in members'/stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP

McLean, Virginia,
February 8, 2002

                               TREX COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                      ----------------------------
                                                                                           2000            2001
                                                                                           ----            ----
ASSETS
Current Assets:
     Cash and cash equivalents .....................................................  $         --    $         --
     Trade accounts receivable .....................................................    10,582,000       2,507,000
     Inventories ...................................................................    23,017,000      33,168,000
     Prepaid expenses and other assets .............................................       689,000       1,306,000
     Income taxes receivable .......................................................            --       1,137,000
     Deferred income taxes .........................................................       478,000       1,946,000
                                                                                      ------------    ------------
          Total current assets .....................................................    34,766,000      40,064,000
                                                                                      ------------    ------------
Property, plant and equipment, net .................................................   113,635,000     137,223,000
Intangible assets, net .............................................................     7,544,000       6,837,000
Other ..............................................................................       650,000         513,000
                                                                                      ------------    ------------
          Total Assets .............................................................  $156,595,000    $184,637,000
                                                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable ........................................................  $ 17,082,000    $  9,495,000
     Accrued expenses ..............................................................     2,053,000         630,000
     Income taxes payable ..........................................................       574,000              --
     Other current liabilities .....................................................       664,000         964,000
     Current portion of long-term debt .............................................       697,000      25,759,000
                                                                                      ------------    ------------
          Total current liabilities ................................................    21,070,000      36,848,000
Deferred income taxes ..............................................................     5,782,000       7,800,000
Line of credit .....................................................................    44,748,000      12,153,000
Debt-related derivative ............................................................            --       1,381,000
Long-term debt .....................................................................    15,954,000      48,182,000
Debt discount ......................................................................            --      (3,712,000)
                                                                                      ------------    ------------
          Total Liabilities ........................................................    87,554,000     102,652,000
                                                                                      ------------    ------------
Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued
        and outstanding ............................................................            --              --
     Common stock, $0.01 par value, 40,000,000 shares authorized; 14,135,060 and
        14,155,083 shares issued and outstanding at December 31, 2000 and
        2001, respectively .........................................................       141,000         142,000
     Additional capital ............................................................    41,330,000      46,079,000
     Retained earnings .............................................................    27,570,000      36,620,000
     Accumulated other comprehensive net loss ......................................            --        (856,000)
                                                                                      ------------    ------------
          Total Stockholders' Equity ...............................................    69,041,000      81,985,000
                                                                                      ------------    ------------
          Total Liabilities and Stockholders' Equity. ..............................  $156,595,000    $184,637,000
                                                                                      ============    ============


         See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended December 31,
                                                                       ---------------------------------------------
                                                                           1999            2000             2001
                                                                           ----            ----             ----
Net sales ..........................................................   $77,570,000     $117,568,000     $116,860,000
Cost of sales ......................................................    37,707,000       61,852,000       67,973,000
                                                                       -----------     ------------     ------------
Gross profit. ......................................................    39,863,000       55,716,000       48,887,000
Selling, general, and administrative expenses ......................    18,370,000       23,830,000       31,801,000
                                                                       -----------     ------------     ------------
Income from operations .............................................    21,493,000       31,886,000       17,086,000
Interest income ....................................................        83,000            5,000            2,000
Interest expense ...................................................    (1,559,000)        (907,000)      (3,852,000)
                                                                       -----------     ------------     ------------
Income before income taxes and extraordinary item ..................    20,017,000       30,984,000       13,236,000
Income taxes .......................................................     7,281,000       11,682,000        4,186,000
                                                                       -----------     ------------     ------------
Income before extraordinary item ...................................    12,736,000       19,302,000        9,050,000
Extraordinary loss on the early extinguishment of debt, net of
   $704,000 of income tax benefit. .................................    (1,056,000)              --               --
                                                                       -----------     ------------     ------------
Net income. ........................................................   $11,680,000     $ 19,302,000     $  9,050,000
                                                                       ===========     ============     ============

Basic earnings per common share:
     Income before extraordinary item ..............................   $      0.98     $       1.37     $       0.64
     Extraordinary item ............................................         (0.08)              --               --
                                                                       -----------     ------------     ------------
     Net income ....................................................   $      0.90     $       1.37     $       0.64
                                                                       ===========     ============     ============
Weighted average basic shares outstanding ..........................    12,848,571       14,129,652       14,145,660
                                                                       ===========     ============     ============

Diluted earnings per common share:

     Income before extraordinary item ..............................   $      0.98     $       1.36     $       0.64
     Extraordinary item ............................................         (0.08)              --               --
                                                                       -----------     ------------     ------------
     Net income ....................................................   $      0.90     $       1.36     $       0.64
                                                                       ===========     ============     ============
Weighted average diluted shares outstanding ........................    12,892,784       14,179,475       14,182,457
                                                                       ===========     ============     ============
     Pro Forma Data (unaudited, see Note 12):
     Historical income before taxes and extraordinary item .........   $20,017,000
     Pro forma income taxes ........................................    (7,606,000)
                                                                       -----------
     Pro forma net income ..........................................   $12,411,000
                                                                       ===========
     Pro forma basic earnings per share ............................   $      0.97
                                                                       ===========
     Pro forma weighted average basic common shares
        outstanding ................................................    12,848,571
                                                                       ===========
     Pro forma diluted earnings per share ..........................   $      0.96
                                                                       ===========
     Pro forma weighted average diluted common shares
        outstanding ................................................    12,892,784
                                                                       ===========

         See accompanying notes to financial statements.

                               TREX COMPANY, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS'/ STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME

                   For The Three Years Ended December 31, 2001

                                                                                          Accumulated   Undistributed
                                                                                              Other        Income/
                                         Preferred       Junior     Common    Additional  Comprehensive    Retained
                                           Units         Units       Stock      Capital       Loss         Earnings        Total
                                           -----         -----       -----      -------       ----         --------        -----
Balance, December 31, 1998 ..........  $ 3,000,000   $ 2,350,000  $       -- $         --  $       --   $  7,941,000   $ 13,291,000
Net income ..........................           --            --          --           --          --     11,680,000     11,680,000
Preferred redemption ................   (3,000,000)           --          --           --          --       (115,000)    (3,115,000)
Common distributions ................           --    (2,350,000)         --           --          --    (11,238,000)   (13,588,000)
Reorganization ......................           --            --      95,000      (95,000)         --             --             --
Initial public offering .............           --            --      46,000   41,009,000          --             --     41,055,000
Employee stock purchase plan ........           --            --          --       78,000          --             --         78,000
                                       -----------   ------------ ---------- ------------  ----------   ------------   ------------

Balance, December 31, 1999 ..........           --            --     141,000   40,992,000          --      8,268,000     49,401,000
Net income ..........................           --            --          --           --          --     19,302,000     19,302,000
Employee stock purchase and option
 plans ..............................           --            --          --      245,000          --             --        245,000
Tax benefit of stock options ........           --            --          --       93,000          --             --         93,000
                                       -----------   -----------  ---------- ------------  ----------   ------------   ------------

Balance, December 31, 2000 ..........           --            --     141,000   41,330,000          --     27,570,000     69,041,000
Comprehensive income:
 Net income .........................           --            --          --           --          --      9,050,000      9,050,000
 Cumulative effect upon adoption of
  FAS 133, net of tax ...............           --            --          --           --    (508,000)            --       (508,000)
 Unrealized losses on interest
  rate swaps, net of tax ............           --            --          --           --    (606,000)            --       (606,000)
 Derivative loss reclassified to
  earnings, net of tax ..............                                                         258,000                       258,000
                                                                                                                       ------------
Total comprehensive income ..........                                                                                     8,194,000
Warrants.............................           --            --          --    4,415,000          --             --      4,415,000
Employee stock purchase and option
 plans ..............................           --            --       1,000      272,000          --             --        273,000
Tax benefit of stock options ........           --            --          --       62,000          --             --         62,000
                                       -----------   -----------  ---------- ------------  ----------   ------------   ------------

Balance, December 31, 2001 ..........  $        --   $        --  $  142,000 $ 46,079,000  $ (856,000)  $ 36,620,000   $ 81,985,000
                                       ===========   ===========  ========== ============  ==========   ============   ============

                 See accompanying notes to financial statements.

                               TREX COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended December 31,
                                                              --------------------------------------------
                                                                   1999           2000            2001
                                                              ------------    ------------    ------------
Operating Activities
Net income ................................................   $ 11,680,000    $ 19,302,000    $  9,050,000
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Extraordinary loss on early prepayment of debt .......      1,760,000              --              --
     Deferred income taxes ................................      3,172,000       2,132,000       1,075,000
     Tax benefit of stock options .........................             --          93,000          62,000
     Depreciation and amortization ........................      4,457,000       6,869,000       9,326,000
     Loss on disposal of property, plant and equipment ....        157,000          18,000         469,000
     Changes in operating assets and liabilities:
          Trade accounts receivable .......................     (1,232,000)     (9,316,000)      8,075,000
          Inventories .....................................     (2,661,000)    (14,349,000)    (10,151,000)
          Prepaid expenses and other assets ...............       (384,000)       (282,000)       (480,000)
          Trade accounts payable ..........................      3,839,000      10,666,000      (7,587,000)
          Accrued expenses ................................        651,000         316,000      (1,423,000)
          Income taxes receivable/payable .................        117,000         457,000      (1,711,000)
          Other ...........................................       (151,000)       (499,000)        299,000
                                                              ------------    ------------    ------------
Net cash provided by operating activities .................     21,405,000      15,407,000       7,004,000
                                                              ------------    ------------    ------------


Investing Activities
Expenditures for property, plant and equipment ............    (29,369,000)    (60,114,000)    (31,972,000)
                                                              ------------    ------------    ------------
Net cash used in investing activities .....................    (29,369,000)    (60,114,000)    (31,972,000)
                                                              ------------    ------------    ------------


Financing Activities
Borrowings under mortgages and notes ......................     11,298,000       5,940,000      58,000,000
Principal payments under mortgages and notes ..............    (34,678,000)       (512,000)       (710,000)
Borrowings under line of credit ...........................     10,793,000      57,249,000      82,890,000
Principal payments under line of credit ...................     (5,079,000)    (18,215,000)   (115,485,000)
Proceeds from initial public offering .....................     41,055,000              --              --
Proceeds from employee stock purchase and option plans ....         78,000         245,000         273,000
Preferred distributions paid ..............................     (3,115,000)             --              --
Common distributions paid .................................    (13,588,000)             --              --
                                                              ------------    ------------    ------------
Net cash provided by financing activities .................      6,764,000      44,707,000      24,968,000
                                                              ------------    ------------    ------------
Net decrease in cash and cash equivalents .................     (1,200,000)             --              --
Cash and cash equivalents at beginning of year ............      1,200,000              --              --
                                                              ------------    ------------    ------------
Cash and cash equivalents at end of year ..................   $         --    $         --    $         --
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

         Through its subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications, which are marketed under the brand name Trex(R). The Company operates in one business segment. Trex Wood-Polymer(R) lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Corporation (the "Mobil Composite Products Division") for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

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

Initial Public Offering

         In the IPO, the Company sold 4,615,450 shares of Common Stock at a public offering price of $10.00 per share. Of such shares, the Company sold 4,000,000 shares on April 13, 1999 and 615,450 shares on May 6, 1999 pursuant to the underwriters' exercise in full of their over-allotment option. The net proceeds from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by the Company, totaled $41.1 million. The net proceeds of approximately $35.5 million from the sale of shares on April 13, 1999 were used as follows: approximately $28.1 million was used to repay approximately $26.3 million principal amount of senior and subordinated notes, accrued interest thereon and a related prepayment premium of approximately $1.5 million; approximately $3.1 million was used to repay the note issued to the preferred member of TREX Company, LLC in the Reorganization; and approximately $4.3 million was used to fund a portion of the LLC Distribution. Of the net proceeds of approximately $5.6 million from the over-allotment exercise, approximately $4.4 million was used to repay borrowings under the Company's revolving credit facility and approximately $1.2 million was used for working capital and general corporate purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, TREX Company, LLC, Winchester Capital, Inc and Trex Wood-Polymer Espana, S.L. Significant intercompany accounts and transactions have been eliminated in consolidation.

         Trex Wood-Polymer Espana, S.L. was formed to hold the Company's 35% equity interest in Denplax, S.A., a joint venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a new facility in El Ejido, Spain. The Company's investment in Denplax, S.A. is accounted for using the equity method.

Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments purchased with original maturities of three months or less.

Inventories

         Inventories are stated at the lower of cost (last-in, first-out) or market value.

Long Lived Assets

Property, Plant and Equipment

         Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

            Machinery and equipment ................................... 11 years
            Furniture and equipment ................................... 10 years
            Forklifts and tractors ....................................  5 years
            Data processing equipment .................................  5 years

         Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

         Intangible assets consist of goodwill representing the excess of cost over net assets acquired resulting from the purchase of the Mobil Composite Products Division. For all periods through December 31, 2001, goodwill has been amortized using the straight-line method over a period of 15 years.

         The Company assesses long-lived assets including intangible assets for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. Intangibles are also evaluated for recoverability by estimating the projected undiscounted cash flows, excluding interest, of the related business activities. The impairment loss of these assets, including goodwill, is measured by comparing the carrying amount of the asset to its fair value less disposal costs, with any excess of carrying value over fair value written off. Fair value is based on market prices where available, an estimate of market value, or various valuation techniques including discounted cash flow.

Revenue Recognition

         The Company recognizes revenue at the point of sale, which is at the time of shipment to the customer from the Company's manufacturing facilities. Pursuant to the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," the company records all shipping and handling fees in net sales and records all of the related costs in cost of sales.

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

Research and Development Costs

         Research and development costs are expensed as incurred. For the years ended December 31, 1999, 2000 and 2001, research and development costs were approximately $1,238,000, $1,440,000 and $1,732,000, respectively.

Advertising Costs

         Branding costs including advertising are expensed as incurred. For the years ended December 31, 1999, 2000 and 2001, branding costs were approximately $6,915,000, $8,092,000 and $10,034,000, respectively.

Fair Value of Financial Instruments

         The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other current liabilities, and long-term debt to approximate the fair value of the respective assets and liabilities at December 31, 2000 and 2001.

Derivative Instruments

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

         In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements effectively converting its LIBOR-based floating rate debt to a fixed-rate obligation. These interest rate swap agreements are accounted for as cash flow hedges as permitted by SFAS No. 133.

         The transition adjustment to implement this new standard, which is presented as a cumulative effect of change in accounting principle, increased liabilities by approximately $0.8 million, with a corresponding reduction in stockholders' equity through other comprehensive income (approximately $0.5 million, net of tax). The Company recognized an increase in the liability of $0.6 million with a corresponding decrease to stockholders' equity through other comprehensive income (approximately $0.6 million, net of tax and reclassification to earnings), for the fiscal year ended December 31, 2001. The Company estimates that of the amounts included in other comprehensive income, approximately $0.5 million, net of taxes of approximately $0.3 million, will be reclassified to earnings over the next 12 months.

         Comprehensive income for the Company includes net income and derivative gains or losses that are excluded from net income but included as a separate component of total stockholders' equity. Comprehensive income for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                                                   1999             2000              2001
                                                              -------------     -------------    -------------
Net income ................................................   $  11,680,000     $  19,302,000    $   9,050,000
Cumulative effect of a change in accounting principle .....              --                --         (508,000)
Net derivative change in fair value .......................              --                --         (606,000)
Derivative loss reclassified to earnings ..................              --                --          258,000
                                                              -------------     -------------    -------------
         Total comprehensive income .......................   $  11,680,000     $  19,302,000    $   8,194,000
                                                              =============     =============    =============

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company expects the implementation of FAS 141 will have no effect on its earnings and financial position. FAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company will adopt FAS 142 in 2002 and does not expect any impairment of goodwill upon adoption. Goodwill amortization was approximately $0.7 million in each of fiscal years 1999, 2000 and 2001. The adoption of the standard is expected to result in an increase in net income by approximately $0.4 million in 2002.

Risks and Uncertainties

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

         The Company has significant idled assets and construction in process as of December 31, 2001. The Company expects that construction in process will be completed and put into service and that idled assets will be put back into service. Accordingly, the Company has performed impairment tests on these assets held for use based on estimated future levels of sales and production and has determined that no impairment exists as of December 31, 2001. Actual results could differ from those estimates, potentially resulting in impairment charges that could adversely affect the Company's results of operations and financial condition. The excess, if any, of the carrying value of such assets over the fair values is not readily determinable due to the current state of construction and their proprietary and unique nature.

         The company's ability to pay down its senior term loan, borrow under its revolving credit facility and continue to comply with its loan covenants will depend primarily on its success in generating operating cash flow. The Company is required in 2002 to repay $25.0 million of $58.0 million of outstanding borrowings under its senior term loan. The Company's ability to borrow under its $17.0 million revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with its senior credit facility covenants, the Company must maintain specified financial ratios based on its debt, capital and earnings before interest, taxes, depreciation and amortization. See Note 6.

3.   INVENTORIES

       Inventories consist of the following as of December 31:

                                                                                        2000           2001
                                                                                    -----------    -----------
   Finished goods. ..............................................................   $19,523,000    $27,236,000
   Raw materials ................................................................     3,494,000      5,932,000
                                                                                    -----------    -----------
                                                                                    $23,017,000    $33,168,000
                                                                                    ===========    ===========

       At December 31, 2000 and 2001, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $1.0 and $0.9 million, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following as of December 31:

                                                                                        2000           2001
                                                                                   ------------   ------------
   Building and improvements ....................................................  $ 18,893,000   $ 34,858,000
   Machinery and equipment ......................................................    61,848,000     71,478,000
   Furniture and equipment ......................................................       753,000      1,946,000
   Forklifts and tractors .......................................................       159,000        567,000
   Data processing equipment ....................................................     1,171,000      2,565,000
   Construction in process ......................................................    39,985,000     42,400,000
   Land .........................................................................     4,934,000      5,353,000
                                                                                   ------------   ------------
                                                                                    127,743,000    159,167,000
   Accumulated depreciation .....................................................   (14,108,000)   (21,944,000)
                                                                                   ------------   ------------
                                                                                   $113,635,000   $137,223,000
                                                                                   ============   ============

       Depreciation expense for the years ended December 31, 1999, 2000 and 2001 totaled $3.6 million, $6.0 million, and $7.9 million, respectively.

5.   INTANGIBLE ASSETS

       Intangible assets consist of the following as of December 31:

                                                                                        2000           2001
                                                                                    -----------    -----------
   Goodwill .....................................................................   $10,609,000    $10,609,000
   Accumulated amortization .....................................................    (3,065,000)    (3,772,000)
                                                                                    -----------    -----------
                                                                                    $ 7,544,000    $ 6,837,000
                                                                                    ===========    ===========

       Amortization expense was $0.7 million for each of the years ended December 31, 1999, 2000 and 2001.

6.   DEBT

         On November 13, 2001, the Company and the lender amended the terms of the Company's senior bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. The terms of the revised credit agreement provide for borrowings under a revolving credit facility of up to $17.0 million for working capital and general corporate purposes through January 31, 2003. Amounts drawn under the revolving credit agreement bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter, and are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2001, the borrowing base totaled approximately $18.3 million. The revised agreement also provides for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1, 2002. The remaining principal balance and accrued interest on the term loan will be payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter. Amounts drawn under the term loan in excess of $33.0 million bear interest at an annual rate equal to LIBOR plus 5.00%. As of December 31, 2001, the Company has drawn down $58.0 million under the term loan. In connection with the revised agreement, the maturity dates of the Company's real estate mortgage loans with this lender were modified and the interest rates on these loans were increased by 200 basis points through June 30, 2002 and by 300 basis points thereafter. The mortgage loans will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. The revised agreement, which was effective as of September 30, 2001, contains restrictive and financial covenants, and borrowings under the agreement are secured by a lien on substantially all of the Company's assets.

         To remain in compliance with its senior credit facility covenants, the Company must maintain minimum financial ratios based on its debt, capital and earnings before interest, taxes, depreciation and amortization, or "EBITDA." The following table summarizes these financial covenant ratios:

                                                                                         Company Ratio as of
Ratio                                    Covenant                                         December 31, 2001
-----                                    --------                                         -----------------
Trailing twelve month EBITDA             Minimum of $22.0 million during the period        $ 25.7 million
                                         from October 1, 2001 through December
                                         31, 2001; minimum of $20.0 million
                                         during the period from January 1, 2002
                                         through March 31, 2002; minimum of
                                         $25.0 million thereafter

Debt to capital                          Maximum of 55.0%                                    51.2%

Debt to trailing twelve month EBITDA     Maximum of 4.0:1.0 through June 30, 2002;           3.3:1.0
                                         maximum of 3.0:1.0 thereafter


         In addition, the revised senior credit agreement limits the Company's ability to, among other things, incur additional debt; issue equity securities; pay dividends or make distributions; make acquisitions, investments or other restricted payments; pledge or mortgage assets; sell assets; and consolidate, merge or sell substantially all its assets.

         Before the foregoing revisions to the senior credit agreement, the Company was not in compliance with certain requirements of the agreement, including covenants that require the Company to maintain minimum leverage and capitalization ratios and to reduce its outstanding borrowings under the credit facility to $50.0 million as of September 30, 2001. As a result of such non-compliance, the Company was also in violation of certain of its mortgage loans with a total balance of approximately $9.9 million as of September 30, 2001. The revision of the credit agreement eliminated such non-compliance as of September 30, 2001 under both the credit facility and such mortgage loans. As of December 31, 2001, the Company was in compliance with the revolving credit facility, term loan and mortgage loans.

         In connection with the foregoing revisions to the senior credit agreement, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Common Stock at $14.89 per share, the then-current market value. The warrant relating to one-half of those shares is not exercisable until June 30, 2002 and will only become exercisable if the Company does not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date. The Company has valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option pricing model and applying a probability factor to recognize that the portion of the warrant relating to one-half of the 707,557 shares may not become exercisable. The $4.4 million warrant value was established as a debt discount in the fourth quarter of 2001 and is being amortized into interest expense through January 31, 2003, which is the maturity date of loans under the senior credit facility. Debt discount of $0.7 million was amortized into interest expense in the fourth quarter of 2001, resulting in a net debt discount of $3.7 million as of December 31, 2001.

         As of December 31, 2000 and 2001, $44.7 million and $12.2 million, respectively, were outstanding under the revolving credit facility and $0 and $58.0 million, respectively, were outstanding under the term loan.

         In April 1999, with a portion of the proceeds of the IPO, the Company repaid $21.2 million of its 10% senior notes and $5.0 million of its 12% subordinated notes. In connection with the repayment, the Company recorded an extraordinary loss on the early prepayment of debt in the amount of $1.1 million, net of taxes, consisting of a prepayment premium and the related unamortized debt discount at the time of repayment.

         In May 2000, the Company financed its purchase of a site adjacent to its Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to revised terms adopted in connection with the senior credit agreement amendments described above, the loan will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. Under an interest rate swap agreement, interest on this loan is payable at an annual rate of 10.10% through June 30, 2002 and 11.10% thereafter.

         In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of the Company's second manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. Pursuant to an interest rate swap agreement, interest on this loan is payable at an effective annual rate of 7.90%.

         During the year ended December 31, 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site of its second manufacturing facility and the site of its research and development facility. The loans provide for monthly amortization of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to revised terms adopted in connection with the senior credit agreement amendments described above, the loans will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. Under interest rate swap agreements, interest on these loans is payable at annual rates of 9.12% and 8.80%, respectively, through June 30, 2002 and 10.12% and 9.80%, respectively, thereafter.

         Long-term debt consists of the following as of December 31:

                                                                                            2000            2001
                                                                                        ------------    ------------
     Mortgage loan, due January 31, 2003, 9.12% through June 30, 2002 and 10.12%
          thereafter .................................................................  $  3,404,000    $  3,235,000
     Mortgage loan, due January 31, 2003, 8.80% through June 30, 2002 and 9.8%
          thereafter .................................................................       948,000         902,000
     Mortgage loan, due September 30, 2014, 7.90% ....................................     6,426,000       6,159,000
     Mortgage loan, due January 31, 2003, 10.10% through June 30, 2002 and 11.10%
          thereafter .................................................................     5,873,000       5,659,000
     Term loan, due January 31, 2003, LIBOR +3.00% to LIBOR +5.00% ...................            --      57,986,000
                                                                                        ------------    ------------
                                                                                          16,651,000      73,941,000
     Less current portion ............................................................      (697,000)    (25,759,000)
                                                                                        ------------    ------------
     Long-term debt ..................................................................  $ 15,954,000    $ 48,182,000
                                                                                        ============    ============

         Maturities of long-term debt are as follows:

     Years ending December 31,
     -------------------------
          2002 ..................................................  $ 25,759,000
          2003 ..................................................    42,643,000
          2004 ..................................................       349,000
          2005 ..................................................       378,000
          2006 ..................................................       409,000
          Thereafter ............................................     4,403,000
                                                                   ------------
                                                                   $ 73,941,000
                                                                   ============

         The mortgage loans are secured by the Company's various real estate holdings and are held by financial institutions.

         The Company made interest payments in the aggregate amounts of approximately $1.5 million, $1.8 million and $5.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. During 2000 and 2001, the Company capitalized approximately $1.1 million and $1.9 million of interest, respectively.

         During 1998, 1999 and 2000, the Company entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate mortgages. At December 31, 2001 the Company had four interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company's interest payments on its $3.8 million, $1.0 million, $6.7 million and $5.9 million LIBOR-based floating-rate debt exceed (fall below) 7.12%, 6.80%, 7.90% and 8.10%, respectively. The Company has not incurred a premium or other fee for these interest-rate swap agreements. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the LIBOR-based floating-rate debt. The notional amounts of these agreements correspond to the outstanding balances of the LIBOR-based debt. The Company has evaluated and documented these interest-rate swap agreements as cash flow hedges of LIBOR-based floating-rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of deferred taxes, as there is no hedge ineffectiveness.

         The Company is exposed to credit loss in the event of nonperformance by the counter-party on interest-rate swap agreements, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is generally the unrealized gains, if any, under such agreements.

7.   STOCKHOLDERS' EQUITY

         The predecessor of Trex Company, Inc., TREX Company, LLC, was initially capitalized by the sale of 3,000 Class A units for $2.0 million and 1,000 Class B units for $0.4 million. The Class A and Class B units are collectively referred to as junior units. In connection with the acquisition of substantially all of the assets and assumption of certain liabilities of the Mobil Composite Products Division, the Company issued Mobil Oil Corporation 1,000 preferred units in exchange for $3.0 million.

         In the Reorganization, the Company issued 9,500,000 shares of its Common Stock in exchange for the outstanding junior units and a note in the principal amount of $3.1 million in exchange for the preferred units. In the IPO, the Company sold 4,615,450 previously unissued shares of its Common Stock for net proceeds of $41.1 million. In connection with the Reorganization and IPO, the Company repaid the note it exchanged for the preferred units, and made payments totaling $13.6 million to the original Class A and Class B unitholders, as a distribution of previously undistributed earnings and a return of capital. See Note 1 for a discussion of the Reorganization and IPO transactions.

         Through the Company's employee stock purchase plan and stock option plan, 14,488 and 20,023 previously unissued shares of Common Stock were issued to employees and/or non-employee directors for a total of $0.2 million and $0.3 million during 2000 and 2001, respectively.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                   1999            2000           2001
                                                                   ----            ----           ----
     Numerator for basic and diluted:
          Income before extraordinary item ..................  $12,736,000     $19,302,000     $9,050,000
          Preferred dividends ...............................     (115,000)             --             --
                                                               -----------     -----------     ----------
                                                                12,621,000      19,302,000      9,050,000
          Extraordinary item ................................   (1,056,000)             --             --
                                                               -----------     -----------     ----------
          Net income available to common shareholders .......  $11,565,000     $19,302,000     $9,050,000
                                                               ===========     ===========     ==========

     Denominator:
          Weighted average shares outstanding ...............   12,848,571      14,129,652     14,145,660
           Effect of dilutive securities:
           Stock options ....................................       44,213          49,823         27,091
           Warrants .........................................           --              --          9,706
                                                               -----------     -----------     ----------
                   Dilutive potential shares ................       44,213          49,823         36,797
                                                               -----------     -----------     ----------
          Weighted  average shares outstanding
           as adjusted ......................................   12,892,784      14,179,475     14,182,457
                                                               ===========     ===========     ==========

  Basic earnings per share:
        Income before extraordinary item..........  $   0.98  $   1.37  $   0.64
        Extraordinary item........................     (0.08)       --        --
                                                    --------  --------  --------
        Net income................................  $   0.90  $   1.37  $   0.64
                                                    ========  ========  ========

   Diluted earnings per share:
        Income before extraordinary item..........  $   0.98  $   1.36  $   0.64
        Extraordinary item........................     (0.08)       --        --
                                                    --------  --------  --------
        Net income................................  $   0.90  $   1.36  $   0.64
                                                    ========  ========  ========


         The earnings per share amounts shown above for 1999 have been adjusted to reflect the Reorganization and the issuance of 9,500,000 shares of Trex Company, Inc. Common Stock in exchange for the junior units in TREX Company, LLC. The diluted weighted average shares outstanding for 1999, 2000 and 2001 reflect the dilutive effect of the exercise of stock options outstanding. In addition, the diluted weighted average shares outstanding for 2001 reflect the dilutive effect of the exercise of warrants outstanding.

         On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the "Plan"). The Plan authorizes the granting of options to purchase up to 1,400,000 shares of Common Stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the option grant date. Vesting of the options is determined by the Compensation and Governance Committee of the Board of Directors, with a maximum vesting period of 10 years.

         Stock option activity from inception of the Plan through December 31, 2001 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                        Options    Per Share
                                                        -------    ---------

   Outstanding March 12, 1999 (inception) ..........         --           --

   1999

        Granted ....................................    111,160      $ 10.53
        Exercised ..................................     (7,160)     $ 10.00
        Canceled ...................................         --           --
                                                      ----------
   Outstanding at December 31, 1999 ................    104,000      $ 10.53

   2000

        Granted ....................................    141,358      $ 28.20
        Exercised ..................................     (8,018)     $ 10.00
        Canceled ...................................    (14,309)     $ 15.04
                                                      ----------
   Outstanding at December 31, 2000 ................    223,031      $ 21.27
                                                      ==========
   Exercisable at December 31, 2000 ................     29,494      $ 18.77
                                                      ==========

   2001
        Granted ....................................    155,277      $ 23.89
        Exercised ..................................     (9,874)     $ 10.04
        Canceled ...................................    (18,477)     $ 19.31
                                                      ----------
   Outstanding at December 31, 2001 ................    349,957      $ 22.84
                                                      ==========
   Exercisable at December 31, 2001 ................     71,203      $ 20.97
                                                      ==========

         At December 31, 2001, the price range of options outstanding was as follows:

                                                Weighted    Average                 Weighted
                                                 Average    Remaining                Average
                                    Options     Exercise  Contractual    Options    Exercise
                                  Outstanding    Price    Life (Years) Exercisable   Price
                                  -----------    -----    -----------  -----------   -----

  $10.00-19.99 ................      96,247     $ 12.42       8.1        29,032    $ 10.19
   20.00-29.99 ................     223,692       26.16       7.0        34,903      27.69
   30.00-39.99 ................      28,373       30.65       8.5         6,858      30.64
   40.00 and over .............       1,645       50.00       5.9           410      50.00
                                    -------                              ------
                                    349,957       22.84       7.3        71,203      20.97

         The grant date weighted average fair value of options granted in 1999, 2000 and 2001 was $7.14, $19.35 and $14.80, respectively. Options generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are forfeitable upon termination of an option holder's service as an employee or director under certain circumstances.

         At December 31, 2001, 1,050,043 shares of Common Stock were reserved for issuance under the Plan in connection with future grants.

         In accordance with SFAS 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 2000 and 2001: risk-free interest rate of 6%; no dividends; and a weighted-average expected life of the options of approximately five years. A volatility factor of the expected market price of the Common Stock of 55%, 81% and 70% was used for 1999, 2000 and 2001, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         For purposes of the pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect of applying SFAS 123 for the years ended December 31, 1999, 2000 and 2001 would have reduced income by approximately $0.1 million, $0.4 million and $1.8 million, respectively, and resulted in basic earnings per share of $0.89, $1.34 and $0.56, respectively.

         On November 13, 2001, the Company and the lender revised the terms of the Company's senior bank facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. See Note 6. In connection with the revised agreement, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Company's Common Stock at $14.89 per share, the then-current market value. The warrant relating to one-half of those shares is not exercisable until June 30, 2002 and will only become exercisable if the Company does not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date. The Company has valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option pricing model and applying a probability factor to recognize that the portion of the warrant relating to one-half of the 707,557 shares may not become exercisable. The following assumptions were used in the Black-Scholes model: no dividends; expected volatility of 81%; risk-free interest rate of 3.6%; and expected life of the warrant term of approximately three years. The $4.4 million warrant value was established as a debt discount in the fourth quarter of 2001 and is being amortized into interest expense through January 31, 2003, which is the maturity date of loans under the senior credit facility. Debt discount of $0.7 million was amortized into interest expense in the fourth quarter of 2001, resulting in a net debt discount of $3.7 million as of December 31, 2001.

8.  LEASES

     The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2001 were as follows:

    Year ending December 31,
    ------------------------
    2002 .....................................................  $ 3,521,000
    2003 .....................................................    2,708,000
    2004 .....................................................    2,113,000
    2005 .....................................................    1,767,000
    2006 .....................................................    1,592,000
    Thereafter ...............................................    8,524,000
                                                                -----------
                                                                $20,225,000
                                                                ===========

     For the years ended December 31, 1999, 2000 and 2001, the Company recognized rental expenses of approximately $1.5 million, $2.6 million and $4.8 million, respectively.

9.  FRINGE BENEFIT PLANS

     The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company's full time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company recognized contribution expense totaling $1.1 million, $0.7 million and $0.2 million to the 401(k) Profit Sharing Plan and $0.3 million, $0.3 million and $0.4 million to the Money Purchase Pension Plan during the years ended December 31, 1999, 2000 and 2001, respectively. As of December 31, 2000 and 2001, the Company's accrued expenses included approximately $0.8 million and $0.5 million, respectively, for contributions due in respect of the 401(k) Profit Sharing Plan and Money Purchase Pension Plan.

10. INCOME TAXES

     The Company's provision for income taxes consists of the following:

                                                Year ended December 31,
                                      ---------------------------------------
                                          1999          2000           2001
                                          ----          ----           ----
    Current ........................  $4,109,000    $ 9,635,000    $2,938,000
    Deferred .......................   3,172,000      2,047,000     1,248,000
                                       ---------      ---------     ---------
    Total provision ................  $7,281,000    $11,682,000    $4,186,000
                                      ==========    ===========    ==========

     The provision for income taxes is less than the amount of income tax determined by applying the U.S. Federal statutory rate of 35 percent to income before taxes as a result of the following:

                                                                           Year ended December 31,
                                                                  ---------------------------------------
                                                                     1999          2000          2001
                                                                     ----          ----          ----
    U.S. federal statutory taxes ...............................  $6,806,000   $10,854,000    $4,633,000
    State and local taxes, net of U.S. federal benefit .........     797,000       793,000      (600,000)

    Effect of income taxed directly to LLC members .............  (2,961,000)           --           --
    Deferred taxes arising from Reorganization .................   2,609,000            --           --
    Other ......................................................      30,000        35,000      153,000
                                                                 -----------   -----------   ----------
                                                                 $ 7,281,000   $11,682,000   $4,186,000
                                                                 ===========   ===========   ==========

     Deferred tax assets and liabilities as of December 31, 2000 and 2001 consist of the following:

                                                          As of December 31,
                                                          ------------------
                                                         2000           2001
                                                         ----           ----
    Deferred tax assets-current:
         Reserves .................................. $   478,000    $ 1,946,000

    Deferred tax liabilities-non-current:
         Book versus tax depreciation .............. $(5,782,000)   $(7,800,000)
                                                     ------------   ------------

    Net deferred tax liability ..................... $(5,304,000)   $(5,854,000)
                                                     ============   ============


     Cash paid for income taxes during the years ended December 31, 1999, 2000 and 2001 was $3,287,000, $9,088,000 and $4,993,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

     Commencing on July 11, 2001, four purported class action lawsuits (collectively, the "securities class action") were filed in the United States District Court for the Western District of Virginia naming as defendants the Company and Robert G. Matheny, the President and a director of the Company, Roger A. Wittenberg, the Executive Vice President of Material Sourcing and International Operations and a director of the Company, and Anthony J. Cavanna, the Executive Vice President and Chief Financial Officer and a director of the Company. The plaintiffs in these lawsuits purport to represent a class of purchasers of the company's securities between November 2, 2000 and June 18, 2001. The complaints, one of which since has been dismissed voluntarily, allege that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by making false and misleading public statements or omissions concerning the Company's operating and financial results, expectations, and business and by filing misleading reports on Forms 10-Q and 10-K with the Securities and Exchange Commission. The plaintiffs seek unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The cases have been consolidated and an amended consolidated complaint, which added as a defendant Andrew U. Ferrari, the Company's Executive Vice President of Marketing and Business Development and a director of the Company, was filed on December 17, 2001. On or about January 31, 2002, the defendants filed a motion to have the amended consolidated complaint dismissed with prejudice. That motion is in the process of being briefed and, accordingly, the defendants' time to answer has not yet expired. Discovery is stayed pursuant to the automatic stay provisions of the Private Securities Litigation Reform Act of 1995. Due to the early stage of this litigation, the Company is unable to conclude that a loss, if any, is either probable or reasonably estimable. The Company believes that the lawsuits are without merit and intends to vigorously defend these lawsuits and any other similar lawsuits that may be served on the Company.

     On or about September 21, 2001, the Company was named in a complaint (the "Bennett complaint") filed in the Circuit Court for the City of Winchester. The Bennett complaint purports to assert a derivative suit for the benefit of the Company against each of its directors. It alleges that during the same period at issue in the securities class action and in violation of applicable state and/or federal laws, the individual defendants caused the Company to issue materially misleading disclosures in order to inflate the Company's stock price and permit insider trading by two of the individual defendants. The

Bennett complaint further alleges that the individual defendants thereby exposed the Company to potential damages in connection with the securities class action. The Bennett complaint seeks a constructive trust in favor of the Company over the profits received from the allegedly improper insider sales, as well as an unspecified amount of damages allegedly sustained by the Company, together with attorneys' fees, costs and expenses. No damages or other relief are sought from the Company. On October 19, 2001, the Bennett complaint was removed to the federal court in which the related securities class action is pending. This lawsuit has been consolidated for pretrial purposes with the securities class action and stayed pending resolution of the motion to dismiss the securities class action.

     On December 5, 2001, a plaintiff commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging patent infringement against the Company. The Company believes that this claim is without merit and intends to vigorously defend it. The Company denies any liability and has filed a counterclaim against the plaintiff for declaratory judgment. The Company is seeking a ruling that the plaintiff's patent is invalid and unenforceable, and that the Company does not infringe the patent. The parties have filed initial pleadings in this case. Due to the early stage of this litigation, the Company is unable to conclude that a loss, if any, is either probable or reasonably estimable.

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

     Approximately 75%, 75% and 78% of the Company's sales for the years ended December 31, 1999, 2000 and 2001, respectively, were from its four largest customers, each of which exceeded 10% of sales. Approximately 24%, 20% and 18% of the Company's raw materials for the years ended December 31, 1999, 2000 and 2001, respectively, were purchased from its four largest suppliers.

12. PRO FORMA DATA (Unaudited)

     The pro forma statement of operations data give effect to the Reorganization as if the Reorganization had occurred on January 1, 1999. The pro forma net income taxes and pro forma net income reflect federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation for the year ended December 31, 1999. The pro forma consolidated statements of operations data exclude one-time charges relating to the Reorganization and IPO, including (i) a net deferred tax liability of approximately $2.6 million and (ii) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the IPO. Pro forma weighted average shares outstanding reflect 9,500,000 shares of Trex Company, Inc. Common Stock outstanding through April 7, 1999, 13,500,000 shares outstanding from April 8, 1999 through May 2, 1999, 14,115,450 shares outstanding from May 3 through July 14, 1999, 14,118,435 shares outstanding from July 15 through October 14, 1999 and 14,120,572 shares outstanding through December 31, 1999.

     The following table sets forth the computation of basic earnings per common share on a supplemental pro forma basis for the year ended December 31, 1999:

Numerator:
    Historical income from operations .............................  $21,493,000

     Supplemental pro forma interest expense, net...............................         (691,000)
     Pro forma income tax provision.............................................       (7,905,000)
                                                                                      -----------
     Supplemental pro forma net income available to common shareholders.........      $12,897,000
                                                                                      ===========
Denominator:
     Denominator for supplemental pro forma basic earnings per common share--
        weighted average shares outstanding.....................................       14,117,297
                                                                                      ===========
     Supplemental pro forma basic earnings per common share.....................      $      0.91
                                                                                      ===========


         The foregoing supplemental pro forma basic earnings per common share amount has been adjusted to reflect the Reorganization (see Note 1) as if the Reorganization had occurred on January 1, 1999. The supplemental pro forma interest expense gives effect to the repayment of the senior and subordinated notes, and related debt issuance and discount amortization, from the net proceeds of the IPO as if such repayment had been made as of January 1, 1999. The supplemental pro forma income tax provision reflects federal and state income taxes (assuming a 38% combined effective tax rate) as if the Company had been taxed as a C corporation as of January 1, 1999. Supplemental pro forma net income available to common shareholders assumes the preferred units were exchanged as of January 1, 1999. Supplemental pro forma weighted average shares outstanding assumes that the shares resulting from the Reorganization and the consummation of the IPO were outstanding for the entire period. Supplemental pro forma fully diluted earnings per share is the same as supplemental pro forma basic earnings per share and, therefore, is not separately presented.

13.  RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001, the Company purchased approximately $1.3 million of plastic raw material from Denplax, S.A., a Spanish joint venture which is 35%-owned by the Company, and paid approximately $0.8 million to one of the joint venture partners for freight services. The Company had no such transactions in 1999 or 2000. Receivables from and payables to related parties were not significant as of December 31, 2000 and 2001. The Company's investment in Denplax was approximately $0.5 million at December 31, 2001 and its equity share of losses from the investment was approximately $0.1 million for the year then ended.

14.  INTERIM FINANCIAL DATA (Unaudited)

                                                                       Three Months Ended
                       ------------------------------------------------------------------------------------------------------------
                        March 31,    June 30,    September 30,  December 31,    March 31,    June 30,   September 30,  December 31,
                          2000         2000           2000          2000          2001         2001         2001          2001
                         ------       ------        -------        ------       -------       ------       ------        ------
Net sales............  $ 39,053,000 $ 36,449,000  $ 25,806,000  $ 16,260,000  $42,196,000  $27,727,000  $ 29,868,000   $17,069,000
Gross profit.........    18,162,000   18,013,000    13,103,000     6,438,000   19,218,000   11,667,000    13,152,000     4,850,000

Net income (loss)....     7,057,000    6,081,000     5,196,000       968,000    7,655,000      287,000     3,403,000    (2,295,000)

Basic net income
 (loss) per share....  $       0.50 $       0.43  $       0.37  $       0.07  $      0.54         0.02  $       0.24   $     (0.16)

Diluted net income
  (loss) per share...  $       0.50 $       0.43  $       0.37  $       0.07  $      0.54         0.02  $       0.24   $     (0.16)

         The reduction in gross profit as a percentage of net sales in the quarter ended December 31, 2001 relative to the quarters ended September 30, 2001 and December 31, 2000 resulted primarily from reduced production in the quarter ended December 31, 2001 and the resulting reduction in the absorption of manufacturing overhead. The Company temporarily idled some of its productive capacity in the third and fourth quarters of 2001 to conserve working capital.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TREX COMPANY, INC.

                                             BY:  /S/ Anthony J. Cavanna
                                                ------------------------
                                                  Anthony J. Cavanna
                           Executive Vice President and Chief Financial Officer
                                        (Duly Authorized Officer)

Date:  March 21, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 21, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                                           Title
----------------------------                             -----------

    /s/ Robert G. Matheny         President and Director
--------------------------        (Principal Executive Officer)
        Robert G. Matheny


    /s/ Anthony J. Cavanna        Executive Vice President and Chief Financial
--------------------------        Officer and Director (Principal Financial
        Anthony J. Cavanna        Officer and Principal Accounting Officer)


    /s/ Andrew U. Ferrari         Director
-------------------------
        Andrew U. Ferrari


    /s/ Roger A. Wittenberg       Director
---------------------------
        Roger A. Wittenberg


    /s/ William H. Martin, III    Director
------------------------------
        William H. Martin, III


    /s/ William F. Andrews        Director
--------------------------
        William F. Andrews


    /s/ Patricia B. Robinson      Director
---------------------------
        Patricia B. Robinson

                                  EXHIBIT INDEX

  3.1 Restated Certificate of Incorporation of Trex Company, Inc. (the "Company"). Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

  3.2 Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

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

 10.3 Form of Non-Incentive Stock Option Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (No. 333-83998) and incorporated herein by reference.

10.4 Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

 10.5   Form of Distributor Agreement of TREX Company, LLC.  Filed herewith.

 10.6 Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

 10.7 Second Amended and Restated Credit Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

 10.8 Security Agreement, dated as of September 30, 2001, among TREX Company, LLC, Trex Company, Inc., and First Union National Bank. Filed as
        Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

 10.9 Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to Western Title Company, Inc. securing First Union National Bank. Filed as
        Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

  10.10 Modified Deed of Trust, Security Agreement and Assignment of Leases and Rents, dated as of September 30, 2001, granted by TREX Company, LLC to TRSTE, Inc. securing First Union National Bank. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

  10.11 $3,780,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

  10.12 $1,035,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

  10.13 $5,940,000 Amended and Restated Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

  10.14 $58,000,000 Promissory Note, dated September 30, 2001, made by TREX Company, LLC and Trex Company, Inc. payable to First Union National Bank. Filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

  10.15 Registration Rights Agreement, dated as of November 13, 2001, among Trex Company, Inc., First Union National Bank and the other Holders from time to time thereafter. Filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

  10.16 Trex Company, Inc. Common Stock Purchase Warrant, dated November 13, 2001, issued to First Union National Bank. Filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 and incorporated herein by reference.

   21    Subsidiaries of the Company.  Filed herewith.

   23    Consent of Ernst & Young LLP, Independent Auditors.  Filed herewith.