Form 10-Q
period 2002-03-31
TREX CO INC
filed 2002-05-10
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at May 1, 2002 was 14,283,700 shares.

                               TREX COMPANY, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
           2001 and March 31, 2002 (unaudited) ..............................  3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2001 and 2002 (unaudited) ...........  4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2001 and 2002 (unaudited) ...........  5

           Notes to Condensed Consolidated Financial Statements for
           the Three Months Ended March 31, 2001 and 2002 (unaudited) .......  6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..............................  9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....... 12

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K ................................. 13

  Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               TREX COMPANY, INC.

                      Condensed Consolidated Balance Sheets


                                                                               December 31,     March 31,
                                                                                  2001            2002
                                                                               ------------   -------------
                                                                                               (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents ................................................  $         --      $         --
 Trade accounts receivable ................................................     2,507,000        11,278,000
 Inventories ..............................................................    33,168,000        14,257,000
 Prepaid expenses and other assets ........................................     1,306,000         3,167,000
 Income tax receivable ....................................................     1,137,000                --
 Deferred income taxes ....................................................     1,946,000         1,946,000
                                                                              -----------       -----------

 Total current assets .....................................................    40,064,000        30,648,000
                                                                              -----------       -----------

Property, plant, and equipment, net .......................................   137,223,000       135,786,000
Goodwill assets, net ......................................................     6,837,000         6,837,000
Other .....................................................................       513,000           438,000
                                                                              -----------       -----------

Total assets ..............................................................  $184,637,000      $173,709,000
                                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable ...................................................  $  9,495,000      $  8,730,000
 Accrued expenses .........................................................       630,000         1,534,000
 Income taxes payable .....................................................            --         2,433,000
 Other current liabilities ................................................       964,000           981,000
 Line of credit ...........................................................            --           672,000
 Debt-related derivatives .................................................            --           634,000
 Mortgages ................................................................       759,000         9,871,000
 Term loan ................................................................    25,000,000        47,986,000
 Debt discount ............................................................            --        (2,380,000)
                                                                              -----------       -----------

 Total current liabilities ................................................    36,848,000        70,461,000
                                                                              -----------       -----------

Deferred income taxes .....................................................     7,800,000         8,249,000
Line of credit ............................................................    12,153,000                --
Debt-related derivatives ..................................................     1,381,000           462,000
Mortgages .................................................................    15,196,000         5,892,000
Long-term debt ............................................................    32,986,000                --
Debt discount .............................................................    (3,712,000)               --
                                                                              -----------       -----------
 Total liabilities ........................................................   102,652,000        85,064,000
                                                                              -----------       -----------
Stockholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized; none issued and outstanding .................................            --                --
 Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,155,083 and 14,277,912 shares
  issued and outstanding at December 31, 2001 and
  March 31, 2002, respectively ............................................       142,000           143,000
 Additional capital .......................................................    46,079,000        48,970,000
 Retained earnings ........................................................    36,620,000        43,038,000
 Deferred compensation ....................................................            --        (2,827,000)
 Accumulated other comprehensive net loss .................................      (856,000)         (679,000)
                                                                              -----------       -----------
 Total stockholders' equity ...............................................    81,985,000        88,645,000
                                                                              -----------       -----------
Total liabilities and stockholders' equity ................................  $184,637,000      $173,709,000
                                                                              ===========       ===========

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Operations

                                   (unaudited)



                                                                                        Three Months Ended March 31,
                                                                                       ------------------------------
                                                                                             2001            2002
                                                                                        -----------    -----------

        Net sales .................................................................... $ 42,196,000   $ 51,996,000
        Cost of sales ................................................................   22,978,000     32,034,000
                                                                                        -----------    -----------
        Gross profit .................................................................   19,218,000     19,962,000
        Selling, general and administrative expenses .................................    6,403,000      7,136,000
                                                                                        -----------    -----------
        Income from operations .......................................................   12,815,000     12,826,000
        Interest expense, net ........................................................     (465,000)    (2,470,000)
                                                                                        -----------   ------------
        Income before taxes ..........................................................   12,350,000     10,356,000
        Income taxes .................................................................    4,695,000      3,936,000
                                                                                        -----------    -----------
        Net income ................................................................... $  7,655,000   $  6,420,000
                                                                                        ===========    ===========
        Basic earnings per common share .............................................. $       0.54   $       0.45
                                                                                        ===========    ===========
        Weighted average basic shares outstanding ....................................   14,136,786     14,157,715
                                                                                        ===========    ===========
        Diluted earnings per common share ............................................ $       0.54   $       0.45
                                                                                        ===========    ===========
        Weighted average diluted shares outstanding ..................................   14,172,064     14,373,248
                                                                                        ===========    ===========


                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                        Three Months Ended March 31,
                                                                                        -----------------------------
                                                                                              2001           2002
                                                                                        ------------   ------------

        OPERATING ACTIVITIES
        Net income .................................................................... $  7,655,000   $  6,420,000
        Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Deferred income taxes ........................................................      430,000        449,000
         Depreciation and amortization ................................................    1,894,000      2,206,000
         Amortization of debt discount ................................................           --      1,332,000
        Changes in operating assets and liabilities:
             Trade accounts receivable ................................................  (16,743,000)    (8,771,000)
             Inventories ..............................................................    1,461,000     18,911,000
             Prepaid expenses and other assets ........................................       71,000     (1,861,000)
             Trade accounts payable ...................................................   (7,403,000)      (765,000)
             Accrued expenses .........................................................     (800,000)       904,000
             Income taxes payable .....................................................    4,156,000      3,570,000
             Other current liabilities ................................................      472,000          5,000
                                                                                         -----------    -----------

        Net cash (used in) provided by operating activities ..........................    (8,807,000)    22,400,000
                                                                                         -----------    -----------

        INVESTING ACTIVITIES
        Expenditures for property, plant and equipment ................................   (9,997,000)      (770,000)
                                                                                         -----------    -----------

        Net cash used in investing activities .........................................   (9,997,000)      (770,000)
                                                                                         -----------    -----------

        FINANCING ACTIVITIES
        Principal payments under mortgages and term loans .............................     (174,000)   (10,192,000)
        Borrowings under line of credit ...............................................   35,978,000     14,028,000
        Principal payments under line of credit .......................................  (17,050,000)   (25,509,000)
        Proceeds from exercise under employee stock purchase and option plans .........       50,000         43,000
                                                                                         -----------    -----------

        Net cash provided by (used in) financing activities ...........................   18,804,000    (21,630,000)
                                                                                         -----------   ------------

        Net increase in cash and cash equivalents .....................................           --            --
        Cash and cash equivalents at beginning of period ..............................           --            --
                                                                                         -----------   ------------

        Cash and cash equivalents at end of period .................................... $         --  $         --
                                                                                         ===========   ============

        Supplemental Disclosure:

         Cash paid for interest ....................................................... $  1,272,000  $  1,004,000
         Cash paid for income taxes ................................................... $    112,000  $     24,000

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2001 and 2002 (Unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (the "Company"), a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company, in connection with an initial public offering of the Company's common stock, par value $.01 per share (the "Common Stock"). Through its wholly owned subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer(R) lumber ("Trex") is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. TREX Company, LLC is a limited liability company formed under the laws of the State of Delaware on July 1, 1996 (inception). It initiated commercial activity on August 29, 1996. On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed certain liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The acquisition was accounted for using the purchase accounting method.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3. INVENTORY

Inventories consist of the following:



                                                            December 31, 2001   March 31, 2002
                                                            -----------------   ---------------
                                                                                   (unaudited)
             Finished goods ................................      $27,236,000       $ 8,460,000
             Raw materials .................................        5,932,000         5,797,000
                                                                  -----------       -----------
                                                                  $33,168,000       $14,257,000
                                                                  ===========       ===========



An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since inventory levels and costs are subject to factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4. DEBT

On November 13, 2001, the Company and the lender amended the terms of the Company's senior bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. The terms of the revised credit agreement provide for borrowings under a revolving credit facility of up to $17.0 million for working capital and general corporate purposes through January 31, 2003. Amounts drawn under the revolving credit agreement bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter, and are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of March 31, 2002, the borrowing base totaled approximately $14.4 million. The revised agreement also provides for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1 and July 1, 2002. The remaining principal balance and accrued interest on the term loan will be payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million bear interest at an annual rate equal to LIBOR plus 3.00% through June 30, 2002 and LIBOR plus 4.00% thereafter. Amounts drawn under the term loan in excess of $33.0 million bear interest at an annual rate equal to LIBOR plus 5.00%. As of March 31, 2002, $48.0 million was outstanding on the term loan facility. In connection with the revised agreement, the maturity dates of the Company's real estate mortgage loans with this lender were modified and the interest rates on these loans were increased by 200 basis points through June 30, 2002 and by 300 basis points thereafter. The mortgage loans will be payable in full on January 31, 2003 or, if earlier, on the date on which the term loan and revolving credit facility are repaid, subject to an extension of such maturity dates until January 31, 2005 if the Company meets certain conditions. The revised agreement, which was effective as of September 30, 2001, contains restrictive and financial covenants, and borrowings under the agreement are secured by a lien on substantially all of the Company's assets.

In connection with the foregoing revisions to the senior credit agreement, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Common Stock at $14.89 per share, the then-current market value. The warrant relating to one-half of those shares is not exercisable until June 30, 2002 and will only become exercisable if the Company does not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date. The Company has valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option pricing model and applying a probability factor to recognize that the portion of the warrant relating to one-half of the 707,557 shares may not become exercisable. The $4.4 million warrant value was established as a debt discount in the fourth quarter of 2001 and is being amortized into interest expense through January 31, 2003, which is the maturity date of loans under the senior credit facility. Debt discount of $1.3 million was amortized into interest expense in the first quarter of 2002, resulting in a net debt discount of $2.4 million as of March 31, 2002.

5. STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                 Three Months Ended March 31,
                                                                               -------------------------------
                                                                                     2001             2002
                                                                                 -----------      -----------
Numerator:
Net income available to common
 shareholders, basic and diluted ............................................... $ 7,655,000      $ 6,420,000
                                                                                 ===========      ===========
Denominator:
 Weighted average shares outstanding, basic ....................................  14,136,786       14,157,715
 Impact of potential common shares:
  Stock options ................................................................      35,278           24,960
  Warrants .....................................................................          --          190,573
                                                                                 -----------      -----------

Weighted average shares outstanding, diluted ..................................   14,172,064       14,373,248
                                                                                 ===========      ===========

Basic earnings per share .......................................................       $0.54            $0.45
                                                                                       =====            =====

Diluted earnings per share .....................................................       $0.54            $0.45
                                                                                       =====            =====


On March 19, 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company's 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation as a reduction of stockholders' equity relating to the issuance of the restricted stock. The deferred compensation will be expensed on a straight-line basis over the five-year vesting term. In the first quarter of 2002, the Company recorded compensation expense of $24,000.

6. SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the first quarter of 2000 and 2001 accounted for approximately 33.2% and 36.1% of annual sales in 2000 and 2001, respectively. During the third quarter of 2000, the Company's increased production capacity enabled it to eliminate the allocation of product supply to its network of wholesale distributors and retail dealers. Because customer stockpiling of inventories resulting from this allocation policy mitigated the Company's inherent seasonality, the Company's historical seasonality may not be a reliable indicator of future seasonality.

7. NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial
Accounting Standards ("FAS") 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. The adoption of FAS 141 had no impact on the Company's results of operations or financial condition. No impairment of goodwill resulted from the adoption of FAS 142. However, as a result of the adoption of FAS 142, amortization expense decreased by $0.2 million in the current quarter. The pro forma effect of applying FAS 142 to the quarter ended March 31, 2001 would have been to decrease amortization expense by approximately $0.2 million and would result in basic and diluted earnings per share of $.55.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of Trex; the Company's lack of product diversification; the Company's plan to increase production levels; the Company's current dependence on its three manufacturing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital investments and ability to refinance its indebtedness due January 31, 2003; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these risks and uncertainties is contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

Overview

The Company is the nation's largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex(R). Trex Wood-Polymer(R) lumber ("Trex") is a wood/plastic composite, which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including blocks to cover and protect concrete floors in heavy industrial plants, applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing costs, including depreciation and freight. The primary component of selling, general and administrative expenses is branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as amortization expense.

The Company experienced growth in net sales each fiscal year from 1996, when it began operations, through 2000. The net sales increase resulted primarily from a growth in sales volume. From time to time since 1996, customer demand for Trex exceeded the Company's manufacturing capacity. The constraints on the Company's capacity during these periods limited the rate of the Company's net sales growth. Because of these constraints, the Company had to allocate its product supply to its network of wholesale distributors and retail dealers. In response to this allocation practice, the Company's distributors and dealers generally stockpiled their inventories of Trex to meet anticipated customer demand.

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

Three Months Ended March 31, 2002 Compared with Three Months Ended March 31,
2001

Net Sales

Net sales in the three months ended March 31, 2002 (the "2002 quarter") increased 23.2 % to $52.0 million from $42.2 million in the three months ended March 31, 2001 (the "2001 quarter"). The increase in net sales was attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in the number of dealer outlets. By the end of 2001, the Company's finished goods inventory had increased substantially over prior levels as a result of a reduction in new product orders from distributors and dealers following the Company's termination of its product allocation practice in the third quarter of 2000. After termination of production allocation, many distributors and dealers met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior quarters. In the 2002 quarter, the Company's finished goods inventory decreased nearly 70% as these stockpiles of inventory at the dealer and distributor levels were significantly reduced and new orders resumed. The number of dealer outlets increased to approximately 2,900 at March 31, 2002 from approximately 2,800 at March 31, 2001.

Cost of Sales

Cost of sales increased 39.4% to $32.0 million in the 2002 quarter from $23.0 million in the 2001 quarter. The increase in costs of sales was attributable to increased sales volume and, to a lesser extent, higher manufacturing overhead costs. Cost of sales as a percentage of net sales increased to 61.8% in the 2002 quarter from 54.5% in the 2001 quarter. The increase was attributable to the underabsorption of fixed operating costs that resulted from the relatively low capacity utilization during the 2002 quarter.

Gross Profit

Gross profit increased 3.9% to $20.0 million in the 2002 quarter from $19.2 million in the 2001 quarter reflecting the higher sales volume and higher manufacturing costs in the 2002 quarter. As a percentage of net sales, gross profit decreased to 38.4% in the 2002 quarter from 45.5% in the 2001 quarter, as a result of the underabsorption of fixed operating costs that resulted from the relatively low capacity utilization during the 2002 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 11.5% to $7.1 million in the 2002 quarter from $6.4 million in the 2001 quarter. The higher selling, general and administrative expenses primarily resulted from an increase of $0.5 million in corporate personnel expenses and related hiring costs necessary to support the Company's growth and an increase of $0.1 million in expense incurred in the Company's marketing and branding activities. Expenses relating to information technology increased $0.1 million as the Company continued installation of a new enterprise resource planning system. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% in the 2002 quarter from 15.2% in the 2001 quarter.

Interest Expense

Net interest expense increased to $2.5 million in the 2002 quarter from $0.5 million in the 2001 quarter. The increase in net interest expense primarily reflected the non-cash amortization into interest expense of approximately $1.3 million of debt discount in connection with the modification of the Company's senior credit facility as of September 30, 2001 and higher interest rates incurred on borrowings under the credit facility. The Company did not capitalize any interest on construction in process in the 2002 quarter. In the 2001 quarter, the Company capitalized $0.9 million of interest on construction in process.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.9 million in the 2002 quarter compared to a provision of $4.7 million in the 2001 quarter. Both provisions reflect a 38% combined effective tax rate.

Liquidity and Capital Resources

The Company's total assets decreased from $184.6 million at December 31, 2001 to $173.7 million at March 31, 2002. Receivables increased by $8.8 million as a result of the increased sales volume in the 2002 quarter over the fourth quarter of 2001. Inventories decreased by $18.9 million from December 31, 2001 to March 31, 2002 due to the increased sales volume in the 2002 quarter, as the Company's net sales of Trex grew at a faster rate than production. Property, plant and equipment, net, decreased $1.4 million. During the third quarter of 2001, the Company temporarily halted substantially all of its capital projects to improve management of its investments in inventory and to conserve working capital. At March 31, 2002, the Company's construction in process totaled approximately $42.8 million, which represented an increase of $0.4 million from the level at December 31, 2001. Trade accounts payable decreased $0.8 million as a result of the timing of payments relating to the general operations of the Company. The Company financed these activities in the 2002 quarter from operating cash flows.

The Company has financed its operations and growth primarily with cash flows from operations, borrowings under its credit facility and mortgage loans, operating leases and normal trade credit terms.

The Company's cash flow provided by operating activities for the 2002 quarter was $22.4 million compared to cash flow used in operating activities of $8.8 million for the 2001 quarter . Trade accounts receivable, net, decreased from $27.3 million at March 31, 2001 to $11.3 million at March 31, 2002. Inventories decreased from $21.6 million at March 31, 2001 to $14.3 million at March 31, 2002, as the Company's net sales of Trex grew at a faster rate than production. Trade accounts payable decreased from $9.7 million at March 31, 2001 to $8.7 million at March 31, 2002 as a result of the timing of payments relating to the general operations of the Company.

As of March 31, 2002, the Company's indebtedness totaled $64.4 million and had an overall weighted average interest rate of approximately 6.2% per annum. As of December 31, 2001, the Company's indebtedness totaled $86.1 million and had an overall weighted average interest rate of approximately 6.8% per annum. Effective interest rates are substantially higher than these rates due to the non-cash amortization into interest expense of the debt discount associated with the issuance of a warrant to the lender under the Company's bank credit facility in connection with the revisions to the facility referred to below.

On November 13, 2001, the Company and the lender revised the terms of the Company's bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, restructure the form of borrowings, and modify the term of the facility. For information on the terms of the revised facility, see note 4 to the condensed consolidated financial statements included elsewhere in this report.

The Company's sources of short-term funding consist of its $17.0 million revolving credit facility and its term loan facility. The Company's ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of March 31, 2002, the Company's borrowing base was $14.4 million, and $0.7 million was outstanding under the revolving credit facility. The term loan facility, of which $48.0 million was outstanding as of March 31, 2002, has additional scheduled principal payments in 2002 of $5.0 million on each of May 1, June 1 and July 1, 2002.

To remain in compliance with its senior credit facility covenants, the Company must maintain minimum financial ratios based on its debt, capital and earnings before interest, taxes and amortization ("EBITDA"). The following table summarizes these financial covenant ratios:

                                                                                          Company Ratio as of
Ratio                                Covenant                                               March 31, 2002
-----                                --------                                              -----------------
Trailing twelve month EBITDA         Minimum of $22.0 million during the period from       $26.0 million
                                     October 1, 2001 through December 31,
                                     2001; minimum of $20.0 million during
                                     the period from January 1, 2002 through
                                     March 31, 2002; minimum of $25.0
                                     million thereafter

Debt to capital                      Maximum of 55.0%                                       42.1%

Debt to trailing twelve month        Maximum of 4.0:1.0 through June 30, 2002;              2.5:1.0
EBITDA                               maximum of 3.0:1.0 thereafter

The Company's ability to pay down its term loan, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company's business.

Capital expenditures in the 2002 quarter totaled $0.8 million. The Company currently estimates that its capital requirements in 2002 will total approximately $5.5 million, since the Company expects that increased utilization of its existing capacity will be sufficient to meet the demand for Trex in 2002. The Company plans to use its capital expenditures in 2002 primarily for process and productivity improvements, to complete a plastic processing plant at its Winchester, Virginia facility, and to complete the installation of its enterprise resource planning system. The Company expects that its capital requirements will be significantly higher in 2003 and subsequent years as the Company completes its construction in process and then invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

The Company believes that cash flow from operations and borrowings expected to be available under the Company's existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal payments under its term loan, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the Company's expected growth in demand for its products. Of its aggregate capital expenditures of $121.5 million for the three-year period ended December 31, 2001, the Company funded $43.8 million from cash flow from operations and $77.7 million from proceeds of financing activities, including net proceeds of the Company's initial public offering and borrowings under various loan and credit facilities. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company's level of indebtedness, while equity financing may dilute the ownership of the Company's stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At March 31, 2002, the Company had effectively capped its interest rate exposure at approximately 9.0% on approximately $15.8 million of its floating-rate debt. A change of one percentage point in the interest rates applicable to the Company's $48.6 million of variable-rate debt not subject to an interest-rate swap agreement at March 31, 2002 would result in a fluctuation of approximately $0.6 million in the Company's annual interest expense.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The Company files herewith the following exhibits:

          10.1 Form of Restricted Stock Agreement Under Trex Company, Inc. 1999 Stock Option and Incentive Plan.

(b) The following Current Report on Form 8-K was filed by the Company during the period covered by this report:

Date of Report      Item Covered
--------------      ------------
February 25, 2002   Item 5 (press release reporting unaudited financial
                    results for the fourth quarter and year ended
                    December 31, 2001)

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TREX COMPANY, INC.

Date:  May 10, 2002           By: /s/ Anthony J. Cavanna
                                  ----------------------------------
                                  Anthony J. Cavanna, Executive Vice
                                  President and Chief Financial Officer
                                  (Duly Authorized Officer and
                                  Principal Financial Officer)