Form 10-Q
period 2002-06-30
TREX CO INC
filed 2002-08-14
CIK 1069878

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes [X] No [ ]

The number of shares of the registrant's common stock, par value $.01 per share, outstanding at July 30, 2002 was 14,288,044 shares.

                               TREX COMPANY, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 2001 and
           June 30, 2002 (unaudited) ................................................    3

           Condensed Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2001 and 2002 (unaudited) ..........................    4

           Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2001 and 2002 (unaudited) .................................    5

           Notes to Condensed Consolidated Financial Statements for the Three
           and Six Months Ended June 30, 2001 and 2002 (unaudited) ..................    6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ....................................................    9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...............   13

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings ........................................................   14

  Item 4.  Submission of Matters to a Vote of Security Holders ......................   14

  Item 6.  Exhibits and Reports on Form 8-K .........................................   14

  Signatures

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               TREX COMPANY, INC.

                      Condensed Consolidated Balance Sheets

                                                                                  December 31,      June 30,
                                                                                      2001            2002
                                                                                 -------------   ------------
                                                                                                (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents ...................................................  $         --         5,729,000
 Trade accounts receivable ...................................................     2,507,000        15,335,000
 Inventories .................................................................    33,168,000         9,574,000
 Prepaid expenses and other assets ...........................................     1,306,000         2,485,000
 Income tax receivable .......................................................     1,137,000                --
 Deferred income taxes .......................................................     1,946,000         1,946,000
                                                                                ------------       -----------
 Total current assets ........................................................    40,064,000        35,069,000

Property, plant, and equipment, net ..........................................   137,223,000       133,448,000
Goodwill assets, net .........................................................     6,837,000         6,837,000
Other ........................................................................       513,000         1,544,000
                                                                                ------------       -----------
Total assets .................................................................  $184,637,000       176,898,000
                                                                                ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable ......................................................  $  9,495,000         7,670,000
 Accrued expenses ............................................................       630,000         3,805,000
 Income taxes payable ........................................................            --         1,743,000
 Other current liabilities ...................................................       964,000           930,000
 Mortgages ...................................................................       759,000           909,000
 Term loan ...................................................................    25,000,000                --
                                                                                ------------       -----------
 Total current liabilities ...................................................    36,848,000        15,057,000
                                                                                ------------       -----------
Deferred income taxes ........................................................     7,800,000         8,328,000
Line of credit ...............................................................    12,153,000                --
Debt-related derivatives .....................................................     1,381,000         1,749,000
Mortgages ....................................................................    15,196,000        17,700,000
Long-term debt ...............................................................    32,986,000        40,000,000
Debt discount ................................................................    (3,712,000)               --
                                                                                ------------       -----------
 Total liabilities ...........................................................   102,652,000        82,834,000
                                                                                ------------       -----------
Stockholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized; none issued and outstanding ....................................            --                --
 Common stock, $0.01 par value, 40,000,000 shares
  authorized; 14,155,083 and 14,284,823 shares
  issued and outstanding at December 31, 2001 and
  June 30, 2002, respectively ................................................       142,000           143,000
 Additional capital ..........................................................    46,079,000        49,020,000
 Retained earnings ...........................................................    36,620,000        48,670,000
 Deferred compensation .......................................................            --        (2,685,000)
 Accumulated other comprehensive net loss ....................................      (856,000)       (1,084,000)
                                                                                ------------       -----------
 Total stockholders' equity ..................................................    81,985,000        94,064,000
                                                                                ------------       -----------
Total liabilities and stockholders' equity ...................................  $184,637,000       176,898,000
                                                                               ============       ===========

                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Operations
                                   (unaudited)



                                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                                 ---------------------------     ----------------------------
                                                                   2001            2002             2001               2002
                                                                ------------   ------------     ------------       ------------

        Net sales ..........................................  $ 27,727,000    $ 45,924,000       $ 69,923,000      $ 97,920,000
        Cost of sales ......................................    16,060,000      21,676,000         39,038,000        53,710,000
                                                              ------------    ------------       ------------      ------------
        Gross profit .......................................    11,667,000      24,248,000         30,885,000        44,210,000
        Selling, general and administrative expenses .......    10,721,000      11,823,000         17,124,000        18,959,000
                                                              ------------    ------------       ------------      ------------
        Income from operations .............................       946,000      12,425,000         13,761,000        25,251,000
        Interest expense, net ..............................      (483,000)     (3,341,000)          (948,000)       (5,811,000)
                                                              ------------    ------------       ------------      ------------
        Income before taxes ................................       463,000       9,084,000         12,813,000        19,440,000
        Income taxes .......................................       176,000       3,454,000          4,871,000         7,390,000
                                                              ------------    ------------       ------------      ------------
        Net income .........................................  $    287,000    $  5,630,000       $  7,942,000      $ 12,050,000
                                                              ============    ============       ============      ============
        Basic earnings per common share ....................  $       0.02    $       0.40        $      0.56     $       0.85
                                                              ============    ============       ============      ============
        Weighted average basic shares outstanding ..........    14,142,087      14,162,859         14,139,451        14,160,301
                                                              ============    ============       ============      ============

        Diluted earnings per common share ..................  $       0.02    $       0.39        $      0.56     $       0.84
                                                              ============    ============       ============      ============
        Weighted average diluted shares outstanding ........    14,177,454      14,404,296         14,174,866        14,343,799
                                                              ============    ============       ============      ============





                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                     Six Months Ended June 30,
                                                                                                 -------------------------------
                                                                                                       2001             2002
                                                                                                 -------------------------------
        OPERATING ACTIVITIES
        Net income ............................................................................  $  7,942,000      $ 12,050,000
        Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Deferred income taxes .................................................................       943,000           528,000
        Deferred expenses .....................................................................            --           179,000
        Depreciation and amortization .........................................................     4,017,000         4,479,000
        Amortization of debt discount .........................................................            --         3,712,000
        Loss on disposal of property, plant and equipment .....................................        16,000           248,000
        Changes in operating assets and liabilities:
             Trade accounts receivable ........................................................     2,783,000       (12,828,000)
             Inventories ......................................................................    (4,989,000)       23,593,000
             Prepaid expenses and other assets ................................................       284,000        (2,210,000)
             Income taxes receivable ..........................................................      (504,000)        1,137,000
             Trade accounts payable ...........................................................    (8,586,000)       (1,825,000)
             Accrued expenses .................................................................      (144,000)        3,175,000
             Income taxes payable .............................................................      (574,000)        1,742,000
             Other current liabilities ........................................................       678,000           108,000
                                                                                                 -------------      -----------

        Net cash provided by operating activities .............................................     1,866,000        34,088,000
                                                                                                 -------------      -----------

        INVESTING ACTIVITIES
        Expenditures for property, plant and equipment ........................................   (20,721,000)         (952,000)
                                                                                                 -------------      -----------
        Net cash used in investing activities .................................................   (20,721,000)         (952,000)
                                                                                                 -------------      -----------

        FINANCING ACTIVITIES
        Borrowings under mortgages and term loans .............................................            --        52,600,000
        Principal payments under mortgages and term loans .....................................      (325,000)      (67,932,000)
        Borrowings under line of credit .......................................................    57,809,000                --
        Principal payments under line of credit ...............................................   (38,772,000)      (12,153,000)
        Proceeds from exercise under employee stock purchase and option plans .................       143,000            78,000
                                                                                                 -------------      -----------

        Net cash provided by (used in) financing activities ...................................    18,855,000       (27,407,000)
                                                                                                 -------------      -----------

        Net increase in cash and cash equivalents .............................................            --         5,729,000
        Cash and cash equivalents at beginning of period ......................................            --                --
                                                                                                 -------------      -----------

        Cash and cash equivalents at end of period ............................................  $         --       $ 5,729,000
                                                                                                 ============       ===========

        Supplemental Disclosure:

         Cash paid for interest ...............................................................  $    618,000       $ 2,172,000
         Cash paid for income taxes ...........................................................  $  5,011,000       $ 3,842,000



                SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (UNAUDITED).

                               TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2001 and 2002 (unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3. INVENTORY

Inventories (at LIFO value) consist of the following:

                                        December 31, 2001     June 30, 2002
                                        -----------------     -------------
                                                               (unaudited)
             Finished goods ...........    $27,236,000       $ 3,573,000
             Raw materials ............      5,932,000         6,001,000
                                           -----------       -----------
                                           $33,168,000       $ 9,574,000
                                           ===========       ============

An actual valuation of inventory under the LIFO (last-in, first-out) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management's estimates of expected year-end inventory levels and costs. Since inventory levels and costs are subject to factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

4. DEBT

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under its existing senior bank credit facility and various real estate loans. The Company refinanced this indebtedness from the proceeds of its sale of $40 million principal amount of senior secured notes due 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17 million revolving credit facility with a $20 million revolving credit facility with a new lender.

The senior secured notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8 million annually to retire the notes will be payable beginning on the third anniversary of the closing date.

The new revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The specified margins are determined based on the Company's ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The specified margins for the credit facility and real estate loans range from 1.50% to 3.25% and 1.75% to 3.50%, respectively.

Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2002, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $17.5 million. As of June 30, 2002, $18.6 million was outstanding under the real estate loans.

The new credit revolving facility and the senior secured notes contain restrictive and financial covenants. Borrowings under these agreements are secured by liens on substantially all of the Company's assets.

The refinancing eliminated the former lender's conditional right under an existing warrant to purchase 353,778 shares of common stock at $14.89 per share. Early retirement of the outstanding indebtedness resulted in a one-time non-cash charge to interest expense of $2.4 million in the second quarter of 2002 as a result of accelerated amortization of the remaining debt discount balance. This debt discount was previously scheduled to be amortized through January 31, 2003.

Consistent with generally accepted accounting principles, the Company capitalized $1.2 million of financing related expenses as deferred financing costs in the current quarter relating to the refinancing of the Company's senior credit facility. The deferred financing costs will be amortized over the terms of the various debt instruments and will vary between three and seven years. In the second quarter of 2002, the Company amortized $14,000 of such costs.

5. STOCKHOLDERS' EQUITY

The following table sets forth the computation of basic and diluted earnings per share:


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                       ---------------------------          -----------------------------
                                                           2001           2002                 2001               2002
                                                       -----------    -----------           ----------         ----------
Numerator:
Net income available to common
 shareholders, basic and diluted ...................  $    287,000    $ 5,630,000           $  7,942,000      $ 12,050,000
                                                      ============    ===========           ============      ============

Denominator:
 Weighted average shares outstanding, basic ........    14,142,087     14,162,859             14,139,451        14,160,301
 Impact of potential common shares:
  Stock options ....................................        35,367         60,255                 35,415            40,057
  Warrants .........................................            --        159,994                     --           132,789
  Restricted .......................................            --         21,188                     --            10,652
                                                      -------------   -----------           ------------       -----------

 Weighted average shares outstanding, diluted ......    14,177,454     14,404,296             14,174,866        14,343,799
                                                      ============    ===========           ============       ===========

Basic earnings per share ...........................  $       0.02    $      0.40           $       0.56       $      0.85
                                                      ============    ===========           ============       ===========
Diluted earnings per share .........................  $       0.02    $      0.39           $       0.56       $      0.84
                                                      ============    ===========           ============       ===========

On March 19, 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company's 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation as a reduction of stockholders' equity relating to the issuance of the restricted stock. The deferred compensation will be expensed on a straight-line basis over the five-year vesting term. For the three months and six months ended June 30, 2002, the Company recorded compensation expense of $142,000 and $166,000, respectively.

6. SEASONALITY

The Company's net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the six-month period ended June 30, 2000 and 2001 accounted for approximately 64.2% and 59.8% of annual sales in 2000 and 2001, respectively.

7. NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("FAS") 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. The adoption of FAS 141 had no impact on the Company's results of operations or financial condition. No impairment of goodwill resulted from the adoption of FAS 142. However, as a result of the adoption of FAS 142, amortization expense decreased by $0.2 million for the three months ended June 30, 2002 and $0.4 million for the six months ended June 30, 2002. The pro forma effect of applying FAS 142 for the three months ended June 30, 2002 would have been to decrease amortization expense by approximately $0.2 million for such three-month period and by approximately $0.4 million for the six months ended June 30, 2002, and to result in basic and diluted earnings per share of $0.84 and $0.83, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company's expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. Such risks and uncertainties include the Company's ability to increase market acceptance of Trex; the Company's lack of product diversification; the Company's plan to increase production levels; the Company's current dependence on its three manufacturing facilities; the Company's reliance on the supply of raw materials used in its production process; the Company's sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company's ability to manage its growth; the Company's significant capital investments and ability to access the capital markets; and the Company's dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

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

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing overhead costs, including depreciation and freight. The largest component of selling, general and administrative expenses is branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as depreciation and amortization expense.

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

In 2002, the Company has sought to reduce inventory levels before increasing utilization of its production capacity. The Company's finished goods inventory decreased to $3.6 million at June 30, 2002 from $27.2 million at December 31, 2001. During the six months ended June 30, 2002, the Company placed into operation six production lines whose operations had been suspended in 2001. At June 30, 2002, the Company had a total of 12 production lines in operation, representing a capacity utilization of approximately 75%.

Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001

Net Sales

Net sales in the three months ended June 30, 2002 (the "2002 quarter") increased 65.6% to $45.9 million from $27.7 million in the three months ended June 30, 2001 (the "2001 quarter"). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in sales prices. By the end of 2001, the Company's finished goods inventory had increased substantially over prior levels as a result of a reduction in new product orders from distributors and dealers following the Company's termination of its product allocation practice in the third quarter of 2000. After termination of production allocation, many distributors and dealers met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior quarters. In the six months ended June 30, 2002, the Company's finished goods inventory decreased nearly 87.0% as these stockpiles of inventory at the dealer and distributor levels were significantly reduced and new orders resumed. The number of dealer outlets remained at approximately 2,900 at June 30, 2002 and June 30, 2001.

Cost of Sales

Cost of sales increased 35.0% to $21.7 million in the 2002 quarter from $16.1 million in the 2001 quarter. The increase in cost of sales is attributed to increased net sales volume offset by lower unit manufacturing costs. Cost of sales as a percentage of net sales decreased to 47.2% in the 2002 quarter from 57.9% in the 2001 quarter.

Gross Profit

Gross profit increased 107.8% to $24.2 million in the 2002 quarter from $11.7 million in the 2001 quarter because of the increased net sales volume enhanced by higher pricing and lower unit manufacturing costs in the 2002 quarter. As a percentage of net sales, gross profit increased to 52.8% in the 2002 quarter from 42.1% in the 2001 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.3% to $11.8 million in the 2002 quarter from $10.7 million in the 2001 quarter. The higher selling, general and administrative expenses primarily resulted from an increase of $2.0 million in corporate personnel expenses, including medical, profit sharing, bonuses and insurance expenses. The effects of these increases were offset in part by a decrease of $1.7 million in expense incurred in the Company's marketing activities. Legal expenses increased to $0.8 million in the 2002 quarter from $0.1 million in the 2001 quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 25.7% in the 2002 quarter from 38.7% in the 2001 quarter.

Interest Expense

Net interest expense increased to $3.3 million in the 2002 quarter from $0.5 million in the 2001 quarter. The increase in net interest expense primarily reflected the non-cash amortization into interest expense of approximately $2.4 million of debt discount in connection with the modification of the Company's senior credit facility as of September 30, 2001 and higher interest rates incurred on borrowings under the credit facility. The Company did not capitalize any interest on construction in process in the 2002 quarter. In the 2001 quarter, the Company capitalized $0.7 million of interest on construction in process.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.5 million in the 2002 quarter compared to a provision of $0.2 million in the 2001 quarter. Both provisions reflect a 38% combined effective tax rate.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net Sales

Net sales in the six months ended June 30, 2002 (the "2002 six-month period") increased 40.0% to $97.9 million from $69.9 million in the six months ended June 30, 2001 (the "2001 six-month period"). The increase in net sales was attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in sales prices. By the end of 2001, the Company's finished goods inventory had increased substantially over prior levels as a result of a reduction in new product orders from distributors and dealers following the Company's termination of its product allocation practice in the third quarter of 2000. After termination of production allocation, many distributors and dealers met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior quarters. In the 2002 six-month period, the Company's finished goods inventory decreased nearly 87.0% as these stockpiles of inventory at the dealer and distributor levels were significantly reduced and new orders resumed. The number of dealer outlets remained at approximately 2,900 at June 30, 2002 and June 30, 2001.

Cost of Sales

Cost of sales increased 37.6% to $53.7 million in the 2002 six-month period from $39.0 million in the 2001 six-month period. The increase in cost of sales is attributed to increased net sales volume and, to a lesser extent, higher manufacturing unit costs. Cost of sales as a percentage of net sales decreased to 54.8% in the 2002 six-month period from 55.8% in the 2001 six-month period.

Gross Profit

Gross profit increased 43.1% to $44.2 million in the 2002 six-month period from $30.9 million in the 2001 six-month period because of the increased net sales volume and offset by higher manufacturing costs in the 2002 six-month period. As a percentage of net sales, gross profit increased to 45.1% in the 2002 six-month period from 44.1% in the 2001 six-month period as a result of increased sales prices offset by higher manufacturing costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10.7% to $19.0 million in the 2002 six-month period from $17.1 million in the 2001six-month period. The higher selling, general and administrative expenses primarily resulted from an increase of $2.2 million in corporate personnel expenses, including medical, profit sharing, bonuses and insurance expenses. The effects of these increases were offset in part by a decrease of $1.7 million in expense incurred in the Company's marketing activities. Legal expenses increased to $1.3 million in the 2002 six-month period from $0.2 million in the 2001 six-month period. As a percentage of net sales, selling, general and administrative expenses decreased to 19.4% in the 2002 six-month period from 24.5% in the 2001 six-month period.

Interest Expense

Net interest expense increased to $5.8 million in the 2002 six-month period from $0.9 million in the 2001 six-month period. The increase in net interest expense primarily reflected the non-cash amortization into interest expense of approximately $3.7 million of debt discount in connection with the modification of the Company's senior credit facility as of September 30, 2001 and higher interest rates incurred on borrowings under the credit facility. The Company did not capitalize any interest on construction in process in the 2002 six-month period. In the 2001 six-month period, the Company capitalized $1.5 million of interest on construction in process.

Provision for Income Taxes

The Company recorded a provision for income taxes of $7.4 million in the 2002 six-month period compared to a provision of $4.9 million in the 2001 six-month period. Both provisions reflect a 38% combined effective tax rate.

Liquidity and Capital Resources

The Company's cash flow provided by operating activities for the 2002 six-month period was $34.1 million compared to cash flow provided by operating activities of $1.9 million for the 2001 six-month period. Trade accounts receivable, net, increased from $7.8 million at June 30, 2001 to $15.3 million at June 30, 2002. The Company's inventories decreased from $28.0 million at June 30, 2001 to $9.6 million at June 30, 2002, as the Company's net sales of Trex grew at a faster rate than production. Trade accounts payable decreased from $8.5 million at June 30, 2001 to $7.7 million at June 30, 2002 as a result of the timing of payments relating to the general operations of the Company.

As of June 30, 2002, the Company's indebtedness totaled $60.4 million. For the 2002 quarter, the annualized overall weighted average interest rate of such indebtedness was approximately 6.2%. As of December 31, 2001, the Company's indebtedness totaled $87.5 million and for 2001 the annualized overall weighted average interest rate of such indebtedness was approximately 6.8%. Interest expense was substantially higher than these rates due to the non-cash amortization into interest expense of the debt discount associated with the issuance of a common stock purchase warrant to the lender under the Company's former bank credit facility in connection with the modification of that facility as of September 30, 2001.

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under its existing senior bank credit facility and various real estate loans. The Company refinanced this indebtedness from the proceeds of its sale of $40 million principal amount of senior secured notes due 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17 million revolving credit facility with a $20 million revolving credit facility with a new lender. For information about this refinancing and terms of the Company's principal current indebtedness, see Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.

The Company's principal source of short-term funding consists of its $20.0 million revolving credit facility. The Company's ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of June 30, 2002, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $17.5 million.

The Company's revolving credit facility and senior secured notes require the Company to meet certain financial and non-financial covenants. As of June 30, 2002, the Company was in compliance with these financial and non-financial covenants.

The Company's ability to pay down its senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company's business.

Capital expenditures in the six months ended June 30, 2002 totaled $0.9 million. The Company currently estimates that its capital requirements in 2002 will total approximately $6.0 million. The Company plans to use the majority of its capital expenditures in 2002 to increase production capacity. The Company expects that its capital requirements will be significantly higher in subsequent years as the Company completes its construction in process and then invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's major market risk exposure is to changing interest rates. The Company's policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At June 30, 2002, the Company had effectively capped its interest rate exposure at approximately 9.0% on approximately $15.6 million of its floating-rate debt. A change of one percentage point in the interest rates applicable to the Company's $3.0 million of variable-rate debt not subject to an interest-rate swap agreement at June 30, 2002 would result in a fluctuation of approximately $0.03 million in the Company's annual interest expense.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Company's Annual Report on Form 10-K for 2001, commencing on July 11, 2001, four purported class action lawsuits were filed in the United States District Court for the Western District of Virginia naming as defendants the Company and Robert G. Matheny, the President and a director of the Company, Roger A. Wittenberg, the Executive Vice President of Material Sourcing and International Operations and a director of the Company, and Anthony J. Cavanna, the Executive Vice President and Chief Financial Officer and a director of the Company. The plaintiffs in these lawsuits purported to represent a class of purchasers of the Company's securities between November 2, 2000 and June 18, 2001. The complaints, one of which was dismissed voluntarily, alleged that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by making false and misleading public statements or omissions concerning the Company's operating and financial results, expectations, and business and by filing misleading reports on Forms 10-Q and 10-K with the Securities and Exchange Commission. The plaintiffs sought unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The cases were consolidated and an amended consolidated complaint, which added as a defendant Andrew U. Ferrari, the Company's Executive Vice President of Marketing and Business Development and a director of the Company, was filed on December 17, 2001.

On or about January 31, 2002, the defendants filed a motion to have the amended consolidated complaint dismissed with prejudice. By a Final Order entered on May 29, 2002, a United States District Court Judge dismissed the consolidated amended complaint. The Final Order was accompanied by a Memorandum Opinion granting defendants' motion to dismiss the amended consolidated complaint for failure to state a claim. In the Memorandum Opinion, the Court found that the plaintiffs had not pleaded facts raising a strong inference that any disclosure challenged was made with fraudulent intent or was materially misleading or omissive.

Item 4. Submission of Matters to a Vote of Security Holders


(a) The Company held its 2002 annual meeting of stockholders on May 15, 2002.

(c) The following sets forth information regarding the sole matter voted upon at the 2002 annual meeting. There were 14,277,912 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2002 annual meeting.

At the annual meeting, the stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term which will expire at the annual meeting of stockholders in 2005. The tabulation of votes on this proposal is as follows:

         Nominees                      Votes For        Votes Withheld
         --------                      ---------        --------------

         William H. Martin, III       13,269,248            100,356

         Robert G. Matheny            13,007,039            362,565


Item 6. Exhibits and Reports on Form 8-K

(a)      The Company files herewith the following exhibits:

         10.1 Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 25, 2002, as amended by the Current Report on Form 8-K/A filed on June 28, 2002, and incorporated herein by reference.

         10.2 Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2002, as amended by the Current Report on Form 8-K/A filed on June 28, 2002, and incorporated herein by reference.

         10.3 Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as
                  Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 25, 2002, as amended by the Current Report on Form 8-K/A filed on June 28, 2002, and incorporated herein by reference.

         10.4 Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among the Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of

                  Virginia,as collateral agent. Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on June 25, 2002, as amended by the Current Report on Form 8-K/A filed on June 28, 2002, and incorporated herein by reference.

         10.5 Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on June 25, 2002, as amended by the Current Report on Form 8-K/A filed on June 28, 2002, and incorporated herein by reference.

         99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

(b)      Reports on Form 8-K

           (i) On June 4, 2002, the Company filed a Current Report on Form 8-K dated May 29, 2002 reporting the dismissal on May 29, 2002 of a purported securities class action lawsuit against the Company and certain of its officers and directors
                  (Item 5).

          (ii) On June 25, 2002, the Company filed a Current Report on Form 8-K dated June 19, 2002, which was amended by a Current Report on Form 8-K/A filed on June 28, 2002, reporting the completion of a refinancing of the Company's indebtedness, issuance of senior secured notes and entry into a new senior credit facility, and filing certain agreements relating to these transactions (Item 5).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TREX COMPANY, INC.

Date:  August 14, 2002           By: /s/ Anthony J. Cavanna
                                     ----------------------------------
                                     Anthony J. Cavanna, Executive Vice
                                       President and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)