Form 10-Q
period 2002-09-30
TREX CO INC
filed 2002-11-14
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number:    001-14649

Trex Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1910453 (I.R.S. Employer Identification No.)

160 Exeter Drive Winchester, Virginia (Address of principal executive offices)	22603-8605 (Zip Code)

Registrant’s telephone number, including area code:    (540) 542-6300

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes ☒         No ☐

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 31, 2002 was 14,293,997 shares.

TREX COMPANY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$29,948,000
Trade accounts receivable	2,507,000	12,098,000
Inventories	33,168,000	7,885,000
Prepaid expenses and other assets	1,306,000	1,739,000
Income tax receivable	1,137,000	—
Deferred income taxes	1,946,000	1,727,000

Total current assets	40,064,000	53,397,000

Property, plant, and equipment, net	137,223,000	132,800,000
Goodwill	6,837,000	6,837,000
Other assets	513,000	1,522,000

Total assets	$184,637,000	$194,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,495,000	$14,192,000
Accrued expenses	630,000	6,211,000
Income taxes payable	—	3,038,000
Other current liabilities	964,000	805,000
Mortgages	759,000	892,000
Term loan	25,000,000	—

Total current liabilities	36,848,000	25,138,000

Deferred income taxes	7,800,000	9,306,000
Line of credit	12,153,000	—
Debt-related derivatives	1,381,000	2,796,000
Mortgages, net of current portion	15,196,000	17,476,000
Long-term debt	32,986,000	40,000,000
Debt discount	(3,712,000)	—

Total liabilities	102,652,000	94,716,000

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,155,083 and 14,292,328 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	142,000	143,000
Additional capital	46,079,000	49,171,000
Retained earnings	36,620,000	54,801,000
Deferred compensation	—	(2,542,000)
Accumulated other comprehensive net loss	(856,000)	(1,733,000)

Total stockholders’ equity	81,985,000	99,840,000

Total liabilities and stockholders’ equity	$184,637,000	$194,556,000

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net sales	$29,868,000	$49,522,000	$99,791,000	$147,442,000
Cost of sales	16,716,000	25,069,000	55,754,000	78,779,000

Gross profit	13,152,000	24,453,000	44,037,000	68,663,000
Selling, general and administrative expenses	7,478,000	13,546,000	24,602,000	32,505,000

Income from operations	5,674,000	10,907,000	19,435,000	36,158,000
Interest expense, net	(760,000)	(1,205,000)	(1,708,000)	(7,016,000)

Income before taxes	4,914,000	9,702,000	17,727,000	29,142,000
Income taxes	1,511,000	3,571,000	6,382,000	10,961,000

Net income	$3,403,000	$6,131,000	$11,345,000	$18,181,000

Basic earnings per common share	$0.24	$0.43	$0.80	$1.28

Weighted average basic shares outstanding	14,149,049	14,169,102	14,142,686	14,163,267

Diluted earnings per common share	$0.24	$0.43	$0.80	$1.26

Weighted average diluted shares outstanding	14,171,593	14,416,853	14,172,971	14,463,460

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2001	2002
OPERATING ACTIVITIES
Net income	$11,345,000	$18,181,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,414,000	2,164,000
Amortization of deferred compensation and financing costs	—	408,000
Depreciation and amortization	6,254,000	6,877,000
Amortization of debt discount	—	3,712,000
Loss on disposal of property, plant and equipment	472,000	248,000
Changes in operating assets and liabilities:
Trade accounts receivable	5,274,000	(9,591,000)
Inventories	(8,985,000)	25,282,000
Prepaid expenses and other assets	98,000	(1,442,000)
Income tax receivable	—	1,137,000
Trade accounts payable	(6,633,000)	4,697,000
Accrued expenses	(897,000)	5,581,000
Income taxes payable	(393,000)	3,038,000
Other current liabilities	230,000	(159,000)

Net cash provided by operating activities	8,179,000	60,133,000

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(29,890,000)	(2,702,000)

Net cash used in investing activities	(29,890,000)	(2,702,000)

FINANCING ACTIVITIES
Borrowings under mortgages and term loans	—	52,600,000
Principal payments under mortgages and term loans	(518,000)	(68,173,000)
Borrowings under line of credit	72,655,000	—
Principal payments under line of credit	(50,639,000)	(12,153,000)
Proceeds from employee stock purchase and option plans	213,000	243,000

Net cash provided by (used in) financing activities	21,711,000	(27,483,000)

Net increase in cash and cash equivalents	—	29,948,000
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$29,948,000

Supplemental Disclosure:

Cash paid for interest	$3,475,000	$2,397,000
Cash paid for income taxes	$5,367,000	$4,499,000

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements
For Three and Nine Months Ended September 30, 2001 and 2002 (unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. Through its wholly owned subsidiary, TREX Company, LLC, the Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.	INVENTORY

Inventories (at LIFO value) consist of the following:

	December 31, 2001	September 30, 2002
		(unaudited)
Finished goods	$27,236,000	$1,879,000
Raw materials	5,932,000	6,006,000

	$33,168,000	$7,885,000

An actual valuation of inventory under the LIFO (last-in, first-out) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

4.	DEBT

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of $40 million principal amount of senior secured notes and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17 million revolving credit facility with a $20 million revolving credit facility with a new lender.

The senior secured notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8 million annually to retire the notes will be payable beginning on the third anniversary of the closing date.

The new revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The specified margins for the credit facility and real estate loans range from 1.50% to 3.25% and 1.75% to 3.50%, respectively. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At September 30, 2002, the Company had effectively capped its interest rate exposure at an annual rate of approximately 9.0% on approximately $15.4 million principal amount of its real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of September 30, 2002, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $13.4 million. As of September 30, 2002, $18.4 million was outstanding under the real estate loans.

The new revolving credit facility and the senior secured notes contain negative and financial covenants. As of September 30, 2002, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

The refinancing eliminated the former lender’s conditional right under an existing warrant to purchase 353,778 shares of common stock at $14.89 per share. Early retirement of the outstanding indebtedness resulted in a one-time non-cash charge to interest expense of $2.4 million in the second quarter of 2002 as a result of accelerated amortization of the remaining debt discount balance. This debt discount was previously scheduled to be amortized through January 31, 2003.

Consistent with generally accepted accounting principles, the Company capitalized $1.3 million of financing costs relating to the refinancing of the Company’s senior credit facility. The deferred financing costs will be amortized over the terms of the various debt instruments, which range between three and seven years. In the third quarter of 2002, the Company amortized $88,000 of such costs.

5.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Numerator:
Net income available to common shareholders	$3,403,000	$6,131,000	$11,345,000	$18,181,000

Denominator:
Weighted average shares outstanding, basic	14,149,049	14,169,102	14,142,686	14,163,267
Impact of potential common shares:
Options	22,544	59,107	30,285	47,880
Warrants	—	161,490	—	232,818
Restricted stock	—	27,154	—	19,495

Weighted average shares outstanding, diluted	14,171,593	14,416,853	14,172,971	14,463,460

Basic earnings per share	$0.24	$0.43	$0.80	$1.28

Diluted earnings per share	$0.24	$0.43	$0.80	$1.26

On March 19, 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company’s 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation will be expensed on a straight-line basis over the five-year vesting term. For the three months and nine months ended September 30, 2002, the Company recorded compensation expense of $143,000 and $309,000, respectively.

6.	SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because of holidays and adverse weather conditions in certain regions, which reduce the level of home improvement and new construction activity. Net sales during the nine-month periods ended September 30, 2000 and 2001 accounted for approximately 86% and 85% of annual net sales in 2000 and 2001, respectively.

7.	NEW ACCOUNTING STANDARDS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“FAS”) 141, “Business Combinations,” and FAS 142, “Goodwill and Other Intangible Assets.” FAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. FAS 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. The adoption of FAS 141 had no impact on the Company’s results of operations or financial condition. No impairment of goodwill resulted from the adoption of FAS 142. However, as a result of the adoption of FAS 142, amortization expense decreased by $0.2 million for the three months ended September 30, 2002 and $0.5 million for the nine months ended September 30, 2002. The pro forma effect of applying FAS 142 for the three and nine months ended September 30, 2001 would have been to increase net income by approximately $0.2 million and $0.5 million, respectively. The corresponding increase in both basic and diluted earnings per share for the nine months ended September 30, 2001 would have been $0.02.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding the Company’s expected financial position and operating results, its business strategy and its financing plans are forward-looking statements. These statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially. Such risks and uncertainties include the Company’s ability to increase market acceptance of Trex; the Company’s lack of product diversification; the Company’s plan to increase production levels; the Company’s current dependence on its three manufacturing facilities; the Company’s reliance on the supply of raw materials used in its production process; the Company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company’s ability to manage its growth; the Company’s significant capital investments and ability to access the capital markets; and the Company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

Overview

The Company is the nation’s largest manufacturer of non-wood decking products, which are marketed under the brand name Trex®. Trex Wood-Polymer® lumber (“Trex”) is a wood/plastic composite, which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs, freight costs and manufacturing overhead costs, including depreciation. The largest component of selling, general and administrative expenses is branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions and office occupancy costs attributable to such functions, as well as depreciation and amortization expense.

The Company experienced growth in net sales each fiscal year from 1996, when it began operations, through 2000. The net sales increase resulted primarily from a growth in sales volume. From time to time since 1996, customer demand for Trex exceeded the Company’s manufacturing capacity. The constraints on the Company’s capacity during these periods limited the rate of the Company’s net sales growth. Because of these constraints, the Company had to allocate its product supply to its network of wholesale distributors and retail dealers. In response to this allocation practice, the Company’s distributors and dealers generally stockpiled inventories of Trex to meet anticipated customer demand.

In 1999, 2000 and 2001, the Company made capital expenditures totaling $121.5 million, principally to add production lines and increase the size of its manufacturing facilities to accommodate the new lines. The resulting production capacity increases enabled the Company, beginning in the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the Company’s allocation practice in 2000, and adverse economic conditions in 2001, the Company’s distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the Company experienced a decrease in new product orders in 2001 compared to the prior year.

In response to these developments in 2001, the Company took a number of actions to reduce its finished product inventories and conserve working capital. The Company curtailed its production capacity by temporarily suspending operation of a portion of its production lines. The Company ended 2001 operating approximately 40% of its manufacturing capacity. In addition, the Company suspended construction of production lines at various stages of completion and suspended construction of a new plastic processing plant. In connection with the curtailment of production capacity, the Company terminated 89 employees in the second half of 2001, including 81 employees in its manufacturing operations.

In 2002, the Company sought to reduce inventory levels before increasing utilization of its production capacity. The Company’s finished goods inventory decreased to $1.9 million at September 30, 2002 from $27.2 million at December 31, 2001, as net sales exceeded production. As a result of the sales growth in 2002, the Company has placed into operation production lines whose operations were suspended in 2001. At September 30, 2002, the Company’s capacity utilization was approximately 92%.

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

Net Sales

Net sales in the three months ended September 30, 2002 (the “2002 quarter”) increased 65.8% to $49.5 million from $29.9 million in the three months ended September 30, 2001 (the “2001 quarter”). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to price increases of approximately 3.9% and a change in product mix. In the 2001 quarter, many dealers and distributors met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior quarters. Depletion of existing inventories by the 2002 quarter contributed to increased demand in the current period. The number of dealer outlets was approximately 2,900 at September 30, 2002 and September 30, 2001.

Cost of Sales

Cost of sales increased 50.0% to $25.1 million in the 2002 quarter from $16.7 million in the 2001 quarter. The increase in cost of sales was primarily attributable to higher net sales volume. The effect of this increase was offset in part by lower unit manufacturing costs. Cost of sales as a percentage of net sales decreased to 50.6% in the 2002 quarter from 56.0% in the 2001 quarter. The decline in cost of sales as a percentage of net sales was primarily attributable to the increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 85.9% to $24.5 million in the 2002 quarter from $13.2 million in the 2001 quarter as a result of the increase in net sales and lower unit manufacturing costs due to improved operating efficiency. As a percentage of net sales, gross profit increased to 49.4% in the 2002 quarter from 44.0% in the 2001 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 81.1% to $13.5 million in the 2002 quarter from $7.5 million in the 2001 quarter. The higher selling, general and administrative expenses resulted in part from an increase of $3.0 million in corporate personnel expenses, including medical, profit sharing, compensation and insurance expenses. In addition, selling and branding costs increased $2.1 million and legal expenses increased $1.8 million over the 2001 quarter. As a percentage of net sales, selling, general and administrative expenses increased to 27.4% in the 2002 quarter from 25.0% in the 2001 quarter.

Interest Expense

Net interest expense increased to $1.2 million in the 2002 quarter from $0.8 million in the 2001 quarter. The increase in net interest expense reflected higher interest rates and a decrease in the amount of interest capitalized by the Company on construction in process. The effect of these factors was offset in part by lower average debt balances in the 2002 quarter. The Company capitalized $0.1 million and $0.4 million interest on construction in process in the 2002 and 2001 quarters, respectively.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.6 million in the 2002 quarter compared to a provision of $1.5 million in the 2001 quarter. The provisions reflect a combined effective tax rate of 37% in the 2002 quarter and 31% in the 2001 quarter. The provision in the 2001 quarter reflected a $0.3 million adjustment to revise the estimate for state taxes payable.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

Net Sales

Net sales in the nine months ended September 30, 2002 (the “2002 nine-month period”) increased 47.8% to $147.4 million from $99.8 million in the nine months ended September 30, 2001 (the “2001 nine-month period”). The increase in net sales was attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to price increases of approximately 3.9% and a change in product mix. In the 2001 nine-month period, many dealers and distributors met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior periods. Depletion of existing inventories by the 2002 nine-month period contributed to increased demand in the current period.

Cost of Sales

Cost of sales increased 41.3% to $78.8 million in the 2002 nine-month period from $55.8 million in the 2001 nine-month period. The increase in cost of sales was primarily attributable to higher net sales volume and, to a lesser extent, higher unit manufacturing costs. Cost of sales as a percentage of net sales decreased to 53.4% in the 2002 nine-month period from 55.9% in the 2001 nine-month period. The decline in cost of sales as a percentage of net sales was primarily attributable to the increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 55.9% to $68.7 million in the 2002 nine-month period from $44.0 million in the 2001 nine-month period as a result of the increase in net sales. The impact of higher net sales was offset in part by higher manufacturing costs in the 2002 nine-month period. As a percentage of net sales, gross profit increased to 46.6% in the 2002 nine-month period from 44.1% in the 2001 nine-month period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 32.1% to $32.5 million in the 2002 nine-month period from $24.6 million in the 2001 nine-month period. The higher selling, general and administrative expenses resulted in part from an increase of $5.2 million in corporate personnel expenses, including medical, profit sharing, compensation and insurance expenses, and an increase of $2.5 million in legal expenses over the 2001 nine-month period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.0% in the 2002 nine-month period from 24.7% in the 2001 nine-month period.

Interest Expense

Net interest expense increased to $7.0 million in the 2002 nine-month period from $1.7 million in the 2001 nine-month period. The increase in net interest expense included the non-cash amortization into interest expense of approximately $3.7 million of debt discount in connection with the modification of the Company’s senior credit facility as of September 30, 2001. The increase in net interest expense was also attributable to a decrease in the amount of interest capitalized on construction in progress. The Company capitalized $0.1 million and $1.9 million of interest on construction in process in the 2002 and 2001 nine-month periods, respectively.

Provision for Income Taxes

The Company recorded a provision for income taxes of $11.0 million in the 2002 nine-month period compared to a provision of $6.4 million in the 2001 nine-month period. The provisions reflect a combined effective tax rate of 38% in the 2002 nine-month period and 36% in the 2001 nine-month period. The provision in the 2001 nine-month period reflected a $0.3 million adjustment to revise the estimate for state taxes payable.

Liquidity and Capital Resources

The Company’s cash provided by operating activities for the 2002 nine-month period was $60.1 million compared to cash provided by operating activities of $8.2 million for the 2001 nine-month period. Trade accounts receivable, net, increased from $5.3 million at September 30, 2001 to $12.1 million at September 30, 2002. The Company’s inventories decreased from $32.0 million at September 30, 2001 to $7.9 million at September 30, 2002, as the Company’s net sales of Trex grew at a faster rate than production. Trade accounts payable increased from $10.4 million at September 30, 2001 to $14.2 million at September 30, 2002 as a result of the timing of payments relating to the general operations of the Company.

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness from the proceeds of its sale of $40 million principal amount of senior secured notes and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17 million revolving credit facility with a $20 million revolving credit facility with a new lender. For information about this refinancing and terms of the Company’s principal current indebtedness, see Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.

As of September 30, 2002, the Company’s indebtedness totaled $61.2 million. For the 2002 quarter, the annualized overall weighted average interest rate of such indebtedness was approximately 8.1%. As of December 31, 2001, the Company’s indebtedness totaled $87.5 million and for 2001 the annualized overall weighted average interest rate of such indebtedness was approximately 6.8%.

The Company’s principal source of short-term funding consists of its $20 million revolving credit facility. The Company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of September 30, 2002, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $13.4 million. The Company’s revolving credit facility and senior secured notes require the Company to meet certain financial and negative covenants. As of September 30, 2002, the Company was in compliance with these covenants.

The Company’s ability to pay down its senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company’s business.

Capital expenditures in the nine months ended September 30, 2002 totaled $2.7 million. The Company currently estimates that its total capital requirements in 2002 will total approximately $6.2 million. The Company expects that its capital requirements will be significantly higher in subsequent years as the Company completes its construction in process and invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

The Company believes that cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the Company’s expected growth in demand for its products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing may dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed and floating-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At September 30, 2002, the Company had effectively capped its interest rate exposure at an annual rate of approximately 9.0% on approximately $15.4 million principal amount of its floating-rate debt. A change of one percentage point in the interest rates applicable to the Company’s $3.0 million of variable-rate debt not subject to an interest-rate swap agreement at September 30, 2002 would result in a fluctuation of approximately $0.03 million in the Company’s annual interest expense.

Item 4.     Controls and Procedures

Within the 90-day period prior to the filing of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the President and the Executive Vice President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

As previously reported in the Company’s Annual Report on Form 10-K for 2001, on December 5, 2001, a plaintiff commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging patent infringement against the Company. The Company denied any liability and filed a counterclaim against the plaintiff for a declaratory judgment of invalidity, non-infringement and unenforceability. On September 11, 2002, the Court found that the Company does not infringe the plaintiff’s patent. On October 17, 2002, the Court issued a final judgment, finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. On November 8, 2002, the plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Federal Circuit.

Item 5.     Other Information

As announced on October 7, 2002, Andrew U. Ferrari advised the Board of Directors of his intention to retire in early 2003 from his position as Executive Vice President of Marketing and Business Development of the Company. Mr. Ferrari will continue to serve on the Company’s Board of Directors following the effective date of his resignation.

On October 12, 2002, the Company received written notice from Wachovia Bank, National Association (“Wachovia”) that, pursuant to a registration rights agreement with the Company, Wachovia had exercised its right to require the Company to register for public sale up to 353,779 shares of the Company’s Common Stock issuable upon exercise of the common stock purchase warrant held by Wachovia (the “Warrant”). As previously reported, the Company issued the Warrant in November 2001 to Wachovia’s predecessor, First Union National Bank, in connection with amendments to the Company’s senior secured credit facility with that lender, which was terminated in June 2002. The Warrant is exercisable by Wachovia at any time, in whole or in part, until January 31, 2005 at an exercise price of $14.89 per share of Common Stock. Pursuant to its registration rights agreement with Wachovia, the Company is obligated to file the resale registration statement with the Securities and Exchange Commission in November 2002.

Item 6.     Exhibits and Reports on Form 8-K

(a)	The Company files herewith the following exhibit:

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Report on Form 8-K:

Filing Date of Report	Item Reported

August 7, 2002	Item 9 (execution of Rule 10b5-1 plans by executive officers and directors)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 14, 2002	By: /s/ Anthony J. Cavanna
Anthony J. Cavanna, Executive Vice
President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, Robert G. Matheny, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trex Company, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
/s/ Robert G. Matheny
Robert G. Matheny President

CERTIFICATION

I, Anthony J. Cavanna, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trex Company, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

/s/ Anthony J. Cavanna
Anthony J. Cavanna, Executive Vice President and Chief Financial Officer