Form 10-K
period 2002-12-31
TREX CO INC
filed 2003-03-19
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-14649

Trex Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1910453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Exeter Drive, Winchester, Virginia	22603-8605
(Address of principal executive offices)	(Zip Code)

(540) 542-6300

Registrant’s telephone number, including area code:

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 28, 2002, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $206 million.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on March 3, 2003 was 14,654,032.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the proxy statement for the 2003 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed under “Business—Risk Factors” in this report.

ii

PART I

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Item 1. Business

General

Trex Company, Inc., which we sometimes refer to as the “company” in this report, is the nation’s largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex®. Trex Wood-Polymer® lumber is a wood/plastic composite that offers an attractive appearance and the workability of wood without wood’s on-going maintenance requirements and functional disadvantages. Trex is manufactured in a proprietary, partially patented process that combines waste wood fibers and reclaimed polyethylene and is used primarily for residential and commercial decking. We promote Trex among consumers and contractors as a premium-decking product.

We seek to achieve sales growth in the decking market by converting demand for wood decking products into demand for Trex. The wood segment of the market represents approximately 93% of the decking market, as measured by board feet of lumber. We intend to continue to develop and promote the Trex brand name as a premium-decking product and to focus on the contractor-installed market segment. Contractors generally build larger, more elaborate residential decks than decks built by homeowners in the “do-it-yourself” market segment. As of December 31, 2002, we sold our products through approximately 90 wholesale distribution locations, which in turn sold Trex to approximately 2,900 dealer outlets across the United States.

Trex Company, Inc., which is a Delaware corporation, was incorporated on September 4, 1998 for the purpose of acquiring 100% of the membership interests and operating the business of TREX Company, LLC, a Delaware limited liability company. Trex Company, Inc. had no operations or activity until it completed a reorganization on April 7, 1999 in which TREX Company, LLC became the company’s wholly owned subsidiary. The company completed its initial public offering on April 13, 1999.

TREX Company, LLC initiated commercial activity on August 29, 1996. On that date, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation for a cash purchase price of approximately $29.5 million. The buyout was led by four senior Mobil executives who subsequently have served as members of our senior management.

On December 31, 2002, TREX Company, LLC merged into Trex Company, Inc., which was the surviving corporation in the merger.

Decking Market Overview

The decking market is part of the substantial home improvement market. Expenditures for residential improvements and repairs totaled approximately $158 billion in 2001, according to the U.S. Census Bureau, and the home improvement market grew at a compound annual growth rate of 3.9% for the five-year period ended December 31, 2001.

The primary market for Trex is residential decking and, to a lesser extent, commercial decking. We estimate that annual factory sales in 2002 of residential decking totaled approximately $1.7 billion, or approximately 2.9 billion board feet of lumber. Our estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the three-year period ended December 31, 2002, we estimate factory sales of all residential decking, as measured by board feet of lumber, increased at a compound annual growth rate of approximately 3%. For the same three-year period, we estimate factory sales of non-wood alternative decking products to the residential market increased at a compound annual growth rate of over 50%.

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

The majority of decks are built for existing homes as new additions or to replace older decks. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of decking is a relatively low-cost means of adding livable space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. We estimate that the installed cost of a majority of decks ranges from $15 to $20 per square foot, which is significantly less than the cost of a typical interior construction project. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

The following table shows, in board feet of lumber, our estimate of the percentage of 2002 factory sales to the decking market generated by each product category listed:

Product	Percentage of 2002 Factory Sales
Wood	93%
Wood/plastic composites	6
100% plastic	1

100%

Approximately 85% of the lumber used in wooden decks is southern yellow pine or fir, which is pressure-treated with pesticides and other chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking products utilize polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of wood fiber and polyethylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. In 2002, the Environmental Protection Agency, or EPA, announced an agreement under which manufacturers will voluntarily phase out by December 2003 the residential use of chromated copper arsenate, or CCA, which is a preservative used in approximately 90% of all pressure-treated lumber. We believe that the publicity relating to this agreement will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of active chemicals in pressure-treated lumber.

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

Growth Strategies

Our long-term goals are to continue to be the leading producer of a superior non-wood decking alternative product, to increase our market share of the decking market and to expand into new products and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•	increase our investment in, and the resources devoted to, development of the Trex brand;

•	expand comprehensive national coverage for Trex by increasing the number of dealer outlets selling Trex;

•	increase our output of Trex by increasing productivity and adding production capacity in our existing facilities in Winchester, Virginia and Fernley, Nevada and by exploring additional manufacturing locations;

•	continue making investments in process and product development to support new products and improve product consistency, reduce manufacturing costs and increase operating efficiencies; and

•	continue developing opportunities for Trex in new products and product applications and in geographic markets beyond our U.S. base.

Products

We manufacture Trex Wood-Polymer lumber in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is produced in popular lumber sizes and is currently sold in five colors: Natural, Winchester Grey, Madeira, Woodland Brown and Saddle.

In 2002 we extended our offering of railing products by adding a Chamfered handrail and decorative post cap to our product line.

Trex offers a number of significant advantages over wood decking products. Trex eliminates many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Trex requires no sealing to protect against moisture damage, provides a splinter-free surface and needs no chemical treatment against rot or insect infestation. These features of Trex eliminate most of the on-going maintenance requirements for a wood deck and make Trex less costly than wood over the life of the deck. Like wood, Trex is slip-resistant, even when wet, can be painted or stained and is not vulnerable to damage from ultraviolet rays. The special characteristics of Trex, including resistance to splitting, flexibility, and ease and consistency of machining and finishing, facilitate deck installation, reduce contractor call-backs and afford customers a wide range of design options. Trex does not have the tensile strength of wood and, as a result, is not used as a primary structural member in posts, beams or columns used in a deck’s substructure.

Trex has received product building code listings from the major U.S. building code listing agencies for both our decking and railing systems. Our listings facilitate the acquisition of building permits by residential consumers of Trex. We believe that our listings promote customer and industry acceptance of Trex as a substitute for wood in decking.

Sales and Marketing

We have a dedicated sales force that works with all levels of our distribution system. During 2002, we increased our sales force from 37 to 43 company employees to assist in the “pull through” sales of our products. We expect to continue to expand our sales force as needed to further these efforts.

We have invested approximately $26.4 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking market. Our sales growth in the decking market will largely depend on our success in converting demand for wood products into demand for Trex. Accordingly, our branding strategy will continue to emphasize the advantages of Trex over wood decking, fencing and accessory products. We have implemented a two-pronged marketing program directed at consumers and contractors. We seek to develop consumer brand awareness and contractor preference to generate demand for Trex among dealers and distributors, who then recommend Trex to other contractors and consumers. We believe that our branding strategy promotes product differentiation of Trex in a market which is not generally characterized by brand identification and enables us both to command premium prices and to maintain price stability for Trex.

The following are the key elements of our marketing program:

Consumer Advertising. We advertise Trex decking in popular home and garden consumer publications, including This Old House, Southern Living, House & Garden and Sunset. Several of these publications feature “idea” homes each year that incorporate leading building materials. Trex decking was featured in five of these idea homes in 2002.

Public Relations. We employ a public relations firm to stimulate interest in Trex decking by the print and broadcast media. During 2002, print and broadcast stories featuring Trex decking generated approximately 380 million “impressions,” which represent potential viewings, compared to 360 million impressions in 2001. Major newspapers featuring articles on Trex included The New York Times, New York Newsday, The Washington Post and The Seattle Times. Trex also received television coverage on the PBS shows “Hometime” and “Ask This Old House,” on CNN “Headline News,” and on the syndicated “Today’s Homeowner” show. Trex was also featured on National Public Radio’s “All Things Considered” show.

Trade Advertising and Promotion. To build a brand name for Trex with decking contractors, we reach a professional building audience through advertisements in leading building and remodeling magazines, including Builder, Remodeler, Fine Homebuilding, Architectural Record and other well known publications. In 2002, we initiated an incentive program for deck builders, which rewards contractors for their purchases of Trex decking. There are over 1,800 members enrolled in this program.

Homebuilder Focus. Our marketing program targets major homebuilders in different regions of the country. We operate a program that is designed to provide promotional allowances and display materials to homebuilders who use Trex for their model home decks and agree to promote Trex. More than 295 Trex decks were built for model homes in 2002.

Trade and Home Shows. We annually exhibit Trex decking at approximately 12 national or regional trade shows for homebuilders, contractors and specifiers that have a total attendance of over 300,000. We also exhibit our product line at major regional home and garden shows. Distributors, dealers and contractors experienced in Trex decking provide additional support by exhibiting Trex decking at smaller, local home shows.

Showcase Projects. We also obtain brand name recognition through our association with highly publicized showcase projects. Trex decking was used in a number of new projects in 2002, including Gulf Island National Seashore Boardwalk in Ocean Springs, Mississippi, Vero Beach Marina in Vero Beach, Florida, Monterey Dunes Boardwalk in Monterey, California, and Dock and Boardwalk at Disney World in Orlando, Florida. Other showcase projects include the Presidential Trail at Mount Rushmore, the Toronto Boardwalk on Lake Ontario, the Florida Everglades walkways and the Grand Canyon Education Center.

Marketing Research. During 2002, Trex was featured in four marketing research studies related to decking commissioned by leading trade publications. Professional Remodeler Magazine surveyed remodeling contractors and found that Trex was the “brand most preferred” by a 2-to-1 margin over any other decking brand. Builder Magazine found Trex to be used twice as often as any other deck brand, while Remodeling found Trex to be used five times more often than any other wood/plastic composite.

Distribution

In 2002, we generated approximately 99% of our net sales through our wholesale distribution network. At December 31, 2002, we sold our Trex product line to 26 wholesale companies operating from approximately 90 distribution locations. At the same date, our distributors marketed Trex to approximately 2,900 dealer outlets across the United States. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

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

Under our agreement with each wholesale distributor, we appoint the distributor on a non-exclusive basis to distribute Trex within a specified area. The distributor generally purchases Trex at our prices in effect at the time we ship the product to the distributor. The distributor is required to maintain specified minimum inventories of Trex. Upon the expiration of the initial one-year term, the agreement is automatically renewed for additional one-year terms unless either party provides notice of termination at least 30 days before the expiration of any renewal term. Either party may terminate the agreement at any time upon 30 days’ notice, while we may also terminate the agreement immediately upon the occurrence of specified events.

We require our wholesale distributors to devote significant resources to support Trex. All wholesale distributors are required to appoint a Trex specialist, regularly conduct dealer-training sessions, fund demonstration projects and participate in local advertising campaigns and home shows. We sponsor intensive two-day training seminars to help train Trex specialists.

In 2000, 2001 and 2002, we generated in excess of 10% of our net sales to each of five wholesale distribution companies: Capital Lumber Company, Boise Cascade Corporation, Oregon Pacific Corporation, Parksite Plunkett-Webster and Snavely Forest Products. Distributors that individually accounted for more than 10% of our annual net sales collectively accounted for approximately 75% of our net sales in 2000, approximately 78% of our net sales in 2001 and approximately 77% of our net sales in 2002. None of such distributors individually accounted for more than 21% of our net sales in any of these years.

To augment our dealer outlets, we plan to add new distributors and increase the number of our wholesale distribution locations.

Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors and are the primary market for Trex. Although there is demand for Trex from both the “do-it-yourself” homeowner and contractor, our sales efforts emphasize the contractor-installed market to achieve premium product positioning for Trex and to ensure that the installations will have professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support. To increase comprehensive national coverage for Trex, we plan to increase the number of dealer outlets stocking Trex products.

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

As an additional source of information to consumers, dealers and distributors, we operate a web site (www.trex.com), which provides product installation information, handling instructions, a contractor locator service, a dealer locator service, photographs of showcase installations, technical reports and other information.

Contractor Training. We have provided training about Trex to more than 40,000 contractors since 1995. Contractors receive a Trex Contractor Kit containing a product handbook, sales literature and product samples as part of their training. We have established a TrexPro association of top contractors who receive comprehensive training and have the quality of their work audited by a Trex representative. These contractors receive consumer lead referrals directly from our toll-free telephone service and are listed on our web site.

Shipment. We ship Trex to distributors by truck and rail. Distributors pay all shipping and delivery charges.

Manufacturing Process

Trex is manufactured at our two facilities in Winchester, Virginia, which total approximately 265,000 square feet and had all ten of its production lines in operation at December 31, 2002, and our 250,000 square foot facility in Fernley, Nevada, which had all seven of its production lines in operation at the same date.

In 2002, our Winchester facilities produced approximately $93.5 million sales value of finished product and our Fernley facility produced approximately $53.7 million sales value of finished product. Total annual capacity at December 31, 2002 was approximately $225 million sales value of finished product. As of December 31, 2002, our construction in process totaled approximately $29.7 million. The construction in process consisted primarily of four production lines in various stages of completion at our Winchester and Fernley facilities and a plastic processing plant at our Winchester facility. We currently expect that the production lines in process will be completed and put into service in 2003 or 2004 and that the plastic processing plant in process will be completed and put into service in early 2003. When the construction in process is completed, we estimate our Winchester and Fernley facilities will be capable of producing a total of approximately $285 million sales value of finished product annually.

Trex is manufactured from waste wood fiber and reclaimed polyethylene, or poly. The composition of Trex Wood-Polymer lumber is approximately 50% wood fiber and 50% reclaimed poly material. We use wood fiber purchased from woodworking factories, mills and pallet recyclers. Poly material used in the production of Trex consists primarily of recovered plastic bags and stretch film.

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

Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We and our predecessor operations have invested approximately $160 million and 11 years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 200% since 1992. We also have broadened the range of raw materials that can be used to produce Trex by developing hardware capable of utilizing different forms of poly material to produce a consistent final product. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. In 1998, we centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester manufacturing facilities.

In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency. Under this program, we test one Trex board from every other production bundle to determine whether it meets the detailed, published criteria for code listing. Representatives of the inspection agency conduct unannounced monthly on-site audits of these program records to assure conformity to testing and to check test results.

Suppliers

The production of Trex requires the supply of wood fiber and polyethylene from recovered plastic bags and stretch film. We purchased $5.4 million of wood fiber and $26.3 million of polyethylene in 2001 and $5.9 million of wood fiber and $27.3 million of polyethylene in 2002.

We fulfill our requirements for raw materials under both purchase orders and supply contracts. In 2002, we purchased approximately 65% of our polyethylene requirements and approximately 40% of our wood fiber requirements under purchase orders. Purchase orders specify the prices we pay based on then-current market prices and do not involve long-term supply commitments. We are also party to supply contracts that obligate us to purchase wood fiber and polyethylene for terms that range from one to eight years. The prices under these contracts are generally fixed annually based on then-current market prices.

Our wood fiber and polyethylene supply contracts have not had any material adverse effect on our business. In our past three fiscal years, the amounts we have been obligated to purchase under our polyethylene supply contracts and the minimum amounts we have been required to purchase under our wood supply contracts have been less than the amounts of these materials we have needed for production. To meet all of our production requirements, we have obtained additional polyethylene and wood fiber materials by using purchase orders and by purchasing wood fiber in excess of the minimum commitments under our supply contracts.

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

If the wood fiber meets our specifications, our wood fiber supply contracts generally require us to purchase at least a specified minimum and at most a specified maximum amount of wood fiber each year. Depending on our needs, the amount of wood fiber that we actually purchase within the specified range under any supply contract may vary significantly from year to year.

Three suppliers accounted individually for more than 10% and collectively for approximately 42% of our 2002 wood fiber purchases. Based on our discussions with wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

Poly. The poly material we consumed in 2002 was primarily composed of recovered plastic bags and stretch film. Approximately two billion pounds of poly film are used in the manufacture of plastic bags and stretch film in the United States each year. We will increasingly seek to meet our future needs for poly material from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic paper laminates.

In 2001, we developed a new source of poly material through our participation in a joint venture, Denplax S.A., that operates a plant in El Ejido, Spain. We own 35% of the joint venture. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately $3.9 million of plastic raw material to us during 2002. Under our joint venture agreement, we have the right to purchase up to 100% of the plant’s production.

To facilitate our poly processing operations, we are constructing our own plastic processing plant on our manufacturing site in Winchester, Virginia. We currently expect that this plant will be completed and put into service in 2003.

We purchase plastic bags primarily from large grocery supermarket chains, which have recycling programs that facilitate and encourage plastic sack returns. Approximately 5% of all plastic bags nationwide are returned. The existing industry practice is for reclaimed sack purchasers, such as the company, to absorb freight and handling costs after the sacks are picked up from the chains’ distribution centers. We pick up the plastic bags at the distribution centers and store the bags in warehouses until we use them in our production process.

Stretch film is used to stabilize pallet loads to avoid damage during shipping and handling. We collect stretch film from distribution centers that service the grocery and other industries, including the furniture, machinery, parts and soft goods industries. Suppliers of stretch film save on waste disposal costs by selling us the bundled film.

Our polyethylene supply contracts generally provide that we are obligated to purchase all of the polyethylene a supplier provides if the polyethylene meets our specifications. Our polyethylene supply contracts have not required us, and we do not believe that they will require us, to purchase any amount of polyethylene in excess of our total estimated need.

Excluding our joint venture, no supplier provided 10% or more of the poly material we purchased in 2002.

Competition

Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking.

The primary competition for Trex is wood decking, which accounted for approximately 93% of 2002 decking sales, as measured by board feet of lumber. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do.

Approximately 85% of the lumber used in wooden decks is pressure-treated southern yellow pine or fir. Southern yellow pine is used for decking because its porosity allows it readily to accept the chemicals used in the treating process that creates resistance to rotting and insect infestation. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The chemical compound used to treat wood is typically CCA, an EPA-registered pesticide. In 2002, the EPA announced an agreement under which manufacturers will voluntarily phase out the residential use of CCA by December 2003. Other chemical preservatives, which could replace CCA, are more costly and have a limited history upon which to base claims of efficacy and safety. The balance of the wood decking segment is primarily divided between redwood and cedar, with some amounts of treated fir and exotic hardwoods. Because old, slow-growth timber has been depleted, new, fast-growth varieties predominate. These varieties do not have the natural decay resistance or close rings of old, slow-growth timber, causing them to be more susceptible to rotting, insect infestation, splintering and warping.

We estimate that wood/plastic composites accounted for approximately 6% of 2002 decking sales, as measured by board feet of lumber. There are more than 25 manufacturers of wood/plastic composite lumber in addition to our company. Many of these manufacturers participate in the decking market only on a limited basis.

Trex also competes with decks made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, we estimate that this segment accounted for approximately 1% of 2002 decking sales, as measured by board feet of lumber. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including a less efficient manufacturing process, inconsistent product quality, and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

We estimate that Trex currently represents more than 50% of the non-wood segment of the decking market. Our principal competitors in that market segment include Advanced Environmental Recycling Technologies, Inc., CertainTeed Corporation, Kadant Inc., Louisiana-Pacific Corporation, Timbertech Limited, Universal Forest Products, Inc. and U.S. Plastic Lumber Corporation.

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

The following chart compares particular attributes of Trex to the characteristics of treated wood and 100% plastic products:

Characteristics	Trex	Treated Wood	100%Plastic
Low moisture absorption	x		x
Splinter-free	x		x
Resistant to insect damage	x	x	x
No chemical preservatives	x		x
No splitting	x		x
No rotting	x	x	x
No warping	x		x
No sealant required	x		x
Slip resistant	x	x
Low thermal expansion/contraction	x	x
Low thermal conductivity	x	x
Good paint adhesion	x	x
Resistance to ultraviolet damage	x	x
Easy to work with	x	x

We believe that Trex offers cost advantages when compared with other types of decking materials. Although a contractor-installed Trex deck built in 2002 using a pressure-treated wood substructure generally cost 15% to 20% more than a deck made entirely from pressure-treated wood, Trex eliminates most of the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources also provide Trex with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products.

Government Regulation

We are subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia and the Division of Environmental Protection of Nevada’s Department of Conservation and Natural Resources. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia and the State of Nevada. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements which have enabled us to increase manufacturing line production rates, facilitated our development of new products and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex. We have obtained a patent for a process of preparing the raw materials for the manufacturing phase of production and a second patent for another manufacturing process improvement. The patent protection for both processes will extend until 2015. The U.S. Patent and Trademark Office has granted us federal registrations for our

Trex, Trex Wood-Polymer, The Deck of a Lifetime, Easy Care Decking, and No Sealing No Splinters No Hassles trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks. We consider our trademarks to be of material importance to our business plans. We have not registered any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our senior employees and limit access to and distribution of our proprietary information.

See “Legal Proceedings” for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2002, we had 449 full-time employees, of whom 331 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Web Site

We maintain a corporate web site at www.trex.com. We make available free of charge through the web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report.

Risk Factors

Our business is subject to a number of risks, including the following:

We will have to increase market acceptance of Trex to grow.

Our ability to grow will depend largely on our success in converting demand for wood decking products, which we estimate accounted for approximately 93% of the 2002 decking market when measured by board feet of lumber, into demand for Trex. Failure to achieve increased market acceptance of Trex will limit our prospects for growth. To increase our market share, we must overcome:

•	the low consumer awareness of non-wood decking alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the unique appearance of Trex;

•	the greater initial expense of installing a Trex deck; and

•	the established relationships existing between suppliers of wood decking products and contractors and homebuilders.

All of our sales result from one material.

We derive all of our revenues from sales of Trex Wood-Polymer lumber. Although we have developed new Trex products and new applications for Trex since 1996, and we intend to continue this development, our product line is currently based exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a significant adverse impact on our net sales levels.

We currently depend on three manufacturing facilities to meet the demand for Trex.

We currently produce Trex in two manufacturing facilities in Winchester, Virginia and a third manufacturing facility in Fernley, Nevada. Any interruption in the operations or decrease in the production capacity of these facilities, whether because of equipment failure, natural disaster or otherwise, would limit our ability to meet existing and future customer demand for Trex.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

The production of Trex requires substantial amounts of wood fiber and polyethylene. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2002, three suppliers accounted individually for more than 10% and collectively for approximately 42% of our wood fiber purchases. Our ability to obtain adequate supplies of polyethylene depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We obtain our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices.

The demand for decking products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for decking products is correlated to changes in the level of activity in home improvements and, to a lesser extent, new home construction. These activity levels, in turn, are affected by such factors as consumer spending habits, employment, interest rates and inflation. An economic downturn could reduce consumer income available for spending on discretionary items such as decking, which could adversely affect the demand for our products.

We face risks in increasing our production levels to meet customer demand for Trex.

We plan to add production capacity to support sales growth and improve customer service. In increasing production capacity in our facilities, we will face risks:

•	recruiting and training additions to our workforce;

•	operating new production equipment;

•	purchasing raw materials for increased production requirements;

•	maintaining product quality; and

•	establishing new manufacturing facilities.

These risks could result in substantial unanticipated delays or expense, which could adversely affect our operating performance.

The expansion and future profitability of our business could be adversely affected if we do not manage our growth effectively.

Our recent growth has placed significant demands on our management, systems and other resources. Our net sales increased to $167.1 million in 2002 from $23.8 million in 1996. The number of dealer outlets selling Trex has increased from approximately 1,200 at December 31, 1996 to approximately 2,900 at December 31, 2002, and we expect further increases in the future. If we are unable to manage our future growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our ability to expand our net sales.

Past seasonal fluctuations in our sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

Our historical seasonality may not be a reliable indicator of our future seasonality. Quarterly variations in our net sales and income from operations are principally attributable to seasonal trends in the demand for Trex. We experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower sales, which are not fully offset by a corresponding reduction in selling, general and administrative expenses. For substantially all periods through mid-2000, we allocated our product to our network of wholesale distributors and retail dealers. We believe the allocation process caused our distributors to stockpile inventories, which partially mitigated our inherent seasonality. During the third quarter of 2000, our increased production capacity enabled us to eliminate the allocation of product supply. Our lower net sales levels in the fourth quarter were further affected in 2000 and 2001 as our customers reduced their stockpiled inventories before reordering from us.

We have significant capital invested in construction in process, some of which we may not be able to deploy productively.

As of December 31, 2002, our construction in process totaled approximately $29.7 million, with an estimated cost to complete of approximately $15 million. The construction in process consisted primarily of four production lines in various stages of completion at our Winchester and Fernley manufacturing facilities and a plastic processing plant at our Winchester facility. Some of these assets may become impaired due to obsolescence or other factors before we can put them into service. Our operating results would be adversely affected if we fail to deploy productively our construction in process, and our net income would be reduced if our assets become impaired and we are required to write down the value of those assets in our financial statements.

We are not sure of the terms on which we will be able to obtain financing for the significant capital expenditures we plan after 2002 to increase our manufacturing capacity.

Our failure to obtain sufficient funds to meet our capital requirements could have a material adverse effect on our ability to match the production of Trex with demand for our products. We made capital expenditures aggregating $98.3 million in 2000, 2001 and 2002, primarily to expand manufacturing capacity. Our capital expenditures in 2002 totaled $6.2 million since increased utilization of our existing capacity was sufficient to meet the demand for Trex in 2002. We expect that our capital requirements will be significantly higher in 2003 and subsequent years as we complete our construction in process and then invest in additional production lines and facilities to meet an anticipated increase in the demand for our products. We expect that it may be necessary to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. We may not be able to obtain all of the required financing on terms we will find acceptable.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our revolving credit facility, real estate loans and senior secured notes.

As of December 31, 2002, our total indebtedness related to our real estate loans and senior secured notes was $55.2 million. Our ability to make scheduled principal and interest payments on our real estate loans and senior secured notes, borrow under our $20 million revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility and notes, which may be declared payable immediately based on a credit facility default. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility and senior secured note covenants, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Covenants in our credit agreements and senior secured notes restrict our capacity to borrow and invest, which could impair our ability to expand or finance our operations.

Our credit agreements and senior secured notes impose operating and financial restrictions that limit our discretion on some business maters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit our ability to:

•	incur additional debt;

•	pay dividends or make other distributions:

•	make acquisitions, investments or other restricted payments;

•	pledge or mortgage assets;

•	sell assets;

•	consolidate, merge or sell all or substantially all of our assets; and

•	make additional capital expenditures.

Our indebtedness may limit our flexibility in responding to important business developments, which could place us at a competitive disadvantage. Our indebtedness may:

•	limit our ability to obtain necessary financing in the future;

•	limit our ability to fund planned capital expenditures;

•	require us to use a significant portion of our cash flow from operations to pay our debt obligations rather than utilize our cash flow for other purposes, such as funding working capital or capital expenditures; and

•	make us more vulnerable to a downturn in our business or in the economy in general.

Our dependence on a small number of significant distributors makes us vulnerable to business interruptions involving these distributors.

Our total net sales to our five largest wholesale distributors accounted for approximately 77% of our net sales in 2002. Our contracts with these distributors are terminable by the distributors upon notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause as short-term disruption of our operations and adversely affect our operating results.

Our performance will suffer if we do not compete effectively in the highly competitive decking market.

We must compete with an increasing number of companies in the wood-plastic composites segment of the decking market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking market could have a material adverse effect on our ability to increase our market share. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex.

Environmental regulation exposes us to potential liability for response costs and damages to natural resources.

We are subject to federal, state and local environmental laws and regulations. The environmental laws and regulations applicable to our operations establish air quality standards for emissions from our manufacturing operations, govern the disposal of solid waste, and regulate wastewater and storm water discharge. As is the case with manufacturers in general, we may be held liable for response costs and damages to natural resources if a release or threat of release of hazardous materials occurs on or from our properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any properties we own or operate.

We may not have adequate protection for the intellectual property rights on which our business depends.

Our success depends, in part, on our ability to protect our important intellectual property rights. The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. We also have obtained patent protection for some of our production processes. We or our predecessor company have been required in lawsuits to establish that our production processes and products do not infringe the patents of others. In a pending action, a plaintiff filed suit against us in December 2001 alleging that our decking products infringe the plaintiff’s patent. In October 2002, a federal district court issued a final judgment finding that we do not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. In November 2002, the plaintiff appealed this judgment.

Our principal stockholders can exercise a significant influence over our business.

Our four principal stockholders beneficially owned approximately 48.8% of our outstanding common stock as of February 28, 2003. If they act in concert, these stockholders are collectively able to exercise a significant influence over our business and affairs by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval. If exercised in this manner, such voting power could discourage a third party from seeking to acquire us even if an acquisition would be beneficial to our stockholders.

Item 2. Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease which expires in July 2011.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. These buildings include our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the site and plant of our manufacturing facility in Fernley, Nevada, which contains approximately 250,000 square feet of manufacturing space, including an addition of approximately 100,000 square feet completed in 2000. Our Fernley facility is located on a site of approximately 37 acres, which includes outside open storage.

We lease a total of approximately 484,000 square feet of storage warehouse space under leases with expiration dates ranging from 2003 to 2015.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2002, we operated approximately 80 wood trailers and approximately 50 forklift trucks under operating leases.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2002, we spent a total of $6.2 million on capital expenditures, primarily for process improvements, equipment and machinery to increase our production capacity. We estimate that our capital expenditures in 2003 will total approximately $18.2 million, most of which will be used to make process and productivity improvements, to add manufacturing capacity, to complete the plastic processing plant at our Winchester, Virginia facility and to complete the installation of our enterprise resource planning system.

Item 3. Legal Proceedings

Commencing on July 11, 2001, four purported class action lawsuits, which we refer to collectively as the “securities class action,” were filed in the United States District Court, Western District of Virginia, naming as defendants the company and Robert G. Matheny, the President and a director of the company, Roger A. Wittenberg, then Executive Vice President of Material Sourcing and International Operations and a director of the company, and Anthony J. Cavanna, the Executive Vice President and Chief Financial Officer and a director of the company. The plaintiffs in these lawsuits purported to represent a class of purchasers of the company’s securities between November 2, 2000 and June 18, 2001. The complaints, one of which was dismissed voluntarily, alleged that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by making false and misleading public statements or omissions concerning the company’s operating and financial results, expectations, and business and by filing misleading reports on Forms 10-Q and 10-K with the SEC. The public statements and disclosures in the company’s reports that the plaintiffs alleged to be false and misleading related primarily to the company’s operating performance and prospects and anticipated customer demand for Trex in the fourth quarter of 2000 and first and second quarters of 2001. The plaintiffs sought unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The cases were consolidated and an amended consolidated complaint, which added as a defendant Andrew U. Ferrari, the Company’s Executive Vice President of Marketing and Business Development and a director of the company, was filed on December 17, 2001. On or about January 31, 2002, the defendants filed a motion to have the amended consolidated complaint dismissed with prejudice. By a final order entered on May 29, 2002, the district court dismissed the consolidated amended complaint. The final order was accompanied by a memorandum opinion granting the defendants’ motion to dismiss the amended consolidated complaint for failure to state a claim. In the memorandum opinion, the court found that plaintiffs had not pleaded facts raising a strong inference that any disclosure challenged was made with fraudulent intent or was materially misleading or omissive. The plaintiffs did not appeal this decision.

On or about September 21, 2001, the company was named in a complaint filed in the Circuit Court for the City of Winchester. The complaint, which we refer to as the “Bennett complaint,” purported to assert a derivative suit for the benefit of the company against each of its directors. It alleged that during the same period at issue in the securities class action and in violation of applicable state and/or federal laws, the individual defendants caused the company to issue materially misleading disclosures in order to inflate the company’s stock price and permit insider trading by Robert G. Matheny and Roger A. Wittenberg. The Bennett complaint further alleged that the individual defendants thereby exposed the company to potential damages in connection with the securities class action. The Bennett complaint sought a constructive trust in favor of the company over the profits received from the allegedly improper insider sales, as well as an unspecified amount of damages allegedly sustained by the company, together with attorneys’ fees, costs and expenses. No damages or other relief were sought from the company. On October 19, 2001, the Bennett complaint was removed to the federal court in which the related securities class action was pending. The Bennett complaint was consolidated for pretrial purposes with the securities class action and stayed pending resolution of the motion by defendants to dismiss the securities class action. As described above, the federal district court on May 29, 2002 dismissed the securities class action with prejudice for failure to state a claim. By an order dated November 12, 2002, the federal district court lifted the stay in the Bennett complaint and directed the defendants to respond to the plaintiff’s complaint. On November 22, 2002, the individual defendants filed an answer denying the substantive allegations of wrongdoing. On February 6, 2003, the court granted the parties’ joint motion to dismiss the Bennett complaint with prejudice.

On December 5, 2001, Ron Nystrom commenced an action against the company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company believes that this claim is without merit. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. On November 8, 2002, the plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit.

In connection with the foregoing patent litigation, on April 12, 2002, the company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit seeks to enforce a provision in the company’s 1996 purchase agreement with Mobil Oil Corporation in which Mobil agreed to indemnify the company for any losses, including reasonable legal fees, incurred by the company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil has denied liability to indemnify the company for such losses. On December 10, 2002, the district court entered summary judgment in favor of the company and ordered ExxonMobil to indemnify the company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom. A final judgment and determination of the total amount of damages due to the company to date has not yet been entered by the district court. Accordingly, ExxonMobil’s time to appeal has not yet begun.

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no other pending material legal proceedings to which we are a party or to which our property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been listed on the New York Stock Exchange under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low quarterly sale prices of our common stock during 2001 and 2002 as reported by the New York Stock Exchange:

2002	High	Low
First Quarter	$23.83	$16.80
Second Quarter	33.40	23.58
Third Quarter	31.90	22.70
Fourth Quarter	38.99	21.60

2001	High	Low
First Quarter	$31.20	$22.08
Second Quarter	30.92	16.20
Third Quarter	25.89	14.64
Fourth Quarter	20.70	12.29

As of December 31, 2002, there were approximately 210 holders of record of our common stock.

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our senior credit facility, we may not pay cash dividends in any fiscal year in an amount that exceeds 50% of our consolidated net income, as calculated in accordance with our credit agreement, reported for the preceding fiscal year.

In November 2001, in connection with amendments to our senior credit facility, we issued to the lender in a private offering a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of our common stock at $14.89 per share. In June 2002, we refinanced our indebtedness under the senior credit facility. The refinancing eliminated the former lender’s conditional right to purchase 353,778 of the shares of common stock issuable under the warrant. On February 3, 2003, the lender exercised the warrant to purchase all 353,779 of the remaining shares of common stock issuable thereunder for a total purchase price of approximately $5.3 million. In connection with the offering of these securities to an institutional accredited investor, we relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Regulation D thereunder.

In June 2002, we sold in a private offering $40 million principal amount of our 8.32% senior secured notes due June 19, 2009 to six institutional accredited investors. In connection with the offering of these securities, we relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Regulation D thereunder.

Item 6. Selected Financial Data

The following table presents selected financial data as of December 31, 1998, 1999, 2000, 2001 and 2002 and for each of the five years ended December 31, 2002.

•	The selected financial data as of December 31, 2001 and 2002 and for each of the years in the three-year period ended December 31, 2002 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999 are derived from our financial statements, which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands, except share and per share data)
Statement of Operations Data: (1)
Net sales	$49,167	$77,570	$117,568	$116,860	$167,079
Cost of sales	25,305	37,707	61,852	67,973	90,479

Gross profit	23,862	39,863	55,716	48,887	76,600
Selling, general and administrative expenses	12,878	18,370	23,830	31,801	42,150

Income from operations	10,984	21,493	31,886	17,086	34,450
Interest expense, net	2,526	1,476	902	3,850	7,782

Income before income taxes and extraordinary item	8,458	20,017	30,984	13,236	26,668
Income taxes	—	7,281	11,682	4,186	9,891

Income before extraordinary item	8,458	12,736	19,302	9,050	16,777
Extraordinary loss on the early extinguishment of debt, net	—	(1,056)	—	—	—

Net income	$8,458	$11,680	$19,302	$9,050	$16,777

Basic earnings per share	$0.85	$0.90	$1.37	$0.64	$1.18

Basic weighted average shares outstanding	9,500,000	12,848,571	14,129,652	14,145,660	14,166,307

Diluted earnings per share	$0.85	$0.90	$1.36	$0.64	$1.16

Diluted weighted average shares outstanding	9,500,000	12,892,784	14,179,475	14,182,457	14,481,234

Historical income before income taxes (2)	$8,458	$20,017
Pro forma provision for income taxes (2) (unaudited)	3,214	7,606

Pro forma net income (2) (unaudited)	$5,244	$12,411

Pro forma basic earnings per share, (2) (unaudited)	$0.55	$0.97

Historical income from operations (3)	$10,984	$21,493
Supplemental pro forma interest income (expense), net (3) (unaudited)	249	(691)
Supplemental pro forma provision for income taxes (3) (unaudited)	4,269	7,905

Supplemental pro forma net income (3) (unaudited)	$6,964	$12,897

Supplemental pro forma basic weighted average shares outstanding (3)	14,115,450	14,117,297

Supplemental pro forma basic earnings per share (3)	$0.49	$0.91

Cash Flow Data:
Cash flow provided by operating activities	$12,228	$21,405	$15,407	$7,004	$52,964
Cash flow used in investing activities	(17,140)	(29,369)	(60,114)	(31,972)	(6,192)
Cash flow provided by (used in) financing activities	4,112	6,764	44,707	24,968	(31,879)
Other Data (unaudited):
EBITDA (4)	$14,098	$25,937	$38,755	$25,710	$44,039

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Balance Sheet Data: (1)
Cash and cash equivalents	$1,200	$—	$—	$—	$14,893
Working capital	(3,193)	(4,181)	13,696	3,216	24,134
Total assets	51,611	79,303	156,595	184,637	183,556
Total debt	33,063	16,937	61,399	86,094	55,196
Total members’/stockholders’ equity	13,291	49,401	69,041	81,985	98,775

(1)	On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of its predecessor for a purchase price of approximately $29.5 million. TREX Company, LLC had no operations before this date. On April 7, 1999, Trex Company, Inc. acquired all of the membership interests of TREX Company, LLC in a series of transactions referred to as the “reorganization.” On April 13, 1999, Trex Company, Inc. completed an initial public offering of its common stock. The “company” refers to TREX Company, LLC through April 7, 1999 and to Trex Company, Inc. thereafter. Before the reorganization, the company was taxed as a partnership and accordingly did not record a provision for income taxes. Weighted average shares outstanding assumes that the 9,500,000 shares of common stock outstanding immediately after the reorganization were outstanding for all periods through April 7, 1999, that 13,500,000 shares were outstanding through May 2, 1999, that 14,115,450 shares were outstanding through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(2)	The pro forma provision for income taxes and net income assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and excludes one-time charges relating to the reorganization and initial public offering, including (a) a net deferred tax liability of approximately $2.6 million and (b) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Pro forma earnings per share assume the same number of shares outstanding as indicated in note (1) above.

(3)	Supplemental pro forma interest income (expense), provision for income taxes and net income (a) exclude interest expense of $2.8 million in 1998 and $0.8 million 1999 related to debt that was repaid with a portion of the net proceeds of the initial public offering, (b) assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and (c) exclude one-time charges relating to the reorganization and initial public offering, including a net deferred tax liability of approximately $2.6 million and a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Supplemental pro forma shares outstanding assumes that the 14,115,450 shares outstanding after the initial public offering were outstanding for all periods through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(4)	Consists of earnings before interest, taxes, depreciation and amortization. EBITDA is presented because it is a commonly used measure of performance by the financial community. Although management believes EBITDA is a useful measure of the company’s performance, EBITDA should not be considered an alternative to net income as a measure of operating performance or to cash provided by operating activities as a measure of liquidity. This measure of EBITDA may not be comparable to similarly titled measures reported by other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed under “Business—Risk Factors” in this report.

Overview

General. The company is the nation’s largest manufacturer of non-wood decking alternative products, which are marketed under the brand name Trex®. Trex Wood-Polymer® lumber is a wood/plastic composite which is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is used primarily for residential and commercial decking. Trex also has non-decking product applications, including applications for parks and recreational areas, floating and fixed docks and other marine applications, and landscape edging.

The company experienced growth in net sales each year from 1996, when it began operations, through 2000. The sales increase resulted primarily from a growth in sales volume. From time to time since 1996, customer demand for Trex exceeded the company’s manufacturing capacity. The constraints on the company’s capacity during these periods limited the rate of the company’s sales growth. Because of these constraints, the company had to allocate its product supply to its network of wholesale distributors and retail dealers. In response to this allocation practice, the company’s distributors and dealers generally stockpiled their inventories of Trex to meet anticipated customer demand.

In 2000, 2001 and 2002, the company made capital expenditures totaling $98.3 million, principally to add production lines and increase the size of its facilities to accommodate the new lines. The resulting production capacity increases enabled the company, beginning in the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the allocation practice in 2000, and adverse economic conditions in 2001, the company’s distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the company experienced a decrease in new product orders in 2001 compared to the prior year.

In response to these developments, the company took a number of actions to reduce its finished goods inventories and conserve working capital. The company curtailed its production capacity by temporarily suspending operation of a portion of its existing production lines. At the end of 2001, the company was operating at approximately 40% of its manufacturing capacity. In addition, the company suspended construction of production lines at various stages of completion and suspended construction of a new plastic processing plant. In connection with the curtailment of production, the company terminated 89 employees in the second half of 2001, including 81 employees in its manufacturing operations.

In 2002, the company sought to further reduce inventory levels before increasing utilization of its production capacity. The company’s finished goods inventory decreased to $17.1 million at December 31, 2002 from $27.2 million at December 31, 2001, as sales exceeded production. As a result of the sales growth in 2002, the company has placed into operation all of the production lines whose operations it had suspended in 2001. At December 31, 2002, the company’s capacity utilization was above 90%.

Net Sales. Net sales consists of sales and freight, net of estimated returns and discounts and certain other vendor consideration. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product diffeorentiation strategy enables the company both to command premium prices and to maintain price stability for Trex. The prices for Trex over the last three years have increased at a compound annual growth rate of approximately 5.8%.

Cost of Sales. Cost of sales consists of raw material costs, direct labor costs, manufacturing costs and freight. Raw material costs generally include the costs to purchase and transport waste wood fiber and polyethylene. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consists of depreciation, utilities, maintenance supplies and repairs, indirect labor and warehouse and equipment rental costs.

Selling, General and Administrative Expenses. The principal component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and legal expenses. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business.

Amortization Expense. In connection with its acquisition of Mobil’s Composite Products Division in August 1996, the company recorded $10.6 million in goodwill. Through 2001, the company amortized its goodwill over a 15-year period in an amount of approximately $0.7 million per year. In accordance with Financial Accounting Standards Board Statement No. 142, which the company adopted effective January 1, 2002, the company ceased the amortization of goodwill.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Inventories. The company’s inventories have decreased from $33.2 million as of December 31, 2001 to $22.4 million as of December 31, 2002. The company believes that its quantity and mix of finished goods inventory will be saleable in the ordinary course of business and, accordingly, has not established reserves for slow moving products or obsolescence. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The company experienced a significant reduction in LIFO inventory levels in 2002, as sales of Trex outpaced production levels. This reduction resulted in a liquidation of inventory quantities carried at lower costs prevailing in prior years compared with the cost of purchases in 2002. The effect of this liquidation was to reduce cost of sales by $0.7 million, which represented $0.05 per diluted share. At December 31, 2002, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $3.8 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results.

Property, Plant and Equipment. As of December 31, 2002, the company’s construction in process totaled approximately $29.7 million. The construction in process consisted primarily of four production lines in various stages of completion at the company’s Winchester and Fernley manufacturing facilities and a plastic processing plant. The company currently expects that the production lines in process will be put into service in 2003 or 2004 and that the plastic processing plant in process will be completed and put into service in early 2003. Pursuant to Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company has compared the carrying values of its long-lived assets, including construction in process, against the expected undiscounted cash flows relating to those assets and has determined that no impairment exists as of December 31, 2002. The significant assumptions inherent in the company’s estimate include increases in sales volumes and maintenance of gross margins that are consistent with historical levels. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

Contingencies. The company is subject to various lawsuits and other claims related to securities matters, patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any potential losses as of December 31, 2002.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	52.6	58.2	54.2

Gross profit	47.4	41.8	45.8
Selling, general and administrative expenses	20.3	27.2	25.2

Income from operations	27.1	14.6	20.6
Interest expense, net	0.8	3.3	4.7

Income before taxes and extraordinary item	26.4	11.3	15.9
Provision for income taxes	9.9	3.6	5.9

Net income	16.4%	7.7%	10.0%

2002 Compared to 2001

Net Sales. Net sales increased 43.0% to $167.1 million in 2002 from $116.9 million in 2001. The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to price increases of approximately 3.9%. In 2001, following termination of the company’s product allocation practice in the third quarter of 2000, many dealers and distributors met a significant portion of customer demand for Trex by reducing their existing inventories, which they had previously stockpiled. Depletion of dealer and distributor inventories in 2001 contributed to increased demand for Trex and a growth in net sales volume in 2002.

Cost of Sales. Cost of sales increased 33.1% to $90.5 million in 2002 from $68.0 million in 2001. The increase was primarily attributable to the higher net sales volume. Cost of sales as a percentage of net sales decreased to 54.2% in 2002 from 58.2% in 2001. The decrease was primarily attributable to the increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit. Gross profit increased 56.7% to $76.6 million in 2002 from $48.9 million in 2001. The increase was primarily attributable to the higher net sales volume and, to a lesser extent, lower unit manufacturing costs resulting from the improved manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales increased to 45.8% in 2002 from 41.8% in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32.5% to $42.2 million in 2002 from $31.8 million in 2001. The higher selling, general and administrative expenses resulted in part from an increase of $6.4 million in corporate personnel expenses and an increase of $3.2 million in legal expenses. The increase also reflected higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising. Selling, general and administrative expenses as a percentage of net sales decreased to 25.2% in 2002 from 27.2% in 2001.

Interest Expense. Net interest expense increased to $7.8 million in 2002 from $3.9 million in 2001. The increase in interest expense resulted from a reduction of $1.4 million in the amount of interest capitalized on construction in process and an increase in the non-cash amortization into interest expense of approximately $3.2 million of debt discount and financing costs relating to the modification and refinancing of the Company’s credit facilities in 2001 and June 2002.

Provision for Income Taxes. The provision for income taxes increased to $9.9 million in 2002 from $4.2 million in 2001. The increase was primarily attributable to an increase in pretax income. The effective rate increased to approximately 37.1% in 2002 compared to approximately 31.6% in 2001. The lower rate in 2001 resulted from revisions to prior-year estimated liabilities.

2001 Compared to 2000

Net Sales. Net sales decreased 0.6% to $116.9 million in 2001 from $117.6 million in 2000, due to a decrease in sales volume. The decrease in sales volume resulted primarily from a reduction in new product orders from the company’s distributors and dealers following the company’s termination of its product allocation practice in the third quarter of 2000. After the discontinuation of product allocation, many distributors and dealers met a significant portion of customer demand for Trex by reducing their existing inventories, which they had stockpiled in prior periods. The decrease in sales volume in 2001 was partially offset by a price increase of approximately 6.8%.

Cost of Sales. Cost of sales increased 9.9% to $68.0 million in 2001 from $61.9 million in 2000. The increase was primarily attributable to higher manufacturing overhead costs, including utilities, warehousing and depreciation costs. Cost of sales as a percentage of net sales increased to 58.2% in 2001 from 52.6% in 2000. The increase principally reflected a higher absolute level of manufacturing overhead costs and an associated decrease of approximately 11% from the 2000 level in the amount of product manufactured as a result of the curtailment of production capacity described above under “Overview.” The effects of higher overhead costs and reduced production were partially offset by operating efficiencies from improved production line rates.

Gross Profit. Gross profit decreased 12.3% to $48.9 million in 2001 from $55.7 million in 2000, reflecting the lower sales volume and higher manufacturing costs in 2001. Gross profit as a percentage of net sales decreased to 41.8% in 2001 from 47.4% in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 33.4% to $31.8 million in 2001 from $23.8 million in 2000. The increase was partially attributable to higher branding costs, including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising, which increased to $10.0 million in 2001 from $8.1 million in 2000. The higher selling, general and administrative expenses also reflected an increase in corporate personnel and the related hiring and relocation costs, costs of upgrading accounting and other systems to support growth, an increase in professional fees relating to the modification of terms of certain of the company’s indebtedness as of November 2001, and an increase in office rent relating to the company’s new headquarters. The effect of the foregoing increases was partially offset by the elimination of management bonuses and profit sharing. Selling, general and administrative expenses as a percentage of net sales increased to 27.2% in 2001 from 20.3% in 2000.

Interest Expense. Net interest expense increased to $3.9 million in 2001 from $0.9 million in 2000. The increase primarily resulted from higher average debt balances incurred since 2000 to finance the increases in the company’s fixed assets and inventories and from the cessation of interest capitalization during the third quarter of 2001. As of December 31, 2001, the company’s capital projects in process totaled approximately $42.4 million. The company ceased the capitalization of interest on these projects until they were resumed. The increase in net interest expense also reflected the non-cash amortization into interest expense of approximately $0.7 million of debt discount in connection with the modification of the company’s senior credit facility as of November 2001.

Provision for Income Taxes. Income tax expense decreased 64.2% to $4.2 million in 2001 from $11.7 million in 2000. The decrease was primarily attributable to a decrease in pretax income, which decreased to $13.2 million in 2001 from $31.0 million in 2000. The effective rate also decreased to approximately 31.6% in 2001 compared to approximately 37.7% in 2000. The lower rate in 2001 resulted from revisions to prior-year estimated liabilities.

Liquidity and Capital Resources

The company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

The company’s cash flow provided by operating activities was $15.4 million in 2000, $7.0 million in 2001 and $53.0 million in 2002. Higher net sales, gross profit and net income and a decrease in inventories accounted for a significant portion of the increase in operating cash flows in 2002. Inventories decreased from $33.2 million at December 31, 2001 to $22.4 million at December 31, 2002, as demand exceeded the company’s production during 2002.

On June 19, 2002, the company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior secured notes due June 19, 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the company replaced its existing $17.0 million revolving credit facility with a $20.0 million revolving credit facility with a new lender. Borrowings under the revolving credit facility and the senior secured notes are secured by liens on substantially all of the company’s assets.

The senior secured notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005.

The new revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The specified margins are determined based on the company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the loans. The specified margins for the credit facility range from 1.50% to 3.25% and the specified margins for the real estate loans range from 1.75% to 3.50%.

The company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of December 31, 2002, the borrowing base was $12.4 million and no borrowings were outstanding under the facility.

The company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At December 31, 2002, the company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on approximately $15.2 million principal amount of its real estate loans.

The company financed its purchase of its Winchester, Virginia facility in June 1998 with a ten-year term loan of $3.8 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will be payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 8.12% at December 31, 2002.

The company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 7.80% at December 31, 2002.

In connection with its acquisition of the site for its Fernley, Nevada facility, the company in September 1999 obtained a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2002.

In connection with its acquisition of a site adjacent to its original Winchester, Virginia manufacturing facility, the company in August 2000 obtained a 15-year term loan in the original principal amount of $5.9 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will be payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 9.10% at December 31, 2002.

The following table sets forth, on an aggregate basis, at December 31, 2002 the amounts of specified contractual cash obligations of the company, excluding interest, required to be paid in the periods shown (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Long-term debt	$55,196	$795	$832	$16,568	$8,289	$8,289	$20,423
Operating leases	17,571	3,501	2,178	1,777	1,592	1,487	7,036

Total contractual cash obligations	$72,767	$4,296	$3,010	$18,345	$9,881	$9,776	$27,459

For information about these contractual cash obligations, see Notes 5 and 7 to the company’s consolidated financial statements appearing elsewhere in this report.

To remain in compliance with its credit facility and senior secured note covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of December 31, 2002, the company was in compliance with these covenants.

The company’s ability to make scheduled principal and interest payments on its real estate loans and senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in this report under “Business–Risk Factors.” These risks include the following:

•	fluctuations in the demand for Trex based on general economic conditions;

•	changes in the availability and prices of raw materials needed to produce Trex;

•	the performance of the company’s most significant distributors; and

•	the company’s ability to compete successfully in the increasingly competitive decking market.

The company made capital expenditures in 2000, 2001 and 2002 totaling $98.3 million, primarily to expand manufacturing capacity. The company currently estimates that its capital requirements in 2003 will total approximately $18.2 million. The company will use its capital expenditures in 2003 primarily to make process and productivity improvements to add manufacturing capacity, to complete the plastic processing plant at its Winchester, Virginia facility and to complete the installation of its enterprise resource planning system. The company expects that it will continue to make significant capital expenditures in 2004 and subsequent years as the company completes its construction in process and then invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

As of December 31, 2002, the company had a total of approximately $14.9 million of cash and cash equivalents. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the company’s expected growth in demand for its products. Of its aggregate capital expenditures of $98.3 million for the three-year period ended December 31, 2002, the company funded $28.6 million from cash flow from operations and $69.7 million from proceeds of financing activities, including borrowings under various loan and credit facilities. The company currently expects that it will fund its future capital expenditures primarily from operations and financing activities. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company’s level of indebtedness, while equity financing may dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Inflation

Inflation did not have a material impact on the company’s operating results in 2000, 2001 or 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At December 31, 2002, the company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $15.2 million of floating-rate debt. For additional information about the company’s management of its interest rate risk, see Note 5 to the company’s consolidated financial statements appearing elsewhere in this report.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt on December 31, 2002 was approximately $42.9 million. Based on balances outstanding at December 31, 2002, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $1.6 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-20.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The table below sets forth information concerning our directors and executive officers as of March 1, 2003:

Name	Age	Positions with Company

Robert G. Matheny	57	President, Director

Anthony J. Cavanna	63	Executive Vice President and Chief Financial Officer, Director

Andrew U. Ferrari	56	Executive Vice President of Marketing and Business Development, Director

Roger A. Wittenberg	54	Executive Vice President, Recycling, Director

A. Catherine Lawler	52	Senior Vice President, Marketing

Harold F. Monahan	57	Senior Vice President and General Manager

William F. Andrews	71	Director

Paul A. Brunner	67	Director

William H. Martin, III	72	Director

Patricia B. Robinson	50	Director

Robert G. Matheny has served as a director and as President of the company since September 1998 and of TREX Company, LLC, which was the company’s wholly-owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1970 to August 1996, Mr. Matheny held various positions with Mobil Chemical Company, including General Manager of the Composite Products Division, General Manager of the Chemical Specialties Group, and Vice President of Mobil Chemical Products International. Mr. Matheny received a B.S. degree in industrial engineering and operations research from Virginia Polytechnic Institute.

Anthony J. Cavanna has served as a director and as Executive Vice President and Chief Financial Officer of the company since September 1998 and of TREX Company, LLC from August 1996 through December 2002. From 1962 to August 1996, he held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President-Planning and Supply of the Films Division. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

Andrew U. Ferrari has served as a director of the company since September 1998. He has served as Executive Vice President of Marketing and Business Development of the company from October 2001 to March 2003 and of TREX Company, LLC from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical Company, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

Roger A. Wittenberg has served as a director of the company since September 1998 and as Executive Vice President, Recycling of the company since February 2003. He served as Executive Vice President of Material Sourcing and International Operations of the company from March 2002 to February 2003 and of TREX Company, LLC from March 2002 to December 2002. Mr. Wittenberg served as Executive Vice President of Technical Operations & Sourcing of the company from February 2001 to March 2002 and as Executive Vice President of Technical Operations & Sourcing of TREX Company, LLC from October 2001 to March 2002. He served as Executive Vice President of Technical Operations of the company from September 1998 to February 2001 and Executive Vice President of Technical Operations of TREX Company, LLC from August 1996 to October 2001. Mr. Wittenberg also serves as a Director of Elite Textiles Ltd., a textile manufacturer. From May 1992 to August 1996, he was the Technical Manager of the Composite Products Division of Mobil Chemical. Mr. Wittenberg founded Rivenite Corporation in 1987 and was its Chief Executive Office until April 1992, when Mobil Chemical acquired the assets of Rivenite Corporation. Before 1987, Mr. Wittenberg founded and operated three companies in the textile, food and animal feed supplements industries. Mr. Wittenberg received a B.S. degree in Chemistry from High Point College.

A. Catherine Lawler has served as Senior Vice President, Marketing of the company since January 2003. From 1997 to 2002, Ms. Lawler served as Vice President of Marketing of Market Day Corporation, a fund-raising food company. From 1995 to 1997, she served as Vice President of Marketing of Noma International, a Christmas and gift products company. From 1988 to 1995, Ms. Lawler served as Director of Business Development and Director of Marketing for Binney & Smith, Inc., a subsidiary of Hallmark Cards and the maker of Crayola products. From 1979 to 1988, Ms. Lawler served in a variety of positions with Kraft General Foods (now Kraft Foods, Inc.), including Group Product Manager of Maxwell House Coffee, Senior Product Manager of General Foods International Coffee, Product Manager of Maxwell House Advertising, and Associate Product Manager of SANKA. Ms. Lawler received a B.S. in education from the University of Pennsylvania and an MBA in Marketing & Finance from Columbia University.

Harold F. Monahan has served as Senior Vice President and General Manager of the company since March 2002 and of TREX Company, LLC from March 2002 through December 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of ExxonMobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil Chemical Company in 1999, Mr. Monahan served as Logistics Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil’s petroleum products throughout North America. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations. Mr. Monahan received a B.S. in Economics from St. Norbert College.

William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Corrections Corporation of America since August 2000 and as Chairman of the Board of Directors of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001. He was named Chairman of the Board of Directors of Allied Aerospace Industries, Inc., a manufacturer of defense and aerospace products, in January 2002. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1995 to 2001, Mr. Andrews served as Chairman of the Board of Directors of Scovill Fasteners Inc. From 1998 to 2001, he served as Chairman of the Board of Directors of Northwestern Steel and Wire Company. From 1995 to 1998, he served as Chairman of Schrader-Bridgeport International, Inc. Prior to 1995, Mr. Andrews served in various positions, including Chairman, President and Chief Executive Officer, with Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A. degree in marketing from Seton Hall University.

Paul A. Brunner has served as a director of the company since February 26, 2003. Mr. Brunner is President and Chief Executive Officer of Spring Capital Inc., a merchant bank, which he founded in 1985. From 1982 to 1985, Mr. Brunner served as President and Chief Executive Officer of U.S. Operations of Asea-Brown Boveri, a multi-national Swiss manufacturer of high technology products. In 1967, he joined Crouse Hinds Company, a manufacturer of electronics and electronic equipment, and through 1982 he held various positions with that company, including President and Chief Operating Officer, Executive Vice President of Operations, Vice President of Finance and Treasurer, and Director of Mergers and Acquisitions. From 1959 to 1967, he worked for Coopers & Lybrand as an audit supervisor. Mr. Brunner also serves as a director of Johnson Controls, Inc. and Winholt Inc. Mr. Brunner is a Certified Public Accountant. He received a B.S. degree in accounting from the University of Buenos Aires and an M.B.A. degree in management from Syracuse University.

William H. Martin, III has served as a director of the company since April 1999. Mr. Martin has served as Chairman of the Board of Directors of Martin Industries, Inc., a manufacturer and producer of gas space heaters, gas logs and pre-engineered fireplaces, since April 1994 and as a director of Martin Industries since 1974. From 1987 to 1993, Mr. Martin served as Executive Assistant to the Rector of Trinity Church in New York City. From 1971 to 1987, he served as President and Chief Executive Officer of Martin Industries. Mr. Martin serves on the board of Aluma-Form, Inc., a manufacturer of components for electric utilities, and several not-for-profit boards. Mr. Martin is a graduate of Vanderbilt University.

Patricia B. Robinson has served as a director of the company since November 2000. Ms. Robinson is an independent consultant to, and in 2000 served as Interim Operating Officer of, TruckBay.com, an Internet distributor of heavy-duty truck parts. From 1977 to 1998, Ms. Robinson served in a variety of positions with Mead Corporation, a forest products company, including President of Mead School and Office Products, Vice President of Corporate Strategy and Planning, President of Gilbert Paper, Plant Manager of a specialty machinery facility and Product Manager for new packaging product introductions. Ms. Robinson received a B.A. degree in economics from Duke University and an M.B.A. degree from the Darden School at the University of Virginia.

Other information responsive to this Item 10 is incorporated herein by reference to the company’s definitive proxy statement for its 2003 annual meeting of stockholders.

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the company’s definitive proxy statement for its 2003 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2003 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions

Information responsive to this Item 13 is incorporated herein by reference to the company’s definitive proxy statement for its 2003 annual meeting of stockholders.

Item 14. Controls and Procedures

Within the 90 days before the date we filed this report, we carried out an evaluation, under the supervision and with the participation of management, including our President, who is our chief executive officer, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company, including our consolidated subsidiaries, required to be included in our periodic filings with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls after the date we carried out this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-20 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Auditors

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations for the three years ended December 31, 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended December 31, 2002

Consolidated Statements of Cash Flows for the three years ended December 31, 2002

Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. Our Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference

10.1	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.2	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.4	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.5	Description of Annual Bonus Plan. Filed herewith.

10.6

Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.7

Registration Rights Agreement, dated as of April 7, 1999, among the Company and each of the persons named on the schedule thereto. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.8	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.9

Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.10

Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.11

Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.12

Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.13

Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.14

Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.

99	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

(b) Report on Form 8-K:

Filing Date of Report	Item Reported

October 10, 2002	Item 9 (press release announcing Mr. Andrew U. Ferrari’s intention to retire)

TREX COMPANY, INC.

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

Board of Directors

Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2001 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 14, 2003

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14,893
Trade accounts receivable	2,507	840
Inventories	33,168	22,429
Prepaid expenses and other assets	1,306	1,395
Income taxes receivable	1,137	—
Deferred income taxes	1,946	2,269

Total current assets	40,064	41,826

Property, plant and equipment, net	137,223	133,570
Intangible assets, net	6,837	6,837
Other	513	1,323

Total Assets	$184,637	$183,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$9,495	$10,056
Accrued compensation and benefits	630	6,089
Income taxes payable	—	114
Other current liabilities	964	638
Current portion of long-term debt	25,759	795

Total current liabilities	36,848	17,692
Deferred income taxes	7,800	9,915
Line of credit	12,153	—
Debt-related derivative	1,381	2,773
Long-term debt	48,182	54,401
Debt discount	(3,712)	—

Total Liabilities	$102,652	$84,781

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,155,083 and 14,297,711 shares issued and outstanding at December 31, 2001 and 2002, respectively	142	143
Additional capital	46,079	49,354
Retained earnings	36,620	53,397
Deferred compensation	—	(2,400)
Accumulated other comprehensive loss	(856)	(1,719)

Total Stockholders’ Equity	81,985	98,775

Total Liabilities and Stockholders’ Equity	$184,637	$183,556

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except share and per share data)
Net sales	$117,568	$116,860	$167,079
Cost of sales	61,852	67,973	90,479

Gross profit	55,716	48,887	76,600
Selling, general, and administrative expenses	23,830	31,801	42,150

Income from operations	31,886	17,086	34,450
Interest income	5	2	243
Interest expense	(907)	(3,852)	(8,025)

Income before provision for income taxes	30,984	13,236	26,668
Provision for income taxes	11,682	4,186	9,891

Net income	$19,302	$9,050	$16,777

Basic earnings per common share	$1.37	$0.64	$1.18

Basic weighted average shares outstanding	14,129,652	14,145,660	14,166,307

Diluted earnings per common share	$1.36	$0.64	$1.16

Diluted weighted average shares outstanding	14,179,475	14,182,457	14,481,234

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional	Deferred	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Loss	Earnings	Total
	(Dollars in thousands)
Balance, December 31, 1999	14,135,060	$141	$40,992	$—	$—	$8,268	$49,401
Net income	—	—	—	—	—	19,302	19,302
Employee stock purchase and option plans	—	—	245	—	—	—	245
Tax benefit of stock options	—	—	93	—	—	—	93

Balance, December 31, 2000	14,135,060	141	41,330	—	—	27,570	69,041
Comprehensive income:
Net income	—	—	—	—	—	9,050	9,050
Cumulative effect upon adoption of SFAS 133, net of tax	—	—	—	—	(508)	—	(508)
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(606)	—	(606)
Derivative loss reclassified to earnings, net of tax					—	258	258

Total comprehensive income							8,194
Warrants	—	—	4,415	—	—	—	4,415
Employee stock purchase and option plans	20,023	1	272	—	—	—	273
Tax benefit of stock options	—	—	62	—	—	—	62

Balance, December 31, 2001	14,155,083	142	46,079	—	(856)	36,620	81,985
Net income	—	—	—	—	—	16,777	16,777
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(1,344)	—	(1,344)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	481	—	481

Total comprehensive income							15,914
Employee Stock Purchase and Option plan	22,628	—	329	—	—	—	329
Tax benefit of stock options	—	—	95	—	—	—	95
Restricted stock	120,000	1	2,851	(2,851)	—	—	1
Amortization of deferred compensation	—	—	—	451	—	—	451

Balance, December 31, 2002	14,297,711	$143	$49,354	$(2,400)	$(1,719)	$53,397	$98,775

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Operating Activities
Net income	$19,302	$9,050	$16,777
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,132	1,075	1,792
Tax benefit of stock options	93	62	95
Equity method losses	—	137	267
Amortization of deferred compensation and financing costs	—	—	684
Amortization of debt discount	—	703	3,712
Depreciation and amortization	6,869	9,326	9,589
Loss on disposal of property, plant and equipment	18	469	256
Changes in operating assets and liabilities:
Trade accounts receivable	(9,316)	8,075	1,667
Inventories	(14,349)	(10,151)	10,739
Prepaid expenses and other assets	(282)	(617)	(144)
Trade accounts payable	10,666	(7,587)	561
Accrued compensation and benefits	316	(1,423)	5,459
Income taxes receivable/payable	457	(1,711)	1,306
Other	(499)	299	204

Net cash provided by operating activities	15,407	7,004	52,964

Investing Activities
Expenditures for property, plant and equipment	(60,114)	(31,972)	(6,192)

Net cash used in investing activities	(60,114)	(31,972)	(6,192)

Financing Activities
Financing costs	—	—	(1,310)
Borrowings under mortgages and notes	5,940	58,000	52,596
Principal payments under mortgages and notes	(512)	(710)	(71,341)
Borrowings under line of credit	57,249	82,890	489
Principal payments under line of credit	(18,215)	(115,485)	(12,642)
Proceeds from employee stock purchase and option plans	245	273	329

Net cash provided by (used in) financing activities	44,707	24,968	(31,879)

Net increase in cash and cash equivalents	—	—	14,893
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$—	$—	$14,893

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,800	$5,010	$4,594
Cash paid for income taxes	$9,088	$4,993	$6,246

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. The Company operates in one business segment. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, Winchester Capital, Inc and Trex Wood-Polymer Espana, S.L. Significant intercompany accounts and transactions have been eliminated in consolidation.

Trex Wood-Polymer Espana, S.L. was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of the FDIC insurance limits. As of December 31, 2002, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. The Company’s losses as a result of uncollectible accounts have not been significant.

The Company is also exposed to credit loss in the event of nonperformance by the counter-party to its interest-rate swap agreements, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is generally the unrealized gains, if any, under such agreements.

Approximately 75%, 78% and 77% of the Company’s net sales for the years ended December 31, 2000, 2001 and 2002, respectively, were to its five largest customers, sales to each of which exceeded 10% of sales. Approximately 20%, 18% and 20% of the Company’s raw materials purchases for the years ended December 31, 2000, 2001 and 2002, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO”) or market value.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	40 years
Machinery and equipment	11 years
Furniture and equipment	10 years
Forklifts and tractors	5 years
Computer equipment	5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

Intangible assets consist of goodwill representing the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. For all periods through December 31, 2001, goodwill was amortized using the straight-line method over a period of 15 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, the Company had unamortized goodwill of approximately $6.8 million. The Company completed its initial impairment test of goodwill, which did not indicate an impairment. The Company will perform the annual impairment testing of its goodwill as of October 31 in each year, which could have an adverse effect on the Company’s future results of operations if an impairment occurs. The results of operations for prior years have not been restated to reflect the nonamortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects is as follows (in thousands):

	Year Ended December 31,
	2000	2001
Reported net income	$19,302	$9,050
Goodwill amortization	707	707

Adjusted net income	$20,009	$9,757

Reported basic earnings per common share	$1.37	$0.64
Goodwill amortization	0.05	0.05

Adjusted basic earnings per common share	$1.42	$0.69

Reported diluted earnings per common share	$1.36	$0.64
Goodwill amortization	0.05	0.05

Adjusted diluted earnings per common share	$1.41	$0.69

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If such cash flows are more likely than not to be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

The Company has significant construction in process as of December 31, 2002. The Company expects that construction in process will be completed and put into service. Accordingly, the Company has performed impairment tests on these assets held for use based on estimated future levels of cash flows and has determined that no impairment exists as of December 31, 2002. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of these assets could be reduced.

Revenue Recognition

The Company recognizes revenue when title is transferred to customers, which is upon shipment of the product to the customer from the Company’s manufacturing facilities. Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records all shipping and handling fees in net sales and records all of the related costs in cost of sales. The Company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The Company accounts for these programs in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company accounts for its stock-based compensation in accordance with APB No. 25 and its related interpretations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123’s fair value method of accounting, if a company so elects. SFAS No. 148 also requires that additional disclosures be made on an interim basis. The Company has adopted SFAS No. 148 and will begin the expanded disclosure in its quarterly reports for 2003.

No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted have had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Net income, as reported	$19,302	$9,050	$16,777
Pro forma net income	$18,701	$8,357	$15,659
Earnings per share:
Basic-as reported	$1.37	$0.64	$1.18
Basic-pro forma	$1.32	$0.59	$1.10
Diluted-as reported	$1.36	$0.64	$1.16
Diluted-pro forma	$1.32	$0.59	$1.08

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002: risk-free interest rates ranging from 4% to 6%; no dividends; expected life of the options of approximately five years; and volatility ranging from 72% to 81%.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2000, 2001 and 2002, research and development costs were approximately $1.4 million, $1.7 million and $1.3 million, respectively.

Advertising Costs

Branding costs, including advertising, are expensed as incurred. For the years ended December 31, 2000, 2001 and 2002, branding costs were approximately $8.1 million and $10.0 million and $10.4 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and mortgage loans to approximate the fair value of the respective assets and liabilities at December 31, 2001 and 2002. The fair value of the Company’s senior secured notes at December 31, 2002 was estimated at $42.9 million.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements effectively converting its LIBOR-based floating-rate debt to a fixed-rate obligation. These interest rate swap agreements are accounted for as cash flow hedges as permitted by SFAS No. 133.

At the time of its adoption of SFAS No. 133 on January 1, 2001, the Company recognized an after-tax reduction of $0.5 million in other comprehensive income (loss), a component of stockholders’ equity, as a cumulative effect adjustment. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company estimates that of the amounts included in accumulated other comprehensive loss at December 31, 2002, approximately $0.5 million, net of taxes of approximately $0.3 million, will be reclassified to earnings over the next 12 months.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to implement SFAS No. 143 on January 1, 2003. The Company does not believe that adoption of this standard will have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other things, SFAS No. 145 rescinds both SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS No. 4, SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking Fund Requirements.” Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of this standard will have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs of Exit or Disposal Activities.” SFAS No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. The Company does not believe that the adoption of this standard will have a material effect on its results of operations or financial position.

3. INVENTORIES

Inventories consist of the following as of December 31 (in thousands):

	2001	2002
Finished goods	$27,236	$17,114
Raw materials	5,932	5,315

	$33,168	$22,429

In 2002, the Company experienced a reduction in its LIFO inventories. This reduction resulted in a liquidation of inventory quantities carried at lower costs prevailing in prior years compared with the cost of purchases in 2002. The effect of this liquidation was to reduce cost of sales by $0.7 million, which represented $0.05 per diluted share.

At December 31, 2001 and 2002, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $3.9 million and $3.8 million, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2001	2002
Building and improvements	$34,858	$35,423
Machinery and equipment	71,478	87,895
Furniture and equipment	1,946	2,066
Forklifts and tractors	567	831
Data processing equipment	2,565	3,866
Construction in process	42,400	29,670
Land	5,353	5,353

	159,167	165,104
Accumulated depreciation	(21,944)	(31,534)

	$137,223	$133,570

Depreciation expense for the years ended December 31, 2000, 2001 and 2002 totaled $6.0 million, $7.9 million and $9.6 million, respectively.

5. DEBT

2002 Credit Facility and Refinancing

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior secured notes and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17.0 million revolving credit facility with a $20.0 million revolving credit facility with a new lender. The Company capitalized $1.3 million of financing costs relating to this refinancing. The deferred financing costs are amortized over the terms of the various debt instruments, which range between three and seven years.

The senior secured notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005.

The new revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the loans. The specified margins for the credit facility and real estate loans range from 1.50% to 3.25% and 1.75% to 3.50%, respectively. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At December 31, 2002, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on approximately $15.2 million principal amount of real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2002, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $12.4 million. As of December 31, 2002, $15.2 million was outstanding under the real estate loans.

The new revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of December 31, 2002, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

Former Credit Facility

On November 13, 2001, the Company and its lender amended the terms of the Company’s senior bank credit facility, primarily to increase the maximum amount of borrowings available to the Company, to restructure the form of borrowings, and to modify the term of the facility. The terms of the revised credit agreement provided for borrowings under a revolving credit facility of up to $17.0 million for working capital and general corporate purposes. Amounts outstanding under the revolving credit facility had an annual interest rate equal to LIBOR plus 3.00%, and were subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2001, $12.2 million was outstanding under the revolving credit facility.

The amended agreement also provided for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April, 1, May 1, June 1, and July 1, 2002. The remaining principal balance and accrued interest on the term loan was payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million accrued interest at an annual rate equal to LIBOR plus 3.00%. Amounts drawn under the term loan in excess of $33.0 million accrued interest at an annual rate equal to LIBOR plus 5.00%. As of December 31, 2001, the Company had drawn down $58.0 million under the term loan. In connection with the revised agreement, the maturity dates of the Company’s real estate mortgage loans with this lender were modified and the interest rates on these loans were increased. The amended agreement contained restrictive and financial covenants, and borrowings under the agreement were secured by liens on substantially all of the Company’s assets.

Mortgage Loans

In May 2000, the Company financed its purchase of a site adjacent to its Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to terms adopted in connection with the June 19, 2002 refinancing described above, the loan provides for monthly payments of principal and interest and will be payable in full on June 30, 2005. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 9.10% at December 31, 2002.

In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of the Company’s third manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. The loans provided for monthly payments of principal and interest over the 15-year amortization schedule. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2002.

During 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site of its second manufacturing facility and the site of its research and development facility. The loans provided for monthly payments of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to terms adopted in connection with the June 19, 2002 refinancing described above, the loans will be payable in full on June 30, 2005. Under interest rate swap agreements, interest on these loans are payable at annual effective rates of 8.12% and 7.80%, respectively, at December 31, 2002.

The mortgage loans are secured by the Company’s various real estate holdings and are held by financial institutions.

Long-term debt consists of the following as of December 31 (in thousands):

	2001	2002
Mortgage loan, due June 30, 2005	$3,235	$3,052
Mortgage loan, due June 30, 2005	902	852
Mortgage loan, due September 30, 2014	6,159	5,869
Mortgage loan, due June 30, 2005	5,659	5,423
Senior secured notes	—	40,000
Term loan, due January 31, 2003	57,986	—

	73,941	55,196
Less current portion	(25,759)	(795)

Long-term debt	$48,182	$54,401

Future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2003	$795
2004	832
2005	16,568
2006	8,289
2007	8,289
Thereafter	20,423

$55,196

The Company made interest payments in the aggregate amounts of approximately $1.8 million, $5.0 million and $4.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. During the years ended December 31, 2000, 2001 and 2002, the Company capitalized approximately $1.1 million, $1.9 million and $0.5 million of interest, respectively.

Interest Rate Swaps

During the years ended December 31, 2000, 2001 and 2002, the Company entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate mortgages. At December 31, 2002, the Company had four interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $3.8 million, $1.0 million, $6.7 million and $5.9 million LIBOR-based floating-rate mortgage loans exceed (fall below) 7.12%, 6.80%, 7.90% and 8.10%, respectively. The Company has not incurred a premium or other fee for these interest-rate swap agreements. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the LIBOR-based floating-rate debt. The notional amounts of these agreements correspond to the outstanding balances of the LIBOR-based debt. The Company has evaluated and documented these interest-rate swap agreements as cash flow hedges of LIBOR-based floating-rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of taxes, as there is no hedge ineffectiveness.

Warrants

In connection with the November 2001 revisions to the senior bank credit facility, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Common Stock at $14.89 per share. The warrant relating to one-half of those shares was not exercisable until June 30, 2002 and only became exercisable if the Company did not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date. The Company valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option pricing model. The $4.4 million warrant value was recorded as a debt discount and was amortized into interest expense. The June 2002 refinancing eliminated the former lender’s conditional right under the warrant to purchase 353,778 shares of common stock at $14.89 per share. Early retirement of the outstanding indebtedness under the senior bank credit facility resulted in a one-time non-cash charge to interest expense in 2002 as a result of accelerated amortization of the remaining debt discount. On February 3, 2003, the lender exercised the warrant to purchase all 353,779 shares of common stock issuable thereunder for a total purchase price of approximately $5.3 million.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2000	2001	2002
Numerator:
Net income	$19,302	$9,050	$16,777

Denominator:
Basic weighted average shares outstanding	14,129,652	14,145,660	14,166,307
Effect of dilutive securities:
Stock options	49,823	27,091	56,325
Warrants	—	9,706	226,205
Restricted stock	—	—	32,397

Diluted weighted average shares outstanding	14,179,475	14,182,457	14,481,234

Basic earnings per share	$1.37	$0.64	$1.18

Diluted earnings per share	$1.36	$0.64	$1.16

On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “Plan”). The Plan authorizes, among other things, the granting of options, restricted stock and other equity-based awards to purchase up to 1,400,000 shares of Common Stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the option grant date. Vesting of the options is determined by the Compensation and Governance Committee of the Board of Directors. At December 31, 2002, 947,611 shares of Common Stock were reserved for future issuance under the Plan.

On March 19, 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation will be amortized on a straight-line basis over the five-year vesting period.

Stock option activity of the Plan from December 31, 1999 through December 31, 2002 is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 1999	104,000	$10.53
Granted	141,358	$28.20
Exercised	(8,018)	$10.00
Canceled	(14,309)	$15.04

Outstanding at December 31, 2000	223,031	$21.27

Granted	155,277	$23.89
Exercised	(9,874)	$10.04
Canceled	(18,477)	$19.31

Outstanding at December 31, 2001	349,957	$22.84

Granted	167,268	$21.14
Exercised	(7,362)	$12.53
Canceled	(57,474)	$24.76

Outstanding at December 31, 2002	452,389	$22.30

Exercisable at December 31, 2002	144,613	$22.00

At December 31, 2002, the price range of options outstanding was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 0.00-19.99	99,838	$13.75	7.4	56,549	$13.24
20.00-29.99	321,940	24.09	8.3	73,557	26.89
30.00-39.99	29,498	30.68	7.8	13,952	30.65
40.00 and over	1,113	50.00	7.5	555	50.00

	452,389	22.30	8.1	144,613	22.00

The grant date weighted average fair value of options granted in 2000, 2001 and 2002 was $19.35, $14.80 and $13.78, respectively. Options generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are generally forfeitable upon termination of an option holder’s service as an employee or director.

7. LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2002 were as follows (in thousands):

Year ending December 31,
2003	$3,501
2004	2,178
2005	1,777
2006	1,592
2007	1,487
Thereafter	7,036

$17,571

For the years ended December 31, 2000, 2001 and 2002, the Company recognized rental expenses of approximately $2.6 million, $4.8 million and $5.0 million, respectively.

8. BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full-time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $0.7 million in 2000, $0.2 million in 2001 and $2.7 million in 2002 for the 401(k) Profit Sharing Plan and $0.3 million, $0.4 million and $0.6 million for the Money Purchase Pension Plan during the years ended December 31, 2000, 2001 and 2002, respectively.

9. INCOME TAXES

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
Current	$9,635	$2,938	$8,099
Deferred	2,047	1,248	1,792

Total provision	$11,682	$4,186	$9,891

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2000	2001	2002
U.S. federal statutory taxes	$10,854	$4,633	$9,334
State and local taxes, net of U.S. federal benefit	793	(600)	434
Other	35	153	123

	$11,682	$4,186	$9,891

Deferred tax assets and liabilities as of December 31, 2001 and 2002 consist of the following (in thousands):

	As of December 31,
	2001	2002
Deferred tax assets-current:
Accruals not currently deductible and other	$1,946	$2,269
Deferred tax liabilities-non-current:
Depreciation	$(7,800)	$(9,915)

Net deferred tax liability	$(5,854)	$(7,646)

10. COMMITMENTS AND CONTINGENCIES

Legal Matters

Commencing on July 11, 2001, four purported class action lawsuits, referred to collectively as the “securities class action,” were filed in the United States District Court, Western District of Virginia, naming as defendants the Company and Robert G. Matheny, the President and a director of the Company, Roger A. Wittenberg, then the Executive Vice President of Material Sourcing and International Operations and a director of the Company, and Anthony J. Cavanna, the Executive Vice President and Chief Financial Officer and a director of the Company. The plaintiffs in these lawsuits purported to represent a class of purchasers of the Company’s securities between November 2, 2000 and June 18, 2001. The complaints, one of which was dismissed voluntarily, alleged that the defendants violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by making false and misleading public statements or omissions concerning the Company’s operating and financial results, expectations, and business and by filing misleading reports on Forms 10-Q and 10-K with the SEC. The public statements and disclosures in the Company’s reports that the plaintiffs alleged to be false and misleading related primarily to the Company’s operating performance and prospects and anticipated customer demand for Trex in the fourth quarter of 2000 and first and second quarters of 2001. The plaintiffs sought unspecified monetary damages together with any other relief permitted by law, equity and federal statutory provisions identified in the complaints. The cases were consolidated and an amended consolidated complaint, which added as a defendant Andrew U. Ferrari, the Company’s Executive Vice President of Marketing and Business Development and a director of the Company, was filed on December 17, 2001. On or about January 31, 2002, the defendants filed a motion to have the amended consolidated complaint dismissed with prejudice. By a final order entered on May 29, 2002, the district court dismissed the consolidated amended complaint. The final order was accompanied by a memorandum opinion granting the defendants’ motion to dismiss the amended consolidated complaint for failure to state a claim. In the memorandum opinion, the court found that plaintiffs had not pleaded facts raising a strong inference that any disclosure challenged was made with fraudulent intent or was materially misleading or omissive. The plaintiffs did not appeal this decision.

On or about September 21, 2001, the Company was named in a complaint filed in the Circuit Court for the City of Winchester. The complaint, referred to as the “Bennett complaint,” purported to assert a derivative suit for the benefit of the Company against each of its directors. It alleged that during the same period at issue in the securities class action and in violation of applicable state and/or federal laws, the individual defendants caused the Company to issue materially misleading disclosures in order to inflate the Company’s stock price and permit insider trading by Robert G. Matheny and Roger A. Wittenberg. The Bennett complaint further alleged that the individual defendants thereby exposed the Company to potential damages in connection with the securities class action. The Bennett complaint sought a constructive trust in favor of the Company over the profits received from the allegedly improper insider sales, as well as an unspecified amount of damages allegedly sustained by the Company, together with attorneys’ fees, costs and expenses. No damages or other relief were sought from the Company. On October 19, 2001, the Bennett complaint was removed to the federal court in which the related securities class action was pending. The Bennett complaint was consolidated for pretrial purposes with the securities class action and stayed pending resolution of the motion by defendants to dismiss the securities class action. As described above, the federal district court on May 29, 2002 dismissed the securities class action with prejudice for failure to state a claim. By an order dated November 12, 2002, the federal district court lifted the stay in the Bennett complaint and directed the defendants to respond to the plaintiff’s complaint. On November 22, 2002, the individual defendants filed an answer denying the substantive allegations of wrongdoing. On February 6, 2003, the court granted the parties’ joint motion to dismiss the Bennett complaint with prejudice.

On December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company believes that this claim is without merit. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. On November 8, 2002, the plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In 2002, the Company purchased approximately 65% of its polyethylene requirements and approximately 40% of its wood fiber requirements under purchase orders, which do not involve long-term supply commitments. The Company is also party to supply contracts that require it to purchase wood fiber and polyethylene for terms that range from one to eight years. The wood fiber and polyethylene supply contracts have not had any material adverse effect on the Company’s business.

If the wood fiber meets certain specifications, the wood fiber supply contracts generally require the Company to purchase at least a specified minimum and at most a specified maximum amount of wood fiber each year. Depending on its needs, the amount of wood fiber that the Company actually orders and purchases within the specified range under any supply contract may vary significantly from year to year. As a result, the amount of wood fiber that the Company purchases under these contracts is not fixed or determinable.

The polyethylene supply contracts generally provide that the Company is obligated to purchase all of the polyethylene a supplier provides if the polyethylene meets certain specifications. The amount of polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable.

During the years ended December 31, 2000, 2001 and 2002, the amounts the Company has been obligated to purchase under polyethylene supply contracts and the minimum amounts the Company has been required to purchase under wood supply contracts have been less than the amounts of these materials needed for production. To meet all of production requirements, the Company obtained additional polyethylene and wood fiber materials under purchase orders and by purchasing wood fiber in excess of the minimum commitments under its supply contracts.

11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001 and 2002, the Company purchased approximately $1.3 million and $2.1 million of plastic raw material, excluding freight, from Denplax, and paid approximately $0.8 million and $0.4 million to one of the Denplax joint venture partners for freight services. The Company had no such transactions in 2000. Receivables from and payables to Denplax were not significant as of December 31, 2000, 2001 and 2002. The carrying value of the Company’s investment in Denplax was approximately $0.2 million at December 31, 2002 and its equity share of method losses from the investment was approximately $0.3 million for the year then ended.

12. INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2002	June 30 2002	September 30 2002	December 31 2002
	(In thousands, except per share data)
Net sales	$42,196	$27,727	$29,868	$17,069	$51,996	$45,924	$49,522	$19,637
Gross profit	19,218	11,667	13,152	4,850	19,962	24,248	24,453	7,937
Net income (loss)	7,655	287	3,403	(2,295)	6,420	5,630	6,131	(1,404)
Basic net income (loss) per share	$0.54	0.02	$0.24	$(0.16)	$0.45	$0.40	$0.43	$(0.10)
Diluted net income (loss) per share	$0.54	0.02	$0.24	$(0.16)	$0.45	$0.39	$0.43	$(0.10)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREX COMPANY, INC.

By:	/s/ ANTHONY J. CAVANNA
Anthony J. Cavanna
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: March 18, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 18, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT G. MATHENY Robert G. Matheny	President and Director (Principal Executive Officer)

/s/ ANTHONY J. CAVANNA Anthony J. Cavanna	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ ANDREW U. FERRARI Andrew U. Ferrari	Director

/s/ WILLIAM H. MARTIN, III William H. Martin	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/s/ ROGER A. WITTENBERG Roger A. Wittenberg	Director

CERTIFICATION

I, Robert G. Matheny, certify that:

1.	I have reviewed this annual report on Form 10-K of Trex Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ ROBERT G. MATHENY
Robert G. Matheny
President
(Principal Executive Officer)

CERTIFICATION

I, Anthony J. Cavanna, certify that:

1.	I have reviewed this annual report on Form 10-K of Trex Company, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ ANTHONY J. CAVANNA
Anthony J. Cavanna, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.2	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.4	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.5	Description of Annual Bonus Plan. Filed herewith.

10.6

Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.7

Registration Rights Agreement, dated as of April 7, 1999, among the Company and each of the persons named on the schedule thereto. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.8	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.9

Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.10

Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.11

Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.12

Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.13

Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.14

Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Auditors. Filed herewith

99	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.