Form 10-Q
period 2003-03-31
TREX CO INC
filed 2003-05-13
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at May 1, 2003 was 14,665,236 shares.

TREX COMPANY, INC.

IND EX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31,	March 31,
	2002	2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,893	$33,640
Trade accounts receivable	840	13,913
Inventories	22,429	12,494
Prepaid expenses and other assets	1,395	2,091
Deferred income taxes	2,269	2,042

Total current assets	41,826	64,180
Property, plant, and equipment, net	133,570	133,750
Goodwill	6,837	6,837
Other assets	1,323	1,165

Total assets	$183,556	$205,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,056	$13,641
Accrued expenses	6,089	3,560
Income taxes payable	114	5,181
Other current liabilities	638	1,020
Current portion of long-term debt	795	857

Total current liabilities	17,692	24,259

Deferred income taxes	9,915	10,450
Debt-related derivatives	2,773	2,731
Long-term debt, net of current portion	54,401	54,137

Total liabilities	$84,781	$91,577

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,297,711 and 14,654,453 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	143	147
Additional capital	49,354	54,665
Retained earnings	53,397	63,494
Deferred compensation	(2,400)	(2,258)
Accumulated other comprehensive net loss	(1,719)	(1,693)

Total stockholders’ equity	98,775	114,355

Total liabilities and stockholders’ equity	$183,556	$205,932

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2002	2003
Net sales	$51,996	$68,678
Cost of sales	32,034	38,920

Gross profit	19,962	29,758
Selling, general and administrative expenses	7,136	12,559

Income from operations	12,826	17,199
Interest expense, net	(2,470)	(913)

Income before taxes	10,356	16,286
Income taxes	3,936	6,189

Net income	$6,420	$10,097

Basic earnings per common share	$0.45	$0.70

Weighted average basic shares outstanding	14,157,715	14,403,945

Diluted earnings per common share	$0.45	$0.69

Weighted average diluted shares outstanding	14,373,248	14,624,823

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2002	2003
OPERATING ACTIVITIES
Net income	$6,420	$10,097
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	449	746
Equity method losses	75	75
Amortization of deferred compensation and financing costs	—	226
Amortization of debt discount	1,332	—
Depreciation and amortization	2,206	3,043
Loss on disposal of property, plant and equipment	—	15
Changes in operating assets and liabilities:
Trade accounts receivable	(8,771)	(13,073)
Inventories	18,911	9,935
Prepaid expenses and other assets	(1,936)	(696)
Trade accounts payable	(765)	3,585
Accrued expenses	904	(2,529)
Income taxes payable	3,570	5,067
Other current liabilities	5	382

Net cash provided by operating activities	22,400	16,873

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(770)	(3,239)

Net cash used in investing activities	(770)	(3,239)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(10,192)	(202)
Borrowings under line of credit	14,028	—
Payments under line of credit	(25,509)	—
Proceeds from employee stock purchase and option plans	43	47
Proceeds from exercise of warrant	—	5,268

Net cash provided by (used in) financing activities	(21,630)	5,113

Net increase in cash and cash equivalents	—	18,747
Cash and cash equivalents at beginning of period	—	14,893

Cash and cash equivalents at end of period	$—	$33,640

Supplemental Disclosure:
Cash paid for interest	$1,004	$417
Cash paid for income taxes	$24	$376

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2002 and 2003 (unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was incorporated in 1998. The Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3.	INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2002	March 31, 2003
		(unaudited)
Finished goods	$17,114	$7,243
Raw materials	5,315	5,251

	$22,429	$12,494

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

The senior secured notes accrue interest at an annual rate of 8.32%. Five principal payments of $8 million annually to retire the notes will be payable beginning in June 2005. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At March 31, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on approximately $15.0 million principal amount of its real estate loans. As of March 31, 2003, approximately $15.0 million was outstanding under the real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of March 31, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $17.4 million.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of March 31, 2003, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

5.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except share and per share data):

	Three Months Ended March 31,
	2002	2003
Numerator:
Net income available to common shareholders	$ 6,420	10,097

Denominator:
Weighted average shares outstanding, basic	14,157,715	14,403,945
Impact of potential common shares:
Options	24,960	95,695
Warrants	190,573	72,309
Restricted stock	—	52,874

Weighted average shares outstanding, diluted	14,373,248	14,624,823

Basic earnings per share	$ 0.45	0.70

Diluted earnings per share	$ 0.45	0.69

In November 2001, in connection with amendments to the Company’s senior bank credit facility, the Company issued to the lender a warrant to purchase up to 707,557 shares of the Company’s common stock at $14.89 per share. In June 2002, the Company refinanced its indebtedness under the senior credit facility. The refinancing eliminated the former lender’s conditional right to purchase 353,778 of the shares of common stock issuable under the warrant. On February 3, 2003, the lender exercised the warrant to purchase all 353,779 of the remaining shares of common stock issuable thereunder for a total purchase price of approximately $5.3 million.

6.	STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (“APB”) Opinion No. 25 to the fair value method of accounting of SFAS No. 123, “Accounting for Stock-Based Compensation,” if a company so elects. In 2002, the Company adopted SFAS No. 148. The adoption of this standard had no material impact on the Company’s results of operations or financial position.

The Company continues to account for its stock-based compensation in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted under the Company’s 1999 Stock Option and Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2002	2003
Net income, as reported	$6,420	$10,097
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$292	$379

Pro forma net income	$6,128	$9,718
Earnings per share:
Basic-as reported	$0.45	$0.70
Basic-pro forma	$0.43	$0.67
Diluted-as reported	$0.45	$0.69
Diluted-pro forma	$0.43	$0.66

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4-6%; no dividends; expected life of the options of approximately five years; and volatility of 72-81%.

In March 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company’s 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the five-year vesting period. For the three months ended March 31, 2002 and 2003, the Company recorded compensation expense of $24,000 and $143,000, respectively.

7.	SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the three months ended March 31, 2001 and 2002 accounted for approximately 36% and 31% of annual net sales in 2001 and 2002, respectively.

8.	NEW ACCOUNTING STANDARDS

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard was effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard had no material impact on the Company’s results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs of Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that an exit or disposal activity related cost be recognized when the liability is incurred instead of when an entity commits to an exit plan. The provisions of SFAS No. 146 are effective for financial transactions initiated after December 31, 2002. On January 1, 2003, the Company adopted this standard. The adoption of this standard had no material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (the Interpretation). The Interpretation requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity.

In 2000, the Company formed a joint venture (the “Joint Venture”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Joint Venture was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control the Joint Venture and records its proportional 35% share of the Joint Venture’s operating results using the equity method. Under the joint venture agreement, the Company has the right to purchase up to 100% of the plant’s production. In the three months ended March 31, 2002 and 2003, the Company purchased approximately 86% and 100%, respectively, of the Joint Venture’s production, which was approximately $0.4 million and $0.8 million, respectively. As of March 31, 2003, the carrying value of the Company’s investment in the Joint Venture was $0.2 million, and the Company held a $0.1 million note receivable from the Joint Venture and owed $0.1 million in trade payables to the Joint Venture.

The Company does not believe that adoption of the Interpretation will have a material impact on the Company’s results of operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements with the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect’ or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Such risks include the Company’s ability to increase market acceptance of Trex; the Company’s lack of product diversification; the Company’s plan to increase production levels; the Company’s current dependence on its three manufacturing facilities; the Company’s reliance on the supply of raw materials used in its production process; the Company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company’s ability to manage its growth; the Company’s significant capital investments and ability to access the capital markets; and the Company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2003.

Overview

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

In 2000, 2001 and 2002, the Company made capital expenditures totaling $98.3 million, principally to add production lines and increase the size of its facilities to accommodate the new lines. The resulting production capacity increases enabled the Company, beginning the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the allocation practice in 2000, and adverse economic conditions in 2001, the Company’s distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the Company experienced a decrease in new product orders in 2001 compared to the prior year.

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

In 2002, the Company sought to further reduce inventory levels before increasing utilization of its production capacity. The Company’s finished goods inventory decreased to $17.1 million at December 31, 2002 from $27.2 million at December 31, 2001, as sales exceeded production. As a result of the sales growth in 2002, the Company placed into operation all of the production lines whose operations it had suspended in 2001. At December 31, 2002, the Company’s capacity utilization was above 90%.

In the three months ended March 31, 2003, the Company reduced its inventory and increased its production capacity. As a result of continued sales growth, the Company’s finished goods inventory decreased to $7.2 million at March 31, 2003 from $17.1 million at December 31, 2002. In addition, the Company placed into operation two new production lines and began installing two additional production lines, with startup of these two additional lines scheduled for the summer of 2003. As a result of the continued increases in sales, production utilization and capacity, the Company intensified its selling and branding activities in the first quarter of 2003. In addition, in 2003 the Company augmented its sales force, enlarged its dealer base and enhanced its TrexPro™ marketing programs.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net Sales

Net sales in the three months ended March 31, 2003 (the “2003 quarter”) increased 32.1% to $68.7 million from $52.0 million in the three months ended March 31, 2002 (the “2002 quarter”). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in the average price of Trex, which increased 3.5% since January 1, 2002. The number of dealer outlets increased to approximately 3,300 at March 31, 2003 from approximately 2,900 at March 31, 2002.

Cost of Sales

Cost of sales increased 21.5% to $38.9 million in the 2003 quarter from $32.0 million in the 2002 quarter. The increase in cost of sales was primarily attributable to the higher net sales volume. The effect of this increase was offset in part by lower unit manufacturing costs. Cost of sales as a percentage of net sales decreased to 56.7% in the 2003 quarter from 61.6% in the 2002 quarter. The decline in cost of sales as a percentage of net sales was primarily attributable to the increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 49.1% to $29.8 million in the 2003 quarter from $20.0 million in the 2002 quarter as a result of the increase in net sales and lower unit manufacturing costs due to improved operating efficiency. As a percentage of net sales, gross profit increased to 43.3% in the 2003 quarter from 38.4% in the 2002 quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 76.0% to $12.6 million in the 2003 quarter from $7.1 million in the 2002 quarter. The higher selling, general and administrative expenses resulted principally from an increase of $2.8 million in branding costs and $1.3 million in expense related to corporate personnel and hiring costs, including compensation and benefits. An increase of $0.4 million in expenses relating to upgrading of accounting and other systems and an increase of $0.4 million in legal expenses also contributed to the higher selling, general and administrative expenses. As a percentage of net sales, selling, general and administrative expenses increased to 18.3% in the 2003 quarter from 13.7% in the 2002 quarter.

Interest Expense

Net interest expense decreased to $0.9 million in the 2003 quarter from $2.5 million in the 2002 quarter. The decrease in net interest expense reflected lower average debt balances, a decrease of $1.3 million in non-cash amortization of debt discount, and an increase in the amount of interest capitalized by the Company on construction in process. The effect of these factors was offset in part by a higher average interest rate and the amortization of deferred financing costs in the 2003 quarter. The Company capitalized $0.2 million of interest on construction in process in the 2003 quarter, but did not capitalize any such interest in the 2002 quarter.

Provision for Income Taxes

The Company recorded a provision for income taxes of $6.2 million in the 2003 quarter compared to a provision of $3.9 million in the 2002 quarter. The provisions reflect an effective tax rate of 38% in both the 2003 and 2002 quarters.

Liquidity and Capital Resources

The Company’s cash provided by operating activities for the 2003 quarter was $16.9 million compared to cash provided by operating activities of $22.4 million for the 2002 quarter. Trade accounts receivable, net, increased from $0.8 million at December 31, 2002 to $13.9 million at March 31, 2003. The Company’s inventories decreased from $22.4 million at December 31, 2002 to $12.5 million at March 31, 2003, as the Company’s net sales of Trex grew at a faster rate than production. Trade accounts payable increased from $10.0 million at December 31, 2002 to $13.6 million at March 31, 2003 as a result of the timing of payments relating to the operations of the Company.

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

As of March 31, 2003, the Company’s indebtedness totaled $57.7 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%. As of December 31, 2002, the Company’s indebtedness totaled $58.0 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%.

The Company’s principal source of short-term funding consists of its $20 million revolving credit facility. The Company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of March 31, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $17.4 million. The Company’s revolving credit facility, real estate loans and senior secured notes require the Company to meet certain financial and negative covenants. As of March 31, 2003, the Company was in compliance with these covenants.

The Company’s ability to pay down its senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company’s business.

Capital expenditures in the three months ended March 31, 2003 totaled $3.2 million. The Company currently estimates that its total capital requirements in 2003 will total approximately $20.0 million. The Company expects that its capital requirements will be significantly higher in subsequent years as the Company completes its construction in process and invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing may dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At March 31, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $15.0 million of floating-rate debt.

Item 4.    Controls and Procedures

Within the 90 days before the date it filed this report, the Company carried out an evaluation, under the supervision and with the participation of management, including its President, who is its chief executive officer, and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s President and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls after the date the Company carried out this evaluation.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

In November 2001, in connection with amendments to the Company’s senior credit facility, the Company issued to the lender in a private offering a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Company’s common stock at $14.89 per share. In June 2002, the Company refinanced its indebtedness under the senior credit facility. The refinancing eliminated the former lender’s conditional right to purchase 353,778 of the shares of common stock issuable under the warrant. On February 3, 2003, the lender exercised the warrant to purchase all 353,779 of the remaining shares of common stock issuable thereunder for a total purchase price of approximately $5.3 million. In connection with the offering of these securities to an institutional accredited investor, the Company relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Regulation D thereunder.

Item 5.    Other Information

As announced on March 3, 2003, Roger A. Wittenberg advised the Board of Directors of his intention to retire in 2003 from his position as Executive Vice President, Recycling and thus not seek re-election to the Board when his current term expires in May 2003. The Company also announced on March 3, 2003 that the Board appointed Paul A. Brunner as a director, effective February 26, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)	The Company files herewith the following exhibit:

99.	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Report on Form 8-K:

Filing Date of Report	Item Reported
February 27, 2003	Item 9 (press release announcing operating results for the quarter and fiscal year ended December 31, 2002)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 13, 2003	By:	/s/ Anthony J. Cavanna
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

Date:    May 13, 2003

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

Date:    May 13, 2003

/s/ ANTHONY J. CAVANNA
Anthony J. Cavanna Executive Vice President and Chief Financial Officer