Form 10-Q
period 2003-06-30
TREX CO INC
filed 2003-08-06
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 31, 2003 was 14,679,627 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,893	$21,629
Trade accounts receivable	840	21,947
Inventories	22,429	15,981
Prepaid expenses and other assets	1,395	1,970
Deferred income taxes	2,269	2,256

Total current assets	41,826	63,783
Property, plant, and equipment, net	133,570	135,385
Goodwill	6,837	6,837
Other assets	1,323	1,698

Total assets	$183,556	$207,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,056	$11,673
Accrued expenses	6,089	3,735
Income taxes payable	114	1,202
Other current liabilities	638	1,085
Current portion of long-term debt	795	873

Total current liabilities	17,692	18,568

Deferred income taxes	9,915	11,008
Debt-related derivatives	2,773	3,013
Long-term debt, net of current portion	54,401	53,917

Total liabilities	84,781	86,506

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,297,711 and 14,676,322 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	143	147
Additional capital	49,354	55,006
Retained earnings	53,397	70,027
Deferred compensation	(2,400)	(2,115)
Accumulated other comprehensive loss	(1,719)	(1,868)

Total stockholders’ equity	98,775	121,197

Total liabilities and stockholders’ equity	$183,556	$207,703

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net sales	$45,924	$59,198	$97,920	$127,876
Cost of sales	21,676	32,300	53,710	71,220

Gross profit	24,248	26,898	44,210	56,656
Selling, general and administrative expenses	11,823	15,903	18,959	28,462

Income from operations	12,425	10,995	25,251	28,194
Interest expense, net	(3,341)	(884)	(5,811)	(1,797)

Income before taxes	9,084	10,111	19,440	26,397
Income taxes	3,454	3,578	7,390	9,767

Net income	$5,630	$6,533	$12,050	$16,630

Basic earnings per common share	$0.40	$0.45	$0.85	$1.15

Weighted average basic shares outstanding	14,162,859	14,547,481	14,160,301	14,476,110

Diluted earnings per common share	$0.39	$0.44	$0.84	$1.13

Weighted average diluted shares outstanding	14,404,296	14,751,928	14,343,799	14,663,715

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2002	2003
OPERATING ACTIVITIES
Net income	$12,050	$16,630
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	528	1,200
Equity method losses	200	150
Amortization of deferred compensation and financing costs	179	451
Amortization of debt discount	3,712	—
Depreciation and amortization	4,479	6,075
Loss on disposal of property, plant and equipment	248	21
Changes in operating assets and liabilities:
Trade accounts receivable	(12,828)	(21,107)
Inventories	23,593	6,448
Prepaid expenses and other assets	(1,179)	(1,266)
Trade accounts payable	(1,825)	1,617
Accrued expenses	3,175	(2,354)
Income taxes payable	2,879	1,088
Other current liabilities	108	426

Net cash provided by operating activities	35,319	9,379

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(952)	(7,891)

Net cash used in investing activities	(952)	(7,891)

FINANCING ACTIVITIES
Financing costs	(1,231)	—
Borrowings under mortgages and term loans	52,600	—
Principal payments under mortgages and term loans	(67,932)	(406)
Payments under line of credit	(12,153)	—
Proceeds from employee stock purchase and option plans	78	386
Proceeds from exercise of warrant	—	5,268

Net cash provided by (used in) financing activities	(28,638)	5,248

Net increase in cash and cash equivalents	5,729	6,736
Cash and cash equivalents at beginning of period	—	14,893

Cash and cash equivalents at end of period	$5,729	$21,629

Supplemental Disclosure:
Cash paid for interest	$2,172	$2,288
Cash paid for income taxes	$3,842	$7,505

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2002 and 2003 (unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the annual report of Trex Company, Inc. on Form 10-K (File No. 001-14649), as filed with the Securities and Exchange Commission.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2002	June 30, 2003
		(unaudited)
Finished goods	$17,114	$10,270
Raw materials	5,315	5,711

	$22,429	$15,981

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

4. DEBT

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior secured notes and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17.0 million revolving credit facility with a $20.0 million revolving credit facility with a new lender. The termination of the senior bank credit facility resulted in a non-cash charge to interest expense of $2.4 million in the second quarter of 2002 as a result of accelerated amortization of the remaining debt discount balance.

The senior secured notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on the third anniversary of the closing date. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At June 30, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.3% on all of its approximately $14.8 million principal amount of real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $18.9 million.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of June 30, 2003, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

5. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Numerator:
Net income available to common shareholders	$5,630	$6,533	$12,050	$16,630

Denominator:
Weighted average shares outstanding, basic	14,162,859	14,547,481	14,160,301	14,476,110
Impact of potential common shares:
Options	60,255	137,826	40,057	115,787
Warrants	159,994	—	132,789	38,324
Restricted stock	21,188	66,621	10,652	33,494

Weighted average shares outstanding, diluted	14,404,296	14,751,928	14,343,799	14,663,715

Basic earnings per share	$0.40	$0.45	$0.85	$1.15

Diluted earnings per share	$0.39	$0.44	$0.84	$1.13

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$5,630	$6,533	$12,050	$16,630
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$292	$379	$584	$758

Pro forma net income	$5,338	$6,154	$11,466	$15,872
Earnings per share:
Basic-as reported	$0.40	$0.45	$0.85	$1.15
Basic-pro forma	$0.38	$0.42	$0.81	$1.10
Diluted-as reported	$0.39	$0.44	$0.84	$1.13
Diluted-pro forma	$0.37	$0.42	$0.80	$1.08

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4-6%; no dividends; expected life of the options of approximately five years; and volatility of 72-81%.

In March 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company’s 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the five-year vesting period. For the three and six months ended June 30, 2002 and 2003, the Company recorded compensation expense of $142,000 and $166,000, and $143,000 and $285,000, respectively.

7. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the six months ended June 30, 2001 and 2002 accounted for approximately 59.8% and 58.6% of annual net sales in 2001 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity.

In 2000, the Company formed a joint venture (the “Joint Venture”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Joint Venture was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control the Joint Venture and records its proportional 35% share of the Joint Venture’s operating results using the equity method. Under the joint venture agreement, the Company has the right to purchase up to 100% of the plant’s production. In the six months ended June 30, 2002 and 2003, the Company purchased approximately 83% and 100%, respectively, of the Joint Venture’s production, which was approximately $0.8 million and $2.3 million, respectively. As of June 30, 2003, the carrying value of the Company’s investment in the Joint Venture was $0.8 million. As of June 30, 2003, the Company did not owe any amount to the Joint Venture for trade payables.

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

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing overhead costs, including depreciation and freight. The largest component of selling, general and administrative expenses is branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, and office occupancy costs attributable to such functions, as well as depreciation and amortization expense.

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

In 2000, 2001 and 2002, the Company made capital expenditures totaling $98.3 million, principally to add production lines and increase the size of its facilities to accommodate the new lines. The resulting production capacity increases enabled the Company, beginning the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the allocation practice in 2000, and adverse economic conditions in 2001, the Company’s distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the Company experienced a decrease in product orders in 2001 compared to the prior year.

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

In the first two quarters of 2003, the Company reduced its inventory and increased its production capacity. As a result of continued sales growth, the Company’s finished goods inventory decreased to $10.3 million at June 30, 2003 from $17.1 million at December 31, 2002. In addition, the Company operated all available production lines and began installing two additional production lines, with startup of these two additional lines scheduled for later in 2003. As a result of the continued increases in sales, production utilization and capacity, the Company intensified its selling and branding activities in the first two quarters of 2003. In connection with its intensified selling activities in 2003, the Company augmented its sales force, enlarged its dealer base and enhanced its TrexPro™ marketing programs.

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net Sales

Net sales in the three months ended June 30, 2003 (the “2003 quarter”) increased 28.9% to $59.2 million from $45.9 million in the three months ended June 30, 2002 (the “2002 quarter”). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in the average price of Trex, which increased 3.5% on January 1, 2003. The number of dealer outlets increased to approximately 3,300 at June 30, 2003 from approximately 2,900 at June 30, 2002.

Cost of Sales

Cost of sales increased 49.0% to $32.3 million in the 2003 quarter from $21.7 million in the 2002 quarter. The increase in cost of sales was primarily attributable to the higher net sales volume and higher unit manufacturing costs. Increased raw material costs contributed to the higher unit manufacturing costs. Cost of sales as a percentage of net sales increased to 54.6% in the 2003 quarter from 47.2% in the 2002 quarter. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase in unit manufacturing costs, which was partially offset by an increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 10.9% to $26.9 million in the 2003 quarter from $24.2 million in the 2002 quarter because of the increase in net sales volume. As a percentage of net sales, gross profit decreased to 45.4% in the 2003 quarter from 52.8% in the 2002 quarter as a result of higher unit manufacturing costs. The effect of the higher unit manufacturing costs was partially offset by increased manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 34.5% to $15.9 million in the 2003 quarter from $11.8 million in the 2002 quarter. The higher selling, general and administrative expenses resulted principally from an increase of $4.4 million in branding costs. As a percentage of net sales, selling, general and administrative expenses increased to 26.9% in the 2003 quarter from 25.7% in the 2002 quarter.

Interest Expense

Net interest expense decreased to $0.9 million in the 2003 quarter from $3.3 million in the 2002 quarter. The decrease in net interest expense included a decrease of $2.4 million in non-cash amortization of debt discount. In addition, the Company had lower average debt balances and increased the amount of interest capitalized on construction in process in the 2003 quarter. The effect of these factors was offset in part by a higher average interest rate and the amortization of deferred financing costs in the 2003 quarter. The Company capitalized $0.2 million of interest on construction in process in the 2003 quarter. The Company did not capitalize any interest on construction in process in the 2002 quarter.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.6 million in the 2003 quarter compared to a provision of $3.5 million in the 2002 quarter. The provisions reflect an effective tax rate of 35% and 38% in 2003 and 2002 quarters, respectively.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net Sales

Net sales in the six months ended June 30, 2003 (the “2003 six-month period”) increased 30.6% to $127.9 million from $97.9 million in the six months ended June 30, 2002 (the “2002 six-month period”). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in the average price of Trex, which increased 3.5% on January 1, 2003. The number of dealer outlets increased to approximately 3,300 at June 30, 2003 from approximately 2,900 at June 30, 2002.

Cost of Sales

Cost of sales increased 32.6% to $71.2 million in the 2003 six-month period from $53.7 million in the 2002 six-month period. The increase in cost of sales was primarily attributable to increased net sales volume and, to a lesser extent, higher manufacturing unit costs. Increased raw material costs contributed to the higher unit manufacturing costs. Cost of sales as a percentage of net sales increased to 55.7% in the 2003 six-month period from 54.8% in the 2002 six-month period. The increase in cost of sales as a percentage of net sales was primarily attributable to an increase in unit manufacturing costs, which was partially offset by an increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 28.2% to $56.7 million in the 2003 six-month period from $44.2 million in the 2002 six-month period because of the increased net sales volume. As a percentage of net sales, gross profit decreased to 44.3% in the 2003 six-month period from 45.1% in the 2002 six-month period as a result of higher unit manufacturing costs. The effect of the higher unit manufacturing costs was partially offset by increased manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 50.1% to $28.5 million in the 2003 six-month period from $19.0 million in the 2002 six-month period. The higher selling, general and administrative expenses primarily resulted from an increase of $6.6 million in branding costs and $2.0 million in expense related to corporate personnel expenses and hiring costs, including compensation and benefits. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% in the 2003 six-month period from 19.4% in the 2002 six-month period.

Interest Expense

Net interest expense decreased to $1.8 million in the 2003 six-month period from $5.8 million in the 2002 six-month period. The decrease in net interest expense included the reduction of approximately $3.7 million in non-cash amortization of debt discount. In addition, the Company had lower average debt balances and increased the amount of interest capitalized on construction in process in the 2003 six-month period. In the 2003 six-month period, the Company capitalized $0.5 million of interest on construction in process. The Company did not capitalize any interest on construction in process in the 2002 six-month period.

Provision for Income Taxes

The Company recorded a provision for income taxes of $9.8 million in the 2003 six-month period compared to a provision of $7.4 million in the 2002 six-month period. The provisions reflect a 37% effective tax rate in the 2003 six-month period and 38% effective tax rate in the 2002 six-month period.

Liquidity and Capital Resources

The Company’s cash provided by operating activities for the 2003 six-month period was $9.4 million compared to cash provided by operating activities of $32.9 million for the 2002 six-month period. Trade accounts receivable, net, increased from $0.8 million at December 31, 2002 to $21.9 million at June 30, 2003. The Company’s inventories decreased from $22.4 million at December 31, 2002 to $16.0 million at June 30, 2003, as the Company’s net sales of Trex exceeded production. Trade accounts payable increased from $10.0 million at December 31, 2002 to $11.7 million at June 30, 2003 as a result of the timing of payments relating to the operations of the Company.

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

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. As of June 30, 2003, the Company’s indebtedness totaled $57.8 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%. As of December 31, 2002, the Company’s indebtedness totaled $58.0 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%.

The Company’s principal source of short-term funding consists of its $20 million revolving credit facility. The Company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of June 30, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $18.9 million. The Company’s revolving credit facility, real estate loans and senior secured notes require the Company to meet certain financial and negative covenants. As of June 30, 2003, the Company was in compliance with these covenants.

The Company’s ability to pay down its senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company’s business.

Capital expenditures in the six months ended June 30, 2003 totaled $7.9 million. The Company currently estimates that its total capital requirements in 2003 will total approximately $20.0 million. The Company expects that its capital requirements will be significantly higher in subsequent years as the Company completes its construction in process and invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

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

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At March 31 and June 30, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.3% on its $14.8 million of floating-rate debt.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its 2003 annual meeting of stockholders on May 8, 2003.

(c) The following sets forth information regarding each matter voted upon at the 2003 annual meeting. There were 14,654,032 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2003 annual meeting.

Proposal 1. The stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term, which will expire at the annual meeting of stockholders in 2006. The tabulation of votes of this proposal is as follows:

Nominees	Votes for	Votes Withheld
Anthony J. Cavanna	13,326,982	29,817
Patricia B. Robinson	13,328,013	28,786

Proposal 2. The stockholders approved a proposal to ratify the appointment of Ernst & Young, LLP as Trex Company, Inc.’s independent auditors for the 2003 fiscal year. The tabulation of votes on this proposal is as follows:

Votes For	13,219,542
Votes Against	125,753
Abstentions	11,504

Item 6.	Exhibits and Reports on Form 8- K

(a)	The Company files herewith the following exhibits:

10.1	Consulting Agreement, dated as of March 17, 2003, between Trex Company, Inc. and Ferrari Consulting, LLC.

10.2	Extension of Consulting Agreement, dated as of July 16, 2003, between Trex Company, Inc. and Ferrari Consulting, LLC.

31.1	Certification of President of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(b)	Reports on Form 8-K:

Filing Date of Report	Item Reported
April 23, 2003	Item 9 (press release announcing operating results for the quarter ended March 31, 2003)

May 16, 2003	Item 9 (sales plans under Rule 10b5-1)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 5, 2003	By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Consulting Agreement, dated as of March 17, 2003, between Trex Company, Inc. and Ferrari Consulting, LLC.

10.2	Extension of Consulting Agreement, dated as of July 16, 2003, between Trex Company, Inc. and Ferrari Consulting, LLC.

31.1	Certification of President of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.