Form 10-Q
period 2003-09-30
TREX CO INC
filed 2003-11-07
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 31, 2003 was 14,689,453 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,893	$28,003
Trade accounts receivable	840	13,088
Inventories	22,429	27,533
Prepaid expenses and other assets	1,395	1,643
Deferred income taxes	2,269	2,574

Total current assets	41,826	72,841

Property, plant, and equipment, net	133,570	137,633
Goodwill	6,837	6,837
Other assets	1,323	1,615

Total assets	$183,556	$218,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,056	$15,252
Accrued expenses	6,089	4,618
Income taxes payable	114	726
Other current liabilities	638	1,066
Current portion of long-term debt	795	888

Total current liabilities	17,692	22,550

Deferred income taxes	9,915	13,274
Debt-related derivatives	2,773	2,536
Long-term debt, net of current portion	54,401	53,697

Total liabilities	84,781	92,057

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,297,711 and 14,686,981 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	143	147
Additional capital	49,354	55,112
Retained earnings	53,397	75,149
Deferred compensation	(2,400)	(1,972)
Accumulated other comprehensive loss	(1,719)	(1,567)

Total stockholders’ equity	98,775	126,869

Total liabilities and stockholders’ equity	$183,556	$218,926

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net sales	$49,522	$41,224	$147,442	$169,100
Cost of sales	25,069	21,779	78,779	92,999

Gross profit	24,453	19,445	68,663	76,101
Selling, general and administrative expenses	13,546	10,457	32,505	38,919

Income from operations	10,907	8,988	36,158	37,182
Interest expense, net	(1,205)	(858)	(7,016)	(2,655)

Income before taxes	9,702	8,130	29,142	34,527
Income taxes	3,571	3,008	10,961	12,775

Net income	$6,131	$5,122	$18,181	$21,752

Basic earnings per common share	$0.43	$0.35	$1.28	$1.50

Weighted average basic shares outstanding	14,169,102	14,561,950	14,163,267	14,505,037

Diluted earnings per common share	$0.43	$0.35	$1.26	$1.48

Weighted average diluted shares outstanding	14,416,853	14,731,373	14,463,460	14,715,170

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2002	2003
OPERATING ACTIVITIES
Net income	$18,181	$21,752
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,164	2,817
Equity method losses	200	150
Amortization of deferred compensation and financing costs	408	677
Amortization of debt discount	3,712	—
Depreciation and amortization	6,877	9,206
Loss on disposal of property, plant and equipment	248	21
Changes in operating assets and liabilities:
Trade accounts receivable	(9,591)	(12,248)
Inventories	25,282	(5,104)
Prepaid expenses and other assets	(342)	(939)
Trade accounts payable	4,697	5,196
Accrued expenses	5,581	(1,471)
Income taxes payable	4,175	612
Other current liabilities	(159)	428

Net cash provided by operating activities	61,433	21,097

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,702)	(13,290)

Net cash used in investing activities	(2,702)	(13,290)

FINANCING ACTIVITIES
Financing costs	(1,300)	—
Borrowings under mortgages and term loans	52,600	—
Principal payments under mortgages and term loans	(68,173)	(611)
Payments under line of credit	(12,153)	—
Proceeds from employee stock purchase and option plans	243	646
Proceeds from exercise of warrant	—	5,268

Net cash provided by (used in) financing activities	(28,783)	5,303

Net increase in cash and cash equivalents	29,948	13,110
Cash and cash equivalents at beginning of period	—	14,893

Cash and cash equivalents at end of period	$29,948	$28,003

Supplemental Disclosure:

Cash paid for interest	$2,397	$2,641
Cash paid for income taxes	$4,499	$9,219

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2002 and 2003 (unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2002	September 30, 2003
		(unaudited)
Finished goods	$17,114	$19,897
Raw materials	5,315	7,636

	$22,429	$27,533

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

4. DEBT

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of senior secured notes in the aggregate principal amount of $40.0 million and borrowings under new real estate loans having an aggregate principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17.0 million revolving credit facility with a $20.0 million revolving credit facility with a new lender. The termination of the senior bank credit facility resulted in a non-cash charge to interest expense of $2.4 million in the second quarter of 2002 as a result of accelerated amortization of the remaining debt discount balance.

The senior secured notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on June 19, 2005. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At September 30, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its approximately $14.6 million principal amount of real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of September 30, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $18.9 million.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of September 30, 2003, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

5. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (In thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Numerator:
Net income available to common shareholders	$6,131	$5,122	$18,181	$21,752

Denominator:
Weighted average shares outstanding, basic	14,169,102	14,561,950	14,163,267	14,505,037
Impact of potential common shares:
Options	59,107	103,845	47,880	118,794
Warrants	161,490	—	232,818	25,339
Restricted stock	27,154	65,578	19,495	66,001

Weighted average shares outstanding, diluted	14,416,853	14,731,373	14,463,460	14,715,170

Basic earnings per share	$0.43	$0.35	$1.28	$1.50

Diluted earnings per share	$0.43	$0.35	$1.26	$1.48

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

	Three Months Ended Ended September 30,		Nine Months Ended Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$6,131	$5,122	$18,181	$21,752
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$292	$393	$584	$1,151

Pro forma net income	$5,839	$4,729	$17,597	$20,601

Earnings per share:
Basic-as reported	$0.43	$0.35	$1.28	$1.50
Basic-pro forma	$0.41	$0.32	$1.24	$1.42

Diluted-as reported	$0.43	$0.35	$1.26	$1.48
Diluted-pro forma	$0.41	$0.32	$1.22	$1.40

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4-6%; no dividends; expected life of the options of approximately five years; and volatility of 72-81%.

In March 2002, the Company issued 120,000 shares of restricted stock to certain employees under the Company’s 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.8 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the five-year vesting period. For the three and nine months ended September 30, 2002 and 2003, the Company recorded compensation expense of $143,000 and $143,000, and $309,000 and $428,000, respectively.

7. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the nine months ended September 30, 2001 and 2002 accounted for approximately 85% and 88% of annual net sales in 2001 and 2002, respectively.

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

In 2000, the Company formed a joint venture (the “Joint Venture”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Joint Venture was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control the Joint Venture and records its proportional 35% share of the Joint Venture’s operating results using the equity method. Under the joint venture agreement, the Company has the right to purchase up to 100% of the plant’s production. In the nine months ended September 30, 2002 and 2003, the Company purchased 94% and 100%, respectively, of the Joint Venture’s production, for approximately $1.6 million and $2.9 million, respectively. As of September 30, 2003, the carrying value of the Company’s investment in the Joint Venture was approximately $790,000. As of September 30, 2003, the Company owed approximately $51,000 to the Joint Venture for trade payables.

The Company does not believe that adoption of the Interpretation will have a material impact on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect’ or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Such risks include the Company’s ability to develop or increase market acceptance of Trex, including new products and applications; the Company’s lack of product diversification and reliance on sales of Trex Wood-Polymer® lumber; the Company’s plan to increase production levels; the Company’s current dependence on its two manufacturing sites; the Company’s reliance on the supply of raw materials used in its production process; the Company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company’s ability to manage its growth; the Company’s significant capital investments and ability to access the capital markets; and the Company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2003.

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

In 2000, 2001 and 2002, the Company made capital expenditures totaling $98.3 million, principally to add production lines and increase the size of its facilities to accommodate the new lines. The resulting production capacity increases enabled the Company, beginning in the third quarter of 2000, to eliminate its historical allocation of product supply. As a result of the termination of the allocation practice in 2000 and adverse economic conditions in 2001, the Company’s distributors and dealers generally reduced their inventories of Trex from levels built up as a result of stockpiling in prior years. Because distributors and dealers were able to meet much of the customer demand for Trex from their existing inventories, the Company experienced a decrease in product orders in 2001 compared to the prior year.

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

In the third quarter of 2003, the Company increased its finished goods and raw materials inventory. As a result of lower sales in that quarter, production exceeded sales. The Company’s finished goods inventory increased to $19.9 million at September 30, 2003 from $17.1 million at December 31, 2002. In addition, the Company operated all available production lines and neared completion of construction of two additional lines. As a result of the continued increases in sales, production utilization and capacity, the Company intensified its selling and branding activities in the first three quarters of 2003. In connection with its intensified selling activities in 2003, the Company augmented its sales force, enlarged its dealer base and enhanced its TrexPro™ marketing programs.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net Sales

Net sales in the three months ended September 30, 2003 (the “2003 quarter”) decreased 16.8% to $41.2 million from $49.5 million in the three months ended September 30, 2002 (the “2002 quarter”). The decrease in net sales was primarily attributable to a decline in sales volume as a result of adverse weather conditions in some of the Company’s principal markets. The effects of the lower volume were partially offset by an increase in average prices. The number of dealer outlets increased to approximately 3,300 at September 30, 2003 from approximately 2,900 at September 30, 2002.

Cost of Sales

Cost of sales decreased 13.1% to $21.8 million in the 2003 quarter from $25.1 million in the 2002 quarter. The decrease in cost of sales was primarily attributable to the lower net sales volume, which was offset by higher unit manufacturing costs. Increased costs of polyethylene supplies were primarily responsible for the higher unit manufacturing costs. Cost of sales as a percentage of net sales increased to 52.8% in the 2003 quarter from 50.6% in the 2002 quarter primarily as a result of the increased unit manufacturing costs. The higher unit manufacturing costs were partially offset by an increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit decreased 20.5% to $19.4 million in the 2003 quarter from $24.5 million in the 2002 quarter because of the decrease in net sales volume. As a percentage of net sales, gross profit decreased to 47.2% in the 2003 quarter from 49.4% in the 2002 quarter as a result of higher unit manufacturing costs. The effect of the higher unit manufacturing costs was partially offset by increased manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 22.8% to $10.5 million in the 2003 quarter from $13.5 million in the 2002 quarter. The lower selling, general and administrative expenses resulted principally from a $2.4 million decrease in certain incentive-based compensation accruals and a $1.7 million decrease in legal expenses. In the 2003 quarter, the Company reversed $1.3 million in incentive compensation accruals made earlier in 2003. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under these programs for the year ended December 31, 2003. The foregoing decreases were partially offset by a $1.1 million increase in costs relating to new plant site expenses, customer relations, corporate personnel and research and development. As a percentage of net sales, selling, general and administrative expenses decreased to 25.4% in the 2003 quarter from 27.4% in the 2002 quarter.

Interest Expense

Net interest expense decreased to $0.9 million in the 2003 quarter from $1.2 million in the 2002 quarter. The decrease in net interest expense resulted from an increased amount of interest capitalized on construction in process, an increase in interest income and lower average debt balances. The Company capitalized $0.3 million and $0.1 million of interest on construction in process in the 2003 and 2002 quarters, respectively.

Provision for Income Taxes

The Company recorded a provision for income taxes of $3.0 million in the 2003 quarter compared to a provision of $3.6 million in the 2002 quarter. The provisions reflect an effective tax rate of 37% in both the 2003 and 2002 quarters.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net Sales

Net sales in the nine months ended September 30, 2003 (the “2003 nine-month period”) increased 14.7% to $169.1 million from $147.4 million in the nine months ended September 30, 2002 (the “2002 nine-month period”). The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in the average price of Trex, which increased 3.5% effective as of January 1, 2003. The number of dealer outlets increased to approximately 3,300 at September 30, 2003 from approximately 2,900 at September 30, 2002.

Cost of Sales

Cost of sales increased 18.1% to $93.0 million in the 2003 nine-month period from $78.8 million in the 2002 nine-month period. The increase in cost of sales was primarily attributable to increased net sales volume and, to a lesser extent, higher unit manufacturing costs. Increased costs of polyethylene supplies were primarily responsible for the higher unit manufacturing costs. Cost of sales as a percentage of net sales increased to 55.0% in the 2003 nine-month period from 53.4% in the 2002 nine-month period primarily as a result of the increased unit manufacturing costs. The higher unit manufacturing costs were partially offset by an increase in the manufacturing utilization rate and the associated improvement in absorption of fixed manufacturing expenses.

Gross Profit

Gross profit increased 10.8% to $76.1 million in the 2003 nine-month period from $68.7 million in the 2002 nine-month period because of the increased net sales volume. As a percentage of net sales, gross profit decreased to 45.0% in the 2003 nine-month period from 46.6% in the 2002 nine-month period as a result of higher unit manufacturing costs. The effect of the higher unit manufacturing costs was partially offset by increased manufacturing efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 19.7% to $38.9 million in the 2003 nine-month period from $32.5 million in the 2002 nine-month period. The increase in selling, general and administrative expenses primarily resulted from an increase of $6.4 million in branding costs and an increase of $3.7 million in corporate personnel expenses and hiring costs, including compensation and benefits. The foregoing increases were partially offset by a $3.2 million decrease in certain incentive-based compensation accruals and a $1.7 million decrease in legal fees. The lower incentive-based compensation expenses resulted from a reversal of $1.3 million in incentive compensation accruals upon management’s assessment that lesser amounts would be earned and payable under these programs for the year ended December 31, 2003. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% in the 2003 nine-month period from 22.0% in the 2002 nine-month period.

Interest Expense

Net interest expense decreased to $2.7 million in the 2003 nine-month period from $7.0 million in the 2002 nine-month period. The decrease in net interest expense included a reduction of approximately $3.7 million in the non-cash amortization of debt discount. Lower average debt balances and an increase in the amount of interest capitalized on construction in process also contributed to lower net interest expense in the 2003 nine-month period. The Company capitalized $0.8 million and $0.1 million of interest on construction in process in the 2003 and 2002 nine-month periods, respectively.

Provision for Income Taxes

The Company recorded a provision for income taxes of $12.8 million in the 2003 nine-month period compared to a provision of $11.0 million in the 2002 nine-month period. The provisions reflect a 37% effective tax rate in the 2003 nine-month period and 38% effective tax rate in the 2002 nine-month period.

Liquidity and Capital Resources

The Company’s cash provided by operating activities for the 2003 nine-month period was $21.1 million compared to cash provided by operating activities of $61.4 million for the 2002 nine-month period. Trade accounts receivable, net, increased from $0.8 million at December 31, 2002 to $13.1 million at September 30, 2003. The Company’s inventories increased from $22.4 million at December 31, 2002 to $27.5 million at September 30, 2003, as the Company’s production of Trex exceeded net sales. Trade accounts payable increased from $10.0 million at December 31, 2002 to $15.3 million at September 30, 2003.

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness from the proceeds of its sale of senior secured notes in the aggregate principal amount of $40.0 million and borrowings under new real estate loans having an aggregate principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing $17 million revolving credit facility with a $20 million revolving credit facility with a new lender. For information about this refinancing and terms of the Company’s principal current indebtedness, see Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this report.

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. As of September 30, 2003, the Company’s indebtedness totaled $57.1 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%. As of December 31, 2002, the Company’s indebtedness totaled $58.0 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.3%.

The Company’s principal source of short-term funding consists of its $20 million revolving credit facility. The Company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of September 30, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $18.9 million. The Company’s revolving credit facility, real estate loans and senior secured notes require the Company to meet certain financial and negative covenants. As of September 30, 2003, the Company was in compliance with these covenants.

The Company’s ability to pay down its senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants is dependent primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the Company’s business.

Capital expenditures in the 2003 nine-month period totaled $13.3 million. The Company currently estimates that its total capital requirements in 2003 will total approximately $20.0 million. The Company expects that its capital requirements will be significantly higher in subsequent years as the Company completes its construction in process and invests in additional production lines and facilities to meet an anticipated increase in the demand for Trex.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At September 30, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $14.6 million of floating-rate debt.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President, who is the Company’s principal executive officer, and its Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the third fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

The Company announced on July 14, 2003 that Paul D. Fletcher was appointed as Senior Vice President and Chief Financial Officer. Anthony J. Cavanna, who previously served as Executive Vice President and Chief Financial Officer, intends to retire at the end of 2003. Until that time, Mr. Cavanna will serve as Executive Vice President and focus his efforts on strategic planning, investor relations and special projects.

Item 6. Exhibits and Reports on Form 8-K

(a)	The Company files herewith the following exhibits:

31.1	Certification of President of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(b)	Reports on Form 8-K. During the period covered by this report, the Company furnished information in the current reports on Form 8-K identified below. The information in these current reports on Form 8-K was furnished pursuant to Item 9 or Item 12 and, as such, shall not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Date of Report	Item Reported
September 29, 2003	Item 12 (press release announcing updated full year financial guidance and preliminary for the quarter ended September 30, 2003)

July 30, 2003	Item 9 (execution of Rule 10b5-1 sales plans by an executive officer and a director)

July 28, 2003	Item 12 (press release announcing operating results for the quarter ended June 30, 2003)

July 14, 2003	Item 9 (press release announcing the retirement of Anthony J. Cavanna from his position as Chief Financial Officer and the appointment of Paul D. Fletcher as Senior Vice President and Chief Financial Officer)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 7, 2003	By:	/s/ Paul D. Fletcher
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