Form 10-K
period 2003-12-31
TREX CO INC
filed 2004-03-05
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2003, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $325 million.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 27, 2004 was 14,708,608.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the proxy statement for the 2004 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Business—Risk Factors” in this report.

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

We seek to achieve sales growth in the decking market by converting demand for wood decking products into demand for Trex. We estimate the wood segment of the market represents approximately 91% of the decking market, as measured by board feet of lumber. We intend to continue to develop and promote the Trex brand name as a premium-decking product and to primarily focus on the contractor-installed market segment. Contractors generally build larger, more elaborate residential decks than decks built by homeowners in the “do-it-yourself” market segment. As of December 31, 2003, we sold our products through approximately 90 wholesale distribution locations, which in turn sold Trex to approximately 3,300 dealer outlets across the United States and Canada.

Decking Market Overview

The decking market is part of the substantial home improvement market. Expenditures for residential improvements and repairs totaled approximately $164 billion in 2002, according to Harvard University’s Joint Center for Housing Studies, and grew at a compound annual growth rate of 4% for the five-year period ended December 31, 2002.

The primary market for Trex is residential decking and, to a lesser extent, commercial decking. We estimate that annual factory sales in 2002 of residential decking totaled approximately $2.0 billion, or approximately 2.9 billion board feet of lumber. Our estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the three-year period ended December 31, 2002, we estimate factory sales of all residential decking, as measured by board feet of lumber, increased at a compound annual growth rate of approximately 3%. For the same three-year period, we estimate factory sales of non-wood alternative decking products to the residential market increased at a compound annual growth rate of over 40%.

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

The majority of decks are built for existing homes as new additions or to replace older decks. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of a deck is a relatively low-cost means of adding livable space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. We estimate that the installed cost of a majority of decks ranges from $15 to $20 per square foot, which is significantly less than the cost of a typical interior construction project. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

The following table shows, in board feet of lumber, our estimate of the percentage of 2002 factory sales to the decking market generated by each product category listed:

Product	Percentage of 2002 Factory Sales
Wood	91%
Wood/plastic composites	8
100% plastic	1

100%

Approximately 85% of the lumber used in wooden decks is southern yellow pine or fir, which is pressure-treated with pesticides and other chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking products utilize polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of wood fiber and polyethylene, or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. In 2002, the Environmental Protection Agency, or EPA, announced an agreement under which manufacturers were required to phase out voluntarily by December 2003, the use in the production process of chromated copper arsenate, or CCA, an EPA-registered pesticide. We believe that the publicity relating to this agreement will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of active chemicals in pressure-treated lumber.

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

Growth Strategies

Our long-term goals are to continue to be the leading producer of a superior non-wood decking alternative product, to increase our market share of the decking market and to expand into new products and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•	increase our investment in, and the resources devoted to, development of the Trex brand;

•	expand comprehensive national coverage for Trex by increasing the number of dealer outlets selling Trex;

•	increase our output of Trex by increasing productivity and adding production capacity in our existing facilities in Winchester, Virginia and Fernley, Nevada and by establishing additional manufacturing locations; and

•	continue making investments in process and product development to support new products and improve product consistency, reduce manufacturing costs and increase operating efficiencies.

Products

We manufacture Trex Wood-Polymer lumber in a proprietary process that combines wood fibers and polyethylene. Trex is produced in popular lumber sizes and is currently sold in five colors: Natural, Winchester Grey, Madeira, Woodland Brown and Saddle.

In 2003, we extended our offering of decking products with the launch of the Trex Accents™ line of products, which feature a wood grain on the board surface for a rich, natural look. These new products join the Trex Origins™ line, which features a smooth, refined surface. We also expanded distribution of a pyramid-style post cap product and began offering post skirts and a new shaped handrail. These new railing components provide consumers with a stylish, all-Trex railing system. With the decking, railing, and trim pieces that we currently offer, all exposed surfaces of a deck can now be constructed of Trex products.

Trex offers a number of significant advantages over wood decking products. Trex eliminates many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Trex requires no sealing to protect against moisture damage, provides a splinter-free surface and needs no chemical treatment against rot or insect infestation. These features of Trex eliminate most of the on-going maintenance requirements for a wood deck and make Trex less costly than wood over the life of the deck. Like wood, Trex is slip-resistant, even when wet, can be painted or stained and is less vulnerable to damage from ultraviolet rays. The special characteristics of Trex, including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing, facilitate deck installation, reduce contractor call-backs and afford customers a wide range of design options. Trex does not have the tensile strength of wood and, as a result, is not used as a primary structural member in posts, beams or columns used in a deck’s substructure.

Trex has received product building code listings from the major U.S. and Canadian building code listing agencies for both our decking and railing systems. Our listings facilitate the acquisition of building permits by residential consumers of Trex. We believe that our listings promote customer and industry acceptance of Trex as a substitute for wood in decking.

Sales and Marketing

We have a dedicated sales force that works with all levels of our distribution system. During 2003, we increased our sales force from 43 to 46 company employees to assist in the “pull through” sales of our products. We expect to continue to expand our sales force as needed to further these efforts.

We have invested approximately $36 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking market. Our sales growth in the decking market will largely depend on our success in converting demand for wood products into demand for Trex. Accordingly, our branding strategy will continue to emphasize the advantages of Trex over wood decking, fencing and accessory products. We have implemented a two-pronged marketing program directed at consumers and contractors. We seek to develop consumer brand awareness and contractor preference to generate demand for Trex among dealers and distributors, who then recommend Trex to other contractors and consumers. We believe that our branding strategy promotes product differentiation of Trex in a market, which is not generally characterized by brand identification and enables us both to command premium prices and to maintain price stability for Trex.

The following are the key elements of our marketing program:

Consumer Advertising. We advertise Trex decking in popular home and garden consumer publications, including This Old House, Southern Living and Better Homes and Garden. Several of these publications feature “idea” homes each year that incorporate leading building materials. Trex decking was featured in three of these idea homes in 2003.

Public Relations. We employ a public relations firm to stimulate interest in Trex decking by the print and broadcast media. During 2003, print and broadcast stories featuring Trex decking generated approximately 450 million “impressions,” which represent potential viewings, compared to 380 million impressions in 2002. Major newspapers featuring articles on Trex included The New York Times, Chicago Tribune, and The Washington Post. Trex also received television coverage on the PBS shows “Hometime” and “Ask This Old House” and on the CBS “Early Show,” “The Today Show,” the Weather Channel and Global TV of Canada. An interview with Trex personnel at the International Builder Show was also featured on the “Voice of America” radio show.

Trade Advertising and Promotion. To build a brand name for Trex with decking contractors, we reach a professional building audience through advertisements in leading building and remodeling magazines, including Builder, Remodeler, Fine Homebuilding, Architectural Record and other well-known publications. In 2002, we initiated an incentive program for deck builders, which rewards contractors for their purchases of Trex decking. On December 31, 2003, there were over 2,500 members enrolled in this program.

Homebuilder Focus. Our marketing program targets major homebuilders in different regions of the country. We operate a program that is designed to provide promotional allowances and display materials to homebuilders who use Trex for their model home decks and agree to promote Trex. More than 300 Trex decks were built for model homes in 2003.

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

Showcase Projects. We also obtain brand name recognition through our association with highly publicized showcase projects. Trex decking was used in a number of new projects in 2003, including military base housing at Fort Wainwright in Alaska, docks on Lake Meade in Nevada, walkways and decks at Paramount Studios in Los Angeles, California and decking at an Alexandria, Virginia historical museum. Other showcase projects include the dock and walk at Disney Saratoga Springs, California, a deck at the Palm Desert Common Center in Palm Desert, California, and the Cheesecake Factory in Marina Del Ray, California, and a dune and walkway in Cape Cod National Seashore in Wellfleet, Massachusetts.

Marketing Research. During 2003, Trex was featured in three marketing research studies related to decking commissioned by leading trade publications. Professional Remodeler, Professional Builder and Builder Magazine readership surveys all reported that the company maintained its significant advantage over all other alternative decking manufacturers in the areas of brand awareness, preference, and usage.

The company also commissions its own research studies, which indicated that in 2003 overall consumer awareness of Trex increased significantly, and that Trex’s lead over other brands in consumer awareness continued to widen.

Distribution

In 2003, we generated approximately 99% of our net sales through our wholesale distribution network by selling our Trex product line to approximately 25 wholesale companies operating from approximately 90 distribution locations. At the same date, our distributors marketed Trex to approximately 3,300 dealer outlets across the United States and Canada. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

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

Approximately 78%, 77% and 77% of the our net sales for the years ended December 31, 2001, 2002 and 2003, respectively, were to the following five wholesale distributors: Boise Cascade Corporation, Capital Lumber Company, Oregon Pacific Corporation, Parksite Plunkett-Webster and Snavely Forest Products. In 2001 and 2002, our sales to all five of the foregoing distributors exceeded 10% of our net sales, while in 2003, our sales to four of the foregoing distributors exceeded 10% of our net sales. One distributor individually accounted for more than 23% of our net sales in 2003. In 2001 and 2002, none of such distributors individually accounted for more than 21% of our net sales.

To augment our dealer outlets, we plan to add new distributors and increase the number of our wholesale distribution locations.

Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors and are the primary market for Trex. Although there is demand for Trex from both the “do-it-yourself” homeowner and contractor, our sales efforts emphasize the contractor-installed market to achieve premium product positioning for Trex and to help ensure that the installations will have professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support. To increase comprehensive national coverage for Trex, we plan to increase the number of dealer outlets stocking Trex products.

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

Contractor Training. We have provided training about Trex to more than 40,000 contractors since 1995. Contractors receive a Trex Contractor Kit containing a product handbook, sales literature and product samples as part of their training. We have established an association of top contractors who receive training and have the quality of their work reviewed by a Trex representative. These contractors receive consumer lead referrals directly from our toll-free telephone service and are listed on our web site.

Shipment. We ship Trex to distributors by truck and rail. Distributors pay all shipping and delivery charges.

Manufacturing Process

Trex is manufactured at two sites. The company’s Winchester, Virginia site has floor space of approximately 265,000 square feet and had 12 production lines installed at December 31, 2003. The company’s Fernley, Nevada site has floor space of approximately 250,000 square feet and had seven production lines installed at the same date.

In 2003, based on 2003 average net sales per pound, our Winchester site produced approximately $138.8 million sales value of finished product and our Fernley site produced approximately $87.1 million sales value of finished product. Total annual production capacity at December 31, 2003 was approximately $265.0 million sales value of finished product. As of December 31, 2003, our construction in process totaled approximately $19.6 million. The construction in process consisted primarily of three production lines in various stages of completion at our Winchester and Fernley sites and plastic reprocessing equipment. We currently expect that the production lines in process will be completed and put into service by mid-2005. When the construction in process is completed, we estimate our Winchester and Fernley sites will be capable of producing a total of approximately $300.0 million sales value of finished product annually.

In 2004, the company expects to expend approximately $15 to $22 million to acquire land, commence construction of a facility and purchase equipment for a third manufacturing site near Olive Branch, Mississippi. Completion of a third site will require substantial capital expenditures in 2004 and subsequent years.

Trex is manufactured from waste wood fiber and polyethylene, which we sometimes refer to as “PE” in this report. The composition of Trex Wood-Polymer lumber is approximately 50% wood fiber and 50% PE material. We use wood fiber purchased from woodworking factories, mills and pallet recyclers. PE material used in the production of Trex consists primarily of recovered plastic bags and stretch film.

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

Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We and our predecessor operations have invested approximately $178 million and 12 years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 200% since 1992. We also have broadened the range of raw materials that can be used to produce Trex by developing hardware capable of utilizing different forms of PE material to produce a consistent final product. We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the decking board. We are in the process of obtaining two more patents directed to apparatuses that include improvements in the manufacturing process, one patent directed to an improved method, and one patent that covers our principal product. The company intends to maintain the patents in effect until they expire, beginning in 2015. We have centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester, Virginia manufacturing facilities.

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

Suppliers

The production of Trex requires the supply of wood fiber and polyethylene. We purchased $10.7 million of wood fiber and $46.7 million of polyethylene in 2003 and $5.9 million of wood fiber and $27.3 million of polyethylene in 2002.

We fulfill our requirements for raw materials under both purchase orders and supply contracts. In 2003, we purchased approximately 66% of our polyethylene requirements and approximately 44% of our wood fiber requirements under purchase orders. Purchase orders specify the prices we pay based on then current market prices and do not involve long-term supply commitments. We are also party to supply contracts that obligate us to purchase wood fiber and polyethylene for terms that range from one to eight years. The prices under these contracts are generally fixed annually based on then-current market prices.

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

Two suppliers accounted individually for more than 10% and collectively for approximately 43% of our 2003 wood fiber purchases. Based on our discussions with wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

PE. The PE material we consumed in 2003 was primarily composed of recovered plastic bags and stretch film. Approximately two billion pounds of PE film are used in the manufacture of plastic bags and stretch film in the United States each year. We will increasingly seek to meet our future needs for PE material from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic paper laminates.

In 2001, we developed a new source of PE material through our participation in a joint venture, Denplax S.A. that operates a plant in El Ejido, Spain. We own 35% of the joint venture. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately $5.5 million of plastic raw material to us during 2003. Under a separate supply agreement, we have agreed to purchase up to 27,200 tons of the plant’s production per year if the production meets certain material specifications.

To facilitate our PE processing operations, we have constructed our own plastic reprocessing plant on our manufacturing site in Winchester, Virginia. In 2003, this plant was completed and put into service.

We purchase plastic bags primarily from large grocery supermarket chains, which have recycling programs that facilitate and encourage plastic bag returns. Approximately 5% of all plastic bags nationwide are returned. The existing industry practice is for reclaimed bag purchasers, such as the company, to absorb freight and handling costs after the bags are picked up from the chains’ distribution centers. We pick up the plastic bags at the distribution centers and store the bags in warehouses until we use them in our production process.

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

Excluding Denplax S.A., no supplier provided 10% or more of the PE material we purchased in 2003.

Competition

Trex competes with wood, other wood/plastic composites and 100% plastic lumber for use as decking.

The primary competition for Trex is wood decking, which we estimate accounted for approximately 91% of 2002 decking sales, as measured by board feet of lumber. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do.

Approximately 85% of the lumber used in wooden decks is pressure-treated southern yellow pine or fir. Southern yellow pine is used for decking because its porosity allows it readily to accept the chemicals used in the treating process that creates resistance to rotting and insect infestation. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The primary chemical compound used to treat wood historically has been CCA. In 2002, EPA announced an agreement under which manufacturers were required to phase out voluntarily by December 2003 the use of CCA in the production process. Other chemical preservatives, which are beginning to replace CCA, are more costly and have a limited history upon which to base claims of efficacy and safety. The balance of the wood-decking segment is primarily divided between redwood and cedar, with some amounts of treated fir and exotic hardwoods. Because old, slow-growth timber has been depleted, new, fast-growth varieties predominate. These varieties do not have the natural decay resistance or close rings of old, slow-growth timber, causing them to be more susceptible to rotting, insect infestation, splintering and warping.

We estimate that wood/plastic composites accounted for approximately 8% of 2002 decking sales, as measured by board feet of lumber. There are more than 25 manufacturers of wood/plastic composite lumber in addition to our company. Many of these manufacturers participate in the decking market only on a limited basis.

Trex also competes with decks made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, we estimate that this segment accounted for approximately 1% of 2002 decking sales, as measured by board feet of lumber. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including a less efficient manufacturing process, poor product aesthetics, and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

We estimate that Trex currently represents approximately 50% of the non-wood segment of the decking market. Our principal competitors in that market segment include Advanced Environmental Recycling Technologies, Inc., CertainTeed Corporation, Epoch Composite Products, Inc., Louisiana-Pacific Corporation, Timbertech Limited and Fiber Composites, LLC.

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

The following chart compares particular attributes of Trex to the characteristics of treated wood and 100% plastic products:

Characteristics	Trex	Treated Wood	100% Plastic
Low moisture absorption	x		x
Splinter-free	x		x
Resistant to insect damage	x	x	x
No chemical preservatives	x		x
No splitting	x		x
No rotting	x	x	x
No warping	x		x

No sealant required for protection	x		x
Slip resistant	x	x
Low thermal expansion/contraction	x	x
Low thermal conductivity	x	x
Good paint adhesion	x	x
Resistance to ultraviolet damage	x	x
Easy to work with	x	x

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

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our production process and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements which have enabled us to increase manufacturing line production rates, facilitated our development of new products and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex. We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the decking board. We are in the process of obtaining two more patents directed to apparatuses that include improvements in the manufacturing process, one patent directed to an improved method, and one patent that covers our principal product. The company intends to maintain the patents in effect until they expire, beginning in 2015.

The U.S. Patent and Trademark Office has granted us federal registrations for our Trex, Trex (stylized logo), Trex Wood-Polymer, The Deck of a Lifetime, Easy Care Decking, and No Sealing No Splinters No Hassles trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks. We consider our trademarks to be of material importance to our business plans. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information.

See “Legal Proceedings” for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2003, we had 508 full-time employees, of whom 377 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Web Sites and Additional Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding the company. In addition, we maintain a corporate web site at www.trex.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report.

In February 2003, we adopted a code of conduct and ethics, which is applicable to all of our directors, officers and employees, including our Chief Executive Officer and Senior Financial Officer. This is available on our web site and in print to any stockholder who requests a copy. We also make available on our web site and in print to any stockholder who requests them copies of our corporate governance principles, and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to the company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Risk Factors

Our business is subject to a number of risks, including the following:

To grow, we will have to develop or increase market acceptance of Trex, including new products and applications.

Our ability to grow will depend largely on our success in converting demand for wood decking products, which we estimate accounted for approximately 91% of the 2002 decking market when measured by board feet of lumber, into demand for Trex. Failure to achieve increased market acceptance of Trex, including new products and applications, will limit our prospects for growth. To increase our market share, we must overcome:

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

We currently depend on two manufacturing sites to meet the demand for Trex.

We currently produce Trex at two manufacturing sites, which are located in Winchester, Virginia and Fernley, Nevada. Any interruption in the operations or decrease in the production capacity of either of these sites, whether because of equipment failure, fire, natural disaster or otherwise, would limit our ability to meet existing and future customer demand for Trex.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

The production of Trex requires substantial amounts of wood fiber and polyethylene. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2003, two suppliers accounted individually for more than 10% and collectively for approximately 43% of our wood fiber purchases. Our ability to obtain adequate supplies of polyethylene depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We obtain our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices.

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

To support sales growth and improve customer service, we plan to acquire land and commence construction of a facility and purchase equipment for a third manufacturing site near Olive Branch, Mississippi. In increasing production capacity in our existing sites and establishing a new site, we will face risks:

•	recruiting and training additions to our workforce;

•	installing and operating new production equipment;

•	purchasing raw materials for increased production requirements; and

•	maintaining product quality.

These risks could result in substantial unanticipated delays or expense, which could adversely affect our operating performance.

The expansion and future profitability of our business could be adversely affected if we do not manage our growth effectively.

Our recent growth has placed significant demands on our management, systems and other resources. Our net sales increased to $191.0 million in 2003 from $23.8 million in 1996. The number of dealer outlets selling Trex has increased to approximately 3,300 at December 31, 2003 from approximately 1,200 at December 31, 1996, and we expect further increases in the future. We plan to support our geographic expansion by acquiring and commencing engineering for a facility at a third manufacturing site . As part of our growth, we will have to attract, train, incentivize and retain skilled employees. If we fail to do so, or otherwise are unable to manage our growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our ability to expand our net sales.

Past seasonal fluctuations in our sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

Our historical seasonality may not be a reliable indicator of our future seasonality. Quarterly variations in our net sales and income from operations are principally attributable to seasonal trends in the demand for Trex. We generally experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower sales, which are not fully offset by a corresponding reduction in selling, general and administrative expenses.

We have significant capital invested in construction in process, some of which we may not be able to deploy productively.

As of December 31, 2003, our construction in process totaled approximately $19.6 million, with an estimated cost to complete of approximately $22.0 million. The construction in process consisted primarily of three production lines in various stages of completion at our Winchester and Fernley manufacturing sites and plastic reprocessing equipment. The estimated cost to complete the three production lines is $5.0 million. Some of these assets may become impaired due to obsolescence or other factors before we can put them into service. Our operating results would be adversely affected if we fail to deploy productively our construction in process, and our net income would be reduced if our assets become impaired and we are required to write down the value of those assets in our financial statements.

We are not sure of the terms on which we will be able to obtain financing for the significant capital expenditures we plan after 2003 to increase our manufacturing capacity.

We estimate that our capital requirements in 2004 will total approximately $25 to $35 million. We expect to use our capital expenditures in 2004 to make process and productivity improvements, add manufacturing capacity at existing sites, and acquire land, commence construction of a facility and purchase equipment for a third manufacturing site. Our failure to obtain sufficient funds to meet our capital requirements could have a material adverse effect on our ability to match the production of Trex with demand for our products. We expect that it may be necessary to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. We may not be able to obtain all of the required financing on terms we will find acceptable.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our revolving credit facility, real estate loans and senior secured notes.

As of December 31, 2003, our total indebtedness related to our real estate loans and senior secured notes was $56.6 million. Our ability to make scheduled principal and interest payments on our real estate loans and senior secured notes, borrow under our $20 million revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility and notes, which may be declared payable immediately based on a credit facility default. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility and senior secured note covenants, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Covenants in our credit agreements and senior secured notes restrict our ability to borrow and invest, which could impair our ability to expand or finance our operations.

Our credit agreements and senior secured notes impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations or engage in other business activities that may be in our interest. These restrictions limit our ability to:

•	incur additional debt;

•	pay dividends or make other distributions;

•	make acquisitions, investments or other restricted payments;

•	pledge or mortgage assets;

•	sell assets;

•	consolidate, merge or sell all or substantially all of our assets; and

•	make additional capital expenditures.

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

Our total net sales to our five largest wholesale distributors accounted for approximately 77% of our net sales in 2003. Our contracts with these distributors are terminable by the distributors upon 30 days notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations and adversely affect our operating results.

Our performance will suffer if we do not compete effectively in the highly competitive decking market.

We must compete with an increasing number of companies in the wood-plastic composites segment of the decking market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking market could have a material adverse effect on our ability to replace wood or increase the market share of wood-plastic composites compared to wood. The conventional lumber suppliers with which we compete in many cases have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex.

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

Our success depends, in part, on our ability to protect our important intellectual property rights. The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. We also have obtained patent protection for some of our production processes. We or our predecessor company have been required in lawsuits to establish that our production processes and products do not infringe the patents of others. In a pending action, a plaintiff filed suit against us in December 2001 alleging that our decking products infringe the plaintiff’s patent. In October 2002, a federal district court issued a final judgment finding that we do not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. In November 2002, the plaintiff appealed this judgment. In February 2004, the United States Court of Appeals for the Federal Circuit heard oral arguments on this appeal. As of the date of this report, the court had not yet issued its decision.

Our principal stockholders can exercise a significant influence over our business.

Our four principal stockholders, who are the founders of the company, beneficially owned approximately 38% of our outstanding common stock as of February 27, 2004. If they act in concert, these stockholders are collectively able to exercise a significant influence over our business and affairs by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval. If exercised in this manner, such voting power could discourage a third party from seeking to acquire us even if an acquisition would be beneficial to our stockholders.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease, which expires in July 2011.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage.

We lease a total of approximately 352,000 square feet of storage warehouse space under leases with expiration dates ranging from 2004 to 2015.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. As of December 31, 2003, we operated approximately 70 wood trailers and approximately 50 forklift trucks under operating leases.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2003, we spent a total of $17.1 million on capital expenditures, primarily for process improvements, equipment and machinery to increase our production capacity. We estimate that our capital expenditures in 2004 will total approximately $25 to $35 million. We expect to use these expenditures to make process and productivity improvements, add manufacturing capacity at existing sites, and acquire land, commence construction of a facility and purchase equipment for a third manufacturing site.

Item 3.	Legal Proceedings

On December 5, 2001, Ron Nystrom commenced an action against the company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company believes that this claim is without merit. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. The plaintiff has appealed this decision to the United States Court of Appeals for the Federal Circuit. In February 2004, the United States Court of Appeals for the Federal Circuit heard oral arguments on this appeal. As of the date of this report, the court had not yet issued its decision.

In connection with the foregoing patent litigation, on April 12, 2002, the company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit seeks to enforce a provision in the company’s 1996 purchase agreement with Mobil Oil Corporation, pursuant to which we acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation, the predecessor of ExxonMobil Corporation. In that agreement, Mobil agreed to indemnify the company for any losses, including reasonable legal fees, incurred by the company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil has denied liability to indemnify the company for such losses. On December 10, 2002, the district court entered summary judgment in favor of the company and ordered ExxonMobil to indemnify the company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom. A final judgment and determination of the total amount of damages due to the company to date has not yet been entered by the district court. Accordingly, ExxonMobil’s time to appeal has not yet begun. On May 21, 2003, the district court entered an order staying final determination of total damages due to the company pending resolution of the Nystrom appeal. On February 2, 2004, the district court issued another order continuing the stay pending the resolution of the Nystrom appeal.

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no other pending material legal proceedings to which we are a party or to which our property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been listed on the New York Stock Exchange under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low quarterly sale prices of our common stock during 2002 and 2003 as reported by the New York Stock Exchange:

2003	High	Low
First Quarter	$38.35	$28.20
Second Quarter	45.00	31.41
Third Quarter	40.66	29.85
Fourth Quarter	40.10	31.07

2002	High	Low
First Quarter	$23.83	$16.80
Second Quarter	33.40	23.58
Third Quarter	31.90	22.70
Fourth Quarter	38.99	21.60

As of February 27, 2004 there were approximately 235 holders of record of our common stock.

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

The following table presents selected financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 and for each of the five years ended December 31, 2003.

•	The selected financial data as of December 31, 2002 and 2003 and for each of the years in the three-year period ended December 31, 2003 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000 are derived from our financial statements, which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except share and per share data)
Statement of Operations Data: (1)
Net sales	$77,570	$117,568	$116,860	$167,079	$191,008
Cost of sales	37,707	61,852	67,973	90,479	107,246

Gross profit	39,863	55,716	48,887	76,600	83,762
Selling, general and administrative expenses	18,370	23,830	31,801	42,150	46,837

Income from operations	21,493	31,886	17,086	34,450	36,925
Loss on early extinguishment of debt (5)	1,760	—	—	—	—
Interest expense, net	1,476	902	3,850	7,782	3,560

Income before income taxes	18,257	30,984	13,236	26,668	33,365
Income taxes	6,577	11,682	4,186	9,891	12,376

Net income	$11,680	$19,302	$9,050	$16,777	$20,989

Basic earnings per share	$0.90	$1.37	$0.64	$1.18	$1.45

Basic weighted average shares outstanding	12,848,571	14,129,652	14,145,660	14,166,307	14,522,092

Diluted earnings per share	$0.90	$1.36	$0.64	$1.16	$1.43

Diluted weighted average shares outstanding	12,892,784	14,179,475	14,182,457	14,481,234	14,727,837

Historical income before income taxes (2)	$20,017
Pro forma provision for income taxes (2) (unaudited)	7,606

Pro forma net income (2) (unaudited)	$12,411

Pro forma basic earnings per share, (2) (unaudited)	$0.97

Historical income from operations (3)	$21,493
Supplemental pro forma interest income (expense), net (3) (unaudited)	(691)
Supplemental pro forma provision for income taxes (3) (unaudited)	7,905

Supplemental pro forma net income (3) (unaudited)	$12,897

Supplemental pro forma basic weighted average shares
outstanding (3) (unaudited)	14,117,297

Supplemental pro forma basic earnings per share (3) (unaudited)	$0.91

Cash Flow Data:
Cash flow provided by operating activities	$21,405	$15,407	$7,004	$52,964	$5,628
Cash flow used in investing activities	(29,369)	(60,114)	(31,972)	(6,192)	(17,749)
Cash flow provided by (used in) financing activities	6,764	44,707	24,968	(31,879)	5,379

Other Data (unaudited):
EBITDA (4)	$25,937	$38,755	$25,709	$44,039	$49,464

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data: (1)
Cash and cash equivalents	$—	$—	$—	$14,893	$8,151
Working capital	(4,181)	13,696	3,216	24,134	49,615
Total assets	79,303	156,595	184,637	183,556	210,455
Total debt	16,937	61,399	86,094	55,196	54,376
Total members’/stockholders’ equity	49,401	69,041	81,985	98,775	127,206

(1)	On August 29, 1996, TREX Company, LLC acquired substantially all of the assets and assumed some of the liabilities of its predecessor for a purchase price of approximately $29.5 million. TREX Company, LLC had no operations before this date. On April 7, 1999, Trex Company, Inc. acquired all of the membership interests of TREX Company, LLC in a series of transactions referred to as the “reorganization.” On April 13, 1999, Trex Company, Inc. completed an initial public offering of its common stock. The “company” refers to TREX Company, LLC through April 7, 1999 and to Trex Company, Inc. thereafter. Before the reorganization, the company was taxed as a partnership and accordingly did not record a provision for income taxes. Weighted average shares outstanding assumes that the 9,500,000 shares of common stock outstanding immediately after the reorganization were outstanding for all periods through April 7, 1999, that 13,500,000 shares were outstanding through May 2, 1999, that 14,115,450 shares were outstanding through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(2)	The pro forma provision for income taxes and net income assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and excludes one-time charges relating to the reorganization and initial public offering, including (a) a net deferred tax liability of approximately $2.6 million and (b) a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Pro forma earnings per share assume the same number of shares outstanding as indicated in note (1) above.

(3)	Supplemental pro forma interest income (expense), provision for income taxes and net income (a) exclude interest expense of $0.8 million in 1999 related to debt that was repaid with a portion of the net proceeds of the initial public offering, (b) assume the company was taxed as a corporation for all periods presented at a combined effective rate of 38% and (c) exclude one-time charges relating to the reorganization and initial public offering, including a net deferred tax liability of approximately $2.6 million and a $1.1 million extraordinary charge for the extinguishment of debt repaid from the net proceeds of the initial public offering. Supplemental pro forma shares outstanding assumes that the 14,115,450 shares outstanding after the initial public offering were outstanding for all periods through July 14, 1999, that 14,118,435 shares were outstanding through October 14, 1999 and that 14,120,572 shares were outstanding through December 31, 1999.

(4)

EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. EBITDA may not be comparable to similarly titled measures reported by other companies. The company has included data with respect to EBITDA because management evaluates and projects the performance of the company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the company’s performance, particularly as compared to the performance of the company’s competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the company and facilitates comparisons by investors between the operating performance of the company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance. The following table sets forth, for the years indicated, a quantitative reconciliation of the differences between EBITDA and net income:

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Net income	$11,680	$19,302	$9,050	$16,777	$20,989
Plus interest expense, net	1,476	902	3,850	7,782	3,560
Plus income taxes	7,281	11,682	4,186	9,891	12,376
Plus depreciation and amortization	5,500	6,869	8,623	9,589	12,539

EBITDA	$25,937	$38,755	$25,709	$44,039	$49,464

(5)	In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” now will be used to classify those gains and losses. Under APB 30, gains and losses on early extinguishment of debt would only be classified as extraordinary if the extinguishment is considered unusual and infrequent. Effective January 1, 2003, the gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in APB 30 for classification as an extraordinary item will be reclassified. The impact of adoption of this statement resulted in the reclassification the loss on early extinguishment of debt from an extraordinary loss to income before extraordinary item in 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Business—Risk Factors” in this report.

Overview

General. The company’s long-term goals are to continue to be the leading producer of a superior non-wood decking alternative product, to increase the company’s market share of the decking market and to expand into new products and geographic markets. The company’s management considers both financial and non-financial indicators and factors in measuring the company’s progress in achieving its goals and as general guides for managing the company’s operations.

Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of operating performance. Growth in net sales reflects the consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distribution partners, and the strength of our dealer and contractor network. Management emphasizes gross margin as a key measure of performance because it reflects the company’s ability to accurately price its products and to effectively manage its manufacturing unit costs. Managing selling, general and administrative expenses relative to net sales is important to support profitable growth. Management considers net income to be a measure of the company’s overall financial performance.

The company manages its liquidity and capital using measures that include total debt, total cash balances, the ratio of debt to total capitalization, the ratio of debt to EBITDA, cash flow from operations and free cash flow, which management defines as cash flow from operations, plus net cash used in or provided by investing and financing activities. Management uses these measures to guide it in finding the appropriate balance between sales growth, production, investments in working capital, manufacturing capacity, capital expenditures, and available financial resources to achieve the proper level of liquidity, leverage and capitalization.

Management considers manufacturing performance and capacity, market share and distribution as key non-financial indicators. Manufacturing performance includes production line efficiency, which can lead to unit cost reductions, and product quality, which is a critical element in ensuring customer satisfaction. Management believes manufacturing capacity is a competitive advantage and supports net sales growth. Market share is a measure of performance relative to the competition and reflects product features, customer satisfaction, brand awareness, and distribution. The success of our distribution strategy is measured by the effectiveness of our distribution partners and the size of our dealer network and contractor franchise, all of which must continue to expand to support net sales growth and to increase market share.

Trex participates in the outdoor home improvement market, which is highly seasonal, and dependent on weather conditions for construction. Management believes that poor weather conditions throughout 2003 reduced the activity of contractors and builders, which affected product volume sold through the company’s distribution channel and limited the company’s net sales growth in 2003.

Managing the cost of PE presented a challenge to the company in 2003. The company purchased $46.7 million of polyethylene in 2003 compared to $27.3 million of polyethylene in 2002. Higher prices for PE and the start-up expenses related to the company’s plastic reprocessing plant on its Winchester manufacturing site negatively affected manufacturing unit costs. The company has developed new approaches to rendering contaminated polyethylene film usable for its process and is developing these approaches to broaden its supply of usable PE raw material. The company expects that its new PE sourcing and purchasing initiatives will be necessary for it to manage effectively its costs for PE raw material in future periods.

To capitalize on growth opportunities and maintain its position as the market leader within the composite decking category, the company must continue to develop innovative new products that meet consumers’ demands. In 2003, the company extended its offering of decking products with the addition of the Trex Accents™ line. In addition, the company introduced a new railing system and released fencing prototypes into the market. As part of its strategy for new product development, the company emphasizes offering consumers a higher level of product aesthetics and superior product performance.

To support further growth, the company must maintain sufficient manufacturing capacity. Although the company’s production capacity at the two existing sites will be sufficient to meet anticipated demand for Trex through 2004, the company has begun the process of developing a third manufacturing site. It intends to acquire land, commence construction of a facility and purchase equipment for a third site in 2004. Completion of a third site will require substantial capital expenditures in 2004 and subsequent years.

Of all the risks and uncertainties facing the company’s business, management views the following as the most significant: the company’s ability to develop or increase market acceptance of Trex, including new products and applications; the company’s lack of product diversification and reliance on sales of Trex Wood-Polymer® lumber; the company’s plan to increase production levels; the company’s current dependence on its two manufacturing sites; the company’s reliance on the supply of low cost raw materials used in its production process; the company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the company’s ability to manage its growth; the company’s significant capital investments and ability to access the capital markets; and the company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is set forth under the caption “Business—Risk Factors” in this report.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables the company both to command premium prices over wood and to maintain price stability for Trex. The prices for Trex over the last three years have increased at a compound annual growth rate of approximately 5.1%.

Gross Profit. Gross profit indicates the difference between net sales and cost of sales. Cost of sales consists of raw material costs, direct labor costs, manufacturing costs and freight. Raw material costs generally include the costs to purchase and transport waste wood fiber, PE and pigmentation. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consists of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental costs.

Selling, General and Administrative Expenses. The single largest component of selling, general and administrative expenses is branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business.

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

Inventories. The company’s inventories have increased to $46.0 million as of December 31, 2003 from $22.4 million as of December 31, 2002. The company believes that its quantity and mix of finished goods inventory will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for slow moving products or obsolescence. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The company anticipates a reduction in inventory levels in 2004 as shipments are expected to outpace production levels. At December 31, 2003, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $3.6 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results.

Property, Plant and Equipment. As of December 31, 2003, the company’s construction in process totaled approximately $19.6 million. The construction in process consisted primarily of three production lines in various stages of completion at the company’s Winchester and Fernley manufacturing sites and plastic reprocessing equipment. The company currently expects that the production lines in process will be put into service by mid-2005. Pursuant to Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, the company compares the carrying values of its long-lived assets, including construction in process, against the expected undiscounted cash flows relating to those assets. The significant assumptions inherent in the company’s estimate include increases in sales volumes and maintenance of gross margins that are consistent with historical levels. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The depreciable lives of these assets range from 5 to 40 years. We make estimates of the useful lives, in part, based upon historical performance of similar assets. We periodically review the remaining estimated useful lives of our property, plant and equipment to determine if any revisions to our estimates are necessary. Changes to our estimate of the useful lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Contingencies. The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2003.

Revenue Recognition. The company recognizes revenue when title is transferred to customers, which is upon shipment of the product to the customer from the company’s manufacturing facilities. Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the company records all shipping and handling fees in net sales and records all of the related costs in cost of sales. The company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The company accounts for these programs as either reductions to sales or as selling, general and administrative expenses in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.2	54.2	56.1

Gross profit	41.8	45.8	43.9
Selling, general and administrative expenses	27.2	25.2	24.5

Income from operations	14.6	20.6	19.4
Interest expense, net	3.3	4.7	1.9

Income before taxes and extraordinary item	11.3	15.9	17.5
Provision for income taxes	3.6	5.9	6.5

Net income	7.7%	10.0%	11%

2003 Compared to 2002

Net Sales. Net sales increased 14.3 % to $191.0 million in 2003 from $167.1 million in 2002. The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in price per unit. The increase in price per unit resulted from an annual price increase of 3.3% and an improved sales mix.

Gross Profit. Gross profit increased 9.4% to $83.8 million in 2003 from $76.6 million in 2002. The increase was primarily attributable to the higher net sales volume, increased sale prices and a more favorable sales mix. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of PE raw materials and startup costs of operating the plastic reprocessing plant. The effect of these increases in unit manufacturing costs were limited by an improved utilization rate and the associated improvement in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 43.9% in 2003 from 45.8% in 2002

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.1% to $46.8 million in 2003 from $42.2 million in 2002. The higher selling, general and administrative expenses resulted in part from an increase of $5.4 million in sales and marketing costs, mainly branding costs (including expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising), an increase of $1.4 million in corporate personnel expenses and a decrease of $2.2 million in legal expenses. Selling, general and administrative expenses as a percentage of net sales decreased to 24.5% in 2003 from 25.2% in 2002.

Interest Expense. Net interest expense decreased to $3.6 million in 2003 from $7.8 million in 2002. The decrease in interest expense included a reduction of approximately $3.7 million in the non-cash amortization of debt discount. Lower average debt balances and an increase in the amount of interest capitalized on construction in process also contributed to lower net interest expense in 2003. The company capitalized $1.1 million and $0.5 million of interest on construction in process in 2003 and 2002, respectively.

Provision for Income Taxes. The provision for income taxes increased to $12.4 million in 2003 from $9.9 million in 2002. The increase was primarily attributable to an increase in pretax income. The effective rate was approximately 37.1% in 2003 compared to approximately 37.1% in 2002.

2002 Compared to 2001

Net Sales. Net sales increased 43.0% to $167.1 million in 2002 from $116.9 million in 2001. The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to unit price increases of approximately 3.9%. In 2001, following termination of the company’s product allocation practice in the third quarter of 2000, many dealers and distributors met a significant portion of customer demand for Trex by reducing their existing inventories, which they had previously stockpiled. Depletion of dealer and distributor inventories in 2001 contributed to increased demand for Trex and a growth in net sales volume in 2002.

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

Provision for Income Taxes. The provision for income taxes increased to $9.9 million in 2002 from $4.2 million in 2001. The increase was primarily attributable to an increase in pretax income. The effective rate was approximately 37.1% in 2002 compared to approximately 31.6% in 2001. The lower rate in 2001 resulted from revisions to prior-year estimated liabilities.

Liquidity and Capital Resources

The company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The company’s cash provided by operating activities was $7.0 million in 2001, $53.0 million in 2002 and $5.6 million in 2003. The level of cash flow in 2001 was adversely affected by lower sales volume growth and increases in inventory levels and receivables. Higher sales volume growth and a decrease in inventory levels accounted for the significant increase in cash flow in 2002. In 2003, the effects of the higher sales volume on cash flow were more than offset by increases in inventory levels and receivables. Receivables increased from $0.8 million at December 31, 2002 to $5.8 million at December 31, 2003 as the company offered certain customers extended payment terms in the fourth quarter of 2003 to facilitate the introduction on a national basis of the Trex Accents™ line of decking products. The company’s inventories increased from $22.4 million at December 31, 2002 to $46.0 million at December 31, 2003 as a result of poor weather conditions throughout the year, which limited sales growth, increased production volume and the introduction of new products. A decrease in accrued expenses that resulted from the payment of employee benefit obligations for 2002, also had a negative effect on cash flows from operating activities in 2003.

The company’s cash used in investing activities totaled $32.0 million in 2001, $6.2 million in 2002 and $17.7 million in 2003 and primarily related to expenditures for the purchase of property, plant equipment to support expanding manufacturing capacity. In 2003, the company also invested an additional $0.7 million in its joint venture, Denplax, S.A., which provides PE material used in the production process.

The company’s cash provided by (used in) financing activities was $25.0 million in 2001, ($31.9) million in 2002 and $5.4 million in 2003. These amounts resulted from borrowings and principal payments on the company’s debt and the refinancing of its debt in 2002. In February 2003, the former lender exercised a warrant to purchase 353,779 shares of the company’s common stock for a total purchase price of approximately $5.3 million.

Capitalization. As of December 31, 2003, the company’s indebtedness totaled $56.6 million and the annualized overall weighted average interest rate of such indebtedness was approximately 8.4%.

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

The company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of December 31, 2003, the borrowing base was $28.9 million and no borrowings were outstanding under the facility.

Interest. The company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At December 31, 2003, the company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its $14.4 million principal amount of real estate loans.

The company financed its purchase of its Winchester, Virginia site in June 1998 with a ten-year term loan of $3.8 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will be payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 8.12% at December 31, 2003.

The company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will be payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 7.80% at December 31, 2003.

In connection with its acquisition of its Fernley, Nevada site, the company in September 1999 obtained a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2003.

In connection with its acquisition of a site adjacent to its original Winchester, Virginia site, the company in August 2000 obtained a 15-year term loan in the original principal amount of $5.9 million. Pursuant to amended terms adopted in connection with the refinancing on June 19, 2002, the loan will be payable in full on June 30, 2005. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 9.10% at December 31, 2003.

Debt Covenants. To remain in compliance with its credit facility and senior secured note covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of December 31, 2003, the company was in compliance with these covenants.

The company’s ability to make scheduled principal and interest payments on its real estate loans and senior secured notes, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in this report under “Business—Risk Factors.”

Contractual Obligations. The following tables quantify as of December 31, 2003 our future contractual obligations and commercial commitments, which consist primarily of long-term debt, operating leases, raw material purchase obligations and letters of credit (in thousands):

Contractual Obligations

Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long-term debt	$54,376	$886	$25,048	$16,901	$11,541
Operating leases	15,187	2,922	3,742	2,796	5,727
Purchase obligations	1,909	1,623	286	—	—

Total contractual cash obligations	$71,472	$5,431	$29,076	$19,697	$17,268

For information about these contractual cash obligations, see Notes 5 and 7 to the company’s consolidated financial statements appearing elsewhere in this report.

Other Commercial Commitments

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Letters of credit	$1,080	$—	$1,080	$—	$—

Total commercial commitments	$1,080	$—	$1,080	$—	$—

We do not have off-balance sheet financing arrangements other than our operating leases and letters of credit.

Capital Requirements. The company made capital expenditures in 2001, 2002 and 2003 totaling $55.2 million, primarily to expand manufacturing capacity. The company currently estimates that its capital requirements in 2004 will total approximately $25 to $35 million. Of its capital expenditures in 2004, the company expects to use approximately $15 to $22 million to acquire land, commence construction of a facility and purchase equipment for a third manufacturing site, approximately $4 million to acquire additional plastic reprocessing equipment, approximately $5 million to make process and productivity improvements, and approximately $1 million to increase capacity at the company’s two existing manufacturing sites. The company expects that it will continue to make significant capital expenditures in 2005 and subsequent years as the company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

As of December 31, 2003, the company had a total of approximately $8.2 million of cash and cash equivalents. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures will likely be required to provide increased capacity to meet the company’s expected growth in demand for its products. The aggregate capital expenditures of $55.2 million for the three-year period ended December 31, 2003, were funded from a combination of cash flow from operations and proceeds from financing activities, including borrowings under various loan and credit facilities. The company currently expects that it will fund its future capital expenditures primarily with cash from operations and financing activities.

The company will have to make additional investments after 2004 to complete construction of the new site and to equip the facility for the commencement of production. The amount and timing of these investments will depend on the anticipated demand for Trex, the production obtained from the existing two sites, the availability of funds and other factors. The company anticipates that it may seek to finance a portion of the additional investments with borrowings under its revolving credit facility and/or other financing arrangements. As of the date of this report, the company had no commitment for any such other financing arrangements.

The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company’s level of indebtedness, while equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Inflation

Inflation did not have a material impact on the company’s operating results in 2001, 2002 or 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At December 31, 2003, the company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $14.4 million of floating-rate debt. For additional information about the company’s management of its interest rate risk, see Note 5 to the company’s consolidated financial statements appearing elsewhere in this report.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt on December 31, 2003 was approximately $45.5 million. Based on balances outstanding at December 31, 2003, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $1.4 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-3 through F-20.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective alerting them in a timely manner to material information relating to Trex Company, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the fourth fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The table below sets forth information concerning our directors and executive officers as of March 1, 2004:

Name	Age	Positions with Company
Robert G. Matheny	58	Chairman and Chief Executive Officer
Harold F. Monahan	58	Executive Vice President and General Manager
Paul D. Fletcher	43	Senior Vice President and Chief Financial Officer
A. Catherine Lawler	53	Senior Vice President, Marketing
William F. Andrews	72	Director
Paul A. Brunner	68	Director
Anthony J. Cavanna	64	Director
Andrew U. Ferrari	57	Director
William H. Martin, III	73	Director
Patricia B. Robinson	51	Director

Robert G. Matheny has served as a director of the company since September 1998 and has served as Chairman and Chief Executive Officer of the company since May 2003. He served as President of the company from September 1998 to May 2003, and of TREX Company, LLC, which was the company’s wholly-owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1970 to August 1996, Mr. Matheny held various positions with Mobil Chemical Company, including General Manager of the Composite Products Division, General Manager of the Chemical Specialties Group, and Vice President of Mobil Chemical Products International. Mr. Matheny received a B.S. degree in industrial engineering and operations research from Virginia Polytechnic Institute.

Harold F. Monahan has served as Executive Vice President and General Manager of the company since May 2003. He served as Senior Vice President and General Manager of the company from March 2002 through April 2003, and of TREX Company, LLC from March 2002 through December 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of ExxonMobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil Chemical Company in 1999, Mr. Monahan served as Logistics Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil’s petroleum products throughout North America. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations. Mr. Monahan received a B.S. degree in economics from St. Norbert College and pursued graduate studies at various institutions.

Paul D. Fletcher has served as the Senior Vice President and Chief Financial Officer of the company since July 2003. He was Vice President of Finance of the company from October 2001 through June 2003, and of Trex Company, LLC from October 2001 through December 2002. From 2000 to 2001,

Mr. Fletcher served as Vice President and Chief Financial Officer for AMX Corporation, an advanced control system technology company. From 1996 to 2000, he served as Vice President and Treasurer for Excel Communications Inc., a telecommunications company. From 1987 to 1996 he served as Senior Vice President and Treasurer for Lomas Financial Corporation, a financial services company. Mr. Fletcher received his B.A. degree in economics and management from Albion College and an M.B.A. degree in finance and management policy from Northwestern University Kellogg School of Management.

A. Catherine Lawler has served as Senior Vice President, Marketing of the company since January 2003. From 1997 to 2002, Ms. Lawler served as Vice President of Marketing of Market Day Corporation, a fund-raising food company. Prior to 1997, Ms. Lawler served in various positions, including Vice President of Marketing of Noma International, a Christmas and gift products company; Director of Business Development and Director of Marketing for Binney & Smith, Inc., a subsidiary of Hallmark Cards and the maker of Crayola products; and positions with Kraft General Foods, including Group Product Manager of Maxwell House Coffee, Senior Product Manager of General Foods International Coffee, Product Manager of Maxwell House Advertising, and Associate Product Manager of SANKA. Ms. Lawler received a B.S. degree in education from the University of Pennsylvania and an M.B.A. degree in marketing and finance from Columbia University.

William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Corrections Corporation of America since August 2000 and as Chairman of the Board of Directors of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001. He has served as Chairman of the Board of Directors of Allied Aerospace Industries, Inc., a manufacturer of defense and aerospace products, since January 2002. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1995 to 2001, Mr. Andrews served as Chairman of the Board of Directors of Scovill Fasteners Inc. Prior to 1995, he served in various positions, including Chairman of the Board of Directors of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer, with Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A. degree in marketing from Seton Hall University.

Paul A. Brunner has served as a director of the company since February 2003. Mr. Brunner is President and Chief Executive Officer of Spring Capital Inc., a merchant bank, which he founded in 1985. From 1982 to 1985, Mr. Brunner served as President and Chief Executive Officer of U.S. Operations of Asea-Brown Boveri, a multi-national Swiss manufacturer of high technology products. In 1967, he joined Crouse Hinds Company, a manufacturer of electronics and electronic equipment, and through 1982 held various positions with that company, including President and Chief Operating Officer, Executive Vice President of Operations, Vice President of Finance and Treasurer, and Director of Mergers and Acquisitions. From 1959 to 1967, he worked for Coopers & Lybrand, an international accounting firm, as an audit supervisor. Mr. Brunner also serves as a director of Johnson Controls, Inc. Mr. Brunner is a Certified Public Accountant. He received a B.S. degree in accounting from the University of Buenos Aires and an M.B.A. degree in management from Syracuse University.

Anthony J. Cavanna has served as a director of the company since September 1998. Mr. Cavanna served as Executive Vice President and Chief Financial Officer of the company from September 1998 through December 2003, and of TREX Company, LLC from August 1996 through December 2002. From 1962 to August 1996, he held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President-Planning and Supply of the Films Division. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

Andrew U. Ferrari has served as a director of the company since September 1998. Mr. Ferrari is a marketing and business development consultant. He served as Executive Vice President of Marketing and Business Development of the company from October 2001 through March 2003, and of TREX Company, LLC from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical Company, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

William H. Martin, III has served as a director of the company since April 1999. From 1994 through 2003, Mr. Martin served as Chairman of the Board of Directors of Martin Industries, Inc., a manufacturer and producer of gas space heaters, gas logs and pre-engineered fireplaces, and as a director of Martin Industries from 1974 to 1994. From 1987 to 1993, Mr. Martin served as Executive Assistant to the Rector of Trinity Church in New York City. From 1971 to 1987, he served as President and Chief Executive Officer of Martin Industries. Since 1993, Mr. Martin has been managing private investments and serving as a director of Aluma-Form, Inc., a manufacturer of components for electric utilities, and on the boards of several not-for-profit organizations. Mr. Martin is a graduate of Vanderbilt University.

Patricia B. Robinson has served as a director of the company since November 2000. Ms. Robinson has been an independent consultant since 1999. From 1977 to 1998, Ms. Robinson served in a variety of positions with Mead Corporation, a forest products company, including President of Mead School and Office Products, Vice President of Corporate Strategy and Planning, President of Gilbert Paper, Plant Manager of a specialty machinery facility and Product Manager for new packaging product introductions. Ms. Robinson received a B.A. degree in economics from Duke University and an M.B.A. degree from the Darden School at the University of Virginia.

Other information responsive to this Item 10 is incorporated herein by reference to the company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information responsive to this Item 13 is incorporated herein by reference to the company’s definitive proxy statement for its 2004 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the company’s definitive proxy statement for its 2004 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-20 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Auditors

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2002 and 2003
Consolidated Statements of Operations for the three years ended December 31, 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended December 31, 2003
Consolidated Statements of Cash Flows for the three years ended December 31, 2003
Notes to Consolidated Financial Statements

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. Our Securities Exchange Act file number is 001-14649.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed herewith.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Extension of Consulting Agreement, dated as of February 16, 2004, between the Company and Ferrari Consulting, LLC. Filed herewith.

10.2	Extension of Consulting Agreement, dated as of October 16, 2003, between the Company and Ferrari Consulting, LLC. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed herewith.

10.5	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.6	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.7	Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.8	Description of Annual Bonus Plan. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.9	Consulting Agreement, dated as of March 17, 2003, between the Company and Ferrari Consulting, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.10	Extension of Consulting Agreement, dated as of July 16, 2003, between the Company and Ferrari Consulting, LLC. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.11	Registration Rights Agreement, dated as of April 7, 1999, among the Company and each of the persons named on the schedule thereto. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.17	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

Reports on Form 8-K

The following Current Reports on Form 8-K were furnished by the company during the period covered by this report:

		Filing Date of Report	Item Reported

(b	)	October 27, 2003	Item 12 (press release announcing financial results for the quarter ended September 30, 2003)

		October 2, 2003	Item 12 (press release announcing an update to the company’s full-year financial guidance for 2003 and preliminary financial results for the quarter ended September 30, 2003)

TREX COMPANY, INC.

REPORT OF ERNST & YOUNG, LLP INDEPENDENT AUDITORS

Board of Directors

Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/  Ernst & Young LLP

February 13, 2004

McLean, Virginia

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$14,893	$8,151
Trade accounts receivable, net	840	5,829
Inventories	22,429	45,950
Prepaid expenses and other assets	1,395	1,899
Deferred income taxes	2,269	2,169

Total current assets	41,826	63,998

Property, plant and equipment, net	133,570	138,062
Goodwill	6,837	6,837
Other	1,323	1,558

Total Assets	$183,556	$210,455

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable and accrued expenses	$10,808	$10,211
Accrued compensation and benefits	6,089	3,286
Current portion of long-term debt	795	886

Total current liabilities	17,692	14,383
Deferred income taxes	9,915	13,174
Debt-related derivative	2,773	2,202
Long-term debt	54,401	53,490
Total Liabilities	84,781	83,249

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,297,711 and 14,702,231 shares issued and outstanding at December 31, 2002 and 2003, respectively	143	147
Additional paid-in capital	49,354	55,889
Deferred compensation	(2,400)	(1,829)
Accumulated other comprehensive loss	(1,719)	(1,387)
Retained earnings	53,397	74,386

Total Stockholders’ Equity	98,775	127,206

Total Liabilities and Stockholders’ Equity	$183,556	$210,455

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
	(In thousands, except share and per share data)
Net sales	$116,860	$167,079	$191,008
Cost of sales	67,973	90,479	107,246

Gross profit	48,887	76,600	83,762
Selling, general, and administrative expenses	31,801	42,150	46,837

Income from operations	17,086	34,450	36,925
Interest income	2	243	327
Interest expense	(3,852)	(8,025)	(3,887)

Income before provision for income taxes	13,236	26,668	33,365
Provision for income taxes	4,186	9,891	12,376

Net income	$9,050	$16,777	$20,989

Basic earnings per common share	$0.64	$1.18	$1.45

Basic weighted average common shares outstanding	14,145,660	14,166,307	14,522,092

Diluted earnings per common share	$0.64	$1.16	$1.43

Diluted weighted average common shares outstanding	14,182,457	14,481,234	14,727,837

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings
	Shares	Amount					Total
	(Dollars in thousands)
Balance, December 31, 2000	14,135,060	$141	$41,330	$—	$—	$27,570	$69,041
Comprehensive income:
Net income	—	—	—	—	—	9,050	9,050
Cumulative effect upon adoption of SFAS No. 133, net of tax	—	—	—	—	(508)	—	(508)
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(606)	—	(606)
Derivative loss reclassified to earnings, net of tax					258		258

Total comprehensive income							8,194
Issuance of Warrant	—	—	4,415	—	—	—	4,415
Employee stock purchase and option plans	20,023	1	272	—	—	—	273
Tax benefit of stock options	—	—	62	—	—	—	62

Balance, December 31, 2001	14,155,083	142	46,079	—	(856)	36,620	81,985

Comprehensive income:
Net income	—	—	—	—	—	16,777	16,777
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(1,344)	—	(1,344)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	481	—	481

Total comprehensive income							15,914
Employee stock purchase and option plans	22,628	—	329	—	—	—	329
Tax benefit of stock options	—	—	95	—	—	—	95
Issuance of Restricted stock	120,000	1	2,851	(2,851)	—	—	1
Amortization of deferred compensation	—	—	—	451	—	—	451

Balance, December 31, 2002	14,297,711	143	49,354	(2,400)	(1,719)	53,397	98,775

Comprehensive income:
Net income	—	—	—	—	—	20,989	20,989
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(193)	—	(193)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	525	—	525

Total comprehensive income							21,321
Employee stock purchase and option plans	50,741	—	933	—	—	—	933
Tax benefit of stock options	—	—	338	—	—	—	338
Exercise of warrant	353,779	4	5,264	—	—	—	5,268
Amortization of deferred compensation	—	—	—	571	—	—	571

Balance, December 31, 2003	14,702,231	$147	$55,889	$(1,829)	$(1,387)	$74,386	$127,206

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Operating Activities
Net income .	$9,050	$16,777	$20,989
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,075	1,792	3,120
Tax benefit of stock options	62	95	338
Equity method losses	137	267	125
Amortization of deferred compensation and financing costs	—	684	902
Amortization of debt discount	703	3,712	—
Depreciation and amortization	8,623	9,589	12,539
Loss on disposal of property, plant and equipment	469	256	26
Changes in operating assets and liabilities:
Trade accounts receivable	8,075	1,667	(4,989)
Inventories .	(10,151)	10,739	(23,521)
Prepaid expenses and other assets	(2,328)	1,162	(172)
Trade accounts payable and accrued expenses	(7,288)	765	(356)
Accrued compensation and benefits	(1,423)	5,459	(3,373)

Net cash provided by operating activities	7,004	52,964	5,628

Investing Activities
Investment in Denplax	—	—	(691)
Expenditures for property, plant and equipment	(31,972)	(6,192)	(17,058)

Net cash used in investing activities	(31,972)	(6,192)	(17,749)

Financing Activities
Financing costs	—	(1,310)	—
Borrowings under mortgages and notes	58,000	52,596	—
Principal payments under mortgages and notes	(710)	(71,341)	(822)
Borrowings under line of credit	82,890	489	420
Principal payments under line of credit	(115,485)	(12,642)	(420)
Proceeds from employee stock purchase and option plans	273	329	933
Proceeds from exercise of warrant	—	—	5,268

Net cash provided by (used in) financing activities	24,968	(31,879)	5,379

Net decrease in cash and cash equivalents	—	14,893	(6,742)
Cash and cash equivalents at beginning of year	—	—	14,893

Cash and cash equivalents at end of year .	$—	$14,893	$8,151

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,010	$4,594	$4,572
Cash paid for income taxes	$4,993	$6,246	$9,322

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and polyethylene, (“PE”). The Company operates in one business segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, Winchester Capital, Inc., Winchester SP, Inc., and Trex Wood-Polymer Espana, S.L. (“TWPE”). Significant intercompany accounts and transactions have been eliminated in consolidation.

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2003, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

Approximately 78%, 77% and 77% of the Company’s net sales for the years ended December 31, 2001, 2002 and 2003, respectively, were to its five largest customers. In 2001 and 2002, sales to all five of the foregoing customers exceeded 10% of sales. In 2003, sales to four of the foregoing customers exceeded 10% of sales. As of December 31, 2003, three customers represented 38%, 14% and 13%, respectively, of the accounts receivable balance. Approximately 18%, 20% and 34% of the Company’s raw material purchases for the years ended December 31, 2001, 2002 and 2003, respectively, were purchased from its four largest suppliers.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. For all periods through December 31, 2001, goodwill was amortized using the straight-line method over a period of 15 years.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, the Company had unamortized goodwill of approximately $6.8 million. In 2002, the Company completed its initial impairment test and in 2003, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 in each year, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

The results of operations for prior years have not been restated to reflect the nonamortization of goodwill. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effects is as follows (in thousands):

	Year Ended December 31,
	2001	2002	2003
Reported net income	$9,050	$16,777	$20,989
Goodwill amortization	707	—	—

Adjusted net income	$9,757	$16,777	$20,989

Reported basic earnings per common share	$0.64	$1.18	$1.45
Goodwill amortization	0.05	—	—

Adjusted basic earnings per common share	$0.69	$1.18	$1.45

Reported diluted earnings per common share	$0.64	$1.16	$1.43
Goodwill amortization	0.05	—	—

Adjusted diluted earnings per common share	$0.69	$1.16	$1.43

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If such cash flows are more likely than not to be less than the carrying amount of the long-lived assets, such assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced significantly in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

The Company has significant construction in process as of December 31, 2003. The Company expects that the construction in process will be completed and put into service by mid-2005.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 have been adopted. The Company accounts for its stock-based compensation in accordance with APB No. 25 and its related interpretations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method of accounting of SFAS No. 123, if a company so elects. In 2002, the Company adopted SFAS

No. 148. The adoption of this standard had no material impact on the Company’s results of operations or financial position.

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

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$9,050	$16,777	$20,989
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$693	$1,118	$1,730

Pro forma net income	$8,357	$15,659	$19,259

Earnings per share:
Basic-as reported	$0.64	$1.18	$1.45
Basic-pro forma	$0.59	$1.10	$1.33

Diluted-as reported	$0.64	$1.16	$1.43
Diluted-pro forma	$0.59	$1.08	$1.31

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2001, 2002 and 2003: risk-free interest rates ranging from 3% to 6%; no dividends; expected life of the options of approximately five years; and volatility ranging from 54% to 83%.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the difference reverses.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2001, 2002 and 2003, research and development costs were $1.7 million, $1.3 million and $1.7 million, respectively, and have been included in selling, general and administrative expenses in the accompanying financial statements.

Advertising Costs

Branding costs, including advertising, are expensed as incurred. For the years ended December 31, 2001, 2002 and 2003, branding costs were $10.0 million, $10.4 million and $15.0 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and mortgage loans to approximate the fair value of the respective assets and liabilities at

December 31, 2002 and 2003. The fair value of the Company’s senior secured notes at December 31, 2003 was estimated at $45.5 million.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements effectively converting its LIBOR-based floating-rate debt to a fixed-rate obligation. These interest rate swap agreements are accounted for as cash flow hedges as permitted by SFAS No. 133, as amended.

At the time of the adoption of SFAS No. 133 on January 1, 2001, the Company recognized an after-tax reduction of $0.5 million in other comprehensive income (loss), a component of stockholders’ equity, as a cumulative effect adjustment. The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company estimates that of the amounts included in accumulated other comprehensive loss at December 31, 2003, approximately $0.5 million, net of taxes of approximately $0.3 million, will be reclassified to earnings over the next 12 months.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

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

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Currently, an entity is generally consolidated by an enterprise when the enterprise has a controlling financial interest in the entity through ownership of a majority voting interest in the entity. Public companies must apply the Interpretation for the accounting period ended after March 15, 2004. The Company is currently evaluating the impact of adoption of the Interpretation which will be required for its quarter ending March 31, 2004.

In 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to 27,200 tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2002 and 2003, the Company purchased 13,463 and 18,393 tons, for approximately $2.1 million and $3.8 million, respectively, which was 94% and 100% of the Denplax plant’s production. During 2003, the Company made a $0.7 million additional equity investment in Denplax. As of December 31, 2003, the carrying value of the Company’s investment in Denplax was approximately $0.8 million. As of December 31, 2003, the Company owed approximately $0.2 million to the Denplax for trade payables.

3.	INVENTORIES

Inventories consist of the following as of December 31 (in thousands):

	2002	2003
Finished goods	$17,114	$36,227
Raw materials	5,315	9,723

	$22,429	$45,950

At December 31, 2002 and 2003, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $3.8 million and $3.6 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2002	2003
Building and improvements	$35,423	$35,893
Machinery and equipment	87,895	110,928
Furniture and equipment	2,066	2,161
Forklifts and tractors	831	3,017
Computer equipment	3,866	5,162
Construction in process	29,670	19,621
Land	5,353	5,353

	165,104	182,135
Accumulated depreciation	(31,534)	(44,073)

	$133,570	$138,062

Depreciation expense for the years ended December 31, 2001, 2002 and 2003 totaled $7.9 million, $9.6 million and $12.5 million, respectively.

5. DEBT

2002 Refinancing

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

The senior secured notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins and mature on June 19, 2005. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At December 31, 2003, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its approximately $14.4 million principal amount of real estate loans. Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2003, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $28.9 million.

The Company issued letters of credit under the revolving credit facility that total $1.0 million and expire in 2005.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of December 31, 2003, the Company was in compliance with these covenants. Borrowings under these agreements are secured by liens on substantially all of the Company’s assets.

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

The amended agreement also provided for a $58.0 million term loan, with scheduled principal reductions of $5.0 million on each of March 1, April 1, May 1, June 1, and July 1, 2002. The remaining principal balance and accrued interest on the term loan was payable in full on January 31, 2003. Amounts drawn under the term loan up to $33.0 million accrued interest at an annual rate equal to LIBOR plus 3.00%. Amounts drawn under the term loan in excess of $33.0 million accrued interest at an annual rate equal to LIBOR plus 5.00%. As of December 31, 2001, the Company had borrowed $58.0 million under the term loan. In connection with the revised agreement, the maturity dates of the Company’s real estate mortgage loans with this lender were modified and the interest rates on these loans were increased. The amended agreement contained restrictive and financial covenants, and borrowings under the agreement were secured by liens on substantially all of the Company’s assets.

Mortgage Loans

In May 2000, the Company financed its purchase of a site adjacent to its Winchester, Virginia manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to terms adopted in connection with the June 19, 2002 refinancing described above, the loan provides for monthly payments of principal and interest and will be payable in full on June 30, 2005. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 9.10% at December 31, 2003.

In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of the Company’s third manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. The loans provide for monthly payments of principal and interest over the 15-year amortization schedule. Pursuant to an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2003.

During 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site of its second manufacturing facility and the site of its research and development facility. The loans provided for monthly payments of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to terms adopted in connection with the June 19, 2002 refinancing described above, the loans will be payable in full on June 30, 2005. Under interest rate swap agreements, interest on these loans are payable at annual effective rates of 8.12% and 7.80%, respectively, at December 31, 2003.

The mortgage loans are secured by the Company’s various real estate holdings and are held by financial institutions.

Long-term debt consists of the following as of December 31 (in thousands):

	2002	2003
Mortgage loan, due June 30, 2005	$3,052	$2,854
Mortgage loan, due June 30, 2005	852	799
Mortgage loan, due September 30, 2014	5,869	5,555
Mortgage loan, due June 30, 2005	5,423	5,168
Senior secured notes	40,000	40,000

	55,196	54,376
Less current portion	(795)	(886)

Long-term debt	$54,401	$53,490

Future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2004	$886
2005	16,648
2006	8,400
2007	8,433
2008	8,468
Thereafter	11,541

$54,376

During the years ended December 31, 2001, 2002 and 2003, the Company capitalized approximately $1.9 million, $0.5 million and $1.1 million of interest, respectively.

Interest Rate Swaps

The Company has entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate mortgages. At December 31, 2003, the Company had four interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $3.8 million, $1.0 million, $6.7 million and $5.9 million LIBOR-based floating-rate mortgage loans exceed (fall below) 7.12%, 6.80%, 7.90% and 8.10%, respectively. The Company has not incurred a premium or other fee for these interest-rate swap agreements. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the LIBOR-based floating-rate debt. The notional amounts of these agreements correspond to the outstanding balances of the LIBOR-based debt. The Company has evaluated and documented these interest-rate swap agreements as cash flow hedges of LIBOR-based floating-rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of taxes, as there is no hedge ineffectiveness.

Warrants

In connection with the November 2001 revisions to the senior bank credit facility, the Company issued the lender a warrant exercisable until January 31, 2005 to purchase up to 707,557 shares of the Common Stock at $14.89 per share. The warrant relating to one-half of those shares was not exercisable until June 30, 2002 and only became exercisable if the Company did not repay the revolving credit facility and term loan and an outstanding letter of credit on or before such date. The Company valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option-pricing model. The $4.4 million warrant value was recorded as a debt discount and was amortized into interest expense. The June 2002 refinancing eliminated the former lender’s conditional right under the warrant to purchase 353,778 shares of common stock at $14.89 per share. Early retirement of the outstanding indebtedness under the senior bank credit facility resulted in a one-time non-cash charge to interest expense in 2002 as a result of accelerated amortization of the remaining debt discount. On February 3, 2003, the lender exercised the warrant to purchase all 353,779 shares of common stock issuable thereunder for a total purchase price of $5.3 million.

6.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2001	2002	2003
Numerator:

Net income	$9,050	$16,777	20,989

Denominator:
Basic weighted average shares outstanding	14,145,660	14,166,307	14,522,092
Effect of dilutive securities:
Stock options	27,091	56,325	117,127
Warrants	9,706	226,205	18,904
Restricted stock	—	32,397	69,715

Diluted weighted average shares outstanding	14,182,457	14,481,234	14,727,838

Basic earnings per share	$0.64	$1.18	$1.45

Diluted earnings per share	$0.64	$1.16	$1.43

On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “Plan”). The Plan authorizes, among other things, the granting of options, restricted stock and other equity-based awards to purchase up to 1,400,000 shares of Common Stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the common stock on the option grant date. The Compensation and Governance Committee of the Board of Directors determine vesting of the options. At December 31, 2003, 787,188 shares of Common Stock were reserved for future issuance under the Plan.

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

Stock option activity of the Plan from December 31, 2001 through December 31, 2003 is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2000	223,031	$21.27

Granted	155,277	$23.89
Exercised	(9,874)	$10.04
Canceled	(18,477)	$19.31

Outstanding at December 31, 2001	349,957	$22.84

Granted	167,268	$21.14
Exercised	(7,362)	$12.53
Canceled	(57,474)	$24.76

Outstanding at December 31, 2002	452,389	$22.30

Granted	159,269	$36.08
Exercised	(41,947)	$16.73
Canceled	(31,260)	$29.04

Outstanding at December 31, 2003	538,451	$26.40

Exercisable at December 31, 2003	229,524	$23.50

At December 31, 2003, the price range of options outstanding was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 0.00-19.99	76,656	$14.84	6.8	62,609	$14.20
20.00-29.99	284,312	23.98	7.4	132,848	25.44
30.00-39.99	176,370	35.20	8.8	33,147	32.53
40.00 and over	1,113	50.00	6.5	920	50.00

	538,451	26.40	7.8	229,524	23.50

The grant date weighted average fair value of options granted in 2001, 2002 and 2003 was $15.91, $13.21 and $20.33, respectively. Options generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are generally forfeitable upon termination of an option holder’s service as an employee or director.

7.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2003 were as follows (in thousands):

Year ending December 31,
2004	$2,922
2005	2,134
2006	1,608
2007	1,487
2008	1,309
Thereafter	5,727

$15,187

For the years ended December 31, 2001, 2002 and 2003, the Company recognized rental expenses of approximately $4.8 million, $5.0 million and $5.9 million, respectively.

8.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full-time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $0.2 million, $2.7 million and $0.7 million for the years ended December 31, 2001, 2002, and 2003, respectively, for the 401(k) Profit Sharing Plan and $0.4 million, $0.6 million and $0.7 million for the years ended December 31, 2001, 2002 and 2003, respectively, for the Money Purchase Pension Plan.

The Company has an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at prices no less than 85% of the current market price. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 10% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole and fractional shares of common stock determined by dividing the contribution account’s balance by the lesser of 85% of the price of a share of common stock on the first day of the quarter or the last day of a quarter. The number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2003, employees have purchased approximately 40,918 shares under the plan.

9.	INCOME TAXES

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
Current	$2,938	$8,099	$9,256
Deferred	1,248	1,792	3,120

Total provision	$4,186	$9,891	$12,376

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2001	2002	2003
U.S. federal statutory taxes	$4,633	$9,334	$11,678
State and local taxes, net of U.S. federal benefit	(600)	434	581
Other	153	123	117

	$4,186	$9,891	$12,376

Deferred tax assets and liabilities as of December 31, 2002 and 2003 consist of the following (in thousands):

	As of December 31,
	2002	2003
Deferred tax assets:
Accruals not currently deductible and other	$2,269	$3,321

Deferred tax liabilities:
Depreciation	$(9,915)	$(14,326)

Net deferred tax liability	$(7,646)	$(11,005)

10.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company believes that this claim is without merit. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. The plaintiff has appealed this decision to the United States Court of Appeals for the Federal Circuit. In February 2004, the United States Court of Appeals for the Federal Circuit heard oral arguments on this appeal. The court has not yet issued its decision.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In 2003, the Company purchased approximately 44% of its wood fiber requirements and approximately 66% of its polyethylene requirements under purchase orders, which do not involve long-term supply commitments. The Company is also party to supply contracts that require it to purchase wood fiber and polyethylene for terms that range from one to eight years. The wood fiber and polyethylene supply contracts have not had a material adverse effect on the Company’s business.

If the wood fiber meets certain specifications, the wood fiber supply contracts generally require the Company to purchase at least a specified minimum and at most a specified maximum amount of wood fiber each year. Depending on its needs, the amount of wood fiber that the Company actually orders and purchases within the specified range under any supply contract may vary significantly from year to year. For the years ending December 31, 2004 and 2005, the minimum obligations for wood purchases under these contracts are approximately $1.6 million and $0.3 million, respectively.

The polyethylene supply contracts generally provide that the Company is obligated to purchase all of the polyethylene a supplier provides, if the polyethylene meets certain specifications. The amount of polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable.

During the years ended December 31, 2001, 2002 and 2003, the amounts the Company has been obligated to purchase under polyethylene supply contracts and the minimum amounts the Company has been required to purchase under wood supply contracts have been less than the amounts of these materials needed for production. To meet all of production requirements, the Company obtained additional polyethylene and wood fiber materials under purchase orders and by purchasing wood fiber in excess of the minimum commitments under its supply contracts.

11.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2003, the Company purchased approximately $2.1 million and $3.8 million of plastic raw material, respectively, excluding freight, from Denplax, and paid approximately $0.4 million in 2002 to one of the Denplax joint venture partners for freight services. Receivables from and payables to Denplax were not significant as of December 31, 2001, 2002. The Company owed $0.2 million in payables to Denplax as of December 31, 2003. The carrying value of the Company’s investment in Denplax was approximately $0.8 million at December 31, 2003 and its equity share of method losses from the investment was approximately $0.1 million for the year then ended.

During 2003, the Company executed an agreement with Ferrari Consulting, LLC. Pursuant to the agreement, Andrew U. Ferrari will perform consulting services relating to the development of new business opportunities for the Company. The agreement was signed on March 17, 2003, extended twice in 2003 and, with current extension, is in effect until June 16, 2004. Approximately $58,000 was paid under the agreement in 2003. Mr. Ferrari currently serves as a director of the Company and formerly served as the Company’s Executive Vice President of Marketing and Business Development.

12.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003	June 30 2003	September 30 2003	December 31 2003
	(In thousands, except per share data)
Net sales	$51,996	$45,924	$49,522	$19,637	$68,678	$59,198	$41,224	$21,908
Gross profit	19,962	24,248	24,453	7,937	29,758	26,898	19,445	7,661

Net income (loss)	6,420	5,630	6,131	(1,404)	10,097	6,533	5,122	(763)

Basic net income (loss) per share	$0.45	0.40	$0.43	$(0.10)	$0.70	$0.45	$0.35	$(0.05)
Diluted net income (loss) per share	$0.45	0.39	$0.43	$(0.10)	$0.69	$0.44	$0.35	$(0.05)

The Company’s net sales, gross profit and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREX COMPANY, INC.

By:	/s/ Paul D. Fletcher

Paul D. Fletcher Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 5, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Robert G. Matheny Robert G. Matheny	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Paul D. Fletcher Paul D. Fletcher	Senior Vice President and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ William F. Andrews William F. Andrews	Director

/s/ Paul A. Brunner Paul A. Brunner	Director

/s/ Anthony J. Cavanna Anthony J. Cavanna	Director

/s/ Andrew U. Ferrari Andrew U. Ferrari	Director

/s/ William H. Martin, III William H. Martin, III	Director

/s/ Patricia B. Robinson Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed herewith.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Extension of Consulting Agreement, dated as of February 16, 2004, between the Company and Ferrari Consulting, LLC. Filed herewith.

10.2	Extension of Consulting Agreement, dated as of October 16, 2003, between the Company and Ferrari Consulting, LLC. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed herewith.

10.5	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed herewith.

10.6	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.7	Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.8	Description of Annual Bonus Plan. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.9	Consulting Agreement, dated as of March 17, 2003, between the Company and Ferrari Consulting, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.10	Extension of Consulting Agreement, dated as of July 16, 2003, between the Company and Ferrari Consulting, LLC. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated herein by reference.

10.11	Registration Rights Agreement, dated as of April 7, 1999, among the Company and each of the persons named on the schedule thereto. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference.

10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.17	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Auditors. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.