Form 10-Q
period 2004-03-31
TREX CO INC
filed 2004-05-05
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 28, 2004 was 14,719,517 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,151	$22,516
Trade accounts receivable, net	5,829	31,869
Inventories	45,950	30,270
Prepaid expenses and other assets	1,899	1,334
Deferred income taxes	2,169	1,981

Total current assets	63,998	87,970
Property, plant, and equipment, net	138,062	136,702
Goodwill	6,837	6,837
Other assets	1,558	1,429

Total assets	$210,455	$232,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,734	$7,919
Accrued expenses	7,563	13,697
Income tax payable	200	4,576
Current portion of long-term debt	886	905

Total current liabilities	14,383	27,097

Deferred income taxes	13,174	13,457
Debt-related derivatives	2,202	2,471
Long-term debt, net of current portion	53,490	53,254

Total liabilities	83,249	96,279

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,702,231 and 14,708,733 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	147	147
Additional capital	55,889	56,032
Deferred compensation	(1,829)	(1,687)
Accumulated other comprehensive loss	(1,387)	(1,556)
Retained earnings	74,386	83,723

Total stockholders’ equity	127,206	136,659

Total liabilities and stockholders’ equity	$210,455	$232,938

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2003	2004
Net sales	$68,678	$76,257
Cost of sales	38,920	46,274

Gross profit	29,758	29,983
Selling, general and administrative expenses	12,559	14,139

Income from operations	17,199	15,844
Interest expense, net	(913)	(974)

Income before income taxes	16,286	14,870
Income taxes	6,189	5,533

Net income	$10,097	$9,337

Basic earnings per common share	$0.70	$0.64

Basic weighted average shares outstanding	14,403,945	14,587,853

Diluted earnings per common share	$0.69	$0.63

Diluted weighted average shares outstanding	14,624,823	14,751,621

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2004
OPERATING ACTIVITIES
Net income	$10,097	$9,337
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	746	571
Equity method losses	75	46
Amortization of deferred compensation and financing costs	226	225
Depreciation	3,043	3,324
Loss on disposal of property, plant and equipment	15	18
Changes in operating assets and liabilities:
Trade accounts receivable	(13,073)	(26,040)
Inventories	9,935	15,680
Prepaid expenses and other assets	(696)	503
Trade accounts payable	3,031	2,185
Accrued expenses	(1,593)	6,134
Income tax payable	5,067	4,805

Net cash provided by operating activities	16,873	16,788

INVESTING ACTIVITIES
Loan to Denplax, S.A.	—	(369)
Expenditures for property, plant and equipment	(3,239)	(1,982)

Net cash used in investing activities	(3,239)	(2,351)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(202)	(217)
Proceeds from employee stock purchase and option plans	47	145
Proceeds from exercise of warrant	5,268	—

Net cash provided by (used in) financing activities	5,113	(72)

Net increase in cash and cash equivalents	18,747	14,365
Cash and cash equivalents at beginning of period	14,893	8,151

Cash and cash equivalents at end of period	$33,640	$22,516

Supplemental Disclosure:
Cash paid for interest	$417	$292
Cash paid for income taxes	$376	$161

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc., a Delaware corporation (together with its subsidiaries, the “Company”), was incorporated in 1998. The Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and polyethylene. The Company operates in one business segment.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2003	March 31, 2004
Finished goods	$36,227	$20,378
Raw materials	9,723	9,892

	$45,950	$30,270

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December, 31, 2003	March 31, 2004
Accrued sales and marketing costs	$1,732	$6,981
Accrued compensation and benefits	3,131	2,619
Accrued interest	156	1,024
Deferred rent	383	399
Other	2,161	2,674

Accrued expenses	$7,563	$13,697

5. DEBT

The Company’s outstanding debt consists of senior secured notes and real estate loans. The Company also has a revolving credit facility that provides for borrowing up to $20.0 million. Amounts drawn under the Company’s revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of March 31, 2004, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $42.2 million.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of March 31, 2004, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At March 31, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its $14.2 million principal amount of floating-rate real estate loans.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2003	2004
Numerator:
Net income available to common shareholders	$10,097	$9,337

Denominator:
Basic weighted average shares outstanding	14,403,945	14,587,853
Impact of potential common shares:
Options	95,695	90,331
Warrants	72,309	—
Restricted stock	52,874	73,437

Diluted weighted average shares outstanding	14,624,823	14,751,621

Basic earnings per share	$0.70	$0.64

Diluted earnings per share	$0.69	$0.63

7. STOCK-BASED COMPENSATION

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

	Three Months Ended Ended March 31,
	2003	2004
Net income, as reported	$10,097	$9,337
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$379	$404

Pro forma net income	$9,718	$8,933
Earnings per share:
Basic-as reported	$0.70	$0.64
Basic-pro forma	$0.67	$0.61
Diluted-as reported	$0.69	$0.63
Diluted-pro forma	$0.66	$0.61

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-6%; no dividends; expected life of the options of approximately five years; and volatility of 53-81%.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the three months ended March 31, 2002 and 2003 accounted for approximately 31% and 36% of annual net sales in 2002 and 2003, respectively.

9. NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of variable interest entity for which an enterprise is considered the primary beneficiary. The primary beneficiary absorbs a majority of an entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Previously, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company adopted the Interpretation in the three months ended March 31, 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations.

In 2000, the Company formed a joint venture, Denplax, S.A., (“Denplax”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Denplax is considered a variable interest entity as defined in the Interpretation, however the Company has determined that it is not the primary beneficiary. In 2000, Denplax was initially financed with equity contributions from the Company and its other partners and debt financing. In 2003, the Company and the other partners made additional equity contributions. Under a supply agreement, the Company has agreed to purchase up to 27,200 tons of the Denplax plant’s production per year, if the production meets certain product specifications. The Company purchased 4.9 tons for approximately $1.5 million, including freight, in the three months ended March 31, 2003 and 4.2 tons for approximately $1.2 million, including freight, in the three months ended March 31, 2004. As of March 31, 2004, the carrying value of the Company’s investment in Denplax was approximately $0.8 million. As of March 31, 2004, the Company owed approximately $0.1 million to Denplax for trade payables. During the 2004 quarter, the Company also loaned Denplax approximately $0.4 million under a short-term financing arrangement. The amounts borrowed under the arrangement are expected to be repaid in 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements in this report to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Such risks include the Company’s ability to develop or increase market acceptance of Trex, including new products and applications; the Company’s lack of product diversification and reliance on sales of Trex Wood-Polymer® lumber; the Company’s plan to increase production levels; the Company’s current dependence on its two manufacturing sites; the Company’s reliance on the supply of raw materials used in its production process; the Company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company’s ability to manage its growth; the Company’s significant capital investments and ability to access the capital markets; and the Company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004.

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

Net sales consist of sales and freight, net of returns and discounts. Cost of sales consists of raw material costs, direct labor costs and manufacturing overhead costs, including depreciation and freight. The largest component of selling, general administrative expenses is branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, and office occupancy costs attributable to such functions, as well as depreciation and amortization expense.

Net sales for the three months ended March 31, 2004 (the “2004 quarter”) increased compared to net sales for the three months ended March 31, 2003 (the “2003 quarter”) principally due to the Company’s higher-priced Trex Accents product, which is a textured board. The Trex Accents product accounted for approximately 19% of total product sold in the 2004 quarter.

The Company expanded its “early buy” sales incentive program through April rather than terminating in March. The Company expects that the extension of this program to April will result in the shift of some sales from the first to the second quarter of 2004.

In April 2004, the Company entered an agreement with Home Depot, the world’s leading home improvement retailer, to begin selling Trex decking products through Home Depot in selected markets. In addition, Trex decking and railing products will be available nationally in Home Depot stores via special order through the Company’s existing distribution channels.

Managing raw materials cost and manufacturing performance continued to be a priority for the Company in the 2004 quarter. These factors contributed to a reduction in gross profit margin compared to the 2003 quarter. Manufacturing unit costs increased because of higher raw material costs and lower utilization rates, which resulted in an unfavorable absorption of fixed manufacturing costs. Due to the sales volume in the 2004 quarter, finished goods inventory declined 38% from the level at December 31, 2003.

The Company continued to support its brand-building efforts through advertising campaigns in print publications and on television. Brand building expenditures in the 2004 quarter increased $1.7 million over the 2003 quarter.

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

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Sales. Net sales in the 2004 quarter increased 11.0% to $76.3 million from $68.7 million in the 2003 quarter. The increase in net sales was primarily attributable to an increase in revenue per product unit. The increase in revenue per product unit resulted from the higher priced Accent product and, to a lesser extent, an annual price increase of 3.5% in the second quarter of 2003. The number of dealer outlets remained at approximately 3,300 at March 31, 2004 and 2003.

Gross Profit. Gross profit increased 0.8% to $30.0 million in the 2004 quarter from $29.8 million in the 2003 quarter. The increase was primarily attributable to increased net sales largely offset by higher unit manufacturing costs, primarily increased raw material costs and lower utilization rates, which resulted in decreased absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 39.3% in 2004 from 43.3% in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.6% to $14.1 million in the 2004 quarter from $12.6 million in the 2003 quarter. The higher selling, general and administrative expenses resulted principally from a $1.7 million increase in branding expenses. As a percentage of net sales, selling, general and administrative expenses increased to 18.5% in the 2004 quarter from 18.3% in the 2003 quarter.

Interest Expense. Net interest expense increased to $1.0 million in the 2004 quarter from $0.9 million in the 2003 quarter. The increase in net interest expense resulted from a decrease in interest income, which was attributable to lower market rates of interest earned on the Company’s cash balances. The Company capitalized $0.2 million of interest on construction in process in both the 2004 and 2003 quarters.

Provision for Income Taxes. The Company recorded a provision for income taxes of $5.5 million in the 2004 quarter compared to a provision of $6.2 million in the 2003 quarter. The provisions reflect an effective tax rate of approximately 37% in the 2004 quarter and a rate of approximately 38% in the 2003 quarter.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2004 quarter was $16.8 million compared to cash provided by operating activities of $16.9 million for the 2003 quarter. The level of cash flow in the 2004 quarter was adversely affected by lower net income and an increase in accounts receivable. The effect of these factors was offset in part by a decrease in inventory levels. Receivables increased from $5.8 million at December 31, 2003 to $31.9 at March 31, 2004 as the Company offered customers extended payment terms in the 2004 quarter to compliment the “early buy” sales programs. The Company’s inventories decreased from $46.0 million at December 31, 2003 to $30.3 million at March 31, 2004 as a result of sales volume. An increase in payables and accrued expenses resulting from the normal timing of payments had a positive effect on cash flows from operating activities in the 2004 quarter.

The Company’s cash used in investing activities totaled $2.4 million in the 2004 quarter, compared to cash used in investing activities of $3.2 million in the 2003 quarter, and primarily related to expenditures for the purchase of property, plant equipment to support expanding manufacturing capacity.

The Company’s cash used in financing activities was $0.1 million in the 2004 quarter compared to cash provided by financing activities of $5.1 million in the 2003 quarter. In the 2003 quarter, the lender under the Company’s former senior bank credit facility exercised a warrant to purchase 353,779 shares of the Company’s common stock for a total purchase price of approximately $5.3 million.

Capitalization. As of March 31, 2004, the Company’s indebtedness totaled $56.6 million and had an annualized overall weighted average interest rate of approximately 8.4%.

The Company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of March 31, 2004, the borrowing base was $42.2 million and no borrowings were outstanding under the facility.

Interest. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At March 31, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its $14.2 million principal amount of floating-rate real estate loans.

Debt Covenants. To remain in compliance with its credit facility and senior secured note covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of March 31, 2004, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2004 quarter totaling $2.0 million, primarily to expand manufacturing capacity. The Company currently estimates that its capital requirements in 2004 will total approximately $25 to $35 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

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

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At March 31, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $14.2 million of floating-rate debt.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Trex Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the first fiscal quarter of 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) The Company files herewith the following exhibits:

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(b) Reports on Form 8-K. During the period covered by this report, the Company furnished information in the current reports on Form 8-K identified below. The information in these current reports on Form 8-K was furnished pursuant to Item 9 or Item 12 and, as such, is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Date of Report	Item Reported
March 15, 2004	Item 9 (execution of Rule 10b5-1 sales plan by an executive officer and a director).

March 1, 2004	Item 9 (execution of Rule 10b5-1 sales plan by a director).

February 23, 2004	Item 12 (press release announcing operating results for the quarter and fiscal year ended December 31, 2003).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 5, 2004	By:	/s/ Paul D. Fletcher

Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.