Form 10-Q
period 2004-06-30
TREX CO INC
filed 2004-08-05
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 30, 2004 was 14,742,355 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,151	$38,888
Trade accounts receivable, net	5,829	31,228
Inventories	45,950	18,730
Prepaid expenses and other assets	1,899	2,705
Deferred income taxes	2,169	2,453

Total current assets	63,998	94,004
Property, plant, and equipment, net	138,062	139,735
Goodwill	6,837	6,837
Other assets	1,558	2,052

Total assets	$210,455	$242,628

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,734	$7,019
Accrued expenses	7,563	12,667
Income taxes payable	200	3,955
Current portion of long-term debt	886	16,918

Total current liabilities	14,383	40,559

Deferred income taxes	13,174	14,633
Debt-related derivatives	2,202	1,663
Long-term debt, net of current portion	53,490	37,023

Total liabilities	83,249	93,878

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,702,231 and 14,720,796 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	147	147
Additional capital	55,889	56,405
Deferred compensation	(1,829)	(1,545)
Accumulated other comprehensive loss	(1,387)	(1,048)
Retained earnings	74,386	94,791

Total stockholders’ equity	127,206	148,750

Total liabilities and stockholders’ equity	$210,455	$242,628

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net sales	$59,198	$83,407	$127,876	$159,664
Cost of sales	32,300	46,425	71,220	92,699

Gross profit	26,898	36,982	56,656	66,965
Selling, general and administrative expenses	15,903	18,528	28,462	32,667

Income from operations	10,995	18,454	28,194	34,298
Interest expense, net	(884)	(935)	(1,797)	(1,909)

Income before taxes	10,111	17,519	26,397	32,389
Income taxes	3,578	6,451	9,767	11,984

Net income	$6,533	$11,068	$16,630	$20,405

Basic earnings per common share	$0.45	$0.76	$1.15	$1.40

Basic weighted average shares outstanding	14,547,481	14,598,435	14,476,110	14,593,144

Diluted earnings per common share	$0.44	$0.75	$1.13	$1.38

Diluted weighted average shares outstanding	14,751,928	14,771,024	14,692,551	14,765,333

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$16,630	$20,405
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,200	1,081
Equity method losses	150	71
Amortization of deferred compensation and financing costs	451	452
Depreciation	6,075	6,576
Loss on disposal of property, plant and equipment	21	80
Changes in operating assets and liabilities:
Trade accounts receivable	(21,107)	(25,399)
Inventories	6,448	27,220
Prepaid expenses and other assets	(1,266)	(806)
Trade accounts payable	1,617	1,285
Accrued expenses	(1,928)	5,104
Income taxes payable	1,088	3,755

Net cash provided by operating activities	9,379	39,824

INVESTING ACTIVITIES
Loans to Denplax, S.A.	—	(731)
Expenditures for property, plant and equipment	(7,891)	(8,328)

Net cash used in investing activities	(7,891)	(9,059)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(406)	(435)
Proceeds from employee stock purchase and option plans	386	407
Proceeds from exercise of warrant	5,268	—

Net cash provided by (used in) financing activities	5,248	(28)

Net increase in cash and cash equivalents	6,736	30,737
Cash and cash equivalents at beginning of period	14,893	8,151

Cash and cash equivalents at end of period	$21,629	$38,888

Supplemental Disclosure:
Cash paid for interest	$2,288	$2,292
Cash paid for income taxes	$7,505	$6,649

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2003 and 2004

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2003	June 30, 2004
Finished goods	$36,227	$10,833
Raw materials	9,723	7,897

	$45,950	$18,730

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2003	June 30, 2004
Accrued sales and marketing costs	$1,732	$3,484
Accrued compensation and benefits	3,131	3,570
Professional fees and legal costs	465	1,901
Accrued interest	156	191
Deferred rent	383	414
Other	1,696	3,107

Accrued expenses	$7,563	$12,667

5. DEBT

The Company’s outstanding debt consists of senior secured notes and real estate loans. The Company also has a revolving credit facility that provides for borrowing up to $20.0 million. Amounts drawn under the Company’s revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2004, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $35.4 million.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. As of June 30, 2004, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At June 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its $13.9 million principal amount of floating-rate real estate loans.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Month Ended June 30,
	2003	2004	2003	2004
Numerator:
Net income available to common shareholders	$6,533	$11,068	$16,630	$20,405
Denominator:
Basic weighted average shares outstanding	14,547,481	14,598,435	14,476,110	14,593,144
Impact of potential common shares:
Options	137,826	94,735	115,787	94,576
Warrants	—	—	38,324	—
Restricted stock	66,621	77,854	62,330	77,613

Diluted weighted average shares outstanding	14,751,928	14,771,024	14,692,551	14,765,333

Basic earnings per share	$0.45	$0.76	$1.15	1.40

Diluted earnings per share	$0.44	$0.75	$1.13	1.38

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income, as reported	$6,533	$11,068	$16,630	$20,405
Deduct: Additional stock-based employee compensation expense determined under the fair value based method, net of related tax effects	$379	$414	$758	$828

Pro forma net income	$6,154	$10,654	$15,872	$19,577
Earnings per share:
Basic-as reported	$0.45	$0.76	$1.15	$1.40
Basic-pro forma	$0.42	$0.73	$1.10	$1.34
Diluted-as reported	$0.44	$0.75	$1.13	$1.38
Diluted-pro forma	$0.42	$0.72	$1.08	$1.33

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-6%; no dividends; expected life of the options of approximately five years; and volatility of 53-81%.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the six months ended June 30, 2002 and 2003 accounted for approximately 59% and 67% of annual net sales in 2002 and 2003, respectively.

9. NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of any variable interest entity for which an enterprise is considered the primary beneficiary. The primary beneficiary absorbs a majority of an entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Previously, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company adopted the Interpretation in the three months ended March 31, 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations.

In 2000, the Company formed a joint venture, Denplax, S.A., (“Denplax”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Denplax is considered a variable interest entity as defined in the Interpretation, but the Company has determined that it is not the primary beneficiary. In 2000, Denplax was initially financed with equity contributions from the Company and its other partners and with debt financing. In 2003, the Company and the other partners made additional equity contributions. Under a supply agreement, the Company has agreed to purchase up to 27,200 tons of the Denplax plant’s production per year, if the production meets certain product specifications. The Company purchased 8,500 tons for approximately $2.3 million, excluding freight, in the six months ended June 30, 2003 and 7,800 tons for approximately $1.5 million, excluding freight, in the six months ended June 30, 2004. As of June 30, 2004, the carrying value of the Company’s investment in Denplax was approximately $0.7 million. As of June 30, 2004, the Company had prepaid approximately $0.3 million to Denplax for purchases under the supply agreement. During the six months ended June 30, 2004, the Company also loaned Denplax approximately $0.7 million under a short-term financing arrangement.

10. COMMITMENTS AND CONTINGENCIES

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging patent infringement against the Company. The Company has denied any liability and filed a counterclaim against the plaintiff for a declaratory judgment of invalidity, non-infringement and unenforceability. On October 17, 2002, the District Court, based upon its construction of certain terms in the plaintiff’s patent, granted summary judgment to the Company, holding that the Company does not infringe any of the plaintiff’s patent claims, and, in addition, holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, in a 2-1 decision, the Court of Appeals reversed the District Court’s grant of summary judgment to the Company, and remanded the case to the District Court for further proceedings. The Company is seeking rehearing of the decision by the Court of Appeals.

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, in April 2002, the Company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation, seeking to enforce a provision in the Company’s 1996 purchase agreement with Mobil Oil Corporation, the predecessor of ExxonMobil Corporation, pursuant to which the Company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation. Pursuant to this provision, Mobil agreed to indemnify the Company for any losses, including reasonable legal fees, incurred by the Company as a result of a patent infringement claim by Mr. Nystrom. In May 2003, the District Court entered summary judgment in favor of the Company, and ordered ExxonMobil to indemnify the Company for all such losses. A final judgment and determination of the total amount of damages due to the Company to date has not yet been entered by the District Court. Accordingly, ExxonMobil’s time to appeal has not yet begun. The District Court has entered an order staying final determination of total damages due to the Company pending resolution of the Nystrom appeal.

On July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey – Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs seek reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the Superior Court certified the following three class action cases against the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties.

The Company does not presently expect that the resolution of any of these matters will have a material adverse effect on the Company’s financial condition, although the ultimate resolution of legal proceedings of this nature cannot be predicted with certainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements in this report to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Such risks include the Company’s ability to develop or increase market acceptance of Trex, including new products and applications; the Company’s lack of product diversification and reliance on sales of Trex Wood-Polymer® lumber; the Company’s plan to increase production levels; the Company’s current dependence on its two manufacturing sites; the Company’s reliance on the supply of raw materials used in its production process; the Company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the Company’s ability to manage its growth; the Company’s significant capital investments and ability to access the capital markets; and the Company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2004.

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

Net sales for the six months ended June 30, 2004 (the “2004 six-month period”) increased compared to net sales for the six months ended June 30, 2003 (the “2003 six-month period”). The increase in net sales was primarily attributable to an increase in sales volume of 10.8% and to an increase in revenue per product unit. The increase in revenue per product unit resulted from sales of the higher-priced Accents product and, to a lesser extent, a price increase of 5.0% for the Origins and railing products in the 2004 second quarter. The Accents product accounted for approximately 20% of total product sold in the 2004 six-month period.

During 2004, the Company expanded its “early buy” sales incentive programs. The programs provide financial incentives to the Company’s customers that place orders for products and take shipment by specified dates. The Company does not believe that expanding the shipment period under the programs significantly affected the operating results for the 2004 six-month period compared to the 2003 six-month period. In 2003 and prior years, qualified purchases under the programs were required to be shipped prior to the end of March. In 2004, the Company expanded the programs to include product shipments through April 30, 2004. The Company believes that expanding these programs to the end of April had the effect of shifting certain shipments from the first quarter of 2004 to April 2004. The Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the Company’s manufacturing facilities. By extending the programs to April, shipments of certain orders, and accordingly the revenues associated with those shipments, shifted from the first to the second quarter.

In April 2004, the Company entered an agreement with Home Depot, the world’s leading home improvement retailer. In June 2004, the Company began selling decking products through Home Depot in selected markets and making decking and railing products available nationally in Home Depot stores via special order through the Company’s existing distribution channels.

Managing raw materials cost and manufacturing performance continued to be a priority for the Company in the 2004 six-month period. These factors contributed to a reduction in gross profit as a percentage of sales compared to the 2003 six-month period. Manufacturing unit costs increased because of higher raw material costs and lower utilization rates, which resulted in an unfavorable absorption of fixed manufacturing costs. Due to the sales volume in the 2004 six-month period, finished goods inventory declined 70.0% from the level at December 31, 2003.

The Company continued to support its branding efforts through advertising campaigns in print publications and on television. Branding expenditures in the 2004 six-month period increased $1.1 million over the 2003 six-month period.

To support further growth, the Company must maintain sufficient manufacturing capacity. Although the Company’s production capacity at the two existing sites will be sufficient to meet anticipated demand for Trex through 2004, the Company has begun the process of developing a third manufacturing site. It has acquired the land for this site and intends to commence construction of a facility and purchase equipment later in 2004. Completion of a third site will require substantial capital expenditures in 2004 and subsequent years.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Sales. Net sales in the three months ended June 30, 2004 (the “2004 quarter”) increased 40.9% to $83.4 million from $59.2 million in the three months ended June 30, 2003 (the “2003 quarter”). The increase in net sales was primarily attributable to an increase in sales volume of 24.7% and to an increase in revenue per product unit. The increase in revenue per product unit resulted from sale of the higher-priced Accent product and, to a lesser extent, a price increase of 5.0% for the Origins and railing products, partially offset by discounts and incentives offered to customers as part of the ‘early buy’ sales programs. The number of dealer outlets remained at approximately 3,300 at June 30, 2004 and 2003.

Gross Profit. Gross profit increased 37.5% to $37.0 million in the 2004 quarter from $26.9 million in the 2003 quarter. The increase was primarily attributable to the increase in net sales. The effect of the higher net sales was partially offset by the effects of discounts and incentives offered to customers as part of the “early buy” sales programs and higher unit manufacturing costs arising primarily from increased raw material costs and lower utilization rates, which resulted in decreased absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 44.3% in 2004 from 45.4% in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.5% to $18.5 million in the 2004 quarter from $15.9 million in the 2003 quarter. The higher selling, general and administrative expenses resulted principally from a $1.4 million increase in professional fees and legal costs, including expenses related to ongoing litigation, a $1.2 million increase in compensation and benefits, and a $0.2 million increase in other professional fees. The effect of these increases was partially offset by a $0.6 million decrease in branding expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 22.2% in the 2004 quarter from 26.9% in the 2003 quarter.

Interest Expense. Net interest expense totaled $0.9 million in the 2004 quarter, which was unchanged from the 2003 quarter. A decrease in interest income of approximately $0.1 million was offset by an increase in capitalized interest. The Company capitalized $0.3 million and $0.2 million of interest on construction in process in the 2004 and 2003 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $6.5 million in the 2004 quarter compared to a provision of $3.6 million in the 2003 quarter. The provisions reflect an effective tax rate of approximately 37% in the 2004 quarter and a rate of approximately 35% in the 2003 quarter.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Sales. Net sales in the 2004 six-month period increased 24.9% to $159.7 million from $127.9 million in the 2003 six-month period. The increase in net sales was primarily attributable to an increase in sales volume of 10.8% and to an increase in revenue per product unit. The increase in revenue per product unit resulted from sales of the higher-priced Accents product and, to a lesser extent, a price increase of 5.0% for the Origins and railing products in the 2004 second quarter.

Gross Profit. Gross profit increased 18.2% to $67.0 million in the 2004 six-month period from $56.7 million in the 2003 six-month period. The increase was primarily attributable to the increase in net sales. The effect of the higher net sales was partially offset by higher unit manufacturing costs arising primarily from increased raw material costs and lower utilization rates, which resulted in decreased absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 41.9% in 2004 from 44.3% in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 14.8% to $32.7 million in the 2004 six-month period from $28.5 million in the 2003 six-month period. The higher selling, general and administrative expenses resulted principally from a $2.0 million increase in compensation and benefit expenses, a $1.1 million increase in branding expenses and a $1.0 million increase in professional fees and legal costs, including expenses related to ongoing litigation. As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% in the 2004 six-month period from 22.3% in the 2003 six-month period.

Interest Expense. Net interest expense increased to $1.9 million in the 2004 six-month period from $1.8 million in the 2003 six-month period. The increase in net interest expense resulted from a decrease in interest income, which was attributable to lower market rates of interest earned on the Company’s cash balances. The Company capitalized $0.5 million of interest on construction in process in each of the 2004 and 2003 six-month periods.

Provision for Income Taxes. The Company recorded a provision for income taxes of $12.0 million in the 2004 six-month period compared to a provision of $9.8 million in the 2003 six-month period. The provisions reflect an effective tax rate of approximately 37% in the 2004 and 2003 six-month periods.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2004 six-month period was $39.8 million compared to cash provided by operating activities of $9.4 million for the 2003 six-month period. The level of cash flow in the 2004 six-month period was positively affected by higher net income and a decrease in inventory levels. The effect of these factors was offset in part by a increase in accounts receivable. The Company’s inventories decreased from $46.0 million at December 31, 2003 to $18.7 million at June 30, 2004, as sales volume exceeded production volume. Receivables increased from $5.8 million at December 31, 2003 to $31.2 at June 30, 2004 as the Company offered customers extended payment terms in the 2004 six-month period as part of its “early buy” sales programs. The increase in accounts payable and accrued expenses resulting from an increased level of expenditures had a positive effect on cash flows from operating activities in the 2004 six-month period.

The Company’s cash used in investing activities totaled $9.1 million in the 2004 six-month period, compared to cash used in investing activities of $7.9 million in the 2003 six-month period, and related primarily to expenditures for the purchase of property, plant equipment to support expanding manufacturing capacity.

The Company’s cash used in financing activities was $28,000 in the 2004 six-month period compared to cash provided by financing activities of $5.2 million in the 2003 six-month period. In the 2003 six-month period, the lender under the Company’s former senior bank credit facility exercised a warrant to purchase 353,779 shares of the Company’s common stock for a total purchase price of approximately $5.3 million.

Capitalization. As of June 30, 2004, the Company’s indebtedness totaled $53.9 million and had an annualized overall weighted average interest rate of approximately 8.4%. The Company’s ability to borrow under it’s revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of June 30, 2004, the borrowing base was $35.4 million and no borrowings were outstanding under the facility. In June 2005, the revolving credit facility and $8.9 million of the real estate loans mature and the first of five principal payments of $8.0 million on the senior secured notes will be payable. The Company plans to modify the revolving credit facility to, among other things, extend its maturity and refinance these real estate loans in the second half of 2004.

Interest. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At June 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on all of its $13.9 million principal amount of floating-rate real estate loans.

Debt Covenants. To remain in compliance with its credit facility and senior secured note covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of June 30, 2004, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2004 six-month period totaling $8.3 million, primarily to expand manufacturing capacity. The Company currently estimates that its capital requirements in 2004 will total approximately $25 to $35 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At June 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.4% on its $13.9 million of floating-rate debt.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Trex Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the second fiscal quarter of 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging patent infringement against the Company. The Company has denied any liability and filed a counterclaim against the plaintiff for a declaratory judgment of invalidity, non-infringement and unenforceability. On October 17, 2002, the District Court, based upon its construction of certain terms in the plaintiff’s patent, granted summary judgment to the Company, holding that the Company does not infringe any of the plaintiff’s patent claims, and, in addition, holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, in a 2-1 decision, the Court of Appeals reversed the District Court’s grant of summary judgment to the Company, and remanded the case to the District Court for further proceedings. The Company is seeking rehearing of the decision by the Court of Appeals.

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2003, in April 2002, the Company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation, seeking to enforce a provision in the Company’s 1996 purchase agreement with Mobil Oil Corporation, the predecessor of ExxonMobil Corporation, pursuant to which the Company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation. Pursuant to this provision, Mobil agreed to indemnify the Company for any losses, including reasonable legal fees, incurred by the Company as a result of a patent infringement claim by Mr. Nystrom. In May 2003, the District Court entered summary judgment in favor of the Company, and ordered ExxonMobil to indemnify the Company for all such losses. A final judgment and determination of the total amount of damages due to the Company to date has not yet been entered by the District Court. Accordingly, ExxonMobil’s time to appeal has not yet begun. The District Court has entered an order staying final determination of total damages due to the Company pending resolution of the Nystrom appeal.

On July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey – Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs seek reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the Superior Court certified the following three class action cases against the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2004 annual meeting of stockholders on April 28, 2004.

(c)	The following sets forth information regarding each matter voted upon at the 2004 annual meeting. There were 14,708,608 shares of common stock outstanding as of the record date for, and entitled to vote, at the 2004 annual meeting.

Proposal 1. The stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term, which will expire at the annual meeting of stockholders in 2007. The tabulation of votes of this proposal is as follows:

Nominees	Votes for	Votes Withheld
William F. Andrews	13,176,780	161,861
Paul A. Brunner	13,189,532	149,109
Andrew U. Ferrari	13,251,140	87,501

Proposal 2. The stockholders approved a proposal to ratify the appointment of Ernst & Young LLP as the Company’s, independent auditors for the 2004 fiscal year. The tabulation of votes on this proposal is as follows:

Votes For	13,136,669
Votes Against	193,270
Abstentions	8,702

Item 6. Exhibits and Reports on Form 8-K

(a)	The Company files herewith the following exhibits:

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

(b)	Reports on Form 8-K. During the period covered by this report, the Company furnished information in the current reports on Form 8-K identified below.

Date of Report	Item Reported
April 20, 2004	Item 12 (press release announcing operating results for the quarter ended March 31, 2004).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 5, 2004	By:	/s/ Paul D. Fletcher
Paul D. Fletcher Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.