Form 10-Q
period 2004-09-30
TREX CO INC
filed 2004-11-04
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 29, 2004 was 14,810,718 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,151	$61,857
Trade accounts receivable, net	5,829	12,752
Inventories	45,950	21,908
Prepaid expenses and other assets	1,899	4,297
Deferred income taxes	2,169	2,471

Total current assets	63,998	103,285
Property, plant, and equipment, net	138,062	143,700
Goodwill	6,837	6,837
Other assets	1,558	2,012

Total assets	$210,455	$255,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,734	$7,152
Accrued expenses	7,563	15,819
Income taxes payable	200	3,493
Current portion of long-term debt	886	8,942

Total current liabilities	14,383	35,406

Deferred income taxes	13,174	15,239
Debt-related derivatives	2,202	1,937
Long-term debt, net of current portion	53,490	44,778

Total liabilities	83,249	97,360

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,702,231 and 14,808,396 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	147	148
Additional capital	55,889	59,056
Deferred compensation	(1,829)	(1,402)
Accumulated other comprehensive loss	(1,387)	(1,220)
Retained earnings	74,386	101,892

Total stockholders’ equity	127,206	158,474

Total liabilities and stockholders’ equity	$210,455	$255,834

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net sales	$41,224	$64,350	$169,100	$224,014
Cost of sales	21,779	39,667	92,999	132,366

Gross profit	19,445	24,683	76,101	91,648
Selling, general and administrative expenses	10,457	12,947	38,919	45,614

Income from operations	8,988	11,736	37,182	46,034
Interest expense, net	(858)	(640)	(2,655)	(2,549)

Income before taxes	8,130	11,096	34,527	43,485
Income taxes	3,008	3,995	12,775	15,979

Net income	$5,122	$7,101	$21,752	$27,506

Basic earnings per common share	$0.35	$0.48	$1.50	$1.88

Basic weighted average common shares outstanding	14,561,950	14,654,891	14,505,037	14,613,877

Diluted earnings per common share	$0.35	$0.48	$1.48	$1.86

Diluted weighted average common shares outstanding	14,731,373	14,856,343	14,715,170	14,791,463

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2004
OPERATING ACTIVITIES
Net income	$21,752	$27,506
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,817	2,326
Equity method losses	150	37
Amortization of deferred compensation and financing costs	677	678
Depreciation	9,206	10,209
Loss on disposal of property, plant and equipment	21	79
Changes in operating assets and liabilities:
Trade accounts receivable	(12,248)	(6,923)
Inventories	(5,104)	24,042
Prepaid expenses and other assets	(939)	(2,398)
Trade accounts payable	5,196	61
Accrued expenses	(1,043)	9,613
Income taxes payable	612	3,293

Net cash provided by operating activities	21,097	68,523

INVESTING ACTIVITIES
Loans to Denplax, S.A.	—	(740)
Expenditures for property, plant and equipment	(13,290)	(15,926)

Net cash used in investing activities	(13,290)	(16,666)

FINANCING ACTIVITIES
Principal payments under mortgages	(611)	(656)
Proceeds from employee stock purchase and option plans	646	2,505
Proceeds from exercise of warrant	5,268	—

Net cash provided by financing activities	5,303	1,849

Net increase in cash and cash equivalents	13,110	53,706
Cash and cash equivalents at beginning of period	14,893	8,151

Cash and cash equivalents at end of period	$28,003	$61,857

Supplemental Disclosure:
Cash paid for interest	$2,641	$2,578
Cash paid for income taxes	$9,219	$9,855

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2003 and 2004

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2003	September 30, 2004
Finished goods	$36,227	$12,538
Raw materials	9,723	9,370

	$45,950	$21,908

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December, 31, 2003	September 30, 2004
Accrued sales and marketing costs	$1,732	$3,757
Accrued compensation and benefits	3,131	5,523
Professional fees and legal costs	465	2,136
Accrued interest	156	1,047
Deferred rent	383	424
Other	1,696	2,932

Accrued expenses	$7,563	$15,819

5. DEBT

The Company’s outstanding debt consists of senior secured notes and real estate loans. The Company also has a revolving credit facility that provides for borrowing up to $20.0 million. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At September 30, 2004, no borrowings were outstanding under the revolving credit facility.

The revolving credit facility, real estate loans and the senior secured notes contain negative and financial covenants. At September 30, 2004, the Company was in compliance with these covenants.

On September 30, 2004, the Company amended the revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortizations, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.5% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender released its security interest in the Company’s assets under the revolving credit facility. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans. At September 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.1% on all of its $13.7 million principal amount of floating-rate real estate loans.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Numerator:
Net income available to common shareholders	$5,122	$7,101	$21,752	$27,506

Denominator:
Basic weighted average shares outstanding	14,561,950	14,654,891	14,505,037	14,613,877
Impact of potential common shares:
Options	103,845	114,360	118,794	93,967
Warrants	—	—	25,339	—
Restricted stock	65,578	87,092	66,001	83,619

Diluted weighted average shares outstanding	14,731,373	14,856,343	14,715,170	14,791,463

Basic earnings per share	$0.35	$0.48	$1.50	$1.88

Diluted earnings per share	$0.35	$0.48	$1.48	$1.86

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$5,122	$7,101	$21,752	$27,506
Deduct: Additional stock-based employee compensation expense determined under the fair value based method, net of related tax effects	$393	$455	$1,151	1,364

Pro forma net income	$4,729	$6,646	$20,601	$26,142
Earnings per share:
Basic-as reported	$0.35	$0.48	$1.50	$1.88
Basic-pro forma	$0.32	$0.45	$1.42	$1.79
Diluted-as reported	$0.35	$0.48	$1.48	$1.86
Diluted-pro forma	$0.32	$0.45	$1.40	$1.77

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-6%; no dividends; expected life of the options of approximately five years; and volatility of 53-81%.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the nine months ended September 30, 2002 and 2003 accounted for approximately 88% and 89% of annual net sales in 2002 and 2003, respectively.

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

In 2000, the Company formed a joint venture, Denplax, S.A., (“Denplax”) with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Denplax is considered a variable interest entity as defined in the Interpretation, but the Company has determined that it is not the primary beneficiary. In 2000, Denplax was initially financed with equity contributions from the Company and its other partners and with debt financing. In 2003, the Company and the other partners made additional equity contributions. Under a supply agreement, the Company has agreed to purchase up to 27,200 tons of the Denplax plant’s production per year, if the production meets certain product specifications. The Company purchased 12,100 tons for approximately $2.2 million, excluding freight, in the nine months ended September 30, 2003 and 10,700 tons for approximately $2.3 million, excluding freight, in the nine months ended September 30, 2004. As of September 30, 2004, the carrying value of the Company’s investment in Denplax was approximately $0.8 million. As of September 30, 2004, the Company had prepaid approximately $0.6 million to Denplax for purchases under the supply agreement. During the nine months ended September 30, 2004, the Company also loaned Denplax approximately $0.7 million under a financing arrangement.

10. COMMITMENTS AND CONTINGENCIES

As most recently reported in the Company’s report on Form 10-Q for the quarterly period ended June 30, 2004, on July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey – Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs seek reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the Superior Court certified the following three class action cases against the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties. On August 24, 2004, the Court preliminarily approved a proposed settlement of the action. Notice of the proposed settlement has been given by the Company to the class members. The final fairness hearing is scheduled for December 10, 2004 at which time the Court will determine whether to grant final approval of the settlement. Although the Company denies the allegations in the complaint, pursuant to the terms of the proposed settlement, the Company has agreed that upon proper proof of claim, it will replace, at the Company’s sole expense (including labor), any class member’s product that exhibits certain specified characteristics. The Company has also agreed to modify its warranty in certain respects, and to discontinue certain advertising claims. The proposed settlement does not include the payment of any monetary damages by the Company, although the Company has agreed to pay $1,750,000 in legal fees to plaintiffs’ counsel. The Company does not believe that the implementation of the settlement will have a material adverse effect on the Company’s financial condition.

If the proposed settlement is not approved, the Company does not presently expect that the resolution of this matter will have a material adverse effect on the Company’s financial condition, although the ultimate resolution of legal proceedings of this nature cannot be predicted with certainty.

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

In April 2004, the Company entered into an agreement with Home Depot, the world’s leading home improvement retailer. In June 2004, the Company began selling decking products through Home Depot in selected markets and making decking and railing products available nationally in Home Depot stores via special order through the Company’s existing distribution channels.

Managing raw materials cost and manufacturing performance continued to be one of the Company’s principal operating objectives for 2004. Higher manufacturing unit costs in 2004 have contributed to a reduction in gross profit as a percentage of sales. Manufacturing unit costs have increased because of higher raw material costs and lower utilization rates, which have resulted in an unfavorable absorption of fixed manufacturing costs.

The Company has continued to support its branding efforts through advertising campaigns in print publications and on television. Branding expenditures in the first nine months of 2004 have increased over the prior corresponding period in 2003.

To support further growth, the Company must maintain sufficient manufacturing capacity. Although the Company’s production capacity at its two existing manufacturing sites will be sufficient to meet anticipated demand for Trex through 2004, the Company has begun the process of developing a third manufacturing site. It has acquired the land for this site, commenced construction of a facility and placed its initial equipment orders. Completion of a third site will require substantial capital expenditures in the fourth quarter of 2004 and in subsequent years.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Sales. Net sales in the three months ended September 30, 2004 (the “2004 quarter”) increased 56.1% to $64.4 million from $41.2 million in the three months ended September 30, 2003 (the “2003 quarter”). The increase in net sales was primarily attributable to an increase in sales volume of 38.3% and, to a lesser extent, to an increase in revenue per product unit. The increase in revenue per product unit resulted from sales of the higher-priced Accents product and, to a lesser extent, a price increase, of 5.0% for the Origins product and a price increase of 9.0% for railing products. The number of dealer outlets remained at approximately 3,300 at September 30, 2004 and 2003.

Gross Profit. Gross profit increased 26.9% to $24.7 million in the 2004 quarter from $19.4 million in the 2003 quarter. The increase was primarily attributable to the increase in net sales. The unit manufacturing costs were negatively affected by higher costs for purchased polyethylene and lower manufacturing utilization compared to the 2003 quarter. Purchased polyethylene costs increased 13.4% over the third quarter of 2003. Manufacturing utilization in the 2004 quarter was negatively affected by new product start up activities, product quality initiatives and equipment downtime for repairs. Gross profit as a percentage of net sales decreased to 38.4% in the 2004 quarter from 47.2% in the 2003 quarter.

Selling, General and Administrative Expenses Selling, general and administrative expenses increased 23.8% to $12.9 million in the 2004 quarter from $10.5 million in the 2003 quarter. The higher selling, general and administrative expenses resulted principally from a $1.3 million increase in compensation and benefits, $0.6 million in non-branding-related marketing expenses, and a $0.6 million increase in professional fees and legal costs, including expenses relating to ongoing litigation. In the 2003 quarter, the Company reversed $1.3 million in incentive compensation accruals made earlier in 2003. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under the programs for 2003. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% in the 2004 quarter from 25.4% in the 2003 quarter primarily due to the growth in net sales.

Interest Expense. Net interest expense decreased to $0.6 million in the 2004 quarter from $0.9 million in the 2003 quarter. The decrease in net interest expense resulted from an increase in interest income, which was attributable to increased interest earned on the Company’s higher 2004 cash balances. The Company capitalized $0.4 million and $0.3 million of interest on construction in process in the 2004 and 2003 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $4.0 million in the 2004 quarter compared to a provision of $3.0 million in the 2003 quarter. The provisions reflect an effective tax rate of approximately 36.0% in the 2004 quarter and a rate of approximately 37.0% in the 2003 quarter.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Sales. Net sales in the nine months ended September 30, 2004 (the “2004 nine-month period”) increased 32.5% to $224.0 million from $169.1 million in the nine months ended September 30, 2003 (the “2003 nine-month period”). The increase in net sales was primarily attributable to an increase in sales volume of 17.2% and, to a lesser extent, to an increase in revenue per product unit. The increase in revenue per product unit resulted from sales of the higher-priced Accents product and, to a lesser extent, a price increase of 5.0%, for the Origins product and a price increase of 9.0% for railing products. This increase was partially offset by the effects of discounts and incentives offered to customers as part of the Company’s “early buy” sales programs.

Gross Profit. Gross profit increased 20.4% to $91.6 million in the 2004 nine-month period from $76.1 million in the 2003 nine-month period. The increase was primarily attributable to the increase in net sales. The effect of the higher net sales was partially offset by the effects of discounts and incentives offered to customers as part of the Company’s “early buy” sales programs and higher unit manufacturing costs arising primarily from increased raw material costs and lower utilization rates, which resulted in decreased absorption of fixed manufacturing expenses. Manufacturing utilization in the 2004 nine-month period was negatively affected by new product start up activities, product quality initiatives and equipment downtime for repairs. Gross profit as a percentage of net sales decreased to 40.9% in the 2004 nine-month period from 45.0% in the 2003 nine-month period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 17.2% to $45.6 million in the 2004 nine-month period from $38.9 million in the 2003 nine-month period. The higher selling, general and administrative expenses resulted principally from a $2.9 million increase in compensation and benefit expenses, a $1.3 million increase in sales and marketing expenses, a $0.6 million increase in branding expenses and a $2.1 million increase in professional fees and legal costs, including expenses related to ongoing litigation. As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% in the 2004 nine-month period from 23.0% in the 2003 nine-month period primarily due to the growth in net sales.

Interest Expense. Net interest expense decreased to $2.5 million in the 2004 nine-month period from $2.7 million in the 2003 nine-month period. The decrease in net interest expense resulted from an increase in interest income, which was attributable to increased interest earned on the Company’s higher 2004 cash balances. The Company capitalized $0.9 million and $0.8 million, respectively, of interest on construction in process the 2004 and 2003 nine-month periods.

Provision for Income Taxes. The Company recorded a provision for income taxes of $16.0 million in the 2004 nine-month period compared to a provision of $12.8 million in the 2003 nine-month period. The provisions reflect an effective tax rate of approximately 36.7% in the 2004 nine-month period, and a rate of approximately 37.0% in the 2003 nine-month period.

Liquidity and Capital Resources

The Company has financed its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2004 nine-month period was $68.5 million compared to cash provided by operating activities of $21.1 million for the 2003 nine-month period. The level of cash flow in the 2004 nine-month period was positively affected by higher net sales and a decrease in inventory levels. The effect of these factors was offset in part by a increase in accounts receivable. The Company’s inventories decreased from $46.0 million at December 31, 2003 to $21.9 million at September 30, 2004, as sales volume exceeded production volume. Receivables increased from $5.8 million at December 31, 2003 to $12.8 at September 30, 2004 as a result of higher net sales in September 2004. Operating cash flow for the 2004 nine-month period was positively affected by compensation and benefit expenses accrued but not required to be paid until 2005.

The Company’s cash used in investing activities totaled $16.7 million in the 2004 nine-month period, compared to cash used in investing activities of $13.3 million in the 2003 nine-month period, and related primarily to expenditures for the purchase of property, plant and equipment to support expanding manufacturing capacity. The increase in the 2004 nine-month period was principally applied to expenditures for the purchase of the land and plant equipment for the Company’s third manufacturing site.

The Company’s cash provided by financing activities was $1.8 million in the 2004 nine-month period compared to cash provided by financing activities of $5.3 million in the 2003 nine-month period. In the 2003 nine-month period, the lender under the Company’s former senior bank credit facility exercised a warrant to purchase 353,779 shares of the Company’s common stock for a total purchase price of approximately $5.3 million.

Capitalization. As of September 30, 2004, the Company’s indebtedness totaled $55.7 million and had an annualized overall weighted average interest rate of approximately 8.3%. The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of September 30, 2004, the borrowing base was $22.3 million and no borrowings were outstanding under the facility. In June 2005, the first of five principal payments of $8.0 million on the senior secured notes will be payable.

On September 30, 2004, the Company amended the revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortizations, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.50% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender released its security interest in the Company’s assets under the revolving credit facility. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

Interest. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under a majority of its real estate loans. At September 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.1% on all of its $13.7 million principal amount of floating-rate real estate loans.

Debt Covenants. To remain in compliance with its credit facility and senior secured note covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of September 30, 2004, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2004 nine-month period totaling $15.9 million, primarily to expand manufacturing capacity. The Company currently estimates that its capital requirements in 2004 will total approximately $25 to $35 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility and other debt financing will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s most significant market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR. At September 30, 2004, the Company had effectively capped its interest rate exposure at an annual rate of approximately 8.1% on its $13.7 million of floating-rate debt.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Trex Company, including its consolidated subsidiaries, required to be included in this report and the other reports that the Company files or submits under the Securities Exchange Act of 1934.

During the third fiscal quarter of 2004, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As most recently reported in the Company’s report on Form 10-Q for the quarterly period ended June 30, 2004, on July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey – Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs seek reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the Superior Court certified the following three class action cases against the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties. On August 24, 2004, the Court preliminarily approved a proposed settlement of the action. Notice of the proposed settlement has been given by the Company to the class members. The final fairness hearing is scheduled for December 10, 2004, at which time the Court will determine whether to grant final approval of the settlement. Although the Company denies the allegations in the complaint, pursuant to the terms of the proposed settlement, the Company has agreed that upon proper proof of claim, it will replace, at the Company’s sole expense (including labor), any class member’s product that exhibits certain specified characteristics. The Company has also agreed to modify its warranty in certain respects, and to discontinue certain advertising claims. The proposed settlement does not include the payment of any monetary damages by the Company, although the Company has agreed to pay $1,750,000 in legal fees to plaintiffs’ counsel. The Company does not believe that the implementation of the settlement will have a material adverse effect on the Company’s financial condition.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Amended and Restated By-Laws of Trex Company, Inc.

10.1	Release and Severance Agreement dated as of July 15, 2004 between Trex Company, Inc. and A. Catherine Lawler.

10.2	Addendum dated August 3, 2004 to Release and Severance Agreement between A. Catherine Lawler and Trex Company, Inc. dated July 15, 2004.

10.3	Trex Company Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.4	Second Amendment to Credit Agreement dated as of September 30, 2004 among Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 4, 2004	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

3.1	Amended and Restated By-Laws of Trex Company, Inc.

10.1	Release and Severance Agreement dated as of July 15, 2004 between Trex Company, Inc. and A. Catherine Lawler.

10.2	Addendum dated August 3, 2004 to Release and Severance Agreement between A. Catherine Lawler and Trex Company, Inc. dated July 15, 2004.

10.3	Trex Company Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.4	Second Amendment to Credit Agreement dated as of September 30, 2004 among Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.