Form 10-K
period 2004-12-31
TREX CO INC
filed 2005-03-16
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2004, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $403 million.

The number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 28, 2005 was 14,847,044.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the proxy statement for the 2005 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Business–Risk Factors” in this report.

ii

PART I

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Item 1.    Business

General

Trex Company, Inc., which we sometimes refer to as the “company” in this report, is North America’s largest manufacturer of non-wood alternative decking and railing products based on net sales. We market our products under the brand name Trex®. Trex is a wood/plastic composite that offers an attractive appearance and the workability of wood without wood’s on-going maintenance requirements and functional disadvantages. Trex is manufactured using a proprietary process supported by patented technology that combines waste wood fibers and reclaimed polyethylene. Our products are used primarily for residential and commercial decking and railing. We promote Trex among consumers, home builders and contractors as a premium decking product to replace wood.

We seek to achieve sales growth in the decking and railing market by converting demand for wood decking and railing products into demand for Trex. Industry studies estimate that the wood segment of the decking and railing market represented approximately 88% of the market, as measured by board feet of lumber, and 77% of the market, as measured by wholesale market value, at December 31, 2004. We intend to continue to develop and promote the Trex brand name as a premium decking product and to focus on the professionally-installed and “do-it-yourself” market segments.

At December 31, 2004, we sold our products through approximately 90 wholesale distribution locations, which in turn sold Trex to approximately 3,000 retail outlets across the United States and Canada and approximately 120 Home Depot locations. In June 2004, we began selling our products through Home Depot stores.

Decking and Railing Market Overview

The decking and railing market is part of the substantial home improvement and repair market. Expenditures for residential improvements and repairs totaled approximately $233 billion in 2003, according to Harvard University’s Joint Center for Housing Studies, and grew at a compound annual growth rate of 5% for the eight-year period ended December 31, 2003.

The primary market for Trex is residential decking and railing and, to a lesser extent, commercial decking and railing. An industry study estimates that annual factory sales in 2004 of residential decking and railing totaled approximately $4.3 billion, or approximately 3.8 billion board feet of lumber. The estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the four-year period ended December 31, 2004, an industry study estimates that factory sales of residential decking and railing, as measured by board feet of lumber, increased at a compound annual growth rate of approximately 5%. For the same period, this study estimates that factory sales of non-wood alternative decking and railing products to the residential market increased at an annual rate of over of 30%.

The growth in demand for residential decking reflects the increasing popularity of decks as a means of extending living areas and providing outdoor recreation and entertainment spaces. Residential decking purchases include the installation of new and replacement decks for existing homes, construction of decks for new homes and repair of existing decks. An industry study estimates that more than 4.2 million decks were built in 2004 and forecasts that deck construction will grow at an annual rate of approximately 3% through 2009. We expect that deck repair, modernization and replacement will increase as existing decks age.

An industry study indicates that approximately 87% of decks are built for existing homes as new additions or to replace older decks, while the remaining decks are installed on new homes. During periods of economic uncertainty, when spending on discretionary items is reduced, many homeowners forego the purchase of new homes and choose to improve their existing residences. Adding a deck has become one of the most popular home improvement projects. Construction of a deck is a relatively low-cost means of adding living space, and industry studies indicate that decking improvements generally return a significant percentage of their cost at the time of resale. Based on industry studies, the average cost of building a deck is $6,800, or approximately $20 per square foot, which generally represents 30% to 60% less than the average cost of major interior and exterior remodeling projects. We believe that, because residential deck construction is not primarily tied to new home activity, the residential decking and railing market historically has not experienced the high level of cyclicality common to businesses in the new home construction and building materials industries.

Approximately 80% of the lumber used in wooden decks and railing is pressure-treated lumber, generally pine and fir, which is treated with chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking and railing products segment utilizes polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of waste wood fiber and polyethylene, polypropylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. The primary chemical compound used to treat wood historically has been Chromated Copper Arsenate, or CCA, which is a pesticide registered with the Environmental Protection Agency. Manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary and Copper Boron Azole chemical compounds as a treatment for wood. We believe that the continued publicity relating to CCA and the limited history upon which manufacturers can base claims for the efficacy and safety of the new compounds will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of the use of active chemicals in pressure-treated lumber.

Distributors of wood decking and railing materials typically sell to lumber yards and home centers, which in turn supply the materials to homebuilders, contractors and homeowners. Manufacturers of non-wood decking alternatives also generally use these distribution channels because many of these alternative products can be stacked, stored and installed like wood products.

Wood decking and railing products generally do not have consumer brands. The primary softwoods used for decking, which consist of treated southern yellow pine, treated fir, redwood and cedar, are sold as commodities graded according to classifications established by the U.S. Department of Commerce. Pricing is based on species, grade, size and level of chemical treatment, if any. There generally is no pricing differentiation based on brand, although some wood preservers have attempted to brand their treated wood products.

Growth Strategies

Our long-term goals are to continue to be the leading producer of superior non-wood decking and railing products, to increase our market share of any market we serve, and to expand into new product categories and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•	Continue investment in the development of the Trex brand and maintain our brand leadership and market recognition in terms of quality, functionality and visual appeal.

•	Promote comprehensive geographic coverage for Trex by increasing the number of our dealers and making Trex available for our customers wherever they choose to buy their decking products.

•	Continue investment in process and product developments to innovate with new products, improve product quality, reduce manufacturing costs, and increase operating efficiencies.

•	Increase our production capacity by enhancing the productivity of our existing production lines, adding additional capacity in our existing facilities in Winchester, Virginia and Fernley, Nevada, and establishing capacity at our new manufacturing facility in Olive Branch, Mississippi, and at additional locations as needed.

•	Continue to obtain adequate supplies of low-cost raw materials by developing new sources, entering into long-term arrangements with suppliers, and managing the collections of these materials from geographically dispersed locations.

Products

We manufacture Trex Wood-Polymer lumber in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is produced in a wide selection of popular lumber sizes and lengths. Our decking and railing products are available with several finishes and numerous colors.

In 2004, we expanded and significantly improved our decking offering. We now have three decking lines: (1) Trex Origins™, which features a smooth surface; (2) Trex Accents™, which features a smooth surface on one side and an embossed wood grain on the other; and (3) Trex Brasilia™, which replicates the look of tropical hardwoods with subtle color variations. For each of these decking lines, we have made improvements to our manufacturing process to improve board quality and enhance the visual appeal of these products.

In 2004, we expanded our railing lines with the full commercialization of our Trex Designer Series Railing™. This railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in our smooth Trex Origins™ finish and color palette, as well as in the new Trex Brasilia finish and colors. In 2004, we also completed development of our newest railing line, the Trex Artisan Series Railing™. The styling and warm, white finish of this railing line makes it appropriate for use on a Trex or non-Trex deck, which we believe will expand the sales prospects of our railing business. This railing line is manufactured with Fibrex® material, which is a patented technology. We believe that this technology may enable us to develop other new product lines. These new products, which permit us to provide comprehensive product offerings in both the decking and railing categories, afford expanded options to our consumers, who can now cover all exposed surfaces of their deck with Trex products.

Trex offers a number of significant advantages over wood decking and railing products. Trex eliminates many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Trex requires no staining, is resistant to moisture damage, provides a splinter-free surface and needs no chemical treatment against rot or insect infestation. These features of Trex eliminate most of the on-going maintenance requirements for a wood deck and make Trex less costly than wood over the life of the deck. Like wood, Trex is slip-resistant, even when wet, can be painted or stained and is less vulnerable to damage from ultraviolet rays. The special characteristics of Trex, including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing, facilitate deck installation, reduce contractor call-backs and afford customers a wide range of design options. Trex does not have the tensile strength of wood and, as a result, is not used as a primary structural member in posts, beams or columns used in a deck’s substructure.

Trex has received product building code listings from the major U.S. and Canadian building code listing agencies for both our decking and railing systems. Our listings facilitate the acquisition of building permits by deck builders and promote consumer and industry acceptance of Trex as an alternative to wood in decking.

Sales and Marketing

We have a dedicated sales force that works with all levels of our distribution system. During 2004, we increased our sales force from 46 to 55 employees to assist in the “pull through” sales of our products. We expect to continue to expand our sales force as needed to further these efforts.

We have invested approximately $43 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking and railing market. Our sales growth in the decking and railing market will largely depend on our success in converting demand for wood products into demand for Trex and on our long-term success in preserving our market share advantage over our many alternative decking and railing product competitors.

We have implemented a two-pronged marketing program directed at consumers and trade professionals. We seek to develop brand awareness and preference among consumers, contractors and project designers to generate demand for Trex among dealers and distributors. Our branding strategy promotes product differentiation of Trex in a market, which is not generally characterized by brand identification. This strategy enables us to command premium prices compared to wood, gain market share from wood and alternative decking producers, and maintain more price stability for Trex.

Our marketing program includes consumer and trade advertising, public relations, trade promotion, association with highly publicized showcase projects, and sales to influential home design groups. We actively invest in market research to monitor consumer brand awareness, preference and usage in the decking and railing market.

Distribution

In 2004, we generated substantially all of our net sales through our wholesale distribution network by selling Trex products to approximately 25 wholesale companies operating from approximately 90 distribution locations. Our distributors in turn marketed Trex to approximately 3,000 retail outlets across the United States and Canada and approximately 120 Home Depot locations. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

Wholesale Distributors. We believe that attracting wholesale distributors that are committed to Trex and the Trex marketing approach and that can effectively sell Trex to contractor-oriented lumber yards and other retail outlets is important to our future growth. Our distributors are able to provide value-added service in marketing Trex because they sell premium wood decking products and other building supplies, which typically require product training and personal selling efforts.

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

We require our wholesale distributors to devote significant resources to support Trex, and to demonstrate their ability to promote growth in the market share of Trex products. All wholesale distributors are required to appoint a Trex specialist, regularly conduct dealer-training sessions, fund demonstration projects and participate in local advertising campaigns and home shows.

Of our gross sales, approximately 77% in 2002, 77% in 2003 and 75% in 2004 were made to the following five wholesale distributors: Boise Cascade Corporation, Capital Lumber Company, Oregon Pacific Corporation, Parksite Plunkett-Webster and Snavely Forest Products. In 2002, our gross sales to each of the five foregoing distributors exceeded 10% of our gross sales. In 2003, our gross sales to four of the five foregoing distributors exceeded 10% of our gross sales, while in 2004, our gross sales to three of the five foregoing distributors exceeded 10% of our gross sales. Each of the foregoing distributors has multiple locations for the sale of Trex. Each distributor agreement permits the parties either to add additional locations or remove certain locations without terminating the agreement.

We will add new distributors and increase the number of distributor locations as needed to support our growth in sales and retail dealers.

Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors. Although there is demand for Trex from both the “do-it-yourself” homeowner and contractor, our sales efforts historically have emphasized the contractor-installed market. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex, contractor training, inventory commitment and point-of-sale display support.

Retail Building Material Specialty Dealers. Composite decking is increasingly being sold through dealers that specialize in specific product lines instead of general lumber sales. These dealers include roofing and siding supply companies. We are focusing more attention on these distribution channels as we seek to make Trex available at any retail location where contractor, builder or homeowner customers choose to buy their decking.

Home Depot. In April 2004, we entered into an agreement with Home Depot to sell our decking products through certain Home Depot stores. By the end of 2004, Trex was stocked in approximately 120 Home Depot locations. Home Depot currently stocks a limited number of Trex products. Although Home Depot serves the contractor market, the largest part of its sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot locations rather than at retail lumber dealers. We believe that brand exposure through Home Depot distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

National Accounts. In late 2004, we implemented a national account strategy to focus on corporate-level selling to retail chains, builders, trade associations and large municipalities. We believe that a focus on corporate-level selling to large organizations can effectively augment our field selling effort and generate additional sales for our existing distributor and dealer networks.

Contractor/Dealer Locator Service and Web Site. We maintain a toll-free telephone service (1-800-BUY-TREX) for use by consumers and building professionals to locate the closest contractors and dealers offering Trex and to obtain product information. We use these calls to generate sales leads for contractors, dealers, distributors and Trex sales representatives. We also analyze caller information to assess the effectiveness of our promotional and advertising activities. Our web site (www.trex.com) provides an additional source of information to consumers, dealers and distributors.

Contractor Training. We have provided training about Trex to more than 40,000 contractors since 1995. These contractors, who are referred to as TrexPros®, receive consumer lead referrals directly from our toll-free telephone service and are listed on our web site.

Shipment. We ship Trex to distributors by truck and rail. Distributors typically pay shipping and delivery charges.

Manufacturing Process

Trex is manufactured at two sites. Our Winchester, Virginia site has floor space of approximately 265,000 square feet and had approximately $180 million of installed revenue-generating capacity at December 31, 2004. Our Fernley, Nevada site has floor space of approximately 250,000 square feet and had approximately $100 million of installed revenue-generating capacity at the same date.

In 2004, based on 2004 average net sales per pound, our Winchester site produced approximately $157.0 million sales value of finished product and our Fernley site produced approximately $88.2 million sales value of finished product. Our total annual production capacity at December 31, 2004 was approximately $285.0 million sales value of finished product. At December 31, 2004, our construction in process totaled approximately $36.9 million. The construction in process consisted primarily of funds expended to construct a facility and install production lines at our new manufacturing plant in Olive Branch, Mississippi, to complete production lines in various stages of construction at our Winchester and Fernley sites, and to construct plastic reprocessing equipment. We currently expect that the Olive Branch facility and the production lines in process will be completed and put into service by mid-2005. When the current construction in process is completed, we estimate that our Winchester, Fernley and Olive Branch sites will be capable of producing a total of approximately $390.0 million sales value of finished product annually.

In 2005, we expect to spend approximately $15 to $25 million to complete construction of a facility and purchase equipment for the Olive Branch site. Completion of this site will require substantial capital expenditures in 2005 and subsequent years.

Trex products are primarily manufactured from waste wood fiber and reclaimed polyethylene, which we sometimes refer to as “PE material” in this report. The composition of Trex Wood-Polymer™ lumber is approximately 50% waste wood fiber and 50% PE material. We use waste wood fiber purchased from woodworking factories, mills, pallet and flooring recyclers. We recover PE material from a variety of sources, including distribution and shopping centers and retail chains.

The Trex manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. Trex has many proprietary and skill-based advantages in this process.

Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We and our predecessor operations have invested approximately $212 million and 13 years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 400% since 1992. We also have broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We have obtained and continue to seek patents with respect to our manufacturing process. We have centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

Suppliers

The production of Trex requires the supply of waste wood fiber and PE material. We purchased $8.7 million of waste wood fiber and $44.3 million of PE material in 2004 and $10.7 million of waste wood fiber and $46.7 million of PE material in 2003.

We fulfill our requirements for raw materials under both purchase orders and supply contracts. In 2004, we purchased approximately 72% of our PE material requirements and approximately 52% of our waste wood fiber requirements under purchase orders. Purchase orders specify the prices we pay based on then-current market prices and do not involve long-term supply commitments. We are also party to supply contracts that obligate us to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually.

Our supply contracts have not had any material adverse effect on our business. In our past three years, the amounts we have been obligated to purchase under our PE material supply contracts and the minimum amounts we have been required to purchase under our wood supply contracts have been less than the amounts of these materials we have needed for production. To meet all of our production requirements, we have obtained additional PE material and waste wood fiber materials by using purchase orders and by purchasing waste wood fiber in excess of the minimum commitments under our supply contracts.

Waste Wood Fiber. Woodworking plants or mills are our preferred suppliers of waste wood fiber, because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate waste wood fiber as a byproduct of their manufacturing operations.

If the waste wood fiber meets our specifications, our waste wood fiber supply contracts generally require us to purchase at least a specified minimum and at most a specified maximum amount of waste wood fiber each year. Depending on our needs, the amount of waste wood fiber that we actually purchase within the specified range under any supply contract may vary significantly from year to year.

Three suppliers accounted individually for more than 10% and collectively for approximately 35% of our 2004 waste wood fiber purchases. Based on our discussions with waste wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with one or more of our current suppliers were terminated, we would be able to obtain adequate supplies of waste wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

PE Material. The PE material we consumed in 2004 was primarily composed of recovered plastic bags and plastic film. Approximately two billion pounds of polyethylene resin are used in the manufacture of plastic bags and stretch film in the United States each year. We will continue to seek to meet our future needs for plastic from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

We own 35% of a joint venture, called Denplax S.A., that operates a plant in El Ejido, Spain. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately $5.0 million, including freight costs, of plastic raw material to us during 2004. Under a separate supply agreement, we have agreed to purchase up to 27,200 tons of the plant’s production per year if the production meets material specifications.

To facilitate our PE material processing operations, we have constructed our own plastic reprocessing plant on our manufacturing site in Winchester, Virginia. In 2003, this plant was completed and put into service.

Our PE material supply contracts generally provide that we are obligated to purchase all of the PE material a supplier provides if the PE material meets our specifications. Our PE material supply contracts have not required us, and we do not believe that they will require us, to purchase any amount of PE material in excess of our total estimated need.

Including Denplax S.A., no supplier provided 10% or more of the PE material material we purchased in 2004.

Competition

In decking, Trex competes with wood and other manufacturers of composite, non-wood and plastic decking products. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. In railing, Trex competes with wood and other manufacturers of composite, non-wood and plastic products, as well as with railings using metal, glass, vinyl and other materials.

The primary competition for Trex consists of wood products, which industry sources estimate accounted for approximately 88% of 2004 decking and railing sales, as measured by board feet of lumber. These sources estimate that approximately 80% of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The primary chemical compound used to treat wood against moisture and insect resistance historically has been Chromated Copper Arsenate, or CCA. Since CCA contains arsenic, a carcinogen, lumber manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary, or

ACQ, and Copper Boron Azole, or CBA. Producing pressure-treated wood with these new classes of chemicals generally increases the cost of manufacturing by 15% to 20%, and these products have a limited history upon which manufacturers can base claims of efficacy and safety. In addition, industry studies indicate that ACQ, which contains three times the quantity of copper in CCA, is more corrosive than CCA to screws and other fasteners typically used in building decks and similar projects. Therefore, the use of ACQ requires special components, which increases the cost of installation.

In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that Trex has a leading market share of the wood/plastic composite segment of the decking and railing market. We estimate that wood/plastic composites and plastic accounted for approximately 16% of 2004 decking and railing sales, as measured by wholesale market value. The principal Trex competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Epoch Composite Products, Fiber Composites, LLC, Louisiana Pacific, Inc., and Timbertech Limited.

Trex also competes with decks made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, industry studies estimate that this segment accounted for approximately 1% of 2004 decking sales, as measured by wholesale market value. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with Trex.

We believe that the principal competitive factors in the decking and railing market include product quality, price, maintenance cost, and consumer awareness and distribution. We believe we compete favorably with respect to these factors. We believe that Trex offers cost advantages over the life of a deck when compared to other types of decking materials. Although a contractor-installed Trex deck built in 2004 using a pressure-treated wood substructure generally costs 20% to 30% more than a deck made entirely from pressure-treated wood, Trex eliminates most of the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide Trex with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

Government Regulation

We are subject to federal, state and local environmental regulations. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia, the Division of Environmental Protection of Nevada’s Department of Conservation and Natural Resources and the Mississippi Department of Environmental Quality. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, the State of Nevada and the State of Mississippi. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our products, production processes and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements which have enabled us to increase manufacturing line production rates, facilitated our development of new products, and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex.

Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works. We seek to secure effective rights for our intellectual property, but cannot guarantee that third parties will not successfully challenge, or avoid infringing, our intellectual property rights.

We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the decking board. We are in the process of obtaining one patent that covers our principal product, one patent directed to methods of producing an improved product with an additional feature, one patent directed to methods and apparatuses for producing an improved product with a further additional feature, and one patent for a method of installing decking boards and a tool that may be used in that method. We intend to maintain our patents in effect until they expire, beginning in 2015, as well as to obtain additional intellectual property rights as we consider appropriate.

The U.S. Patent and Trademark Office has granted us federal registrations for our trademarks for Trex, Trex (stylized logo), Trex Wood-Polymer, The Deck of a Lifetime, Easy Care Decking, and TrexPro. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We consider our trademarks to be of material importance to our business plans. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information.

See “Legal Proceedings” for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2004, we had 615 full-time employees, of whom 468 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Web Sites and Additional Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company. In addition, we maintain a corporate web site at www.trex.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report.

We have adopted a code of conduct and ethics, which is applicable to all of our directors, officers and employees, including our chief executive officer and chief financial officer. The code is available on our web site and in print to any stockholder who requests a copy. We also make available on our web site, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Risk Factors

Our business is subject to a number of risks, including the following:

To grow, we will have to develop or increase market acceptance of Trex, including new products and applications.

Our ability to grow will depend largely on our success in converting the current demand for wood decking products into a demand for Trex. Industry studies estimate that wood decking products accounted for approximately 88% of the 2004 decking and railing market, as measured by board feet of lumber. To increase our market share, we must overcome:

•	the low consumer awareness of non-wood decking and railing alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the greater initial expense of installing a Trex deck; and

•	the established relationships existing between suppliers of wood decking products and contractors and homebuilders.

Substantially all of our sales result from one material.

In 2005, we will derive substantially all of our revenues from sales of Trex Wood-Polymer lumber. Although we have developed new Trex products and new applications for Trex since 1996, and we intend to continue this development, our product line is currently based almost exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a significant adverse impact on our net sales levels.

We currently depend on two manufacturing sites to meet the demand for Trex.

We currently produce Trex at two manufacturing sites, which are located in Winchester, Virginia and Fernley, Nevada, and expect to begin production at our third manufacturing site in mid-2005. Any interruption in the operations or decrease in the production capacity at any of these sites, whether because of equipment failure, fire, natural disaster or otherwise, would limit our ability to meet existing and future customer demand for Trex.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

The production of Trex requires substantial amounts of waste wood fiber and PE material. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2004, three suppliers accounted individually for more than 10% and collectively for approximately 35% of our waste wood fiber purchases. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We obtain our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices.

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

To support sales growth and improve customer service, we have purchased land, commenced construction of a facility and purchased equipment for a third manufacturing site in Olive Branch, Mississippi. In increasing production capacity in our existing sites and completing construction and beginning production at the new site, we will face risks:

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

Our recent growth has placed significant demands on our management, systems and other resources. Our net sales increased to $253.6 million in 2004 from $23.8 million in 1996. The number of dealer outlets selling Trex has increased to approximately 3,000 at December 31, 2004 from approximately 1,200 at December 31, 1996, and we expect further increases in the future. To support our geographic expansion, we have purchased land and commenced construction of a facility at a third manufacturing site. As part of our growth, we will have to attract, train, incentivize and retain skilled employees. If we fail to do so, or otherwise are unable to manage our growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our ability to expand our net sales.

Past seasonal fluctuations in our net sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

Our historical seasonality may not be a reliable indicator of our future seasonality. Quarterly variations in our net sales and income from operations are principally attributable to seasonal trends in the demand for Trex. We generally experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower net sales, which are not fully offset by a corresponding reduction in expenses.

We have significant capital invested in construction in process, some of which we may not be able to deploy productively.

At December 31, 2004, our construction in process totaled approximately $36.9 million, with an estimated cost to complete of approximately $40 million. The construction in process consisted primarily of funds expended to construct a facility at the manufacturing site in Olive Branch, Mississippi, to complete production lines in various stages of construction at our Winchester and Fernley sites, and to construct plastic reprocessing equipment. The estimate to complete construction of our facility at the Olive Branch site is $15 to $25 million. The estimated cost to complete the production lines is $10 to $15 million. Some of these assets may become impaired due to obsolescence or other factors before we can put them into service. Our operating results would be adversely affected if we fail to deploy productively our construction in process, and our net income would be reduced if our assets become impaired and we are required to write down the value of those assets in our financial statements.

We are not sure of the terms on which we will be able to obtain financing for the significant capital expenditures we plan after 2005 to increase our manufacturing capacity.

We estimate that our capital requirements in 2005 will total approximately $40 to $45 million. We expect to use our capital expenditures in 2005 principally to make process and productivity improvements, add manufacturing capacity at our existing sites, and complete construction of a facility and purchase equipment for our third manufacturing site. Our failure to generate or obtain sufficient funds to meet our capital requirements could have a material adverse effect on our ability to match the production of Trex with demand for our products. It may be necessary to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. We may not be able to obtain all of the required financing on terms we will find acceptable.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our revolving credit facility, real estate loans, senior notes and bond loan documents.

At December 31, 2004, our total indebtedness was $80.2 million and included our real estate loans, senior notes, variable rate promissory note and interest rate swap liability. Our ability to make scheduled principal and interest payments on our real estate loans, senior notes and bond loan agreement, borrow under our $20 million revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, senior notes or bond reimbursement agreement, which may be declared payable immediately based on a default. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, senior notes and bond reimbursement agreement, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Our dependence on a small number of significant distributors makes us vulnerable to business interruptions involving these distributors.

Our total gross sales to our three largest wholesale distributors accounted for approximately 56% of our gross sales in 2004. Our contracts with these distributors are terminable by the distributors upon 30 days notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations and adversely affect our operating results.

Our performance will suffer if we do not compete effectively in the highly competitive decking and railing market.

We must compete with an increasing number of companies in the wood/plastic composites segment of the decking and railing market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking and railing market could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking and railing market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex.

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

Our success depends, in part, on our ability to protect our important intellectual property rights. The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. We also have obtained and continue to seek patents with respect to our manufacturing process. We or our predecessor company have been required in lawsuits to establish that our production processes and products do not infringe the patents of others.

Item 2.    Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease which expires in July 2011.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. In May 2004, we purchased approximately 102 acres of land in Olive Branch, Mississippi. Construction of a manufacturing facility at the Olive Branch site began in late 2004.

We lease a total of approximately 345,000 square feet of storage warehouse space under leases with expiration dates ranging from 2005 to 2015.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2004, we operated approximately 40 wood trailers and approximately 55 forklift trucks under operating leases.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2004, we spent a total of $34.1 million on capital expenditures, primarily for process improvements and capacity expansion at our two existing manufacturing locations, and purchased land, equipment and machinery for our new facility in Olive Branch, Mississippi. We estimate that our capital expenditures in 2005 will total approximately $40 to $45 million. We expect to use these expenditures principally to make process and productivity improvements, add manufacturing capacity at our existing sites, and complete construction of the facility and purchase equipment for the Olive Branch site.

Item 3.    Legal Proceedings

On December 5, 2001, Ron Nystrom commenced an action against the company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company believes that this claim is without merit. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, in a 2-1 decision, the court of appeals reversed the district court’s grant of summary judgment to the company, and remanded the case to the district court for further proceedings. The company is seeking a rehearing of the decision by the court of appeals.

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

On July 28, 2000, a purported class action case was commenced against the company in the Superior Court of New Jersey–Essex County, by Michael Kanefsky generally alleging that the company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs sought reformation of the company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the superior court certified the following three class action cases again the company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties. On August 24, 2004, the court preliminarily approved a proposed settlement of the action. Notice of the proposed settlement was given by the company to the class members. On December 17, 2004, the court granted final approval of the settlement. Although the company denies the allegations in the complaint, and believes that the court erred in certifying the classes, pursuant to the terms of the settlement, the company has agreed that upon proper proof of claim, it will replace, at the company’s sole expense (including labor), any class member’s product that exhibits certain specified characteristics. The company has also agreed to modify its warranty in certain respects, and to discontinue certain advertising claims. The settlement does not include the payment of any monetary damages by the company (other than $10,000 to each of the four named plaintiffs), although the company agreed to pay $1,750,000 in legal fees to plaintiffs’ counsel.

From time to time, we are involved in litigation and proceedings arising out of the ordinary course of our business. As of the date of this report, there are no other pending material legal proceedings to which we are a party or to which our property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low sale prices of our common stock for each quarter during 2003 and 2004 as reported by the New York Stock Exchange:

2004	High	Low
First Quarter	$40.50	$31.75
Second Quarter	41.01	32.84
Third Quarter	48.80	36.22
Fourth Quarter	54.25	38.35

2003	High	Low
First Quarter	$38.35	$28.20
Second Quarter	45.00	31.41
Third Quarter	40.66	29.85
Fourth Quarter	40.10	31.07

As of February 28, 2005 there were approximately 235 holders of record of our common stock.

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

Item 6.    Selected Financial Data

The following table presents selected financial data as of December 31, 2000, 2001, 2002, 2003 and 2004 and for each of the five years ended December 31, 2004.

•	The selected financial data as of December 31, 2003 and 2004 and for each of the years in the three-year period ended December 31, 2004 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 are derived from our financial statements, which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$117,568	$116,860	$167,079	$191,008	$253,628
Cost of sales	61,852	67,973	90,479	107,246	151,286

Gross profit	55,716	48,887	76,600	83,762	102,342
Selling, general and administrative expenses	23,830	31,801	42,150	46,837	56,382

Income from operations	31,886	17,086	34,450	36,925	45,960
Interest expense, net	902	3,850	7,782	3,560	3,064

Income before income taxes	30,984	13,236	26,668	33,365	42,896
Income taxes	11,682	4,186	9,891	12,376	15,741

Net income	$19,302	$9,050	$16,777	$20,989	$27,155

Basic earnings per share	$1.37	$0.64	$1.18	$1.45	$1.86

Basic weighted average shares outstanding	14,129,652	14,145,660	14,166,307	14,522,092	14,636,959

Diluted earnings per share	$1.36	$0.64	$1.16	$1.43	$1.83

Diluted weighted average shares outstanding	14,179,475	14,182,457	14,481,234	14,727,837	14,834,718

Cash Flow Data:
Cash flow provided by operating activities	$15,407	$7,004	$52,964	$5,628	$45,288
Cash flow used in investing activities	(60,114)	(31,972)	(6,192)	(17,749)	(56,373)
Cash flow provided by (used in) financing activities	44,707	24,968	(31,879)	5,379	26,859

Other Data (unaudited):
EBITDA (1)	$38,755	$25,709	$44,039	$49,464	$59,673

	December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and restricted cash	$—	$—	$14,893	$8,151	$44,884
Working capital	13,696	3,216	24,134	49,615	78,411
Total assets	156,595	184,637	183,556	210,455	287,051
Total debt	61,399	86,094	55,196	54,376	78,497
Total members’/stockholders’ equity	69,041	81,985	98,775	127,206	159,514

(1)

EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States

(“GAAP”). The company has included data with respect to EBITDA because management evaluates and projects the performance of the company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the company’s operating performance, particularly as compared to the operating performance of the company’s competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the company and facilitates comparisons by investors between the operating performance of the company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters the company considers not to be indicative of its ongoing operations; and

•	Not all of the companies in the company’s industry may calculate EBITDA in the same manner in which the company calculates EBITDA, which limits its usefulness as a comparative measure.

The company compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity. The following table sets forth, for the years indicated, a reconciliation of EBITDA and net income:

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Net income	$19,302	$9,050	$16,777	$20,989	$27,155
Plus interest expense, net	902	3,850	7,782	3,560	3,064
Plus income taxes	11,682	4,186	9,891	12,376	15,741
Plus depreciation and amortization	6,869	8,623	9,589	12,539	13,713

EBITDA	$38,755	$25,709	$44,039	$49,464	$59,673

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Business–Risk Factors” in this report.

Overview

General. The company’s long-term goals are to continue to be the leading producer of a superior non-wood decking alternative products, to increase the company’s market share of any market it serves, and to expand into new product categories and geographic markets. The company’s management considers both financial and non-financial indicators and factors in measuring the company’s progress in achieving its goals and as general guides for managing the company’s operations.

Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of operating performance. Growth in net sales reflects consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the company’s ability to price its products accurately and to manage effectively its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The company’s investment in research and development activities enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the company’s overall financial performance.

The company manages its liquidity and capital using measures that include total debt, total cash balances, the ratio of debt to total capitalization, the ratio of debt to EBITDA, cash flow from operations and free cash flow, which management defines as cash flow from operations plus net cash used in or provided by investing and financing activities. Management uses these measures to guide it in finding the appropriate balance between sales growth, production, investments in working capital, manufacturing capacity, capital expenditures, and available financial resources to achieve the proper level of liquidity, leverage and capitalization.

Management considers raw materials sourcing, manufacturing performance and utilization, market share and distribution as key non-financial indicators. Raw materials sourcing includes maintaining availability at reasonable cost in order to provide a competitive cost advantage. Manufacturing performance includes production line efficiency, which can lead to unit cost reductions, and product quality, which is a critical element in ensuring customer satisfaction. Management believes that manufacturing utilization is a competitive advantage and supports net sales growth. Market share provides a measure of performance relative to that of our competitors and reflects product features, customer satisfaction, brand awareness and distribution. The success of our distribution strategy is measured by the effectiveness of our distributors partners and the size of our dealer network and contractor franchise, all of which must continue to expand to support our net sales growth and to increase our market share.

In the last two years, the company expanded its product offerings by introducing the Trex Accents and Trex Brasilia decking product lines and the new Trex Designer Series Railing TM. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 30% of total gross sales in the fourth quarter of 2004. The company expects that demand for the Trex Brasilia product, which was introduced in the fourth quarter of 2004, will grow as this product becomes generally available through the company’s distribution channels.

In April 2004, the company entered into an agreement with Home Depot, the world’s leading home improvement retailer, to sell the company’s decking products through Home Depot stores. In June, the company began selling Trex products through Home Depot in selected markets and making decking and railing products available nationally in Home Depot stores via special order through the company’s existing distribution channels.

In 2004, higher manufacturing unit costs contributed to a reduction in gross profit as a percentage of sales. Manufacturing unit costs increased because of higher raw material costs and lower utilization rates during certain periods. Managing raw materials costs and manufacturing performance was one of the company’s principal operating objectives for 2004. The company purchased slightly less PE material in 2004 compared to 2003, but higher prices for PE material and operating expenses related to the company’s reprocessing plant on its Winchester manufacturing site negatively affected manufacturing unit costs. The company expects that new PE material sourcing and purchasing initiatives will be necessary for it to manage effectively its costs of PE material in future periods. During 2004, the company also focused on product quality initiatives to enhance the appearance of the entire product line. These initiatives, which focused on board dimension and color consistency, also negatively affected manufacturing performance and utilization rates. The resulting reduction in production rates in 2004 contributed to higher manufacturing unit costs by reducing the absorption of fixed manufacturing costs.

To support further growth, the company must maintain sufficient manufacturing capacity. The company expects that production capacity at its two manufacturing sites and planned capacity at its third manufacturing site will be sufficient to meet anticipated demand for Trex through 2005.

The company continued to support its branding efforts through advertising campaigns in print publications and on television. Branding expenditures in 2004 increased $2.3 million over 2003.

Of all the risks and uncertainties facing the company’s business, management views the following as the most significant: the company’s ability to develop or increase market acceptance of Trex, including new products and applications; the company’s lack of product diversification and reliance on sales of Trex Wood-Polymer® lumber; the company’s plan to increase production levels; the company’s current dependence on its two manufacturing sites to meet the demand for Trex; the company’s reliance on the supply of low cost raw materials used in its production process; the company’s sensitivity to economic conditions, which influence the level of activity in home improvements and new home construction; the company’s ability to manage its growth; the company’s significant capital investments and ability to access the capital markets on acceptable terms; and the company’s dependence on its largest distributors to market and sell its products. A discussion of these and other risks and uncertainties is set forth under the caption “Business–Risk Factors” in this report.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables the company to command premium prices over wood and to maintain price stability for Trex. The prices for Trex decking products have increased over the last three years at a compound annual growth rate of approximately 5%.

Gross Profit. Gross profit indicates the difference between net sales and cost of sales. Cost of sales consists of raw material costs, direct labor costs, manufacturing costs and freight. Raw material costs generally include the costs to purchase and transport waste waste wood fiber, PE material and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking and railing market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Our significant accounting policies are described in Note 2 to our audited consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Inventories. The company believes that its quantity and mix of finished goods inventory will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for slow moving products or obsolescence. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. At December 31, 2004, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $10.7 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results. The company currently anticipates that inventory levels will increase in 2005 due, in part, to commencement of production at the company’s third manufacturing facility in Olive Branch, Mississippi.

Property, Plant and Equipment. At December 31, 2004, the company’s construction in process totaled approximately $36.9 million. The construction in process consisted primarily of funds expended to construct a facility and install production lines at the manufacturing site in Olive Branch, Mississippi, to complete production lines in various stages of construction at the Winchester and Fernley manufacturing sites, and to construct plastic reprocessing equipment. The company currently expects that the Olive Branch facility and the production lines in process will be completed and put into service by mid-2005. Pursuant to Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, the company compares the carrying values of its long-lived assets, including construction in process, against the expected undiscounted cash flows relating to those assets. The significant assumptions inherent in the company’s estimate include increases in sales volumes and maintenance of gross margins that are consistent with historical levels. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

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

Contingencies. The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2004.

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

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.2	56.1	59.7

Gross profit	45.8	43.9	40.3
Selling, general and administrative expenses	25.2	24.5	22.2

Income from operations	20.6	19.4	18.1
Interest expense, net	4.7	1.9	1.2

Income before taxes and extraordinary item	15.9	17.5	16.9
Provision for income taxes	5.9	6.5	6.2

Net income	10.0%	11.0%	10.7%

2004 Compared to 2003

Net Sales. Net sales increased 32.8% to $253.6 million in 2004 from $191.0 million in 2003. The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in price per unit. The increase in price per unit resulted from a price increase, effective on May 1, 2004, of 5% on decking products and 9% on railing products and, to a lesser extent, from increased sales of higher unit priced products.

Gross Profit. Gross profit increased 22.2% to $102.3 million in 2004 from $83.8 million in 2003. The increase was primarily attributable to the higher net sales volume, increased sale prices and increased sales of higher unit priced products. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of raw materials, primarily PE material. Gross profit margin was also adversely affected by a decrease in production rates due to product quality initiatives and the associated decrease in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 40.3% in 2004 from 43.9% in 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.4% to $56.4 million in 2004 from $46.8 million in 2003. The higher selling, general and administrative expenses resulted in part from increases of $4.2 million in corporate personnel expenses, $2.3 million in sales and marketing costs, $1.8 million in legal and professional expenses and $1.3 million in research and development expenses. The increased sales and marketing costs consisted primarily of branding costs, which include expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising. The increased legal and professional expenses resulted primarily from the settlement of a class action litigation. Selling, general and administrative expenses as a percentage of net sales decreased to 22.2% in 2004 from 24.5% in 2003.

Interest Expense. Net interest expense decreased to $3.1 million in 2004 from $3.6 million in 2003. Increased interest income, resulting from higher cash balances, and an increase in the amount of interest capitalized on construction in process, contributed to lower net interest expense in 2004. The company capitalized $1.3 million of interest in 2004 and $1.1 million of interest in 2003.

Provision for Income Taxes. The provision for income taxes increased to $15.7 million in 2004 from $12.4 million in 2003. The increase was primarily attributable to an increase in pretax income. The effective tax rate was approximately 36.7% in 2004 compared to approximately 37.1% in 2003. The decrease in the effective rate in 2004 related primarily to a decrease in non-deductible expenses.

2003 Compared to 2002

Net Sales. Net sales increased 14.3% to $191.0 million in 2003 from $167.1 million in 2002. The increase in net sales was primarily attributable to a growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in price per unit. The increase in price per unit resulted from an annual price increase of 3.3% and, to a lesser extent, increased sales of higher unit priced products.

Gross Profit. Gross profit increased 9.4% to $83.8 million in 2003 from $76.6 million in 2002. The increase was primarily attributable to the higher net sales volume, increased sales prices and the more favorable sales mix. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of PE material and startup costs of operating the plastic reprocessing plant. The effect of these increases in unit manufacturing costs were limited by an improved utilization rate and the associated improvement in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 43.9% in 2003 from 45.8% in 2002.

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

Interest Expense. Net interest expense decreased to $3.6 million in 2003 from $7.8 million in 2002. The decrease in interest expense included a reduction of approximately $3.7 million in the non-cash amortization of debt discount. Lower average debt balances and an increase in the amount of interest capitalized on construction in process also contributed to lower net interest expense in 2003. The company capitalized $1.1 million of interest in 2003 and $0.5 million of interest in 2002.

Provision for Income Taxes. The provision for income taxes increased to $12.4 million in 2003 from $9.9 million in 2002. The increase was primarily attributable to an increase in pretax income. The effective rate was approximately 37.1% in 2003 compared to approximately 37.1% in 2002.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The company’s cash provided by operating activities was $53.0 million in 2002, $5.6 million in 2003 and $45.3 million in 2004. The level of cash flows in 2002 was positively affected by a higher net sales volume and a decrease in inventory levels. In 2003, the effects on cash flows of a higher net sales volume were more than offset by increases in inventory levels and receivables. In 2004, the effects on cash flows of a higher net sales volume and increases in accounts payable and accrued expenses were offset in part by increases in receivables. Receivables increased from $5.8 million at December 31, 2003 to $22.0 million at December 31, 2004, as the company offered customers extended payment terms in the fourth quarter of 2004 to facilitate the introduction on a national basis of the Trex Brasilia TM line of decking products and to provide additional incentives to customers to meet early season demand. The company’s inventories decreased slightly from $46.0 million at December 31, 2003 to $44.4 million at December 31, 2004 as shipments outpaced production. An increase in accounts payable and accrued expenses that resulted from the timing of payouts related to an increase in capital expenditures, which were primarily related to the third manufacturing site, and increases in employee compensation obligations for 2004 that will be paid in 2005 also contributed to the increase in cash flows from operating activities in 2004.

The company’s cash used in investing activities totaled $6.2 million in 2002, $17.7 million in 2003 and $56.4 million in 2004, and primarily related to expenditures for the purchase of property, plant and equipment to support expanding the company’s manufacturing capacity. In 2004, the company also loaned $1.2 million to Denplax, S.A.

The company’s cash provided by (used in) financing activities was ($31.9) million in 2002, $5.4 million in 2003 and $26.9 million in 2004. The 2002 amounts resulted from borrowings and principal payments on the company’s debt and the refinancing of its debt in 2002. In February 2003, the company’s former lender exercised a warrant to purchase 353,779 shares of the company’s common stock for a total purchase price of approximately $5.3 million. In December 2004, the company received $25.0 million in proceeds from borrowings, as described below, which will be used to fund a portion of the construction and equipment costs associated with the third manufacturing site.

Indebtedness. At December 31, 2004, the company’s indebtedness totaled $80.2 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.3%.

On June 19, 2002, the company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior notes due June 19, 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the company replaced its existing revolving credit facility with a $20.0 million revolving credit facility with a new lender. Borrowings under the revolving credit facility and the senior notes were secured by liens on substantially all of the company’s assets. These liens were subsequently released in connection with the 2004 refinancing described below. The senior notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes will be payable beginning in June 2005.

On September 30, 2004, the company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The specified margins are determined based on the company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortizations, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.50% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender and the holders of the senior notes described above released their liens on the company’s assets under the revolving credit facility and the senior notes. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

The company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At December 31, 2004, the borrowing base was $19.9 million and no borrowings were outstanding under the facility.

On December 16, 2004, the company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restrict the company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the company’s new manufacturing facility, which is located in Olive Branch, Mississippi. As a result, the unspent proceeds, as of December 31,2004, have been included in restricted cash on the company’s balance sheet. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the company’s account. The company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid on the first business day of each month at a variable rate established on a weekly basis. The variable rate on the bonds was 2.05% on December 31, 2004. The note interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains affirmative covenants and negative covenants which, among other things, restrict the company’s ability to incur additional indebtedness and liens, engage in any consolidation, merger or sale of assets outside the ordinary course of business, and make specified investments, loans or advances. The company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

Interest Payment Obligations. The company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates of its real estate loans. At December 31, 2004, the company had capped its interest rate exposure at an annual effective rate of approximately 8.0% on all of its $13.5 million principal amount of real estate loans.

The company financed its purchase of its Winchester, Virginia site in June 1998 with a ten-year term loan of $3.8 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 7.12% at December 31, 2004.

The company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 6.80% at December 31, 2004.

In connection with its acquisition of its Fernley, Nevada site, the company in September 1999 obtained a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2004.

In connection with its acquisition of a site adjacent to its original Winchester, Virginia site, the company in August 2000 obtained a 15-year term loan in the original principal amount of $5.9 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 8.10% at December 31, 2004.

In January 2005, under interest rate swap agreements, the company pays interest on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.12% for seven years and interest on an additional $10.0 million principal amount at an annual effective rate of 2.95% for five years.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2004, the company was in compliance with these covenants. The foregoing debt agreements contain cross-default provisions.

The company’s ability to make scheduled principal and interest payments on its real estate loans, senior notes and variable rate promissory note, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in this report under “Business–Risk Factors.”

Contractual Obligations. The following tables show, as of December 31, 2004, the company’s contractual obligations and commercial commitments, which consist primarily of long-term debt, operating leases and letters of credit (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$78,497	$8,932	$18,162	$23,341	$28,062
Operating leases	13,493	2,854	3,603	2,642	4,394

Total contractual cash obligations	$91,990	$11,786	$21,765	$25,983	$32,456

The amount shown for contractual obligations does not include amounts that the company is obligated to purchase under raw material supply contracts. The waste wood and PE material supply contracts generally provide that the company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. For information about these contractual cash obligations, see Notes 6, 8 and 11 to the company’s consolidated financial statements appearing elsewhere in this report.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$109	$109	$—	$—	—

Total commercial commitments	$109	$109	$—	$—	—

The company does not have off-balance sheet financing arrangements other than its operating leases and letters of credit.

Capital Requirements. The company made capital expenditures of $6.2 million in 2002, $17.1 million in 2003 and $34.1 million in 2004, primarily to expand its manufacturing capacity. The company currently estimates that its capital requirements in 2005 will total approximately $40 to $45 million. Of its capital expenditures in 2005, the company expects to use approximately $15 to $25 million to complete construction of a facility and purchase equipment for the third manufacturing site, approximately $5 to $10 million to make process and productivity improvements, and approximately $10 to $15 million to increase capacity at the company’s two existing manufacturing sites. The company expects that it will continue to make significant capital expenditures in 2006 and subsequent years to meet an anticipated increase in the demand for Trex.

As of December 31, 2004, the company had a total of approximately $23.9 million of cash and cash equivalents and $21.0 million of restricted cash. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures will likely be required to provide increased capacity to meet the company’s expected growth in demand for its products. The company will have to make additional investments after 2005 to expand the production capabilities of the Olive Branch site. The amount and timing of these investments will depend on the anticipated demand for Trex, the production obtained from the existing two sites, the availability of funds and other factors. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company funded its aggregate capital expenditures of $57.4 million for the three-year period ended December 31, 2004 from a combination of cash flow from operations and proceeds from financing activities, including borrowings under various loan and revolving credit facilities. The company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings under its revolving credit facility and/or other bank financing arrangements. As of the date of this report, the company had no commitment for any such other financing arrangements. The company also may determine that it is necessary or desirable to obtain financing for such requirements through the issuance of debt or equity securities. Any such debt financing would increase the company’s level of indebtedness, while any such equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At December 31, 2004, the company had capped its interest rate exposure at an annual effective rate of approximately 8.0% on its $13.5 million of floating-rate mortgage debt. In January 2005, the company capped its interest rate exposure at an annual effective rate of approximately 3.12% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 2.95% for five years on an additional $10.0 million principal amount of this note. For additional information about the company’s management of its interest rate risk, see Note 6 to the company’s consolidated financial statements appearing elsewhere in this report.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt on December 31, 2004 was approximately $43.4 million. Based on balances outstanding at December 31, 2004, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $1.0 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 8.    Financial Statements and Supplementary Data

The financial statements listed in Item 15 are filed as part of this report and appear on pages F-3 through F-21.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2004.

During the fourth fiscal quarter of the year ended December 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Trex Company, Inc.’s Internal Control Over Financial Reporting

We, as members of management of Trex Company, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

We assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting established in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we assert that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

Ernst & Young LLP, Independent Registered Public Accounting Firm, which audited the Company’s financial statements included in this report, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

TREX COMPANY, INC.

March 11, 2005	By:	/s/ ROBERT G. MATHENY
Robert G. Matheny
Chairman and Chief Executive Officer (Principal Executive Officer)

March 11, 2005	By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Trex Company, Inc.

We have audited management’s assessment, included in the accompanying Report of Management of Trex Company, Inc.’s Internal Control Over Financial Reporting, that Trex Company, Inc. (“Trex”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Trex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Trex maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Trex and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

McLean, Virginia

March 11, 2005

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The table below sets forth information concerning our directors and executive officers as of March 1, 2005:

Name	Age	Positions with Company
Robert G. Matheny	59	Chairman and Chief Executive Officer
Harold F. Monahan	59	Executive Vice President and General Manager
Paul D. Fletcher	45	Senior Vice President and Chief Financial Officer
Philip J. Pifer	49	Senior Vice President, Sales and Marketing
William F. Andrews	73	Director
Paul A. Brunner	69	Director
Anthony J. Cavanna	65	Director
Andrew U. Ferrari	58	Director
William H. Martin, III	74	Director
Patricia B. Robinson	52	Director

Robert G. Matheny has served as a director of the company since September 1998 and has served as Chairman and Chief Executive Officer of the company since May 2003. He served as President of the company from September 1998 to May 2003, and of TREX Company, LLC, which was the company’s wholly-owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1970 to August 1996, Mr. Matheny held various positions with Mobil Oil Company, including General Manager of the Composite Products Division, General Manager of the Chemical Specialties Group, and Vice President of Mobil Chemical Products International. Mr. Matheny received a B.S. degree in industrial engineering and operations research from Virginia Polytechnic Institute.

Harold F. Monahan has served as Executive Vice President and General Manager of the company since May 2003. He served as Senior Vice President and General Manager of the company from March 2002 through May 2003, and of TREX Company, LLC from March 2002 through December 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of ExxonMobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil Chemical Company in 1999, Mr. Monahan served as Logistics Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil’s petroleum products throughout North America. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations. Mr. Monahan received a B.S. degree in economics from St. Norbert College and pursued graduate studies at various institutions.

Paul D. Fletcher has served as the Senior Vice President and Chief Financial Officer of the company since July 2003. He was Vice President of Finance of the company from October 2001 through July 2003, and of TREX Company, LLC from October 2001 through December 2002. From 2000 to 2001, Mr. Fletcher served as Vice President and Chief Financial Officer for AMX Corporation, an advanced control system technology company. From 1996 to 2000, he served as Vice President and Treasurer for Excel Communications Inc., a telecommunications company. From 1987 to 1996 he served as Senior Vice President and Treasurer for Lomas Financial Corporation, a financial services company. Mr. Fletcher received his B.A. degree in economics and management from Albion College and an M.B.A. degree in finance and management policy from Northwestern University Kellogg School of Management.

Philip J. Pifer has served as Senior Vice President, Sales and Marketing, of the company since July 2004. He served as a Managing Director of Goldman Sachs, & Company, an investment banking firm, from 1999 to 2004. During this period, Mr. Pifer served successively as Chief Financial Officer and Chief Operating Officer of

the Investment Management Division of Goldman Sachs, and as head of the Asset Management unit of Goldman Sachs serving institutional investors in the Americas. From 1994 to 1999, he served in a number of positions, including Senior Vice President, New Ventures at Frito-Lay, a division of PepsiCo, a global food company. From 1992 to 1994, Mr. Pifer was the Chief Marketing Officer for Egis Personal Safety Systems, until its sale to Remington Products. From 1982 to 1992, he worked at McKinsey & Company, an international consulting firm, where he was a partner. Mr. Pifer received his A.B. degree in Computer Science from the University of California, Berkeley and an M.B.A. degree from Harvard Business School.

William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of the Board of Directors of Corrections Corporation of America since August 2000 and as Chairman of the Board of Directors of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001. He has served as Chairman of the Singer Company, a manufacturer of sewing machines, since 2004. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1995 to 2001, Mr. Andrews served as Chairman of the Board of Directors of Scovill Fasteners Inc. Prior to 1995, he served in various positions, including Chairman of the Board of Directors of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer, with Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation and O’Charley’s Restaurants. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A. degree in marketing from Seton Hall University.

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

Anthony J. Cavanna has served as a director of the company since September 1998. Mr. Cavanna is retired. Mr. Cavanna served as Executive Vice President and Chief Financial Officer of the company from September 1998 through December 2003, and of TREX Company, LLC from August 1996 through December 2002. From 1962 to August 1996, he held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President-Planning and Supply of the Films Division. Mr. Cavanna currently serves as a director of the Ultralife Batteries Co., Inc. and serves as chairman of its Audit and Finance Committee. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

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

Other information responsive to this Item 10 is incorporated herein by reference to the company’s definitive proxy statement for its 2005 annual meeting of stockholders.

Item 11.    Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the company’s definitive proxy statement for its 2005 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2005 annual meeting of stockholders.

Item 13.    Certain Relationships and Related Transactions

Information responsive to this Item 13 is incorporated herein by reference to the company’s definitive proxy statement for its 2005 annual meeting of stockholders.

Item 14.    Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the company’s definitive proxy statement for its 2005 annual meeting of stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-21 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.5	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.6	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.7	Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.8	Description of Annual Executive Incentive Compensation Plan. Filed herewith.

10.9	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.10	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.11	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.12	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.13	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.14	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.17	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.18	Promissory Note, dated as of December 16, 1004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.19	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.20	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.21	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.22	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.23	Release and Severance Agreement, dated as of July 15, 2004, between the Company and A. Catherine Lawler. Filed Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.24	Addendum, dated August 3, 2004, to Release and Severance Agreement, dated as of July 15, 2004, between the Company and A. Catherine Lawler. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

TREX COMPANY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trex Company, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control–Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

McLean, Virginia

March 11, 2005

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,151	23,925
Restricted cash	—	20,959
Accounts receivable, net	5,829	21,964
Inventories	45,950	44,357
Prepaid expenses and other assets	1,899	4,659
Deferred income taxes	2,169	2,975

Total current assets	63,998	118,839

Property, plant and equipment, net	138,062	158,389
Goodwill	6,837	6,837
Other assets	1,558	2,986

Total Assets	$210,455	$287,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,734	16,392
Accrued expenses	7,763	15,104
Current portion of long-term debt	886	8,932

Total current liabilities	14,383	40,428
Deferred income taxes	13,174	15,808
Debt-related derivative	2,202	1,736
Long-term debt	53,490	69,565

Total Liabilities	83,249	127,537

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,702,231 and 14,843,820 shares issued and outstanding at December 31, 2003 and 2004, respectively	147	148
Additional paid-in capital	55,889	60,182
Deferred compensation	(1,829)	(1,259)
Accumulated other comprehensive loss	(1,387)	(1,098)
Retained earnings	74,386	101,541

Total Stockholders’ Equity	127,206	159,514

Total Liabilities and Stockholders’ Equity	$210,455	$287,051

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except share and per share data)
Net sales	$167,079	$191,008	$253,628
Cost of sales	90,479	107,246	151,286

Gross profit	76,600	83,762	102,342
Selling, general, and administrative expenses	42,150	46,837	56,382

Income from operations	34,450	36,925	45,960
Interest income	243	327	581
Interest expense	(8,025)	(3,887)	(3,645)

Income before provision for income taxes	26,668	33,365	42,896
Provision for income taxes	9,891	12,376	15,741

Net income	$16,777	$20,989	$27,155

Basic earnings per common share	$1.18	$1.45	$1.86

Basic weighted average common shares outstanding	14,166,307	14,522,092	14,636,959

Diluted earnings per common share	$1.16	$1.43	$1.83

Diluted weighted average common shares outstanding	14,481,234	14,727,838	14,834,718

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2001	14,155,083	142	46,079	—	(856)	36,620	81,985

Comprehensive income:
Net income	—	—	—	—	—	16,777	16,777
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(1,344)	—	(1,344)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	481	—	481

Total comprehensive income							15,914
Employee stock purchase and option plans	22,628	—	329	—	—	—	329
Tax benefit of stock options	—	—	95	—	—	—	95
Issuance of Restricted stock	120,000	1	2,851	(2,851)	—	—	1
Amortization of deferred compensation	—	—	—	451	—	—	451

Balance, December 31, 2002	14,297,711	143	49,354	(2,400)	(1,719)	53,397	98,775

Comprehensive income:
Net income	—	—	—	—		20,989	20,989
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(193)	—	(193)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	525	—	525

Total comprehensive income							21,321
Employee stock purchase and option plans	50,741	—	933	—	—	—	933
Tax benefit of stock options	—	—	338	—	—	—	338
Exercise of warrant	353,779	4	5,264	—	—	—	5,268
Amortization of deferred compensation	—	—	—	571	—	—	571

Balance, December 31, 2003	14,702,231	147	55,889	(1,829)	(1,387)	74,386	127,206

Comprehensive income:
Net income	—	—	—	—	—	27,155	27,155
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(199)	—	(199)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	488	—	488

Total comprehensive income	—	—	—	—	—	—	27,444
Employee stock purchase and option plans	141,589	1	3,290	—	—	—	3,291
Tax benefit of stock options	—	—	1,003	—	—	—	1,003
Amortization of deferred compensation	—	—	—	570	—	—	570

Balance, December 31, 2004	14,843,820	148	60,182	(1,259)	(1,098)	101,541	159,514

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Operating Activities
Net income	$16,777	$20,989	$27,155
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,792	3,120	1,651
Tax benefit of stock options	95	338	1,002
Equity method losses	267	125	43
Amortization of deferred compensation and financing costs	684	902	945
Amortization of debt discount	3,712	—	—
Depreciation and amortization	9,589	12,539	13,713
Loss on disposal of property, plant and equipment	256	26	80
Changes in operating assets and liabilities:
Accounts receivable	1,667	(4,989)	(16,135)
Inventories	10,739	(23,521)	1,593
Prepaid expenses and other assets	1,162	(172)	(2,760)
Accounts payable	(180)	(597)	10,658
Accrued expenses	6,404	(3,132)	7,343

Net cash provided by operating activities	52,964	5,628	45,288

Investing Activities
Investment in Denplax	—	(691)	(44)
Loan to Denplax	—	—	(1,250)
Restricted cash	—	—	(20,959)
Expenditures for property, plant and equipment	(6,192)	(17,058)	(34,120)

Net cash used in investing activities	(6,192)	(17,749)	(56,373)

Financing Activities
Financing costs	(1,310)	—	(553)
Borrowings under mortgages and notes	52,596	—	25,000
Principal payments under mortgages and notes	(71,341)	(822)	(879)
Borrowings under line of credit	489	420	—
Principal payments under line of credit	(12,642)	(420)	—
Proceeds from employee stock purchase and option plans	329	933	3,291
Proceeds from exercise of warrant	—	5,268	—

Net cash provided by (used in) financing activities	(31,879)	5,379	26,859

Net increase (decrease) in cash and cash equivalents	14,893	(6,742)	15,774
Cash and cash equivalents at beginning of year	—	14,893	8,151

Cash and cash equivalents at end of year	$14,893	$8,151	$23,925

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,594	$4,572	$4,523
Cash paid for income taxes	$6,246	$9,322	$13,085

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products primarily for residential and commercial decking and railing applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, Winchester Capital, Inc., Winchester SP, Inc. and Trex Wood-Polymer Espana, S.L. (“TWPE”). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2004, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. The Company’s losses as a result of uncollectible accounts have not been significant.

The Company is also exposed to credit loss in the event of nonperformance by the counter-party to its interest-rate swap agreements, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is generally the unrealized gains, if any, under such agreements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 77%, 77% and 75% of the Company’s gross sales for the years ended December 31, 2002, 2003 and 2004, respectively, were to its five largest customers. In the year ended December 31, 2002, the Company’s sales to each of these five distributors exceeded 10% of gross sales. In the year ended December 31, 2003, the Company’s sales to four of these five distributors exceeded 10% of the Company’s gross sales, while in the year ended December 31, 2004, the Company’s sales to three of these five distributors exceeded 10% of the Company’s gross sales. As of December 31, 2003, three customers represented 38%, 14% and 13%, respectively, of the Company’s accounts receivable balance. As of December 31, 2004, three customers represented 29%, 24% and 18%, respectively, of the Company’s accounts receivable balance.

Approximately 20%, 34% and 38% of the Company’s raw material purchases for the years ended December 31, 2002, 2003 and 2004, respectively, were purchased from its four largest suppliers.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As of January 1, 2002, the Company had unamortized goodwill of approximately $6.8 million. Each year, the Company conducts an impairment test. In the years ended December 31, 2003 and 2004, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 in each year, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If such cash flows are more likely than not to be less than the carrying amount of the long-lived assets, such assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

The Company has significant construction in process as of December 31, 2004. The Company expects that the construction in process will be completed and put into service by mid-2005.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 have been adopted. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method of accounting of SFAS No. 123, if a company so elects. The Company accounts for its stock-based compensation in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted under the Company’s 1999 Stock Option and Incentive Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended Ended December 31,
	2002	2003	2004
Net income, as reported	$16,777	$20,989	$27,155
Deduct: Additional stock-based compensation expense determined under fair value based method, net of related tax effects	$1,044	$1,556	$1,235

Pro forma net income	$15,733	$19,433	$25,920

Earnings per share:
Basic-as reported	$1.18	$1.45	$1.86
Basic-pro forma	$1.11	$1.34	$1.77

Diluted-as reported	$1.16	$1.43	$1.83
Diluted-pro forma	$1.09	$1.32	$1.75

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2003 and 2004: risk-free interest rates ranging from 3% to 4%; no dividends; expected life of the options of approximately five years; and volatility ranging from 40% to 73%.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the difference reverses.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2002, 2003 and 2004, research and development costs were $1.3 million, $1.7 million and $3.0 million, respectively, and have been included in selling, general and administrative expenses in the accompanying financial statements.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant advertising production costs are deferred and recognized as expense over the period that the related advertisement is used, beginning with the first publication or airing of the advertisement and ending with the earlier of the last publication or airing of the advertisement within a fiscal year or the end of the fiscal year.

As of December 31, 2004, $1.8 million was included in prepaid expenses and other assets for advertising production costs for advertisements that will be used in the year ending December 31, 2005. No such advertising production costs were incurred in the year ended December 31, 2003. For the years ended December 31, 2002, 2003 and 2004, branding expenses, including advertising expenses as described above, were $10.4 million, $15.0 million and $17.3 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and mortgage loans to approximate the fair value of the respective assets and liabilities at December 31, 2003 and 2004. The fair value of the Company’s senior notes at December 31, 2004 was estimated at $43.4 million.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The Company estimates that of the amount included in accumulated other comprehensive loss at December 31, 2004, approximately $0.2 million, net of taxes, will be reclassified to earnings over the next 12 months.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Interpretation requires the consolidation of a variable interest entity for which an enterprise is considered the primary beneficiary. The primary beneficiary absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interests in the entity. Previously, an entity was generally consolidated by an enterprise when the enterprise had a controlling financial interest in the entity through ownership of a majority voting interest in the entity. The Company adopted the Interpretation in the three months ended March 31, 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations.

In 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to 27,200 tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2002, 2003 and 2004, the Company purchased 13,463 tons for approximately $2.1 million, 18,393 tons for approximately $3.8 million and 14,424 tons for approximately $3.2 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. During the years ended December 31, 2003 and 2004, the Company made additional equity investments in Denplax of approximately $0.7 million and $44,000, respectively. The carrying value of the Company’s investment in Denplax was approximately $0.8

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million at December 31, 2003 and 2004. At December 31, 2003, the Company owed $0.2 million in trade payables to Denplax. As of December 31, 2004, the Company had prepaid $0.3 million for purchases in route from Denplax. During the year ended December 31, 2004, the Company also loaned Denplax approximately $1.2 million under a revolving line of credit financing arrangement, which matures on December 31, 2005 and bears interest at an annual rate of 4%.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provides tax relief to U.S. domestic manufacturers. The FASB directed its staff to issue Financial Staff Position (FSP) FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP FAS 109-1 states that a manufacturer’s deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the effect that the FSP FAS 109-1 will have on its financial position and results of operations in subsequent years, but believes that the effect of FSP FAS 109-1 will be to lower income tax expense beginning in the year ending December 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS No. 151 amends Accounting Research Bulletin (“ARB”) 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is effective for reporting periods beginning after June 15, 2005, which will be the Company’s third fiscal quarter in the year ending December 31, 2005. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, in accordance with APB No. 25, the Company records the intrinsic value of stock-based compensation as expense. Under SFAS No. 123R, the Company will be required to measure compensation expense under the fair value method, and such expense will be recognized over the options’ vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value options. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company may elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application, which can apply the statement either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of adoption it will use. Note 2 to the accompanying consolidated financial statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2003	2004
Finished goods	$36,227	32,564
Raw materials	9,723	11,793

	$45,950	44,357

At December 31, 2003 and 2004, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $3.6 million and $10.7 million, respectively.

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2003	2004
Building and improvements	$35,893	36,466
Machinery and equipment	110,928	121,901
Furniture and equipment	2,161	2,247
Forklifts and tractors	3,017	3,846
Computer equipment	5,162	5,913
Construction in process	19,621	36,920
Land	5,353	8,857

	182,135	216,150
Accumulated depreciation	(44,073)	(57,761)

	$138,062	158,389

Depreciation expense for the years ended December 31, 2002, 2003 and 2004 totaled $9.6 million, $12.5 million and $13.7 million, respectively.

5.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2003	2004
Accrued sales and marketing costs	$1,732	3,442
Accrued compensation and benefits	3,131	5,404
Professional fees and legal costs	465	1,954
Accrued interest	156	191
Deferred rent	383	439
Other	1,896	3,674

Accrued expenses	7,763	15,104

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    DEBT

2002 Refinancing

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of senior notes in the aggregate principal amount of $40.0 million and borrowings under new real estate loans having an aggregate principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing revolving credit facility with a $20.0 million revolving credit facility with a new lender. The termination of the senior bank credit facility resulted in a non-cash charge to interest expense of $2.4 million in the second quarter of the year ended December 31, 2002 as a result of accelerated amortization of the remaining debt discount balance. Borrowings under the revolving credit facility and the senior notes were secured by liens on substantially all of the Company’s assets. These liens were subsequently released in connection with the 2004 refinancing described below.

The senior notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes are payable beginning in June 2005.

Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At December 31, 2004, no borrowings were outstanding under the revolving credit facility and the borrowing base totaled approximately $19.9 million. As of December 31, 2004, the Company had issued letters of credit under the revolving credit facility that total $0.1 million and expire in 2005.

The Company capitalized $1.3 million of financing costs relating to this refinancing. The deferred financing costs are amortized over the terms of the various debt instruments.

Real Estate Loans

In May 2000, the Company financed its purchase of a manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to terms of the September 30, 2004 refinancing described below, the loan provides for monthly payments of principal and interest and will be payable in full on September 30, 2009. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 8.10% at December 31, 2004.

In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of a manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. The loan provides for monthly payments of principal and interest over the 15-year amortization schedule. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2004.

During 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site for a manufacturing facility and the site of its research and development facility. The loans provided for monthly payments of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to terms of the September 30, 2004 refinancing described below, the loans will be payable in full on September 30, 2009. Under interest rate swap agreements, interest on these loans are payable at annual effective rates of 7.12% and 6.80%, respectively, at December 31, 2004.

The mortgage loans accrue interest at annual rates equal to LIBOR plus specified margins. The mortgage loans are secured by the Company’s various real estate holdings and are held by financial institutions.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Refinancing

On September 30, 2004, the Company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.50% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender and the holders of the senior notes described above released their liens on the Company’s assets under the revolving credit facility and the senior notes. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

The Company capitalized $0.1 million of financing costs relating to this refinancing. The deferred financing costs are amortized over the term of the various debt instruments.

Promissory Note

On December 16, 2004, the Company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restrict the Company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the company’s new manufacturing facility, which is located in Olive Branch, Mississippi. As a result, the unused proceeds as of December 31, 2004 have been included in restricted cash on the accompanying balance sheet. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the Company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The Company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the Company’s account. The Company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid on the first business day of each month at a variable rate established on a weekly basis. The variable rate on the bonds was 2.05% on December 31, 2004. The note interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains certain financial and non-financial covenants. The Company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

The Company capitalized $0.5 million of financing costs relating to this financing. The deferred financing costs are amortized over the 25 year term of the debt instrument.

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At December 31, 2004, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.0% on all of its approximately $13.5 million principal amount of real estate loans. In January 2005, under interest rate swap contracts, the Company capped its interest rate exposure at an annual effective rate of approximately 3.12% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 2.95% for five years on an additional $10.0 million principal amount of such note.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To remain in compliance with its credit facility, senior notes and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2004, the Company was in compliance with these covenants. The foregoing debt agreements contain cross-default provisions.

Long-term debt consists of the following as of December 31 (in thousands):

	2003	2004
Real estate loan, due September 30, 2009	$2,854	$2,643
Real estate loan, due September 30, 2009	799	742
Real estate loan, due September 30, 2014	5,555	5,219
Real estate loan, due September 30, 2009	5,168	4,893
Senior notes	40,000	40,000
Promissory note	—	25,000

	54,376	78,497
Less current portion	(886)	(8,932)

Long-term debt	$53,490	$69,565

Future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2005	$8,932
2006	9,052
2007	9,110
2008	9,252
2009	14,089
Thereafter	28,062

$78,497

During the years ended December 31, 2002, 2003 and 2004, the Company capitalized approximately $0.5 million, $1.1 million, and $1.3 million of interest, respectively.

Interest Rate Swaps

The Company has entered into interest-rate swap agreements to eliminate the impact of increases and decreases in interest rates on its floating-rate debt. At December 31, 2004, the Company had four interest-rate swap agreements outstanding. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $3.8 million, $1.0 million, $6.7 million and $5.9 million LIBOR-based floating-rate mortgage loans exceed (fall below) 7.12%, 6.80%, 7.90% and 8.10%, respectively. The Company did not incur a premium or other fee for these interest-rate swap agreements. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the LIBOR-based floating-rate debt. The notional amounts of these agreements correspond to the outstanding balances of the LIBOR-based debt. The Company has evaluated and documented these interest-rate swap agreements as cash flow hedges of LIBOR-based floating-rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of taxes, as there is no hedge ineffectiveness.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2005, the Company entered into interest-rate swap agreements that capped its interest rate exposure at an annual effective rate of 3.12% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of 2.95% for five years on an additional $10.0 million principal amount of such note.

Warrants

In connection with revisions to its senior bank credit facility in November 2001, the Company issued the lender a warrant to purchase shares of common stock at $14.89 per share. The Company valued the warrant at approximately $4.4 million, based on calculations using a Black-Scholes option-pricing model. The $4.4 million warrant value was recorded as a debt discount and was amortized into interest expense. Early retirement of the outstanding indebtedness under the senior bank credit facility resulted in a one-time non-cash charge to interest expense in 2002 as a result of accelerated amortization of the remaining debt discount. On February 3, 2003, the lender exercised the warrant to purchase 353,779 shares of common stock issuable thereunder for a total purchase price of $5.3 million.

7.    STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2002	2003	2004
Numerator:
Net income	$16,777	20,989	27,155

Denominator:
Basic weighted average shares outstanding	14,166,307	14,522,092	14,636,959
Effect of dilutive securities:
Stock options	56,325	117,127	108,828
Warrants	226,205	18,904	—
Restricted stock	32,397	69,715	88,931

Diluted weighted average shares outstanding	14,481,234	14,727,838	14,834,718

Basic earnings per share	$1.18	$1.45	$1.86

Diluted earnings per share	$1.16	$1.43	$1.83

On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “Plan”). The Plan authorizes, among other things, the granting of options, restricted stock and other equity-based awards to purchase up to 1,400,000 shares of common stock. The exercise price per share under each option granted under the Plan may not be less than 100% of the fair market value of the common stock on the option grant date. The Compensation Committee of the Board of Directors determines the vesting terms of the options. At December 31, 2004, 459,742 shares of common stock were reserved for issuance under the Plan in connection with future awards.

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

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under the Plan is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	349,957	$22.84
Granted	167,268	$21.14
Exercised	(7,362)	$12.53
Canceled	(57,474)	$24.76

Outstanding at December 31, 2002	452,389	$22.30
Granted	159,269	$36.08
Exercised	(41,947)	$16.73
Canceled	(15,904)	$20.38

Outstanding at December 31, 2003	553,807	$26.74
Granted	193,789	$38.13
Exercised	(130,314)	$22.58
Canceled	(1,699)	$33.09

Outstanding at December 31, 2004	615,583	$31.19

Exercisable at December 31, 2004	250,320	$27.61

At December 31, 2004, the price range of options outstanding was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 0.00 - 19.99	23,205	$15.99	6.0	16,017	$15.20
20.00 - 29.99	245,358	$24.21	5.4	162,904	$25.29
30.00 - 39.99	329,796	$36.78	8.1	70,286	$35.45
40.00 and over	17,224	$43.96	9.4	1,113	$50.00

	615,583	$31.19	7.0	250,320	$27.61

The grant date weighted average fair value of options granted in the years ended December 31, 2002, 2003 and 2004 was $13.21, $15.38 and $15.37, respectively. Options generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. The options are generally forfeitable upon termination of an option holder’s service as an employee or director.

8.    LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2004 were as follows (in thousands):

Year ending December 31,
2005	$2,854
2006	1,882
2007	1,721
2008	1,309
2009	1,333
Thereafter	4,394

$13,493

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2002, 2003 and 2004, the Company recognized rental expenses of approximately $5.0 million, $5.9 million and $5.8 million, respectively.

9.    EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full-time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $2.7 million, $0.7 million and $1.9 million for the years ended December 31, 2002, 2003 and 2004, respectively, for the 401(k) Profit Sharing Plan and $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively, for the Money Purchase Pension Plan.

The Company has an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2004, employees had purchased approximately 49,861 shares under the plan.

10.    INCOME TAXES

The Company’s provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current	$8,099	$9,256	14,090
Deferred	1,792	3,120	1,651

Total provision	$9,891	$12,376	15,741

The provision for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
U.S. federal statutory taxes	$9,334	$11,678	$15,014
State and local taxes, net of U.S. federal benefit	434	581	650
Other	123	117	77

	$9,891	$12,376	$15,741

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities as of December 31, 2003 and 2004 consist of the following (in thousands):

	As of December 31,
	2003	2004
Deferred tax assets:
Accruals not currently deductible and other	$3,321	$4,038

Deferred tax liabilities:
Depreciation	$(14,326)	$(16,871)

Net deferred tax liability	$(11,005)	(12,833)

11.    COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company believes that this claim is without merit. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that some of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, in a 2-1 decision, the court of appeals reversed the district court’s grant of summary judgment to the Company, and remanded the case to the district court for further proceedings. The Company is seeking a rehearing of the decision by the court of appeals.

On July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey–Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs sought reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the superior court certified the following three class action cases again the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties. On August 24, 2004, the court preliminarily approved a proposed settlement of the action. Notice of the proposed settlement was given by the Company to the class members. On December 17, 2004, the court granted final approval of the settlement. Although the Company denies the allegations in the complaint, and believes that the court erred in certifying the classes, pursuant to the terms of the settlement, the Company has agreed that upon proper proof of claim, it will replace, at the Company’s sole expense (including labor), any class member’s product that exhibits certain specified characteristics. The Company has also agreed to modify its warranty in certain respects, and to discontinue certain advertising claims. The settlement does not include the payment of any monetary damages by the Company (other than $10,000 to each of the four named plaintiffs), although the Company agreed to pay $1,750,000 in legal fees to plaintiffs’ counsel. The Company does not believe that the implementation of the settlement will have a material adverse effect on the Company’s financial condition.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In 2004, the Company purchased approximately 52% of its waste wood fiber requirements and approximately 72%

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of its PE material requirements under purchase orders, which do not involve long-term supply commitments. The Company is also party to supply contracts that require it to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually. The waste wood fiber and PE material supply contracts have not had a material adverse effect on the Company’s business.

The waste wood and PE material supply contracts generally provide that the Company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable.

During the years ended December 31, 2002, 2003 and 2004, the amounts that the Company has been obligated to purchase under waste wood and PE material supply contracts have been less than the amounts of these materials needed for production. To meet all of its production requirements, the Company obtained additional PE material and waste wood fiber materials under purchase orders

12.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2004, the Company retained Ferrari Consulting, LLC pursuant to a Consulting Agreement originally signed on March 17, 2003, and extended on July 16, 2003, October 16, 2003 and February 16, 2004. Pursuant to this agreement, Andrew U. Ferrari performed consulting services relating to the development of new business opportunities for the Company. The Agreement terminated on June 16, 2004. Approximately $58,000 and $6,900 was paid under the agreement in the years ended December 31, 2003 and 2004, respectively. Mr. Ferrari currently serves as a director of the Company and formerly served as the Company’s Executive Vice President of Marketing and Business Development.

13.    INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30 2004	September 30 2004	December 31 2004
	(In thousands, except per share data)
Net sales	$68,678	$59,198	$41,224	$21,908	76,257	83,407	64,350	29,614
Gross profit	29,758	26,898	19,445	7,661	29,983	36,982	24,683	10,694

Net income (loss)	10,097	6,533	5,122	(763)	9,337	11,068	7,101	(351)

Basic net income (loss) per share	$0.70	$0.45	$0.35	$(0.05)	$.64	$.76	$.48	$(0.02)

Diluted net income (loss) per share	$0.69	$0.44	$0.35	$(0.05)	$.63	$.75	$.48	$(0.02)

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
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 16, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ ROBERT G. MATHENY Robert G. Matheny	Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ PAUL D. FLETCHER Paul D. Fletcher	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ ANTHONY J. CAVANNA Anthony J. Cavanna	Director

/s/ ANDREW U. FERRARI Andrew U. Ferrari	Director

/s/ WILLIAM H. MARTIN, III William H. Martin	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.3 to the Company’s Annual Report on Form 0-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.5	Form of Non-Incentive Stock Option Agreement for Officers and Employee Directors under Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference.

10.6	Form of Non-Incentive Stock Option Agreement for Directors under Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.7	Form of Restricted Stock Agreement under Trex Company, Inc. 1999 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.

10.8	Description of Annual Executive Incentive Compensation Plan. Filed herewith.

10.9	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.10	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.11	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.12	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.13	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.14	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among Noteholders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as noteholder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.16	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and TrustCompany of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.17	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.18	Promissory Note, dated as of December 16, 1004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.19	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.20	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.21	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.22	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.23	Release and Severance Agreement, dated as of July 15, 2004, between the Company and A. Catherine Lawler. Filed Exhibit 10.1 to the Company’s Current Report on Form 10-Q for ther quarterly period ended September 30, 2004 and incorporated herein by reference.

10.24	Addendum, dated August 3, 2004, to Release and Severance Agreement, dated as of July 15, 2004, between the Company and A. Catherine Lawler. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.