Form 10-Q
period 2005-03-31
TREX CO INC
filed 2005-05-06
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 26, 2005 was 14,886,925 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,925	$362
Restricted cash	20,959	9,299
Accounts receivable, net	21,964	68,825
Inventories	44,357	38,806
Prepaid expenses and other assets	4,659	5,362
Deferred income taxes	2,975	2,052

Total current assets	118,839	124,706

Property, plant, and equipment, net	158,389	170,462
Goodwill	6,837	6,837
Debt-related derivatives	—	186
Other assets	2,986	3,045

Total assets	$287,051	$305,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,392	$22,016
Accrued expenses	14,904	13,050
Income taxes payable	200	2,966
Line of credit	—	2,713
Current portion of long-term debt	8,932	8,973

Total current liabilities	40,428	49,718

Deferred income taxes	15,808	16,231

Debt-related derivatives	1,736	1,354
Long-term debt, net of current portion	69,565	69,285

Total liabilities	127,537	136,588

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,843,820 and 14,864,446 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	148	149
Additional capital	60,182	61,258
Deferred compensation	(1,259)	(1,967)
Accumulated other comprehensive loss	(1,098)	(737)
Retained earnings	101,541	109,945

Total stockholders’ equity	159,514	168,648

Total liabilities and stockholders’ equity	$287,051	$305,236

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2005
Net sales	$76,257	$89,904
Cost of sales	46,274	56,568

Gross profit	29,983	33,336
Selling, general and administrative expenses	14,139	19,416

Income from operations	15,844	13,920
Interest expense, net	(974)	(756)

Income before income taxes	14,870	13,164
Income taxes	5,533	4,760

Net income	$9,337	$8,404

Basic earnings per common share	$0.64	$0.57

Basic weighted average shares outstanding	14,587,853	14,731,889

Diluted earnings per common share	$0.63	$0.56

Diluted weighted average shares outstanding	14,751,621	14,921,705

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2005
OPERATING ACTIVITIES
Net income	$9,337	$8,404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	571	1,560
Equity method losses	46	139
Amortization of deferred compensation and financing costs	225	274
Depreciation	3,324	3,496
Loss on disposal of property, plant and equipment	18	16
Changes in operating assets and liabilities:
Accounts receivable	(26,040)	(46,861)
Inventories	15,680	5,551
Prepaid expenses and other assets	503	(703)
Accounts payable	2,185	5,624
Accrued expenses	6,134	(1,854)
Income taxes payable	4,805	2,766

Net cash provided by (used in) operating activities	16,788	(21,588)

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(369)	(305)
Restricted Cash	—	11,660
Expenditures for property, plant and equipment	(1,982)	(15,585)

Net cash used in investing activities	(2,351)	(4,230)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(217)	(239)
Proceeds from employee stock purchase and option plans	145	524
Purchase of common stock	—	(743)
Net borrowings under line of credit	—	2,713

Net cash provided by (used in) financing activities	(72)	2,255

Net increase (decrease) in cash and cash equivalents	14,365	(23,563)
Cash and cash equivalents at beginning of period	8,151	23,925

Cash and cash equivalents at end of period	$22,516	$362

Supplemental Disclosure:

Cash paid for interest	$292	$272
Cash paid for income taxes	$161	$176

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Finished goods	$32,564	$24,143
Raw materials	11,793	14,663

	$44,357	$38,806

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	March 31, 2005
Accrued sales and marketing costs	$3,442	$2,860
Accrued compensation and benefits	5,404	4,597
Professional fees and legal costs	1,954	243
Accrued interest	191	1,093
Deferred rent	439	451
Other	3,474	3,806

Accrued expenses	$14,904	$13,050

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and revolving credit facility. The revolving credit facility provides for borrowing up to $20.0 million. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of March 31, 2005, $2.7 million was outstanding under the revolving credit facility.

The revolving credit facility, real estate loans, senior notes and bond loan documents contain negative and financial covenants. As of March 31, 2005, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At March 31, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on all of its $13.3 million principal amount of floating-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for five years on an additional $10.0 million principal amount of such note.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2005
Numerator:
Net income available to common shareholders	$9,337	$8,404

Denominator:
Basic weighted average shares outstanding	14,587,853	14,731,889
Impact of potential common shares:
Options	90,331	133,207
Restricted stock	73,437	56,609

Diluted weighted average shares outstanding	14,751,621	14,921,705

Basic earnings per share	$0.64	$0.57

Diluted earnings per share	$0.63	$0.56

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

	Three Months Ended March 31,
	2004	2005
Net income, as reported	$9,337	$8,404
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$313	$443

Pro forma net income	$9,024	$7,961

Earnings per share:
Basic-as reported	$0.64	$0.57
Basic-pro forma	$0.62	$0.54

Diluted-as reported	$0.63	$0.56
Diluted-pro forma	$0.61	$0.53

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-4%; no dividends; expected life of the options of approximately five years; and volatility of 35-81%.

On March 9, 2005, the Company issued 18,948 shares of restricted common stock to certain employees under the Company’s 1999 Stock Option and Incentive Plan. The shares vest in equal installments on the first, second and third anniversaries of the date of grant. The Company recorded $0.9 million of deferred compensation equity relating to the issuance of the restricted stock. The deferred compensation will be amortized on a straight-line basis over the three-year vesting term. In the three months ended March 31, 2005, the Company recorded compensation expense of $24,000.

On March 9, 2005, the Company granted 53,987 performance share awards to certain employees under the Company’s 1999 Stock Option and Incentive Plan. Payment of the performance share awards will be made in the form of unrestricted common stock on the third anniversary of the date of grant if certain performance targets are met. The Company will record compensation expense relating to the performance share awards when and if the achievement of performance targets become probable. In the three months ended March 31, 2005, the Company recorded no compensation expense.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the three months ended March 31, 2003 and 2004 accounted for approximately 36% and 30% of annual net sales in 2003 and 2004, respectively.

9. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) was originally scheduled to be effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended. As a result, FAS 123(R) is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options, and the Company is currently evaluating which method of adoption it will use. Note 7 to the accompanying consolidated financial statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123(R) as described in the disclosure of pro forma income and earnings per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Business-Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the Company’s ability to price its products accurately and to effectively manage its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The Company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the Company’s overall financial performance.

In the last two years, the Company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 45% of total gross sales in the first quarter of 2005. Sales of the Trex Brasilia product, which was introduced in the fourth quarter of 2004, accounted for approximately 10% of total gross sales in the first quarter of 2005. The Company expects that the demand for the Trex Brasilia product will grow as this product becomes generally available through the Company’s distribution channels.

In the first quarter of 2005, higher manufacturing unit costs contributed to a reduction in gross profit as a percentage of sales. Manufacturing unit costs increased because of higher raw materials costs and lower utilization rates. Managing raw materials costs and manufacturing performance is one of the Company’s principal operating objectives. In the first quarter of 2005, the Company purchased a higher level of reclaimed polyethylene, or “PE material,” at higher prices compared to the first quarter of 2004, and operating inefficiencies related to the Company’s production of new products negatively affected manufacturing unit costs. The Company expects that new PE material sourcing and purchasing initiatives will be necessary for it to effectively manage its costs of PE material in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives, which focus on board dimension and color consistency, also have negatively affected manufacturing performance and utilization rates. The resulting reduction in production rates has contributed to higher manufacturing unit costs by reducing the absorption of fixed manufacturing costs.

The Company continued to support its branding efforts through advertising campaigns in print publications and on television. Branding expenditures in the first quarter of 2005 increased $1.6 million over the first quarter of 2004. These expenditures supported a new, more extensive advertising campaign which the Company commenced in the first quarter of 2005.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables the Company to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company historically has provided its distributors and dealers incentives to build inventory levels prior to the start of the deck building season. These incentives include prompt payment discounts or extended payment terms to customers.

Gross Profit. Gross profit indicates the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, PE material and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

Net Sales. Net sales in the quarter ended March 31, 2005 increased 17.9% to $89.9 million from $76.3 million in the quarter ended March 31, 2004. The increase in net sales was primarily attributable to an increase in revenue per product unit and, to a lesser extent, an increase in volume. The increase in revenue per product unit resulted from increased sales of the higher unit priced Trex Accents and Trex Brasilia products and from a price increase effective May 2004 of 5% on decking products and 9% on railing products.

Gross Profit. Gross profit increased 11.2% to $33.3 million in the 2005 quarter from $30.0 million in the 2004 quarter. The increase was primarily attributable to the higher net sales volume and increased sales of higher unit priced products. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of raw materials, primarily PE material. Gross profit was also adversely affected by a decrease in production rates due to new product and product quality initiatives and the associated decrease in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 37.1% in 2005 from 39.3% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 37.3% to $19.4 million in the 2005 quarter from $14.1 million in the 2004 quarter. The higher selling, general and administrative expenses resulted principally from increases of $1.6 million in branding expenses, $1.2 million in compensation and benefits, $0.5 million in research and development expenses and $0.4 million in information technology consulting costs. As a percentage of net sales, selling, general and administrative expenses increased to 21.6% in the 2005 quarter from 18.5% in the 2004 quarter. Selling, general and administrative expenses for the full year 2005 are expected to be in the range of 21% to 23% of net sales.

Interest Expense. Net interest expense decreased to $0.8 million in the 2005 quarter from $0.9 million in the 2004 quarter. The decrease in net interest expense resulted from an increase in interest capitalized on construction in process and an increase in interest income on the Company’s cash balances. The effects of these factors were partially offset by an increase in interest expense resulting from higher average debt balances in the 2005 quarter. The Company capitalized $0.6 million and $0.2 million of interest on construction in process in the 2005 and 2004 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $4.8 million in the 2005 quarter compared to a provision of $5.5 million in the 2004 quarter. The provisions reflected an effective tax rate of approximately 36% in the 2005 quarter and approximately 37% in the 2004 quarter. The decrease in the effective rate was due to an expected benefit from the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2005 quarter was $21.6 million compared to cash provided by operating activities of $16.8 million for the 2004 quarter. The level of cash flow in the 2005 quarter was adversely affected by an increase in accounts receivable. The effect of increased accounts receivable was offset in part by a decrease in inventory levels. Receivables increased from $22.0 million at December 31, 2004 to $68.8 at March 31, 2005 as the Company offered customers extended payment terms on sales in the fourth quarter of 2004 and first quarter of 2005 to facilitate the introduction on a national basis of the Trex Brasilia™ line of decking products and to provide incentives to customers to meet seasonal demand. Payments under the extended terms are due in the second quarter of 2005. The Company’s inventories decreased from $44.4 million at December 31, 2004 to $38.8 million at March 31, 2005 as shipments outpaced production. An increase in payables, which was partially offset by a decrease in accrued expenses, had a positive effect on cash flows from operating activities in the 2005 quarter. The increase in accounts payable resulted from the timing of payments for capital expenditures, which were primarily for the Company’s third manufacturing site in Olive Branch, Mississippi. The decrease in accrued expenses principally resulted from the payout in the 2005 quarter of employee compensation obligations for 2004.

The Company’s cash used in investing activities totaled $4.2 million in the 2005 quarter, compared to cash used in investing activities of $2.4 million in the 2004 quarter. In the 2005 quarter, expenditures related to the purchase of property, plant and equipment totaled $15.8 million and were primarily funded by $11.7 million of restricted cash. The Company’s use of proceeds from its bond financing in the fourth quarter of 2004 is restricted to financing all or a portion of the costs of the acquisition, construction and equipping of the solid waste disposal facilities to be used in connection with the Company’s new manufacturing facility. The remaining proceeds, as of March 31, 2005, have been included in restricted cash on the Company’s balance sheet.

The Company’s cash provided by financing activities was $2.2 million in the 2005 quarter compared to cash used in financing activities of $0.1 million in the 2004 quarter. In the 2005 quarter, the Company borrowed $2.7 million under its revolving credit facility. Borrowings in the quarter were necessary to meet working capital requirements.

Indebtedness. As of March 31, 2005, the Company’s indebtedness totaled $82.1 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.5%, including the effect of the Company’s interest rate swaps.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of March 31, 2005, the borrowing base was $55.6 million, of which $9.3 million was available, and $2.7 million of borrowings were outstanding. The borrowings available under the facility were reduced by outstanding borrowings and letters of credit.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of March 31, 2005, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2005 quarter totaling $15.6 million, primarily to construct the manufacturing facility and purchase equipment for the third manufacturing site. The Company currently estimates that its capital requirements in 2005 will total approximately $40 to $45 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

As of March 31, 2005, the Company had a total of approximately $0.4 million of cash and cash equivalents and $9.3 million of restricted cash. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At March 31, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on its $13.3 million of floating-rate mortgage debt. At March 31, 2005, the Company had capped its interest rate exposure on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.1% for seven years and on an additional $10.0 million principal amount of such note at an annual effective rate of 3.0% for the five years.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

During the first fiscal quarter of 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Jan. 1, 2005 – Jan. 31, 2005	—	—	—	—
Feb. 1, 2005 – Feb. 28, 2005	—	—	—	—
Mar. 1, 2005 – Mar. 31, 2005(1)	16,527	$44.93	Not applicable	Not applicable

	16,527	$44.93	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 1999 Stock Option and Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6. Exhibits

The Company files herewith the following exhibits:

10.1	Form of Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (Periodic Vesting).

10.2	Form of Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (Fully-Vested).

10.3	Form of Trex Company, Inc. 1999 Stock Option and Incentive Plan Performance Award Agreement.

10.4	Form of Trex Company, Inc. 1999 Stock Option and Incentive Plan Restricted Stock Agreement.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 5, 2005	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Form of Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (Periodic Vesting).

10.2	Form of Trex Company, Inc. Amended and Restated 1999 Stock Option and Incentive Plan Non-Incentive Stock Option Agreement (Fully-Vested).

10.3	Form of Trex Company, Inc. 1999 Stock Option and Incentive Plan Performance Award Agreement.

10.4	Form of Trex Company, Inc. 1999 Stock Option and Incentive Plan Restricted Stock Agreement.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.