Form 10-Q
period 2005-06-30
TREX CO INC
filed 2005-08-09
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at August 3, 2005 was 14,862,719 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,925	$8,814
Restricted cash	20,959	4,631
Accounts receivable, net	21,964	26,842
Inventories	44,357	47,861
Prepaid expenses and other assets	4,162	3,411
Income taxes receivable	497	6,542
Deferred income taxes	2,975	1,629

Total current assets	118,839	99,730

Property, plant, and equipment, net	158,389	189,838
Goodwill	6,837	6,837
Other assets	2,986	2,809

Total assets	$287,051	$299,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,392	$30,015
Accrued expenses	15,104	13,927
Current portion of long-term debt	8,932	8,993

Total current liabilities	40,428	52,935

Deferred income taxes	15,808	15,534
Debt-related derivatives	1,736	1,730
Long-term debt, net of current portion	69,565	61,029

Total liabilities	127,537	131,228

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,843,820 and 14,881,667 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	148	149
Additional capital	60,182	61,750
Deferred compensation	(1,259)	(1,751)
Accumulated other comprehensive loss	(1,098)	(1,093)
Retained earnings	101,541	108,931

Total stockholders’ equity	159,514	167,986

Total liabilities and stockholders’ equity	$287,051	$299,214

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net sales	$83,407	$82,865	$159,664	$172,769
Cost of sales	46,425	59,992	92,699	116,560

Gross profit	36,982	22,873	66,965	56,209
Selling, general and administrative expenses	18,528	25,025	32,667	44,441

Income (loss) from operations	18,454	(2,152)	34,298	11,768
Interest expense, net	(935)	(720)	(1,909)	(1,476)

Income (loss) before income taxes	17,519	(2,872)	32,389	10,292
Provision (benefit) for income taxes	6,451	(1,858)	11,984	2,902

Net income (loss)	$11,068	$(1,014)	$20,405	$7,390

Basic earnings (loss) per common share	$0.76	$(0.07)	$1.40	$0.50

Basic weighted average shares outstanding	14,598,435	14,772,498	14,593,144	14,752,306

Diluted earnings (loss) per common share	$0.75	$(0.07)	$1.38	$0.50

Diluted weighted average shares outstanding	14,771,024	14,772,498	14,765,333	14,912,299

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$20,405	$7,390
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,081	1,539
Equity method losses	71	146
Amortization of deferred compensation and financing costs	452	579
Depreciation	6,576	7,406
Loss on disposal of property, plant and equipment	80	774
Changes in operating assets and liabilities:
Accounts receivable	(25,399)	(4,878)
Inventories	27,220	(3,504)
Prepaid expenses and other assets	(806)	751
Accounts payable	1,285	13,623
Accrued expenses	5,104	(977)
Income taxes payable/receivable	3,755	(6,245)

Net cash provided by operating activities	39,824	16,604

INVESTING ACTIVITIES
Loans to Denplax, S.A.	(731)	(166)
Restricted Cash	—	16,328
Expenditures for property, plant and equipment	(8,328)	(39,629)

Net cash used in investing activities	(9,059)	(23,467)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(435)	(8,475)
Proceeds from employee stock purchase and option plans	407	970
Purchase of common stock	—	(743)
Borrowings under line of credit	—	18,531
Payments under line of credit	—	(18,531)

Net cash used in financing activities	(28)	(8,248)

Net increase (decrease) in cash and cash equivalents	30,737	(15,111)
Cash and cash equivalents at beginning of period	8,151	23,925

Cash and cash equivalents at end of period	$38,888	$8,814

Supplemental Disclosure:

Cash paid for interest	$2,292	$2,331
Cash paid for income taxes	$6,649	$7,852

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2004	June 30, 2005
Finished goods	$32,564	$28,751
Raw materials	11,793	19,110

	$44,357	$47,861

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December, 31, 2004	June 30, 2005
Accrued sales and marketing costs	$3,442	$4,764
Accrued compensation and benefits	5,404	3,024
Professional fees and legal costs	1,954	117
Accrued interest	191	249
Deferred rent	439	463
Other	3,674	5,310

Accrued expenses	$15,104	$13,927

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and revolving credit facility. The revolving credit facility provides for borrowing up to $20.0 million. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2005, no borrowings were outstanding under the revolving credit facility.

The revolving credit facility, real estate loans, senior notes and bond loan documents contain negative and financial covenants. As of June 30, 2005, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At June 30, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on all of its $13.0 million principal amount of floating-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for five years on an additional $10.0 million principal amount of such note.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Numerator:
Net income (loss) available to common shareholders	$11,068	$(1,014)	$20,405	$7,390

Denominator:
Basic weighted average shares outstanding	14,598,435	14,772,498	14,593,144	14,752,306
Impact of potential common shares:
Options	94,735	—	94,576	102,325
Restricted stock	77,854	—	77,613	57,668

Diluted weighted average shares outstanding	14,771,024	14,772,498	14,765,333	14,912,299

Basic earnings (loss) per share	$0.76	$(0.07)	$1.40	$0.50

Diluted earnings (loss) per share	$0.75	$(0.07)	$1.38	$0.50

The effect of stock options to purchase 316,201 shares of common stock and the effect of 98,948 shares of restricted common stock that were outstanding as of June 30, 2005 were excluded from the computation of diluted loss per share for the three months ended June 30, 2005 as the effect would be anti-dilutive.

7. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted under the Company’s 2005 Stock Incentive Plan, which amended and restated the Company’s 1999 Stock Option and Incentive Plan, had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income (loss), as reported	$11,068	$(1,014)	$20,405	$7,390
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$308	$488	$621	$931

Pro forma net income (loss)	$10,760	$(1,502)	$19,784	$6,459

Earnings (loss) per share:
Basic-as reported	$0.76	$(0.07)	$1.40	$0.50
Basic-pro forma	$0.74	$(0.10)	$1.36	$0.44

Diluted-as reported	$0.75	$(0.07)	$1.38	$0.50
Diluted-pro forma	$0.73	$(0.10)	$1.34	$0.43

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-4%; no dividends; expected life of the options of approximately five years; and volatility of 35-81%.

On March 9, 2005, the Company issued 18,948 shares of restricted common stock to certain employees under the Company’s 2005 Stock Incentive Plan. The shares vest in equal installments on the first, second and third anniversaries of the date of grant. The Company recorded $0.9 million of deferred compensation equity relating to the issuance of the restricted stock. The deferred compensation will be amortized on a straight-line basis over the three-year vesting term. In the three months and six months ended June 30, 2005, the Company recorded compensation expense of $73,000 and $97,000, respectively.

On March 9, 2005, the Company granted 53,987 performance share awards to certain employees under the Company’s 2005 Stock Incentive Plan. Payment of the performance share awards will be made in the form of unrestricted common stock on the third anniversary of the date of grant if certain performance targets are met. The Company will record compensation expense relating to the performance share awards when and if the achievement of performance targets become probable. In the three months and six months ended June 30, 2005, the Company recorded no compensation expense.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the six months ended June 30, 2003 and 2004 accounted for approximately 67% and 63% of annual net sales in 2003 and 2004, respectively.

9. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) was originally scheduled to be effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended. As a result, SFAS 123(R) is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options, and the Company is currently evaluating which method of adoption it will use. Note 7 to the accompanying consolidated financial statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

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

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the Company’s ability to price its products accurately and to effectively manage its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The Company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the Company’s overall financial performance. These new products have a higher per price unit and, as a result, the change in sales mix has a positive effect on sales.

In the last two years, the Company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 48% of total gross sales in the second quarter of 2005. Sales of the Trex Brasilia product, which was introduced in the fourth quarter of 2004, accounted for approximately 12% of total gross sales in the second quarter of 2005.

In the second quarter of 2005, higher manufacturing unit costs contributed to a reduction in gross profit as a percentage of sales. Manufacturing unit costs increased because of higher raw materials costs and lower production rates and yields. Managing raw materials costs and manufacturing performance is one of the Company’s principal operating objectives. In the second quarter of 2005, the Company purchased reclaimed polyethylene, or “PE material,” at higher prices compared to the second quarter of 2004, and operating inefficiencies related to the Company’s production of new products negatively affected manufacturing unit costs. The Company expects that new PE material sourcing and purchasing initiatives will be necessary for it to effectively manage its costs of PE material in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives, which focus on board dimension and color consistency, also have negatively affected manufacturing performance. The resulting reduction in production rates has contributed to higher manufacturing unit costs by reducing the absorption of fixed manufacturing costs. In addition, the Company began production at its new manufacturing facility in Olive Branch, Mississippi in the second quarter of 2005 and will build out the Olive Branch production capabilities over time.

The Company continued to support its branding efforts through advertising campaigns in print publications and on television. These expenditures supported a new, more extensive advertising campaign that the Company inaugurated in the first quarter of 2005.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables the Company to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company historically has provided its distributors and dealers incentives to build inventory levels prior to the start of the decking season. These incentives include prompt payment discounts or extended payment terms to customers.

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

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

Net Sales. Net sales in the quarter ended June 30, 2005 (the “2005 quarter”) decreased 0.6% to $82.9 million from $83.4 million in the quarter ended June 30, 2004 (the “2004 quarter”). The decrease in net sales was primarily attributable to a decrease in sales volume offset, in part, by an increase in revenue per product unit. Sales volume was negatively affected by higher than anticipated trade inventory levels entering 2005 and a resulting adjustment of inventory by retailers and distributors. The increase in revenue per product unit resulted from increased sales of the higher unit priced Trex Accents and Trex Brasilia products and from a price increase of 8% on all products effective in April 2005.

Gross Profit. Gross profit decreased 38% to $22.9 million in the 2005 quarter from $37.0 million in the 2004 quarter. The decrease was primarily attributable to the higher unit manufacturing costs and, to a lesser extent, lower sales volume. The higher unit manufacturing costs resulted from the increased cost of raw materials, primarily PE material, and the below standard performance in the manufacturing plants. Gross profit was adversely affected by a decrease in production rates and yields due to new product and product quality initiatives and the associated decrease in absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 28% in 2005 from 44% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 35.1% to $25.0 million in the 2005 quarter from $18.5 million in the 2004 quarter. The higher selling, general and administrative expenses resulted principally from increases of $4.0 million in branding expenses, $1.3 million in professional fees and $1.3 million in compensation and benefits which resulted from higher headcount. In addition, included in selling, general and administrative expenses in the 2005 quarter is the write-off of $0.8 million in equipment that was disposed of during the 2005 quarter in connection with retooling certain production lines. The foregoing increases were partially offset by a decrease of $2.1 million in certain incentive based compensation. In the 2005 quarter, the Company reversed $0.9 million in incentive compensation accruals made earlier in 2005. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under these programs for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses increased to 30% in the 2005 quarter from 22% in the 2004 quarter. Selling, general and administrative expenses for the full year 2005 are expected to be in the range of 25% to 26% of net sales.

Interest Expense. Net interest expense decreased to $0.7 million in the 2005 quarter from $0.9 million in the 2004 quarter. The decrease in net interest expense resulted from an increase in interest capitalized on construction in process offset by an increase in interest expense resulting from higher average debt balances in the 2005 quarter. The Company capitalized $0.8 million and $0.3 million of interest on construction in process in the 2005 and 2004 quarters, respectively.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $1.9 million in the 2005 quarter compared to a provision of $6.5 million in the 2004 quarter. The provisions reflected a tax benefit of approximately 65% in the 2005 quarter and tax expense of approximately 37% in the 2004 quarter. The change in the 2005 effective rate was due to the expected benefit from the American Jobs Creation Act of 2004 and changes in the state tax rate due to the effect of the expansion of the Company’s operations into Mississippi and the recognition of certain state tax credits and incentives in the 2005 quarter for which the Company qualified in the 2005 quarter.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net Sales. Net sales in the six-month period ended June 30, 2005 (the “2005 six-month period”) increased 8.2% to $172.8 million from $159.7 million in the six-month period ended June 30, 2004 (the “2004 six-month period”). The increase in net sales was primarily attributable to an increase in revenue per product unit, partially offset by a decrease in volume. Sales volume was negatively affected by higher than anticipated trade inventory levels entering 2005 and a resulting adjustment of inventory by retailers and distributors. The increase in revenue per product unit resulted from sales of the higher-priced Trex Accents and Trex Brasilia products and, to a lesser extent, price increases in April 2005 of 8%.

Gross Profit. Gross profit decreased 16.1% to $56.2 million in the 2005 six-month period from $67.0 million in the 2004 six-month period. The decrease was primarily attributable to the increase in unit manufacturing costs and, to a lesser extent, lower sales volume. The higher unit manufacturing costs arose primarily from increased raw material costs and lower production rates and yields, which resulted in decreased absorption of fixed manufacturing expenses. Gross profit as a percentage of net sales decreased to 33% in 2005 from 42% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 36.0% to $44.4 million in the 2005 six-month period from $32.7 million in the 2004 six-month period. The higher selling, general and administrative expenses resulted principally from a $2.5 million increase in compensation and benefit expenses which resulted from higher headcount, a $5.6 million increase in branding expenses and a $1.3 million increase in professional fees and legal costs. In addition, included in selling, general and administrative expenses in the 2005 six-month period is the write-off of $0.8 million in equipment that was disposed of during 2005 in connection with retooling certain production lines. The foregoing increases were partially offset by a decrease of $2.1 million in certain incentive based compensation.

Interest Expense. Net interest expense decreased to $1.5 million in the 2005 six-month period from $1.9 million in the 2004 six-month period. The decrease in net interest expense resulted from an increase in interest capitalized on construction in process offset by an increase in interest expense resulting from higher average debt balances in the 2005 six-month period. The Company capitalized $1.4 and $0.5 million of interest on construction in process in the 2005 and 2004 six-month periods, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $2.9 million in the 2005 six-month period compared to a provision of $12.0 million in the 2004 six-month period. The provisions reflect an effective tax rate of approximately 28% in the 2005 six-month period and 37% in the 2004 six-month period. The decrease in the effective rate was due to the expected benefit from the American Jobs Creation Act of 2004 and a reduction in the state tax rate due to the expansion of the Company’s operations into Mississippi and the recognition of certain state tax credits and incentives in the second quarter of 2005 for which the Company qualified in the second quarter of 2005.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2005 six-month period was $16.6 million compared to cash provided by operating activities of $39.8 million for the 2004 six-month period. Cash flow was negatively impacted by the decrease in net income from $20.4 million in the 2004 six-month period to $7.4 million in the 2005 six-month period. The level of cash flow in the 2005 six-month period was positively affected by an increase in accounts payable. The increase in accounts payable resulted from the timing of payments for capital expenditures, which were primarily for the Company’s third manufacturing site in Olive Branch, Mississippi. The effect of increased accounts payable was offset in part by an increase in inventory levels, accounts receivable and prepaid and other assets. Receivables increased from $22.0 million at December 31, 2004 to $26.8 million at June 30, 2005 as a result of higher net sales in June 2005. The Company’s inventories increased from $44.4 million at December 31, 2004 to $47.9 million at June 30, 2005 as production outpaced shipments and due to the commencement of production at the new Olive Branch, Mississippi manufacturing facility.

The Company’s cash used in investing activities totaled $23.5 million in the 2005 six-month period compared to cash used in investing activities of $9.1 million in the 2004 six-month period. In the 2005 six-month period, expenditures related to the purchase of property, plant and equipment totaled $39.6 million. The Company’s use of proceeds from its December 2004 bond financing is restricted to financing all or a portion of the costs of the acquisition, construction and equipping of the solid waste disposal facilities to be used in connection with the Company’s new manufacturing facility. The Company used $16.3 million of restricted cash during the 2005 six- month period. The remaining proceeds as of June 30, 2005, have been included in restricted cash on the Company’s balance sheet.

The Company’s cash used by financing activities was $8.2 million in the 2005 six-month period compared to cash used in financing activities of $0.03 million in the 2004 six-month period. In the 2005 six-month period, the Company repaid $8.0 million of its senior notes. In the 2005 six-month period, the Company borrowed and repaid $18.5 million under its revolving credit facility. Borrowings in the first six months were necessary to meet cash requirements in light of the extended payment terms granted on certain sales in the fourth quarter of 2004 and first quarter of 2005.

Indebtedness. As of June 30, 2005, the Company’s indebtedness totaled $71.8 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.3%, reflecting the effect of the Company’s interest rate swaps.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of June 30, 2005, the borrowing base was $31.5 million and no borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. As of June 30, 2005, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2005 six-month period totaling $39.6 million, primarily to construct the manufacturing facility and purchase equipment for the third manufacturing site. The Company currently estimates that its capital requirements in 2005 will total approximately $47 to $50 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

As of June 30, 2005, the Company had a total of approximately $8.8 million of cash and cash equivalents and $4.6 million of restricted cash. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At June 30, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on its $13.0 million of floating-rate mortgage debt. At June 30, 2005, the Company had capped its interest rate exposure on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.1% for seven years and on an additional $10.0 million principal amount of such note at an annual effective rate of 3.0% for the five years.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations in euros. At current purchase levels, such exposure is not material. In addition, at June 30, 2005 the Company had a note receivable denominated in euros of 1.2 million euros.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.

During the 2005 quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

One lawsuit, which seeks certification as a class action, has been filed in the United States District Court for the Western District of Virginia naming as defendants the Company, Robert G. Matheny, the President and a director of the Company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the Company. In addition, two law firms have issued press releases announcing that additional similar lawsuits will be brought with respect to the same allegations in the filed complaint. As of the date of this report, neither the Company nor either of the individuals noted above has been served with any of these lawsuits. The filed complaint principally alleges that the Company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company’s operating and financial results and expectations. The complaint also alleges that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs in the filed complaint seek unspecified compensatory damages. The Company believes that the lawsuit is without merit and intends to vigorously defend this lawsuit and any other similar lawsuits that may be served on the Company and/or any individual director or officer. A separate derivative lawsuit has been filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the Company. As of the date of this report, neither the Company nor any of the directors has been served with this lawsuit. The filed complaint is based upon the same factual allegations in the purported class action lawsuit, and alleges that the directors breached their fiduciary duties by permitting the Company to issue false and misleading public statements concerning the Company’s operating and financial results, and also alleges that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2005 annual meeting of stockholders on April 21, 2005.

(c)	The following sets forth information regarding each matter voted upon at the 2005 annual meeting. There were 14,851,375 shares of common stock outstanding as of the record date for, and entitled to vote at the 2005 annual meeting.

Proposal 1. The election of the following duly nominated directors:

Nominees	Votes For	Votes Withheld
William H. Martin	12,995,149	116,583
Robert G. Matheny	12,811,387	300,345

Proposal 2.	The approval of the Trex Company, Inc. 2005 Stock Incentive Plan:

Votes For	Against	Abstain
9,332,771	1,105,189	43,587

Proposal 3.	The approval of the material terms for payment of annual executive incentive compensation to permit the compensation paid pursuant to such material terms to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code:

Votes For	Against	Abstain
12,881,065	185,270	45,397

Proposal 4.	The ratification of the appointment of Ernst & Young LLP as Trex Company, Inc.’s independent auditors for the 2005 fiscal year:

Votes For	Against	Abstain
12,807,966	281,903	21,863

Item 6. Exhibits

The Company files herewith the following exhibits:

10.1	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement.

10.2	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement.

10.3	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.5	First Amendment to Reimbursement and Credit Agreement, dated July 25, 2005, by and between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent.

10.6	Third Amendment to Credit Agreement, dated March 31, 2005, by and between Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

10.7	Fourth Amendment to Credit Agreement, dated July 25, 2005, by and between Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 9, 2005	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement.

10.2	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement.

10.3	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.5	First Amendment to Reimbursement and Credit Agreement, dated July 25, 2005, by and between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent.

10.6	Third Amendment to Credit Agreement, dated March 31, 2005, by and between Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

10.7	Fourth Amendment to Credit Agreement, dated July 25, 2005, by and between Trex Company, Inc. and Branch Banking and Trust Company of Virginia.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.