Form 10-Q
period 2005-09-30
TREX CO INC
filed 2005-11-09
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 31, 2005 was 14,891,767 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,925	$14,705
Restricted cash	20,959	—
Accounts receivable, net	21,964	13,648
Inventories	44,357	51,957
Prepaid expenses and other assets	4,162	3,268
Income taxes receivable	497	5,279
Deferred income taxes	2,975	1,655

Total current assets	118,839	90,512

Property, plant, and equipment, net	158,389	193,268
Goodwill	6,837	6,837
Debt-related derivatives	—	165
Other assets	2,986	3,038

Total assets	$287,051	$293,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,392	$19,745
Accrued expenses	15,104	12,509
Current portion of long-term debt	8,932	9,007

Total current liabilities	40,428	41,261

Deferred income taxes	15,808	16,661
Debt-related derivatives	1,736	1,224
Long-term debt, net of current portion	69,565	60,778

Total liabilities	127,537	119,924

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,843,820 and 14,886,993 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	148	149
Additional capital	60,182	61,858
Deferred compensation	(1,259)	(1,536)
Accumulated other comprehensive loss	(1,098)	(671)
Retained earnings	101,541	114,096

Total stockholders’ equity	159,514	173,896

Total liabilities and stockholders’ equity	$287,051	$293,820

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net sales	$64,350	$77,371	$224,014	$250,140
Cost of sales	39,667	53,035	132,366	169,595

Gross profit	24,683	24,336	91,648	80,545
Selling, general and administrative expenses	12,947	17,093	45,614	61,534

Income from operations	11,736	7,243	46,034	19,011
Interest expense, net	640	187	2,549	1,663

Income before income taxes	11,096	7,056	43,485	17,348
Provision for income taxes	3,995	1,891	15,979	4,793

Net income	$7,101	$5,165	$27,506	$12,555

Basic earnings per common share	$0.48	$0.35	$1.88	$0.85

Basic weighted average shares outstanding	14,654,891	14,782,888	14,613,877	14,762,598

Diluted earnings per common share	$0.48	$0.35	$1.86	$0.84

Diluted weighted average shares outstanding	14,856,343	14,847,519	14,791,463	14,881,423

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2005
OPERATING ACTIVITIES
Net income	$27,506	$12,555
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,326	2,394
Equity method losses	37	221
Amortization of deferred compensation and financing costs	678	832
Depreciation	10,209	11,280
Loss on disposal of property, plant and equipment	79	972
Changes in operating assets and liabilities:
Accounts receivable	(6,923)	8,316
Inventories	24,042	(7,600)
Prepaid expenses and other assets	(2,398)	894
Accounts payable	61	3,353
Accrued expenses	9,613	(2,395)
Income taxes payable/receivable	3,293	(4,982)

Net cash provided by operating activities	68,523	25,840

INVESTING ACTIVITIES
Loans to Denplax, S.A.	(740)	(508)
Restricted cash	—	20,959
Expenditures for property, plant and equipment	(15,926)	(47,130)

Net cash used in investing activities	(16,666)	(26,679)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(656)	(8,712)
Proceeds from employee stock purchase and option plans	2,505	1,074
Purchase of common stock	—	(743)
Borrowings under line of credit	—	18,531
Payments under line of credit	—	(18,531)

Net cash provided by (used in) financing activities	1,849	(8,381)

Net increase (decrease) in cash and cash equivalents	53,706	(9,220)
Cash and cash equivalents at beginning of period	8,151	23,925

Cash and cash equivalents at end of period	$61,857	$14,705

Supplemental Disclosure:

Cash paid for interest	$2,578	$2,797
Cash paid for income taxes	$9,855	$7,852

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three- And Nine-Months Ended September 30, 2004 and 2005

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Finished goods	$32,564	$34,556
Raw materials	11,793	17,401

	$44,357	$51,957

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2004	September 30, 2005
Accrued sales and marketing costs	$3,442	$4,750
Accrued compensation and benefits	5,404	2,758
Professional fees and legal costs	1,954	396
Accrued interest	191	918
Deferred rent	439	475
Other	3,674	3,212

Accrued expenses	$15,104	$12,509

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and revolving credit facility. The revolving credit facility provides for borrowings of up to $20.0 million outstanding at any time. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of September 30, 2005, no borrowings were outstanding under the revolving credit facility.

To remain in compliance with its credit facility, senior note, and bond loan document covenants, the Company is required, as of the end of each fiscal quarter, to meet specified financial tests and to maintain specified financial ratios based on levels of its debt, capital, net worth, fixed charges, and EBITDA, as these financial measures are defined for purposes of the covenants. As of September 30, 2005, the Company was in compliance with these covenants. Based on its recent and expected operating results, the Company currently believes that it will need to obtain amendments to certain financial covenants under its credit facility agreement and bond loan documents to maintain compliance with these covenants as of December 31, 2005 and as of the end of subsequent fiscal quarters.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At September 30, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on all of its $12.8 million principal amount of floating-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for five years on an additional $10.0 million principal amount of such note.

6. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Numerator:
Net income available to common shareholders	$7,101	$5,165	$27,506	$12,555

Denominator:
Basic weighted average shares outstanding	14,654,891	14,782,888	14,613,877	14,762,598
Impact of potential common shares:
Options	114,360	17,472	93,967	61,416
Restricted stock	87,092	47,159	83,619	57,409

Diluted weighted average shares outstanding	14,856,343	14,847,519	14,791,463	14,881,423

Basic earnings per share	$0.48	$0.35	$1.88	$0.85

Diluted earnings per share	$0.48	$0.35	$1.86	$0.84

7. STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted under the Company’s 2005 Stock Incentive Plan, which amended and restated the Company’s 1999 Stock Option and Incentive Plans, had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income, as reported	$7,101	$5,165	$27,506	$12,555
Deduct: Additional stock-based employee compensation expense determined under fair value based method, net of related tax effects	$307	$1,148	$928	$2,079

Pro forma net income	$6,794	$4,017	$26,578	$10,476

Earnings per share:
Basic-as reported	$0.48	$0.35	$1.88	$0.85
Basic-pro forma	$0.46	$0.27	$1.82	$0.71

Diluted-as reported	$0.48	$0.35	$1.86	$0.84
Diluted-pro forma	$0.46	$0.27	$1.80	$0.70

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3-4%; no dividends; expected life of the options of approximately five years; and volatility of 35-81%.

On March 19, 2002, the Company issued 120,000 shares of restricted common stock to certain employees under the Company’s 1999 Stock Incentive Plan. The shares vest in equal installments on the third, fourth, and fifth anniversaries of the date of grant. The Company recorded $2.9 million of deferred compensation related to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the five-year vesting term. In the three months and nine months ended September 30, 2005, the Company recorded compensation expense of $143,000 and $428,000, respectively.

On March 9, 2005, the Company issued 18,948 shares of restricted common stock to certain employees under the Company’s 2005 Stock Incentive Plan. The shares vest in equal installments on the first, second and third anniversaries of the date of grant. The Company recorded $0.9 million of deferred compensation related to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the three-year vesting term. In the three months and nine months ended September 30, 2005, the Company recorded compensation expense of $73,000 and $170,000, respectively.

On March 9, 2005, the Company granted 53,987 performance share awards to certain employees under the Company’s 2005 Stock Incentive Plan. Payment of the performance share awards will be made in the form of unrestricted common stock on the third anniversary of the date of grant if certain performance targets are met. The Company will record compensation expense relating to the performance share awards when and if the achievement of performance targets becomes probable. In the three months and nine months ended September 30, 2005, the Company recorded no compensation expense.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the nine months ended September 30, 2003 and 2004 accounted for approximately 89% and 88% of annual net sales in 2003 and 2004, respectively.

9. COMMITMENTS

In October 2005, the Company entered into a Separation Agreement with the Company’s former Chairman and Chief Executive Officer. Total remaining cash payments pursuant to the Separation Agreement are $0.8 million and will be paid over 17 months. The Separation Agreement also provides for the acceleration of vesting of 6,089 restricted shares of the Company’s common stock, which will result in the acceleration of the recognition of $0.3 million of stock-based compensation. As a result of the foregoing, the Company will record a charge of $1.1 million in the three months ending December 31, 2005.

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a new lease agreement in July 2005. The Company has reconsidered its decision to relocate its corporate headquarters and has decided not to move the headquarters. Rent obligations under the lease begin on January 1, 2006. Minimum payments under the lease over the fiscal years 2006, 2007, 2008, 2009 and 2010 are $0.7 million, $1.1 million, $1.5 million, $1.5 million and $1.6 million, respectively, and $23.3 million thereafter. The Company is currently attempting to sublet the office space. The Company believes it will be able to sublet the office space on favorable terms and, accordingly, has not recorded a loss related to the lease as of September 30, 2005.

10. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS 123(R) was originally scheduled to be effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended. As a result, SFAS 123(R) is effective for the Company as of its fiscal year beginning January 1, 2006. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options, and the Company is currently evaluating which method of adoption it will use. Note 7 illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

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

In the last two years, the Company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 54% of total gross sales in the third quarter of 2005. Sales of the Trex Brasilia product, which was introduced in the fourth quarter of 2004, accounted for approximately 3% of total gross sales in the third quarter of 2005. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on gross profit.

The management of raw materials costs, the enhancement of product quality, and the strengthening of manufacturing performance constitute some of the Company’s principal operating objectives. In the third quarter of 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from temporary suspension of operations of some production lines. The Company expects that new PE material sourcing and purchasing initiatives will be necessary for it to effectively manage its costs of PE material in future periods. The Company continues to focus on product quality initiatives to enhance the appearance and overall quality of the entire product line. These initiatives, which focus on color consistency and other product specifications, also have contributed to higher manufacturing unit costs by reducing the absorption of fixed manufacturing costs.

The Company continues to support its branding efforts through advertising campaigns in print publications and on television. These expenditures supported a new, more extensive advertising campaign inaugurated by the Company in the first quarter of 2005.

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

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, PE material and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

Net Sales. Net sales in the quarter ended September 30, 2005 (the “2005 quarter”) increased 20.2% to $77.4 million from $64.4 million in the quarter ended September 30, 2004 (the “2004 quarter”). The increase in net sales was attributable to an increase in revenue per product unit and, to a lesser extent, an increase in sales volume. The increase in revenue per product unit resulted from increased sales of the higher-unit-priced Trex Accents and Trex Brasilia products and from a price increase of 8% on all products in April 2005.

Gross Profit. Gross profit decreased 1.4% to $24.3 million in the 2005 quarter from $24.7 million in the 2004 quarter. The decrease was primarily attributable to the higher unit manufacturing costs, which were partially offset by the increased sales volume. The higher unit manufacturing costs resulted principally from increased raw material cost, primarily for PE material and lower plant utilization due to the temporary suspension of operations of some production lines. The decline in production volume contributed to a decrease in absorption of fixed manufacturing expenses that adversely affected gross profit. Gross profit as a percentage of net sales decreased to 31% in 2005 from 38% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32% to $17.1 million in the 2005 quarter from $12.9 million in the 2004 quarter. The higher selling, general and administrative expenses resulted principally from increases of $2.2 million in customer relations expense, $1.2 million in compensation and benefits and $0.9 million in hiring and relocation costs, which resulted from a higher employee headcount. As a percentage of net sales, selling, general and administrative expenses increased to 22% in the 2005 quarter from 20% in the 2004 quarter. Selling, general and administrative expenses for the full year 2005 are expected to be in the range of 25% to 26% of net sales.

Interest Expense. Net interest expense decreased to $0.2 million in the 2005 quarter from $0.6 million in the 2004 quarter. The decrease in net interest expense resulted from an increase in interest capitalized on construction in process and the lower average outstanding balances of the Company’s senior notes. The Company capitalized $0.6 million and $0.4 million of interest on construction in process in the 2005 and 2004 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $1.9 million in the 2005 quarter compared to a provision of $4.0 million in the 2004 quarter. The provisions reflected an effective tax rate of approximately 27% in the 2005 quarter and approximately 36% in the 2004 quarter. The change in the 2005 effective rate was due to the expected benefit from the American Jobs Creation Act of 2004 and changes in the state tax rate due to the effect of the expansion of the Company’s operations into Mississippi; and the effect of certain state tax credits and incentives for which the Company qualified for in 2005. The effective rate for 2005 was also affected by lower projected taxable income for 2005 compared to 2004.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net Sales. Net sales in the nine-month period ended September 30, 2005 (the “2005 nine-month period”) increased 11.7% to $250.1 million from $224.0 million in the nine-month period ended September 30, 2004 (the “2004 nine-month period”). The increase in net sales was primarily attributable to an increase in revenue per product unit, which was partially offset by a decrease in net sales volume. Net sales volume was negatively affected by higher-than-anticipated trade inventory levels entering 2005 and a resulting adjustment of inventory by retailers and distributors. The increase in revenue per product unit resulted from sales of the higher-priced Trex Accents and Trex Brasilia products and from a price increase of 8% on all products in April 2005.

Gross Profit. Gross profit decreased 12.1% to $80.5 million in the 2005 nine-month period from $91.6 million in the 2004 nine-month period. The decrease was primarily attributable to the increase in unit manufacturing costs and, to a lesser extent, lower net sales volume . The higher unit manufacturing costs resulted principally from increased raw material costs, primarily for PE material, and lower plant utilization due to the temporary suspension of operations of some production lines. The decline in production volume contributed to a decrease in absorption of fixed manufacturing expenses that adversely affected gross profit. Gross profit as a percentage of net sales decreased to 32% in 2005 from 41% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 34.9% to $61.5 million in the 2005 nine-month period from $45.6 million in the 2004 nine-month period. The higher selling, general and administrative expenses resulted principally from a $4.8 million increase in compensation, benefits, and relocation expenses which resulted from a higher employee headcount, a $5.6 million increase in branding expenses and a $4.2 million increase in customer relations expense. Selling, general and administrative expenses in the 2005 nine-month period also reflected the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of certain production lines. The foregoing increases were partially offset by a decrease of $2.6 million in certain incentive-based compensation.

Interest Expense. Net interest expense decreased to $1.7 million in the 2005 nine-month period from $2.5 million in the 2004 nine-month period. The decrease in net interest expense resulted from an increase in interest capitalized on construction in process, the effect of which was partially offset by an increase in interest expense resulting from higher average outstanding debt balances in the 2005 nine-month period. The Company capitalized $2.0 and $0.9 million of interest on construction in process in the 2005 and 2004 nine-month periods, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $4.8 million in the 2005 nine-month period compared to a provision of $16.0 million in the 2004 nine-month period. The provisions reflect an effective tax rate of approximately 28% in the 2005 nine-month period and 37% in the 2004 nine-month period. The decrease in the effective rate was due to the expected benefit from the American Jobs Creation Act of 2004 and a reduction in the state tax rate due to the expansion of the Company’s operations into Mississippi and the recognition of certain state tax credits and incentives in the second and third quarters of 2005 for which the Company qualified in 2005. The effective tax rate for 2005 was also affected by lower projected taxable income for 2005 compared to 2004.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2005 nine-month period decreased to $25.8 million from cash provided by operating activities of $68.5 million for the 2004 nine-month period. Cash flow in the current period was negatively affected by the decrease in net income from $27.5 million in the 2004 nine-month period to $12.6 million in the 2005 nine-month period. Receivables decreased from $22.0 million at December 31, 2004 to $13.6 million at September 30, 2005 as a result of lower net sales in September 2005. The Company’s inventories increased from $44.4 million at December 31, 2004 to $52.0 million at September 30, 2005, as production outpaced shipments and production began at the Company’s new manufacturing facility in Olive Branch, Mississippi.

The Company’s cash used in investing activities increased to $26.7 million in the 2005 nine-month period from cash used in investing activities of $16.7 million in the 2004 nine-month period. In the 2005 nine-month period, expenditures related to the purchase of property, plant and equipment totaled $47.1 million. The Company’s use of proceeds from its December 2004 bond financing was restricted to financing all or a portion of the costs of the acquisition, construction and equipping of the solid waste disposal facilities to be used in connection with the Company’s new manufacturing facility. The Company used $21.0 million of restricted cash during the 2005 nine-month period.

The Company’s cash used in financing activities increased to $8.3 million in the 2005 nine-month period from cash provided by financing activities of $1.8 million in the 2004 nine-month period. In the 2005 nine-month period, the Company repaid $8.0 million principal amount of its senior notes. In the 2005 nine-month period, the Company borrowed and repaid $18.5 million under its revolving credit facility. The Company used borrowings during this period to meet cash requirements due to the extended payment terms granted on certain sales in the fourth quarter of 2004 and the first quarter of 2005.

Indebtedness. As of September 30, 2005, the Company’s indebtedness totaled $70.8 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.3% after reflecting the effect of the Company’s interest rate swaps.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. As of September 30, 2005, the borrowing base was $22.2 million and no borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility, senior note, and bond loan document covenants, the Company is required, as of the end of each fiscal quarter, to meet specified financial tests and to maintain specified financial ratios based on levels of its debt, capital, net worth, fixed charges, and EBITDA, as these financial measures are defined for purposes of the covenants. As of September 30, 2005, the Company was in compliance with these covenants.

Based on its recent and expected operating results, the Company currently believes that it will need to obtain amendments to the debt-to-EBITDA ratio covenant and fixed charge coverage ratio covenant under its credit facility agreement and bond loan documents to maintain compliance with these covenants as of December 31, 2005 and as of the end of subsequent fiscal quarters. Under the first such covenant, the Company may not permit the ratio of its total consolidated debt to its consolidated EBITDA to exceed 2.50 as of the end of any fiscal quarter. Under the fixed charge ratio covenant, for the four-quarter period ending at the end of each fiscal quarter, the ratio of the Company’s consolidated EBITDA plus operating lease expense, after deducting cash taxes, specified capital expenditures, and other specified cash payments, may not be less than 1.30 times the amount of current maturities of the Company’s long-term debt plus consolidated interest expense and operating lease expense as of December 31, 2005 and 1.50 as of the end of subsequent final quarters. For purposes of the two covenants, consolidated EBITDA is defined as the Company’s consolidated net income (excluding extraordinary gains and extraordinary non-cash losses), plus interest expense, taxes, depreciation, and amortization.

The Company will seek amendments to the foregoing financial covenants during the fourth quarter of 2005. To amend the financial covenants, the Company will be required to obtain lender consent to the amendments under its credit facility and bond reimbursement agreements. If the Company does not obtain the consent of its lenders and fails to maintain compliance with all of its loan covenants as of December 31, 2005 and any subsequent measurement date, the Company would incur a default under the terms of the foregoing agreements and under the terms of its senior notes, which have cross-default provisions. Upon the occurrence of any such default, the Company’s lenders would have the right to accelerate payment of the Company’s indebtedness and enforce their claims against the Company to the extent provided by the applicable agreements and applicable law.

Capital Requirements. The Company made capital expenditures in the 2005 nine-month period totaling $47.1 million, primarily to construct the manufacturing facility and purchase equipment for its third manufacturing site. The Company currently estimates that its capital requirements in 2005 will total approximately $48 to $50 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company completes its construction in process and its new manufacturing site to meet an anticipated increase in the demand for Trex.

As of September 30, 2005, the Company had a total of approximately $14.7 million of cash and cash equivalents. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments and meet its other cash requirements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At September 30, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 8.1% on its $12.8 million of floating-rate mortgage debt. At September 30, 2005, the Company had capped its interest rate exposure on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.1% for seven years and on an additional $10.0 million principal amount of such note at an annual effective rate of 3.0% for five years.

The Company has a purchase agreement for polyethylene under which it has certain limited market risk related to foreign currency fluctuations in euros. At current purchase levels, such exposure is not material. In addition, at September 30, 2005 the Company had a euro-denominated note receivable of 1.5 million euros.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.

During the third quarter of 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Two lawsuits, both of which seek certification as a class action, have been filed in the United States District Court for the Western District of Virginia naming as defendants the Company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the Company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the Company. Plaintiffs and defendants have agreed that the two lawsuits should be consolidated, and the plaintiffs in each lawsuit have filed motions seeking to be designated as “lead plaintiff.” The complaints principally allege that the Company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company’s operating and financial results and expectations. The complaints also allege that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs seek unspecified compensatory damages. The Company believes that the lawsuits are without merit and intends to vigorously defend against them and any other similar lawsuits that may be served on the Company and/or any individual director or officer. Two separate derivative lawsuits have been filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the Company. As of the date of this report, none of the defendants has been served with these lawsuits. The filed complaints are based upon the same factual allegations in the purported class action lawsuits, and allege that the directors and Mr. Fletcher breached their fiduciary duties by permitting the Company to issue false and misleading public statements concerning the Company’s operating and financial results, and also allege that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices.

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the court of appeals reversed the district court’s grant of summary judgment to the Company, and remanded the case to the district court for further proceedings. The Company sought a rehearing of the decision by the court of appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the district court’s grant of summary judgment to the Company with respect to non-infringement but reversed the district court’s grant of summary judgment concerning invalidity of certain of plaintiff’s patent claims.

As most recently reported in the Company’s annual report on Form 10-K for the year ended December 31, 2004, in connection with the foregoing patent litigation, on April 12, 2002, the Company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit seeks to enforce a provision in the Company’s 1996 purchase agreement with Mobil Oil Corporation, the predecessor of ExxonMobil Corporation, pursuant to which the Company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation. In that agreement, Mobil agreed to indemnify the Company for any losses, including reasonable legal fees, incurred by the Company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil has denied liability to indemnify the Company for such losses. On December 10, 2002, the district court entered summary judgment in favor of the Company and ordered ExxonMobil to indemnify the Company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom. A final judgment and determination of the total amount of damages due to the Company to date has not yet been entered by the district court. Accordingly, ExxonMobil’s time to appeal has not yet begun. On May 21, 2003, the district court entered an order staying final determination of total damages due to the Company pending resolution of the Nystrom appeal. On February 2, 2004, the district court issued another order continuing the stay pending the resolution of the Nystrom appeal.

Item 6. Exhibits

The Company files herewith the following exhibits:

10.1	Trex Company, Inc. 2005 Stock Incentive Plan.

10.2	Separation Agreement and Mutual Release, dated as of October 19, 2005, between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to Current Report on Form 8-K dated October 21, 2005 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 9, 2005	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
10.1	Trex Company, Inc. 2005 Stock Incentive Plan.

10.2	Separation Agreement and Mutual Release, dated as of October 19, 2005, between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to Current Report on Form 8-K dated October 21, 2005 and incorporated by reference herein.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.