Form 10-K
period 2005-12-31
TREX CO INC
filed 2006-03-16
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2005, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $305,000,000.

The number of shares of the registrant’s common stock outstanding on February 28, 2006 was 14,909,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2006 Annual Meeting of Stockholders	Part III

i

NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Risk Factors” in this report.

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

General

Trex Company, Inc., which we sometimes refer to as the “company” in this report, is the country’s largest manufacturer of non-wood alternative decking and railing products based on net sales. We market our products under the brand name Trex®. Trex is a wood/plastic composite that offers an attractive appearance and the workability of wood without many of wood’s on-going maintenance requirements and functional disadvantages. Trex is manufactured using a proprietary process supported by patented technology that combines waste wood fibers and reclaimed polyethylene. Our products are used primarily for residential and commercial decking and railing. We promote Trex among consumers, home builders and contractors as a premium decking and railing product to replace wood.

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

At December 31, 2005, we sold our products through 92 wholesale distribution locations, which in turn sold Trex to approximately 3,260 retail outlets across the United States and Canada. In June 2004, we began selling our products through Home Depot stores. Approximately 320 Home Depot locations currently stock certain Trex products, and all of our products are available through special order in all Home Depot locations.

Decking and Railing Market Overview

The decking and railing market is part of the substantial home improvement and repair market. Expenditures for residential and rental improvements and repairs totaled approximately $233 billion in 2003, according to Harvard University’s Joint Center for Housing Studies, and are growing at a compound annual growth rate of 5%.

The primary market for Trex is residential decking and railing and, to a lesser extent, commercial decking and railing. An industry study estimates that annual factory sales in 2004 of residential decking and railing totaled approximately $4.3 billion, or approximately 3.8 billion board feet of lumber. The estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the four-year period ended December 31, 2004, an industry study estimates that factory sales of residential decking and railing, as measured by board feet of lumber, increased at a compound annual growth rate of approximately 5%. For the same period, this study estimates that factory sales of non-wood alternative decking and railing products to the residential market increased at an annual rate of over 30%.

The growth in demand for residential decking reflects the increasing popularity of decks as a means of extending living areas and providing outdoor recreation and entertainment spaces. Residential decking purchases include the installation of new and replacement decks for existing homes, construction of decks for new homes and repair of existing decks. An industry study estimates that more than 4.3 million decks were built in 2004 and forecasts that deck construction will grow at an annual rate of approximately 3% through 2009. We expect that deck repair, modernization and replacement will increase as existing decks age.

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

Approximately 80% of the lumber used in wooden decks and railing is pressure-treated lumber, generally pine and fir, which is treated with chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking and railing products segment utilizes polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of waste wood fiber and polyethylene, polypropylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. The primary chemical compound used to treat wood historically was Chromated Copper Arsenate, or CCA, which is a pesticide registered with the Environmental Protection Agency. Manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary and Copper Boron Azole chemical compounds as a treatment for wood. We believe that the continued publicity relating to CCA and the limited history upon which manufacturers can base claims for the efficacy and safety of the new compounds will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of the use of active chemicals in pressure-treated lumber.

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

Growth Strategies

Our long-term goals are to continue to be the leading producer of superior non-wood decking and railing products, to increase our market share of any market we serve, and to expand into new product categories and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•	Continue investment in the development of the Trex brand and maintain our brand leadership and market recognition in terms of quality, functionality and visual appeal.

•	Promote comprehensive geographic coverage for Trex by increasing the number of our dealers and making Trex available for our customers wherever they choose to buy their decking products.

•	Continue investment in process and product developments to innovate with new products, improve product quality, reduce manufacturing costs, and increase operating efficiencies.

•	Increase our production capacity by enhancing the productivity of our existing production lines, adding additional capacity in our existing facilities in Winchester, Virginia, Fernley, Nevada, and Olive Branch, Mississippi, and at additional locations as needed.

•	Continue to obtain adequate supplies of raw materials at acceptable prices by developing new sources, entering into long-term arrangements with suppliers, and managing the collections of these materials from geographically dispersed locations.

Products

We manufacture Trex Wood-Polymer® lumber in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Trex is produced in a wide selection of popular lumber sizes and lengths. Our decking and railing products are available with several finishes and numerous colors.

We have three decking product lines: (1) Trex Origins™, which features a smooth surface; (2) Trex Accents™®, which features a smooth surface on one side and an embossed wood grain on the other; and (3) Trex Brasilia™®, which replicates the look of tropical hardwoods with subtle color variations. For each of these decking lines, we have made improvements to our manufacturing process to improve board quality and enhance the visual appeal of these products.

We have two railing product lines: Trex Designer Series Railing™, and Trex Artisan Series Railing™. Our Designer series railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in our smooth Trex Origins™ finish and color palette, as well as in the new Trex Brasilia finish and colors. In 2005, we launched our newest railing line, the Trex Artisan Series Railing™. The styling and warm, white finish of this railing line makes it appropriate for use on a Trex or non-Trex deck, which we believe will expand the sales prospects of our railing business. This railing line is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation. We believe that this technology may enable us to develop other new product lines. These new products, which permit us to provide comprehensive product offerings in both the decking and railing categories, afford expanded options to our consumers, who can now cover all exposed surfaces of their deck with Trex products.

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

Sales and Marketing

We have a dedicated sales team of 59 professionals that works with all levels of our distribution system in the “pull through” sales of our products. We expect to expand our sales force as needed to further these efforts.

We have invested approximately $57 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking and railing market. Our sales growth in the decking and railing market will largely depend on our success in converting demand for wood products into demand for Trex and on our long-term success in preserving our market share advantage over our many alternative decking and railing product competitors.

We have implemented a two-pronged marketing program directed at both consumers and trade professionals. We seek to develop brand awareness and preference among consumers, contractors and project designers to generate demand for Trex among dealers and distributors. Our branding strategy promotes product differentiation of Trex in a market, which is not generally characterized by brand identification. This strategy enables us to command premium prices compared to wood, gain market share from wood and alternative decking and railing producers, and maintain more price stability for Trex.

Our marketing program includes consumer and trade advertising, public relations, trade promotion, association with highly publicized showcase projects, and sales to influential home design groups. We actively invest in market research to monitor consumer brand awareness, preference and usage in the decking and railing market.

Distribution

In 2005, we generated substantially all of our net sales through our wholesale distribution network by selling Trex products to 22 wholesale companies operating from 92 distribution locations. Our distributors in turn marketed Trex to approximately 3,260 retail outlets across the United States and Canada. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. In June 2004, we also began selling our products through Home Depot stores. Approximately 320 Home Depot locations currently stock certain Trex products, and all of our products are available through special order in all Home Depot locations.

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

Of our gross sales, approximately 77% in 2003, 75% in 2004 and 75% in 2005 were made to the following five wholesale distributors: Boise Cascade Corporation, Capital Lumber Company, Oregon Pacific Corporation, Parksite Plunkett-Webster and Snavely Forest Products. In 2003, our gross sales to four of the five foregoing distributors exceeded 10% of our gross sales. In 2004 and 2005, our gross sales to three of the five foregoing distributors exceeded 10% of our gross sales. Each of the foregoing distributors has multiple locations for the sale of Trex. Each distributor agreement permits the parties either to add additional locations or remove certain locations without terminating the agreement.

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

Home Depot. In April 2004, we entered into an agreement with Home Depot to sell our decking products through certain Home Depot stores. By the end of 2005, certain Trex products were stocked in approximately 320 Home Depot locations, and all of our products were available through special order at all Home Depot locations. Although Home Depot serves the contractor market, the largest part of its sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot locations rather than at retail lumber dealers. We believe that brand exposure through Home Depot distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

National Accounts. In late 2004, we implemented a national account strategy to focus on corporate-level selling to retail chains, builders, trade associations and large municipalities. We believe that a focus on corporate-level selling to large organizations can effectively augment our field selling effort and generate additional sales for our existing distributor and dealer networks.

Contractor/Dealer Locator Service and Web Site. We maintain a toll-free telephone service (1-800-BUY-TREX) for use by consumers and building professionals to locate the closest contractors and dealers offering Trex and to obtain product information. We use these calls to generate sales leads for contractors, dealers, distributors and Trex sales representatives. We also analyze caller information to assess the effectiveness of our promotional and advertising activities. Our Internet corporate web site (www.trex.com) provides an additional source of information to consumers, dealers and distributors.

Contractor Training. Since 1995, we have regularly provided training about Trex to contractors. These contractors, who are referred to as TrexPros®, receive consumer lead referrals directly from our toll-free telephone service and are listed on our web site. Currently, we have approximately 3,400 TrexPro contractors.

Shipment. We ship Trex to distributors by truck and rail. Distributors typically pay shipping and delivery charges.

Manufacturing Process

Trex is manufactured at three sites. Our Winchester, Virginia site has floor space of approximately 265,000 square feet and had approximately $240 million of installed revenue-generating capacity at December 31, 2005. Our Fernley, Nevada site has floor space of approximately 250,000 square feet and had approximately $130 million of installed revenue-generating capacity at December 31, 2005. Our Olive Branch, Mississippi site has approximately 200,000 square feet and had approximately $55 million of installed revenue-generating capacity at December 31, 2005.

Our total annual production capacity at December 31, 2005 was approximately $425.0 million sales value of finished product. At December 31, 2005, our construction in process totaled approximately $24.6 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our Winchester, Fernley and Olive Branch sites, and to construct plastic reprocessing equipment. We currently expect that the production lines in process will be completed and put into service by the end of 2006. When the current construction in process is completed, we estimate that our three sites will be capable of producing a total of approximately $480.0 million sales value of finished product annually.

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

Production of a non-wood decking alternative like Trex requires significant capital investment, special process know-how and time to develop. We and our predecessor operations have invested more than $200 million and 14 years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 400% since 1992. We also have broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We have obtained and continue to seek patents with respect to our manufacturing process. We have centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

Suppliers

The production of Trex requires the supply of waste wood fiber and PE material. We purchased $12.0 million of waste wood fiber and $85.0 million of PE material in 2005, and $8.7 million of waste wood fiber and $44.3 million of PE material in 2004.

We fulfill our requirements for raw materials under both purchase orders and supply contracts. In 2005, we purchased approximately 68% of our PE material requirements and approximately 30% of our waste wood fiber requirements under purchase orders. Purchase orders specify the prices we pay based on then-current market prices and do not involve long-term supply commitments. We are also party to supply contracts that obligate us to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually.

Our supply contracts have not had any material adverse effect on our business. In our past three years, the amounts we have been obligated to purchase under our PE material supply contracts and the minimum amounts we have been required to purchase under our wood supply contracts generally have been less than the amounts of these materials we have needed for production. In 2005, our total commitments for wood supplies for our Winchester site exceeded our requirements, which we addressed by selling the excess material to third parties. To meet all of our production requirements, we have obtained additional PE material and waste wood fiber materials by using purchase orders and by purchasing waste wood fiber in excess of the minimum commitments under our supply contracts.

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

One supplier accounted for 49% of our 2005 waste wood fiber purchases. Based on our discussions with waste wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with this or with other current suppliers were terminated, we would be able to obtain adequate supplies of waste wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

PE Material. The PE material we consumed in 2005 was primarily composed of recovered plastic bags and plastic film. Approximately two billion pounds of polyethylene resin are used in the manufacture of plastic bags and stretch film in the United States each year. We will continue to seek to meet our future needs for plastic from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

We own 35% of a joint venture, called Denplax S.A., which operates a plant in El Ejido, Spain. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately 9% of the total PE material we purchased during 2005. Under a separate supply agreement, we have agreed to purchase up to 27,200 metric tons of the plant’s production in each year if the production meets material specifications.

To facilitate our PE material processing operations, we have constructed our own plastic reprocessing plant on our manufacturing site in Winchester, Virginia. We completed this plant and put it into service in 2003.

Our PE material supply contracts generally provide that we are obligated to purchase all of the PE material a supplier provides if the PE material meets our specifications. Our PE material supply contracts have not required us, and we do not believe that they will require us, to purchase any amount of PE material in excess of our total estimated need.

No supplier provided 10% or more of the PE material we purchased in 2005.

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

The primary competition for Trex consists of wood products, which industry sources estimate accounted for approximately 88% of 2004 decking and railing sales, as measured by board feet of lumber. These sources estimate that approximately 80% of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The primary chemical compound used to treat wood against moisture and insect resistance historically was Chromated Copper Arsenate, or CCA. Since CCA contains arsenic, a carcinogen, lumber manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary, or ACQ, and Copper Boron Azole, or CBA. Producing pressure-treated wood with these new classes of chemicals generally increases the cost of manufacturing by 15% to 20%, and these products have a limited history upon which manufacturers can base claims of efficacy and safety. In addition, industry studies indicate that ACQ, which contains three times the quantity of copper in CCA, is more corrosive than CCA to screws and other fasteners typically used in building decks and similar projects. Therefore, the use of ACQ requires special components, which increases the cost of installation.

In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that Trex has the leading market share of the wood/plastic composite segment of the decking and railing market. We estimate that wood/plastic composites and plastic accounted for approximately 16% of 2004 decking and railing sales, as measured by wholesale market value. The principal Trex competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Epoch Composite Products, Fiber Composites, LLC, Louisiana Pacific, Inc., and Timbertech Limited.

Trex also competes with decks made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, industry studies estimate that this segment accounted for only approximately 1% of 2004 decking sales, as measured by wholesale market value. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with Trex.

We believe that the principal competitive factors in the decking and railing market include product quality, price, maintenance cost, and consumer awareness and distribution. We believe we compete favorably with respect to these factors. We believe that Trex offers cost advantages over the life of a deck when compared to other types of decking materials. Although a contractor-installed Trex deck built in 2005 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex eliminates most of the on-going maintenance required for a pressure-treated deck and is, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide Trex with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our products, production processes and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements that have enabled us to increase manufacturing line production rates, facilitated our development of new products, and produced improvements in the dimensional consistency, surface texture and color uniformity of Trex.

Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works. We seek to secure effective rights for our intellectual property, but cannot guarantee that third parties will not successfully challenge, or avoid infringing, our intellectual property rights.

We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the decking board. We intend to maintain our existing patents in effect until they expire, beginning in 2015, as well as to seek additional patents as we consider appropriate. We are currently pursuing the following patent applications: one patent application that covers our principal product; one patent application directed to an accessory for use with our principal product, a method of installing decking boards, and a tool that may be used in that method; two patent applications directed to an improved product with additional features and methods of producing the improved product; three patent applications directed to an improved product with a further additional feature and a method and an apparatus for producing the improved product; and a patent application directed to accessories that may be used with the principal product and methods of using those accessories.

The U.S. Patent and Trademark Office has granted us federal registrations for our trademarks for Trex, Trex (stylized logo), Trex Wood-Polymer, The Deck of a Lifetime, Easy Care Decking, TrexExpress Installation System (stylized logo), Trex Accents, Brasilia, Create Your Space and TrexPro. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We consider our trademarks to be of material importance to our business plans. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information.

See “Legal Proceedings” in Item 3 of this report for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2005, we had 759 full-time employees, of whom 597 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 15, 2006:

Name	Age	Positions with Company
Anthony J. Cavanna	66	Chairman and Chief Executive Officer
Andrew U. Ferrari	59	President and Chief Operating Officer; Director
Harold F. Monahan	60	Executive Vice President and General Manager
Paul D. Fletcher	46	Senior Vice President and Chief Financial Officer
William F. Andrews	74	Director
Paul A. Brunner	70	Director
William H. Martin, III	75	Director
Robert G. Matheny	60	Director
Frank H. Merlotti, Jr.	55	Director
Patricia B. Robinson	53	Director

Anthony J. Cavanna has served as a director of the company since September 1998 and as the Chairman and Chief Executive Officer of the company since August 2005. From December 2003 through August 2005, Mr. Cavanna was retired. Before his retirement, Mr. Cavanna served as Executive Vice President and Chief Financial Officer of the company from September 1998 through December 2003, and of TREX Company, LLC, which was the company’s wholly owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1962 to August 1996, Mr. Cavanna held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President–Planning and Supply of the Films Division. Mr. Cavanna currently serves as a director of Ultralife Batteries Co., Inc. and is a member of its Audit and Finance Committee. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

Andrew U. Ferrari has served as a director of the company since September 1998 and as President and Chief Operating Office of the company since August 2005. From March 2003 through August 2005, Mr. Ferrari was a marketing and business development consultant. Mr. Ferrari served as Executive Vice President of Marketing and Business Development of the company from October 2001 through March 2003, and of TREX Company, LLC from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

Harold F. Monahan has served as Executive Vice President and General Manager of the company since May 2003. He served as Senior Vice President and General Manager of the company from March 2002 through May 2003, and of TREX Company, LLC from March 2002 through December 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of ExxonMobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil Oil Company in 1999, Mr. Monahan served as Logistics, Business Development and Product Exchange Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil’s petroleum products throughout North America, including surface, subsurface and water borne transportation. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager for Domestic U.S. Operations. Mr. Monahan served as an officer in the U.S. Marine Corp, and received a B.S. degree in economics from St. Norbert College and pursued graduate studies at various institutions.

Paul D. Fletcher has served as the Senior Vice President and Chief Financial Officer of the company since July 2003. He was Vice President of Finance of the company from October 2001 through July 2003, and of TREX Company, LLC from October 2001 through December 2002. From 2000 to 2001, Mr. Fletcher served as Vice President and Chief Financial Officer for AMX Corporation, an advanced control system technology company. From 1996 to 2000, he served as Vice President and Treasurer for Excel Communications Inc., a telecommunications company. From 1987 to 1996, he served as Senior Vice President and Treasurer for Lomas Financial Corporation, a financial services company. Mr. Fletcher received his B.A. degree in economics and management from Albion College and an M.B.A. degree in finance and management policy from Northwestern University Kellogg School of Management.

William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of Corrections Corporation of America since August 2000, as Chairman of Allied Aerospace Company since 2000, as Chairman of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001, and as Chairman of the Singer Sewing Company, a manufacturer of sewing machines, since 2004. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994. From 1995 to 2001, Mr. Andrews served as Chairman of Scovill Fasteners Inc. Prior to 1995, he served in various positions, including Chairman of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation and O’Charley’s Restaurants. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A. degree in marketing from Seton Hall University.

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

William H. Martin, III has served as a director of the company since April 1999. Mr. Martin served as Chairman of Martin Industries, Inc., a manufacturer and producer of gas space heaters, gas logs and pre-engineered fireplaces, from 1994 through 2003 and as a director of Martin Industries from 1974 to 1994. From 1987 to 1993, Mr. Martin served as Executive Assistant to the Rector of Trinity Church in New York City. From 1971 to 1987, he served as President and Chief Executive Officer of Martin Industries. Since 1993, Mr. Martin has been managing private investments and serving as a director of Aluma-Form, Inc., a manufacturer of components for electric utilities, and on the boards of several not-for-profit organizations. Mr. Martin is a graduate of Vanderbilt University.

Robert G. Matheny has served as a director of the company since September 1998. Mr. Matheny served as Chairman and Chief Executive Officer of the company from May 2003 until his retirement in August 2005. He served as President of the company from September 1998 to May 2003, and of TREX Company, LLC from August 1996 through December 2002. From 1970 to August 1996, Mr. Matheny held various positions with Mobil Chemical, including General Manager of the Composite Products Division, General Manager of the Chemical Specialties Group, and Vice President of Mobil Chemical Products International. Mr. Matheny received a B.S. degree in industrial engineering and operations research from Virginia Polytechnic Institute.

Frank H. Merlotti, Jr. has served as a director of the company since February 2006. Mr. Merlotti has served as President of Steelcase North America, the North American business unit of Steelcase, Inc., a manufacturer of office furniture and furniture systems, since September 2002. Mr. Merlotti served as President and Chief Executive Officer of G&T Industries, a manufacturer and distributor of fabricated foam and soft-surface materials for the marine, office furniture and commercial building industries, from August 1999 to September 2002. From 1991 through 1999, Mr. Merlotti served as President and Chief Executive Officer of Metropolitan Furniture Company, a Steelcase Design Partnership company. From 1985 through 1999, Mr. Merlotti served as General Manager of the Business Furniture Division of G&T Industries.

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

Web Sites and Additional Information

The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company. In addition, we maintain an Internet corporate web site at www.trex.com. We make available through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

We have adopted a code of conduct and ethics, which is applicable to all of our directors, officers and employees, including our chief executive officer and chief financial officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 1A.	Risk Factors

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

Our ability to grow will depend largely on our success in converting the current demand for wood decking products into a demand for Trex. Industry studies estimate that wood decking products accounted for approximately 88% of the 2004 decking and railing market, as measured by board feet of lumber. To increase our market share, we must overcome:

•	the low consumer awareness of non-wood decking and railing alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the greater initial expense of installing a Trex deck;

•	the established relationships existing between suppliers of wood decking products and contractors and homebuilders; and

•	the increased competition from wood/plastic composite manufacturers.

Substantially all of our sales result from one material.

In 2006, we will derive substantially all of our revenues from sales of Trex Wood-Polymer lumber. Although we have developed new Trex products and new applications for Trex since 1996, and we intend to continue this development, our product line is currently based almost exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a significant adverse impact on our net sales levels.

We currently depend on three manufacturing sites to meet the demand for Trex.

We currently produce Trex at three manufacturing sites, which are located in Winchester, Virginia, Fernley, Nevada, and Olive Branch, Mississippi. Any interruption in the operations or decrease in the production capacity at any of these sites, whether because of equipment failure, fire, natural disaster, labor difficulties or otherwise, would limit our ability to meet existing and future customer demand for Trex.

Our business is subject to risks in obtaining the raw materials we use to produce Trex.

The production of Trex requires substantial amounts of waste wood fiber and PE material. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2005, one supplier accounted for 49% of our waste wood fiber purchases. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers. We obtain our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices. In recent periods, our operating results have been adversely affected by significant increases in the prices we pay for PE material.

We have limited ability to control inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who in turn sell our products to local lumberyards. Because of the seasonal nature of the demand for decking, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our second and third fiscal quarters. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, and changes in the levels of home-building and remodeling expenditures.

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

We must compete with an increasing number of companies in the wood/plastic composites segment of the decking and railing market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking and railing market could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking and railing market that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex products.

We face risks in increasing our production levels to meet customer demand for Trex.

To support sales growth and improve customer service, we will face risks:

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

Our recent growth has placed significant demands on our management, systems and other resources. Our net sales increased to $294.1 million in 2005 from $116.9 million in 2001. The number of dealer outlets selling Trex has increased to approximately 3,260 at December 31, 2005 from approximately 2,600 at December 31, 2000, and we expect further increases in the future. To support our geographic expansion, we began production in 2005 at a third manufacturing site in Olive Branch, Mississippi. As part of our growth, we will have to attract, train, incentivize and retain skilled employees. If we fail to do so, or otherwise are unable to manage our growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our ability to expand our net sales.

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

At December 31, 2005, our construction in process totaled approximately $24.6 million, with an estimated cost to complete of approximately $20 to $25 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our Winchester, Fernley and Olive Branch sites, and to construct plastic reprocessing equipment. Some of these assets may become impaired due to obsolescence or other factors before we can put them into service. Our operating results would be adversely affected if we fail to deploy productively our construction in process, and our net income would be reduced if our assets become impaired and we are required to write down the value of those assets in our financial statements.

We are not sure of the terms on which we will be able to obtain financing for the significant capital expenditures we plan after 2006 to increase our manufacturing capacity.

We estimate that our capital requirements in 2006 will total approximately $20 to $30 million. We expect to use our capital expenditures in 2006 principally to make process and productivity improvements and to add manufacturing capacity at our existing sites. Our failure to generate or obtain sufficient funds to meet our capital requirements could have a material adverse effect on our ability to match the production of Trex with the demand for our products. It may be necessary to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. We may not be able to obtain all of the required financing on terms we will find acceptable.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our revolving credit facility, real estate loans, senior notes and bond loan documents.

At December 31, 2005, our total indebtedness was $74.4 million and included our real estate loans, senior notes, variable rate promissory note and interest rate swaps. Our ability to make scheduled principal and interest payments on our real estate loans, senior notes and bond loan agreement, borrow under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, senior notes or bond reimbursement agreement, which may be declared payable immediately based on a default. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, senior notes and bond reimbursement agreement, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Our dependence on a small number of significant distributors makes us vulnerable to business interruptions involving these distributors.

Our total gross sales to our five largest wholesale distributors accounted for approximately 75% of our gross sales in 2005. Our contracts with these distributors are terminable by the distributors upon 30 days’ notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations and adversely affect our operating results.

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

Our success depends, in part, on our ability to protect our important intellectual property rights. The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We have obtained and continue to seek patents with respect to our manufacturing process. We or our predecessor company have been required in lawsuits to establish that our production processes and products do not infringe the patents of others. We also rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease that expires in July 2011. In July 2005, in anticipation of relocating our corporate headquarters to Dulles, Virginia, we entered into a new lease agreement, which expires in 2019. The Dulles lease agreement provides for our initial occupancy of approximately 50,000 square feet of office space, which will increase during the lease term to approximately 75,000 square feet. We have reconsidered our decision to relocate our corporate headquarters and have decided not to move the headquarters. We are currently seeking to sublet the Dulles, Virginia office space. We believe that we will be able to sublet the Dulles, Virginia office space on favorable terms and, accordingly, have not recorded a loss related to the lease as of December 31, 2005. The inability to sublet the office space or changes to the assumptions used in our estimate of expected cash flows may result in a loss in the future.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations.

We lease a total of approximately 815,000 square feet of storage warehouse space under leases with expiration dates ranging from 2006 to 2015. For information about these leases, see note 8 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2005, we operated approximately 38 wood trailers and approximately 75 forklift trucks under operating leases. We also owned an additional 40 wood trailers and approximately 14 forklift trucks.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2005, we spent a total of $49.9 million on capital expenditures, primarily for process improvements and capacity expansion at our Winchester and Fernley manufacturing locations, and buildings, machinery and equipment at our Olive Branch site. We estimate that our capital expenditures in 2006 will total approximately $20 to $30 million. We expect to use these expenditures principally to make process and productivity improvements and to add manufacturing capacity at our existing sites.

Item 3.	Legal Proceedings

Commencing on July 8, 2005, two lawsuits, both of which seek certification as a class action, were filed in the United States District Court for the Western District of Virginia naming as defendants the company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the company. Plaintiffs and defendants have agreed that the two lawsuits should be consolidated, and on December 27, 2005, the plaintiffs filed a consolidated class action complaint. The complaints principally allege that the company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the company’s operating and financial results and expectations. The complaints also allege that certain directors of the company sold shares of the company’s common stock at artificially inflated prices. The plaintiffs seek unspecified compensatory damages. The company believes that the lawsuits are without merit and intends to vigorously defend against them and any other similar lawsuits that may be served on the company or any individual director or officer. Two separate derivative lawsuits have been filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the company. As of the date of this report, none of the defendants has been served with the derivative lawsuits. The filed complaints are based upon the same factual allegations as the complaints in the class action lawsuits, and allege that the directors and Mr. Fletcher breached their fiduciary duties by permitting the company to issue false and misleading public statements concerning the company’s operating and financial results, and also allege that directors of the company sold shares of the company’s common stock at artificially inflated prices.

On December 5, 2001, Ron Nystrom commenced an action against the company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the court of appeals reversed the district court’s grant of summary judgment to the company, and remanded the case to the district court for further proceedings. The company sought a rehearing of the decision by the court of appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the district court’s grant of summary judgment to the company with respect to non-infringement. On January 25, 2006, the district court issued a judgment dismissing plaintiff’s case against the company. The plaintiff filed a petition for writ of certiorari in the United States Supreme Court on January 30, 2006 and a notice of appeal of the district court’s judgment to the United States Court of Appeals for the Federal Circuit on February 22, 2006.

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

There were no matters submitted to our security holders in the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low sale prices of our common stock for each quarter during 2004 and 2005 as reported by the New York Stock Exchange:

2005	High	Low
First Quarter	$52.31	$44.20
Second Quarter	44.62	24.75
Third Quarter	29.70	23.10
Fourth Quarter	29.48	20.02

2004	High	Low
First Quarter	$40.50	$31.75
Second Quarter	41.01	32.84
Third Quarter	48.80	36.22
Fourth Quarter	54.25	38.35

As of February 28, 2006, there were approximately 235 holders of record of our common stock.

In 2005, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

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

The following table provides information about our purchases of our common stock during the quarter ended December 31, 2005:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1, 2005 – October 31, 2005 (1)	1,961	21.48	Not applicable	Not applicable
November 1, 2005 – November 31, 2005	—	—	Not applicable	Not applicable
December 1, 2005 – December 31, 2005	—	—	Not applicable	Not applicable
	1,961	21.48

(1)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our stock incentive plan allowing us to withhold, or the recipient to deliver to us, the number of shares having the fair value equal to tax withholding due.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2001, 2002, 2003, 2004 and 2005 and for each of the five years ended December 31, 2005.

•	The selected financial data as of December 31, 2004 and 2005 and for each of the years in the three-year period ended December 31, 2005 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002 are derived from our financial statements which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$116,860	$167,079	$191,008	$253,628	$294,133
Cost of sales	67,973	90,479	107,246	151,286	213,904

Gross profit	48,887	76,600	83,762	102,342	80,229
Selling, general and administrative expenses	31,801	42,150	46,837	56,382	76,989

Income from operations	17,086	34,450	36,925	45,960	3,240
Interest expense, net	3,850	7,782	3,560	3,064	2,612

Income before income taxes	13,236	26,668	33,365	42,896	628
Provision (benefit) for income taxes	4,186	9,891	12,376	15,741	(1,871)

Net income	$9,050	$16,777	$20,989	$27,155	$2,499

Basic earnings per share	$0.64	$1.18	$1.45	$1.86	$0.17

Basic weighted average shares outstanding	14,145,660	14,166,307	14,522,092	14,636,959	14,769,799

Diluted earnings per share	$0.64	$1.16	$1.43	$1.83	$0.17

Diluted weighted average shares outstanding	14,182,457	14,481,234	14,727,837	14,834,718	14,879,661

Cash Flow Data:
Cash provided by operating activities	$7,004	$52,964	$5,628	$45,288	$11,863
Cash used in investing activities	(31,972)	(6,192)	(17,749)	(56,373)	(29,425)
Cash provided by (used in) financing activities	24,968	(31,879)	5,379	26,859	(4,432)

Other Data (unaudited):
EBITDA (1)	$25,709	$44,039	$49,464	$59,673	$19,379

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$—	$14,893	$8,151	$44,884	$1,931
Working capital	3,216	24,134	49,615	78,411	39,759
Total assets	184,637	183,556	210,455	287,051	286,269
Total debt	86,094	55,196	54,376	78,497	73,606
Total stockholders’ equity	81,985	98,775	127,206	159,514	164,533

(1)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The company has included data with respect to EBITDA because management evaluates and projects the performance of the company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the company’s operating performance, particularly as compared to the operating performance of the company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the company and facilitates comparisons by investors between the operating performance of the company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters the company considers not to be indicative of its ongoing operations; and

•	not all of the companies in the company’s industry may calculate EBITDA in the same manner in which the company calculates EBITDA, which limits its usefulness as a comparative measure.

The company compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income, as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity. The following table sets forth, for the years indicated, a reconciliation of EBITDA and net income:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Net income	$9,050	$16,777	$20,989	$27,155	$2,499
Plus interest expense, net	3,850	7,782	3,560	3,064	2,612
Plus income taxes provision (benefit)	4,186	9,891	12,376	15,741	(1,871)
Plus depreciation and amortization	8,623	9,589	12,539	13,713	16,139

EBITDA	$25,709	$44,039	$49,464	$59,673	$19,379

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Risk Factors” in this report.

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the company’s ability to price its products accurately and to manage effectively its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and evaluate new technologies. Management considers net income to be a measure of the company’s overall financial performance.

In the last two years, the company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 51% of total gross sales in 2005. Sales of the Trex Brasilia product, which was introduced in the fourth quarter of 2004, accounted for approximately 7% of total gross sales in 2005. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on total revenue.

The management of raw materials costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from the temporary suspension of operations of some production lines. The company expects that new PE material sourcing and purchasing initiatives will be necessary for it to manage effectively its costs of PE material in future periods. The company curtailed operation of approximately 35% of its manufacturing capacity in the second half of 2005 in order to balance finished goods inventory levels with product demand. The resulting reduction in production output contributed to higher manufacturing costs by reducing the absorption of fixed manufacturing costs. The company continues to focus on product quality initiatives to enhance the appearance and overall quality of the entire product line. These initiatives emphasize color consistency and other product specifications. In addition, each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit. These initiatives have contributed to higher manufacturing costs by reducing manufacturing line efficiencies, as well as increasing labor and raw material costs.

The company continues to support its branding efforts through advertising campaigns in print publications and on television. These expenditures supported a new, more extensive advertising campaign inaugurated by the company in the first quarter of 2005. Branding expenditures in 2005 increased $7.6 million over 2004.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the company historically has provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms.

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

We have not yet determined the impact the adoption of SFAS No. 123R will have on our results of operations. The adoption of SFAS No. 123R is expected to result in compensation expense that will reduce our net income. The amount of the reduction in net income will depend on a number of factors, including the number of options granted, the vesting periods of options granted, our stock price and volatility, and employee exercise behaviors. For information about SFAS No. 123R, see Note 2 to our consolidated financial statements appearing elsewhere in this report.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Our significant accounting policies are described in note 2 to our consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Inventories. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The company believes that its current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for estimated slow moving products or obsolescence. The company has written down certain finished goods inventory that does not meet the company’s new quality standards to its estimated market value. The company has also written down the estimated portion of PE material and other raw materials that are not consumable to its estimated market value. At December 31, 2005, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $24.7 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results. The company currently anticipates that inventory levels will increase in 2006.

Property, Plant and Equipment. At December 31, 2005, the company’s construction in process totaled approximately $24.6 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at the Winchester, Fernley and Olive Branch manufacturing sites and to construct plastic reprocessing equipment. The company currently expects that the production lines in process will be completed and put into service by mid-2007. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, the company compares the carrying values of its long-lived assets, including construction in process, against the estimated undiscounted cash flows relating to those assets. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The depreciable lives of these assets range from five to 40 years. We make estimates of the useful lives, in part, based upon historical performance of similar assets. We periodically review the remaining estimated useful lives of our property, plant and equipment to determine if any revisions to our estimates are necessary. Changes to our estimate of the useful lives of our property, plant and equipment could have a material effect on our financial position or results of operations.

Contingencies and Other Liabilities. In July 2005, in anticipation of relocating its corporate headquarters to Dulles, Virginia, the company entered into a new lease agreement. The lease agreement provides for the initial occupancy of approximately 50,000 square feet of office space, which will increase during the lease term to approximately 75,000 square feet. The company has reconsidered its decision to relocate its corporate headquarters and has decided not to move the headquarters. Minimum payments under the lease over the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.7 million, $1.1 million, $1.5 million, $1.5 million and $1.6 million, respectively, and $19.8 million thereafter. The company believes that it will be able to sublet the Dulles, Virginia office space on favorable terms and, accordingly, has not recorded a loss related to the lease as of December 31, 2005. The inability to sublet the office space or changes to the company’s assumptions used in its estimate of expected cash flows may result in a loss in the future.

The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2005.

Revenue Recognition. The company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the company’s manufacturing facilities. Pursuant to Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the company records all shipping and handling fees in net sales and records all of the related costs in cost of sales. The company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The company accounts for these programs as either reductions to sales or as selling, general and administrative expenses in accordance with EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Valuation of Deferred Tax Assets. The company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109 ,“Accounting for Income Taxes”. In evaluating the recovery of deferred tax assets, the company makes certain assumptions as to the future reversal of existing taxable temporary differences, and estimated future taxable income. The valuation allowance can also be affected by changes to tax laws and changes to statutory tax rates. It is possible that the facts underlying these assumptions may not materialize in future periods, which may require the company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances. At December 31, 2005, the company had a valuation allowance of $1.4 million related primarily to uncertainty regarding the recoverability of certain state tax credit carryforwards and incentives.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.1	59.7	72.7

Gross profit	43.9	40.3	27.3
Selling, general and administrative expenses	24.5	22.2	26.2

Income from operations	19.4	18.1	1.1
Interest expense, net	1.9	1.2	0.9

Income before taxes and extraordinary item	17.5	16.9	0.2
Provision (benefit) for income taxes	6.5	6.2	(0.6)

Net income	11.0%	10.7%	0.8%

2005 Compared to 2004

Net Sales. Net sales increased 16.0% to $294.1 million in 2005 from $253.6 million in 2004. The increase in net sales was primarily attributable to an increase in price per unit and, to a lesser extent, a growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in price per unit resulted from a price increase, effective on April 1, 2005, of 8% on decking and railing products and from increased sales of higher unit priced products.

Gross Profit. Gross profit decreased 21.6% to 80.2 million in 2005 from $102.3 million in 2004. The decrease was primarily attributable to higher unit manufacturing costs, which resulted primarily from the increased cost of raw materials, particularly PE material. Gross profit margin was also adversely affected by a decrease in production rates due to product quality initiatives and lower capacity utilization and to the associated decrease in absorption of fixed manufacturing expenses. The decrease was offset in part by increased sales prices, increased sales of higher unit priced products, and higher net sales volume. Gross profit as a percentage of net sales decreased to 27.3% in 2005 from 40.3% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 36.6% to $77.0 million in 2005 from $56.4 million in 2004. The higher selling, general and administrative expenses resulted principally from increases of $7.7 million in sales and marketing costs, $6.6 million in corporate personnel expenses, $4.8 million in customer relations expenses, $2.7 million in professional expenses and $2.0 million in hiring and relocation expenses. The increased sales and marketing costs consisted primarily of branding costs, which include expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising. Selling, general and administrative expenses in 2005 also included the write-off of $1.0 million in equipment that the company disposed of during 2005 in connection with the retooling of certain production lines. The increase in the foregoing components of selling, general and administrative expenses was partially offset by a decrease of $2.9 million in profit sharing and management bonus expenses, as a result of decreased profitability in 2005. Selling, general and administrative expenses as a percentage of net sales increased to 26.2% in 2005 from 22.2% in 2004.

Interest Expense. Net interest expense decreased to $2.6 million in 2005 from $3.1 million in 2004. The decrease was primarily attributable to an increase in the amount of interest capitalized on construction in process and a reduction in interest expense on the company’s senior notes. The reduced senior note interest expense reflected a decrease in outstanding borrowings following the company’s payment in June 2005 of the first of five scheduled $8.0 million principal payments. The company capitalized $2.2 million of interest in 2005 and $1.3 million of interest in 2004. These effects were offset in part by additional interest expense related to the $25.0 million variable rate promissory note that the company issued in December 2004. Total interest under the promissory note totaled $0.9 million in 2005.

Provision for Income Taxes. The provision for income taxes decreased to $(1.9) million in 2005 (net benefit) from $15.7 million in 2004 (net expense). The provision reflected a benefit of approximately 297.6% in 2005 compared to tax expense of approximately 36.7% in 2004. The change in the 2005 effective rate was primarily due to the impact of state taxes. For 2005, the tax provision consisted of federal tax expense of approximately $0.5 million, which was offset by a state tax benefit of $2.4 million. The state tax benefit resulted from the expansion of the company’s operations into Mississippi and the recognition of certain other state tax credits and incentives. At December 31, 2005 and 2004, the company had income tax refunds receivable of $8.3 million and $0.5 million, respectively. The increase in the income tax receivable resulted from the amendment of certain prior year tax returns and from the overpayment of taxes during early 2005 that resulted from lower than estimated taxable income.

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

Interest Expense. Net interest expense decreased to $3.1 million in 2004 from $3.6 million in 2003. Increased interest income, resulting from higher cash balances, and an increase in the amount of interest capitalized on construction in process contributed to lower net interest expense in 2004. The company capitalized $1.3 million of interest in 2004 and $1.1 million of interest in 2003.

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

Sources and Uses of Cash. The company’s cash provided by operating activities was $5.6 million in 2003, $45.3 million in 2004 and $11.9 million in 2005. In 2003, the effects on cash flows of a higher net sales volume were more than offset by increases in inventory levels and receivables. In 2004, the effects on cash flows of a higher net sales volume and increases in accounts payable and accrued expenses were offset in part by increases in receivables. In 2005, the effects on cash flows of a higher net sales volume and lower receivables were more than offset by lower profitability and increases in inventories and income tax receivables. Receivables decreased from $22.0 million at December 31, 2004 to $12.4 million at December 31, 2005, reflecting the absence in the fourth quarter of 2005 of the new product introductions and promotional programs which the company had implemented in the 2004 fourth quarter. The company’s inventories increased to $56.7 million at December 31, 2005 compared to $44.4 million at December 31, 2004, primarily as a result of inventory produced at the Olive Branch plant and increased quantities of raw materials. Income tax receivables increased to $8.3 million at December 31, 2005 from $0.5 million at December 31, 2004 primarily due to the overpayment of taxes during the first half of 2005. The company expects to receive the income tax refunds in 2006.

The company’s cash used in investing activities totaled $17.7 million in 2003, $56.4 million in 2004 and $29.4 million in 2005 and primarily related to expenditures for the purchase of property, plant and equipment to support extension of the company’s manufacturing capacity, mainly at the Olive Branch plant.

The company’s cash provided by (used in) financing activities was $5.4 million in 2003, $26.9 million in 2004 and $(4.4) million in 2005. In 2004, the company received $25.0 million in proceeds from borrowings, as described below, which were used to fund a portion of the construction and equipment costs associated with its third manufacturing site. In June 2005, the company paid the first of five scheduled $8.0 million principal payments on its senior notes. At December 31, 2005, there were $4.1 million of borrowings outstanding under the company’s revolving credit facility.

Indebtedness. At December 31, 2005, the company’s indebtedness totaled $74.4 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.2%.

On June 19, 2002, the company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior notes due June 19, 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the company replaced its existing revolving credit facility with a $20.0 million revolving credit facility with a new lender. Borrowings under the revolving credit facility and the senior notes were secured by liens on substantially all of the company’s assets. These liens were subsequently released in connection with the 2004 refinancing described below. The senior notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes began in June 2005.

On September 30, 2004, the company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to the specified London Interbank Offered Rate, or LIBOR, plus specified margins. The specified margins are determined based on the company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.50% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender and the holders of the senior notes described above released their liens on the company’s assets under the revolving credit facility and the senior notes. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

The company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At December 31, 2005, the borrowing base was $43.0 million and $4.1 million of borrowings were outstanding under the facility.

On December 16, 2004, the company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restricted the company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the company’s new manufacturing facility, which is located in Olive Branch, Mississippi. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the company’s account. The company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid each month at a variable rate established on a weekly basis. The variable rate on the bonds was 3.63% on December 31, 2005. The note interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains affirmative covenants and negative covenants which, among other things, restrict the company’s ability to incur additional indebtedness and liens, engage in any consolidation, merger or sale of assets outside the ordinary course of business, and make specified investments, loans or advances. The company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

Effective for December 31, 2005, the company entered into amendments to its revolving credit facility agreement and bond reimbursement agreement. Among other things, the amendments:

•	increased the principal amount of the revolving credit commitment under the credit facility for the period from January 1, 2006 to and including June 30, 2006 from $20.0 million to $30.0 million;

•	adjusted the margins that are used to calculate interest on related real estate loans from a range of 1.50% to 2.50% to a range of 1.50% to 3.00% and adjusted the margins that are used to calculate interest for each revolving loan from a range of 1.25% to 1.75% to a range of 1.25% to 2.75%;

•	provided that the company’s fixed charge coverage ratios, as prescribed under each of the agreements, would not be measured for the fiscal quarters ended December 31, 2005 and ending March 31, 2006; and

•	provided that the ratio of the company’s total consolidated debt to consolidated EBITDA, as prescribed under the revolving credit facility, and the ratio of the company’s funded net debt to consolidated EBITDA, as prescribed under the reimbursement agreement, would not be measured for the fiscal quarters ended December 31, 2005 and ending March 31, 2006.

Interest Payment Obligations. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates of its real estate loans. At December 31, 2005, the company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on all of its $12.5 million principal amount of real estate loans.

The company financed its purchase of its Winchester, Virginia site in June 1998 with a ten-year term loan of $3.8 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 9.12% at December 31, 2005.

The company financed its purchase of the Trex Technical Center in November 1998 in part with the proceeds of a ten-year term loan of $1.0 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 8.8% at December 31, 2005.

In connection with its acquisition of its Fernley, Nevada site, the company in September 1999 obtained a 15-year term loan in the original principal amount of $6.7 million. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2005.

In connection with its acquisition of a site adjacent to its original Winchester, Virginia site, the company in August 2000 obtained a 15-year term loan in the original principal amount of $5.9 million. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 10.10% at December 31, 2005.

In January 2005, under interest rate swap agreements, the company pays interest on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.12% for seven years and interest on an additional $10.0 million principal amount at an annual effective rate of 2.95% for five years.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2005, after giving effect to covenant amendments described above, the company was in compliance with these covenants. The foregoing debt agreements contain cross-default provisions.

The company’s ability to make scheduled principal and interest payments on its real estate loans, senior notes and variable rate promissory note, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in this report under “Risk Factors.”

Contractual Obligations. The following tables show, as of December 31, 2005, the company’s contractual obligations and commercial commitments, which consist primarily of long-term debt, operating leases and letters of credit (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$69,536	$9,031	$18,369	$14,640	$27,496
Operating leases	50,319	5,436	10,402	8,782	25,699

Total contractual cash obligations	$119,855	$14,467	$28,771	$23,422	$53,195

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

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$766	$766	$—	$—	—

Total commercial commitments	$766	$766	$—	$—	—

The company does not have off-balance sheet financing arrangements other than its operating leases and letters of credit.

Capital Requirements. The company made capital expenditures of $17.1 million in 2003, $34.1 million in 2004 and $49.9 million in 2005, primarily to expand its manufacturing capacity. The company currently estimates that its capital requirements in 2006 will total approximately $20 to $30 million. Capital expenditures in 2006 are expected to be used to make process and productivity improvements, and to increase capacity at the company’s three existing manufacturing sites. The company expects that it will continue to make significant capital expenditures in 2007 and subsequent years to meet an anticipated increase in the demand for Trex.

As of December 31, 2005, the company had a total of approximately $1.9 million of cash and cash equivalents. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures will likely be required to expand the production capabilities of the company’s manufacturing sites to provide increased capacity to meet the company’s expected growth in demand for its products. The amount and timing of these investments will depend on the anticipated demand for Trex, the production obtained from its existing sites, the availability of funds and other factors. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company funded its aggregate capital expenditures of $101.1 million for the three-year period ended December 31, 2005 from a combination of cash flow from operations and proceeds from financing activities, including borrowings under various loan and revolving credit facilities. The company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings under its revolving credit facility and other bank financing arrangements. As of the date of this report, the company had no commitment for any such other financing arrangements. The company also may determine that it is necessary or desirable to obtain financing for such requirements through the issuance of debt or equity securities. Any such debt financing would increase the company’s level of indebtedness, while any such equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its $25.0 million variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At December 31, 2005, the company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on its $12.5 million of floating-rate mortgage debt. At December 31, 2005, the company had capped its interest rate exposure at an annual effective rate of approximately 3.12% for seven years on $10.0 million principal amount of its variable rate promissory note and at an annual effective rate of approximately 2.95% for five years on an additional $10.0 million principal amount of this note. For additional information about the company’s management of its interest rate risk, see note 6 to the company’s consolidated financial statements appearing elsewhere in this report.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at December 31, 2005 was approximately $33.2 million. Based on balances outstanding at December 31, 2005, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $0.6 million at December 31, 2005.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 1.2 million euros at December 31, 2005.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-22 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting as of December 31, 2005 described below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2005. We have initiated the implementation of measures to remediate this material weakness as described below under “Remediation of Material Weakness in Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

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

We assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified one material weakness (as defined by the Public Company Accounting Oversight Board) as of December 31, 2005. This material weakness was due to a lack of a sufficient complement of personnel with experience in the Company’s financial reporting processes and with adequate technical expertise in resolving non-routine or complex accounting matters. The material weakness resulted in errors in the preparation of financial statement disclosures and errors in inventory valuation, cost capitalization, accounts payable, accrued liabilities, and income taxes that resulted in a number of post-closing adjustments to the Company’s 2005 consolidated financial statements. Although these adjustments were not material individually or in the aggregate, management concluded that their occurrence precluded management from concluding that the internal controls were operating effectively as of December 31, 2005.

Accordingly, management has determined that, because of this material weakness, the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the specified criteria.

Ernst & Young LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of the effectiveness and on the Company’s internal control over financial reporting, which is included in this report.

TREX COMPANY, INC.

March 14, 2006	By:	/s/ ANTHONY J. CAVANNA
Anthony J. Cavanna
Chairman and Chief Executive Officer (Principal Executive Officer)

March 14, 2006	By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Remediation of Material Weakness in Internal Control Over Financial Reporting

In 2005, we experienced a number of challenging business issues, including those related to the opening of a new manufacturing facility, new product introductions, turnover in accounting, finance and information technology personnel, and a contemplated relocation of our corporate headquarters. During the fourth quarter of 2005, we added members to our accounting, finance and information technology staffs and implemented additional levels of review in our financial statement close processes to address these challenges.

We are currently actively searching for additional accounting and finance staff members and implementing new internal control procedures to improve the effectiveness of our financial statement close process. In addition, we will provide education regarding effective review procedures to the appropriate personnel. We will continue to closely monitor the effectiveness of these processes, procedures and controls, and will make any further changes as our management determines appropriate.

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting,” during the fourth quarter ended December 31, 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2005, we continued with our implementation of the measures discussed above to remediate the material weakness in our internal control over financial reporting that existed as of December 31, 2005.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

On Internal Control Over Financial Reporting

Board of Directors and Shareholders of Trex Company, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Trex Company, Inc. (“Trex”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness described below, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Trex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Trex’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, Trex lacked a sufficient complement of personnel with experience in its financial reporting processes and with adequate technical expertise in resolving non-routine or complex accounting matters. The situation resulted in errors in the preparation of financial statement disclosures, in addition to errors in Trex’s inventory valuation, cost capitalization, accounts payable, accrued liabilities, and income taxes that resulted in a number of post-closing adjustments to the Company’s 2005 consolidated financial statements. Until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006 on those financial statements.

In our opinion, management’s assessment that Trex did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Trex did not maintain effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/    ERNST & YOUNG LLP

McLean, Virginia

March 14, 2006

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information responsive to this Item 10 is incorporated herein by reference to the company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information responsive to this Item 13 is incorporated herein by reference to the company’s definitive proxy statement for its 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the company’s definitive proxy statement for its 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-22 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable or not material and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed herewith.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed herewith.
10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.
10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed herewith.
10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.
10.12	Separation Agreement and Mutual General Release, dated as of October 19, 2005, by and between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2005 and incorporated herein by reference.
10.13	Release and Severance Agreement, dated as of March 6, 2006, by and between Trex Company, Inc. and Philip J. Pifer. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated herein by reference.
10.14	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.
10.15	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.
10.16	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.
10.17	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.
10.18	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.
10.19	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among the Note holders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.
10.20	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.
10.21	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed herewith.
10.22	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.
10.23	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.24	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.25	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.26	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.27	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.28	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.30	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

10.31	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.32	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.33	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.34	Deed of Lease, dated as of July 27, 2005, between Trex Company, Inc. and 1 Dulles Town Center, L.L.C. Filed herewith.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trex Company, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/    ERNST & YOUNG LLP

McLean, Virginia

March 14, 2006

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,925	$1,931
Restricted cash	20,959	—
Accounts receivable (net of allowance for doubtful accounts of $0.3 million and $0.6 million in 2004 and 2005, respectively)	21,964	12,364
Inventories	44,357	56,726
Prepaid expenses and other assets	4,162	3,750
Income taxes receivable	497	8,297
Deferred income taxes	2,975	1,711

Total current assets	118,839	84,779

Property, plant and equipment, net	158,389	191,210
Goodwill	6,837	6,837
Debt-related derivatives	—	292
Other assets	2,986	3,151

Total Assets	$287,051	$286,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,392	$14,405
Accrued expenses	15,104	17,514
Line of credit	—	4,070
Current portion of long-term debt	8,932	9,031

Total current liabilities	40,428	45,020
Deferred income taxes	15,808	15,158
Debt-related derivatives	1,736	1,053
Long-term debt	69,565	60,505

Total Liabilities	127,537	121,736

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,843,820 and 14,889,674 shares issued and outstanding at December 31, 2004 and 2005, respectively	148	149
Additional paid-in capital	60,182	61,901
Deferred compensation	(1,259)	(1,076)
Accumulated other comprehensive loss	(1,098)	(481)
Retained earnings	101,541	104,040

Total Stockholders’ Equity	159,514	164,533

Total Liabilities and Stockholders’ Equity	$287,051	$286,269

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except share and per share data)
Net sales	$191,008	$253,628	$294,133
Cost of sales	107,246	151,286	213,904

Gross profit	83,762	102,342	80,229
Selling, general, and administrative expenses	46,837	56,382	76,989

Income from operations	36,925	45,960	3,240
Interest income	327	581	524
Interest expense	(3,887)	(3,645)	(3,136)

Income before provision for income taxes	33,365	42,896	628
Provision (benefit) for income taxes	12,376	15,741	(1,871)

Net income	$20,989	$27,155	$2,499

Basic earnings per common share	$1.45	$1.86	$0.17

Basic weighted average common shares outstanding	14,522,092	14,636,959	14,769,799

Diluted earnings per common share	$1.43	$1.83	$0.17

Diluted weighted average common shares outstanding	14,727,838	14,834,718	14,879,661

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2002	14,297,711	$143	$49,354	$(2,400)	$(1,719)	$53,397	$98,775

Comprehensive income:
Net income	—	—	—	—	—	20,989	20,989
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(193)	—	(193)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	525	—	525

Total comprehensive income							21,321
Employee stock purchase and option plans	50,741	—	933	—	—	—	933
Tax benefit of stock options	—	—	338	—	—	—	338
Exercise of warrant	353,779	4	5,264	—	—	—	5,268
Amortization of deferred compensation	—	—	—	571	—	—	571

Balance, December 31, 2003	14,702,231	147	55,889	(1,829)	(1,387)	74,386	127,206

Comprehensive income:
Net income	—	—	—	—	—	27,155	27,155
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(199)	—	(199)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	488	—	488

Total comprehensive income	—	—	—	—	—	—	27,444
Employee stock purchase and option plans	141,589	1	3,290	—	—	—	3,291
Tax benefit of stock options	—	—	1,003	—	—	—	1,003
Amortization of deferred compensation	—	—	—	570	—	—	570

Balance, December 31, 2004	14,843,820	148	60,182	(1,259)	(1,098)	101,541	159,514

Comprehensive income:
Net income	—	—	—	—	—	2,499	2,499
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(49)	—	(49)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	666	—	666

Total comprehensive income	—	—	—	—	—	—	3,116
Employee stock purchase and option plans	47,120	1	1,201	—	—	—	1,202
Tax benefit of stock options and restricted stock	—	—	419	—	—	—	419
Restricted stock awards (grants, net of forfeitures)	17,312	—	842	(842)	—	—	—
Repurchases of common stock	(18,578)	—	(743)	—	—	—	(743)
Amortization of deferred compensation	—	—	—	1,025	—	—	1,025

Balance, December 31, 2005	14,889,674	$149	$61,901	$(1,076)	$(481)	$104,040	$164,533

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Operating Activities
Net income	$20,989	$27,155	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes and other	3,120	1,651	256
Tax benefit of stock options and restricted stock	338	1,003	419
Equity method losses	125	42	7
Amortization of deferred compensation and financing costs	902	945	1,310
Depreciation and amortization	12,539	13,713	16,139
Loss on disposal of property, plant and equipment	26	80	967
Changes in operating assets and liabilities:
Accounts receivable	(4,989)	(16,135)	9,600
Inventories	(23,521)	1,593	(12,369)
Prepaid expenses and other assets	(172)	(2,263)	412
Accounts payable	(597)	10,658	(1,987)
Accrued expenses	(3,218)	7,347	2,410
Income taxes receivable	86	(501)	(7,800)

Net cash provided by operating activities	5,628	45,288	11,863

Investing Activities
Investment in Denplax	(691)	(44)	(35)
Loans to Denplax	—	(1,250)	(422)
Restricted cash	—	(20,959)	20,959
Expenditures for property, plant and equipment	(17,058)	(34,120)	(49,927)

Net cash used in investing activities	(17,749)	(56,373)	(29,425)

Financing Activities
Financing costs	—	(553)	—
Borrowings under mortgages and notes	—	25,000	—
Principal payments under mortgages and notes	(822)	(879)	(8,961)
Borrowings under line of credit	420	1,546	24,286
Principal payments under line of credit	(420)	(1,546)	(20,216)
Repurchase of common stock	—	—	(743)
Proceeds from employee stock purchase and option plans	933	3,291	1,202
Proceeds from exercise of warrant	5,268	—	—

Net cash provided by (used in) financing activities	5,379	26,859	(4,432)

Net increase (decrease) in cash and cash equivalents	(6,742)	15,774	(21,994)
Cash and cash equivalents at beginning of year	14,893	8,151	23,925

Cash and cash equivalents at end of year	$8,151	$23,925	$1,931

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,572	$4,523	$4,873
Cash paid for income taxes	$9,322	$13,085	$7,852

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and interest rate swap contracts. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2005, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. The Company’s losses as a result of uncollectible accounts have not been significant.

Approximately 77%, 75% and 75% of the Company’s gross sales for the years ended December 31, 2003, 2004 and 2005, respectively, were to its five largest customers. In the year ended December 31, 2003, the Company’s sales to four of these five distributors exceeded 10% of the Company’s gross sales, while in the years ended December 31, 2004 and 2005, the Company’s sales to three of these five distributors exceeded 10% of the Company’s gross sales. As of December 31, 2004, three customers represented 29%, 24% and 18%, respectively, of the Company’s accounts receivable balance. As of December 31, 2005, three customers represented 30%, 21% and 12%, respectively, of the Company’s accounts receivable balance.

Approximately 34%, 38% and 36% of the Company’s raw materials purchases for the years ended December 31, 2003, 2004 and 2005, respectively, were purchased from its four largest suppliers.

The Company is also exposed to credit loss in the event of nonperformance by the counter-parties to its interest rate swap agreements, but the Company does not anticipate nonperformance by the counter-parties. The amount of such exposure is generally the unrealized gains, if any, under such agreements.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	40 years
Machinery and equipment	5-11 years
Furniture and equipment	10 years
Forklifts and tractors	5 years
Computer equipment and software	3-5 years

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Each year, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an impairment test. For the years ended December 31, 2004 and 2005, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 in each year, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

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

Revenue Recognition

The Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the Company’s manufacturing facilities. Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The Company accounts for these programs in accordance with EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 allows companies to account for stock-based compensation under the provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion (“APB”) No. 25, but requires pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 have been adopted. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which prescribes certain disclosures and provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to the fair value method of accounting of SFAS No. 123, if a company so elects. The Company accounts for its stock-based compensation in accordance with APB No. 25 and its related interpretations. No stock-based compensation cost related to stock option grants has been reflected in net income, as all options granted had an exercise price equal to the fair value of the underlying common stock on the date of grant. The Company has recognized stock-based compensation for awards of restricted common stock. Such compensation is based upon the fair value of the common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$20,989	$27,155	$2,499
Deduct: Additional stock-based compensation expense determined under fair value based method, net of related tax effects	$(1,556)	$(1,235)	$(4,273)

Pro forma net income	$19,433	$25,920	$(1,774)
Earnings per share:
Basic-as reported	$1.45	$1.86	$0.17
Basic-pro forma	$1.34	$1.77	$(0.12)
Diluted-as reported	$1.43	$1.83	$0.17
Diluted-pro forma	$1.32	$1.75	$(0.12)

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2004 and 2005: risk-free interest rates ranging from 3% to 5%; no dividends; expected life of the options of approximately five years; and volatility ranging from 35% to 81%.

In December 2005, the Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each outstanding otherwise unvested stock option that had an exercise price greater than $25.92. The acceleration was effective as of December 19, 2005. The acceleration applied to 247,898 stock option awards from 2002 through 2005. Because the accelerated options each had an exercise price in excess of the current market value of the common stock based on the closing price of $25.92 per share reported on the New York Stock Exchange on December 19, 2005, the Company did not record any incremental compensation expense under the intrinsic value method. The acceleration will minimize certain future compensation expense that the Company would otherwise have recognized in its consolidated statement of operations with respect to those options pursuant to SFAS No. 123R, as discussed below in this Note 2. Future expense related to options granted as of December 31, 2005 under SFAS No. 123R of approximately $2.6 million was eliminated as a result of the accelerated vesting.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverses. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance. In assessing the need for a valuation allowance, management considers the future reversal of existing taxable temporary differences, and estimated future taxable income.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2003, 2004 and 2005, research and development costs were $1.7 million, $2.7 million and $3.6 million, respectively, and have been included in selling, general and administrative expenses in the accompanying financial statements.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant advertising production costs are deferred and recognized as expense over the period that the related advertisement is used, beginning with the first publication or airing of the advertisement and ending with the earlier of the last publication or airing of the advertisement within a fiscal year or the end of the fiscal year. As of December 31, 2005, $0.1 million was included in prepaid expenses and other assets for advertising production costs for advertisements that will be used in the year ending December 31, 2006. As of December 31, 2004, $1.8 million was included in prepaid expenses for production costs.

For the years ended December 31, 2003, 2004 and 2005, branding expenses, including advertising expenses as described above, were $15.0 million, $17.3 million and $24.9 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2004 and 2005. The fair value of the Company’s senior notes at December 31, 2005 was estimated at $33.2 million.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements that effectively convert its floating-rate debt to a fixed-rate obligation. These interest rate swap agreements are accounted for as cash flow hedges as permitted by SFAS No. 133, as amended.

The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Such amounts recognized in current earnings have not been material. The Company estimates that of the amount included in accumulated other comprehensive loss at December 31, 2005, which is approximately $0.3 million, net of taxes, will be reclassified to earnings over the next twelve months.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Investment in Denplax

During 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Company adopted the Interpretation during the first quarter of 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to 27,200 metric tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2003, 2004 and 2005, the Company purchased 18,393 metric tons for approximately $3.8 million, 14,424 metric tons for approximately $3.2 million, and approximately 13,275 metric tons for approximately $2.8 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. During the years ended December 31, 2004 and 2005, the Company made additional investments in Denplax of approximately $44,000 and $35,000, respectively. The carrying value of the Company’s investment in Denplax was approximately $0.8 million at December 31, 2004 and 2005. In addition, under a revolving line of credit financing arrangement that matures on December 31, 2006 and bears interest at an annual rate of 4%. The Company had loaned Denplax approximately $1.2 million and $1.7 million at December 31, 2004 and 2005, respectively. At December 31, 2005, the Company had also prepaid $0.3 million for purchases in route from Denplax.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, and Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which becomes effective for the Company for reporting periods beginning after December 31, 2005. SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize compensation expense. SFAS No. 123R allows for the use of the Black-Scholes or lattice option-pricing model to value options. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options.

As allowed by SFAS No. 123R, the Company may elect to adopt the standard using either the modified prospective method, which applies the statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the modified retrospective method, which can apply the statement either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of adoption it will use. Note 2 under “Stock-Based Compensation” above illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

SFAS No. 123R requires that compensation cost be recognized for unvested awards over the period through the date that the employee is no longer required to provide future services to earn the award, rather than over the explicit service period. Accordingly, the Company will adjust its existing policy for recognizing compensation cost to coincide with the date that the employee is eligible to retire, rather than the actual retirement date, for all options granted subsequent to January 1, 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of compensation amounts recognized for book purposes to be reported as a financing cash flow rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2004	2005
Finished goods	$32,564	$38,779
Raw materials	11,793	17,947

	$44,357	$56,726

At December 31, 2004 and 2005, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $10.7 million and $24.7 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2004	2005
Building and improvements	$36,466	$49,104
Machinery and equipment	121,901	164,523
Furniture and equipment	2,247	2,254
Forklifts and tractors	3,846	3,874
Computer equipment	5,913	7,859
Construction in process	36,920	24,600
Land	8,857	8,857

	216,150	261,071
Accumulated depreciation	(57,761)	(69,861)

	$158,389	$191,210

The Company had construction in process as of December 31, 2005 of approximately $24.6 million. The Company expects that the construction in process will be completed and put into service by mid-2007.

Depreciation expense for the years ended December 31, 2003, 2004 and 2005 totaled $12.5 million, $13.7 million and $16.1 million, respectively.

In connection with the retooling of certain production lines at the Company’s Winchester and Fernley plants, the Company disposed of certain equipment, which resulted in a $1.0 million charge in 2005 included in selling, general, and administrative expenses.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2004	2005
Accrued sales and marketing costs	$3,442	$4,181
Accrued compensation and benefits	5,404	4,552
Accrued manufacturing expenses	1,047	1,854
Accrued professional and legal costs	1,954	686
Accrued freight	975	661
Deferred rent	439	488
Accrued interest	191	349
Other	1,652	4,743

Total	$15,104	$17,514

6.	DEBT

2002 Refinancing

On June 19, 2002, the Company refinanced total indebtedness of $47.6 million outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of senior notes in the aggregate principal amount of $40.0 million and borrowings under new real estate loans having an aggregate principal amount of $12.6 million. In connection with the refinancing, the Company replaced its existing revolving credit facility with a $20.0 million revolving credit facility with a new lender. Borrowings under the revolving credit facility and the senior notes were secured by liens on substantially all of the Company’s assets. These liens were subsequently released in connection with the September 30, 2004 refinancing described below.

The senior notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes began in June 2005.

Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At December 31, 2005, $4.1 million was outstanding under the revolving credit facility and the borrowing base totaled approximately $43.0 million. As of December 31, 2005, the Company had issued letters of credit under the revolving credit facility that totaled $0.8 million and expire in the year ended December 31, 2006.

The Company capitalized $1.3 million of financing costs relating to the foregoing refinancing. The deferred financing costs are amortized over the terms of the various debt instruments.

Real Estate Loans

The Company’s real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The real estate loans are secured by the Company’s various real estate holdings and are held by financial institutions.

In May 2000, the Company financed its purchase of a manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to terms of the September 30, 2004 refinancing described below, the loan provides for monthly payments of principal and interest and will be payable in full on September 30, 2009. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 10.10% at December 31, 2005.

In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of a manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. The loan provides for monthly payments of principal and interest over the 15-year amortization schedule. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2005.

In 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site for a manufacturing facility and the site of its research and development facility. The loans provided for monthly payments of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to terms of the September 30, 2004 refinancing described below, the loans will be payable in full on September 30, 2009. Under interest rate swap agreements, interest on these loans is payable at annual effective rates of 9.12% and 8.80%, respectively, at December 31, 2005.

2004 Refinancing

On September 30, 2004, the Company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to the specified London Interbank Offered Rate (“LIBOR”) plus specified margins. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The amendment reduced the margins for the credit facility from a range of 1.50% to 3.25% to a range of 1.25% to 1.75% and the real estate loans from a range of 1.75% to 3.50% to a range of 1.50% to 2.50%. Under the amendment, the lender and the holders of the senior notes described above released their liens on the Company’s assets under the revolving credit facility and the senior notes. The amendment also made less restrictive some of the negative and financial covenants in the revolving credit facility.

The Company capitalized $0.1 million of financing costs relating to the foregoing refinancing. The deferred financing costs are amortized over the term of the various debt instruments.

Promissory Note

On December 16, 2004, the Company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restrict the Company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the Company’s new manufacturing facility, which is located in Olive Branch, Mississippi. As a result, the unused proceeds as of December 31, 2004 were included in restricted cash on the accompanying balance sheet. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the Company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The Company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the Company’s account. The Company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid each month at a variable rate established on a weekly basis. The variable rate on the bonds was 3.63% on December 31, 2005. The interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains certain financial and non-financial covenants. The Company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

The Company capitalized $0.5 million of financing costs relating to the foregoing financing. The deferred financing costs are amortized over the term of the debt instrument.

2005 Amendments

On January 19, 2006, the Company entered into amendments to the Company’s bond reimbursement agreement and credit facility agreement. Among other things, the amendments, which were effective as of December 31, 2005, increased the principal amount of the revolving credit commitment under the credit facility agreement for the period from January 1, 2006 through June 30, 2006 from $20.0 million to $30.0 million and increased by 1.0% the maximum interest rate margins potentially applicable to revolving loans and real estate loans under the agreement. The amendments also added a new financial covenant under both agreements for the year ended December 31, 2005 and provided that certain financial covenants would not be measured for the three-month periods ended December 31, 2005 and ending March 31, 2006.

To remain in compliance with its credit facility, senior notes and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2005, after giving effect to the foregoing amendments, the Company was in compliance with these covenants. The foregoing debt agreements contain cross-default provisions.

Long-term debt consists of the following as of December 31 (in thousands):

	2004	2005
Real estate loan, due September 30, 2009	$2,643	$2,416
Real estate loan, due September 30, 2009	742	681
Real estate loan, due September 30, 2009	4,893	4,593
Real estate loan, due September 30, 2014	5,219	4,846
Senior notes	40,000	32,000
Promissory note	25,000	25,000

	78,497	69,536
Less current portion	(8,932)	(9,031)

Long-term debt	$69,565	$60,505

Future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2006	$9,031
2007	9,115
2008	9,254
2009	14,091
2010	549
Thereafter	27,496

$69,536

During the years ended December 31, 2003, 2004 and 2005, the Company capitalized approximately $1.1 million, $1.3 million and $2.2 million of interest, respectively.

Interest Rate Swaps

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At December 31, 2005, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on the principal amount of real estate loans, which totaled approximating $12.5 million. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $2.4 million, $0.7 million, $4.8 million and $4.6 million LIBOR-based floating-rate real estate loans exceed (fall below) 9.1%, 8.8%, 7.9% and 10.1%, respectively, based on the credit spread in effect at December 31, 2005. In January 2005, the Company entered into interest rate swap agreements that capped its interest rate exposure at an annual effective rate of 3.1% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of 3.0% for five years on an additional $10.0 million principal amount of such note. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the variable rate debt. The Company has evaluated and documented these interest rate swap agreements as cash flow hedges of variable rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of taxes. Any hedge ineffectiveness is reported in current earnings. Such amounts have not been material. The Company did not incur a premium or other fee for its interest rate swap agreements.

Warrants

In connection with revisions to its senior bank credit facility in November 2001, the Company issued the lender a warrant to purchase shares of common stock at $14.89 per share. In March 2003, the lender exercised the warrant to purchase 353,779 shares of common stock issuable thereunder for a total purchase price of $5.3 million.

7.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2003	2004	2005
Numerator:
Net income	$20,989	$27,155	$2,499

Denominator:
Basic weighted average shares outstanding	14,522,092	14,636,959	14,769,799
Effect of dilutive securities:
Stock options	117,127	108,828	50,532
Warrants	18,904	—	—
Restricted stock	69,715	88,931	59,330

Diluted weighted average shares outstanding	14,727,838	14,834,718	14,879,661

Basic earnings per share	$1.45	$1.86	$0.17

Diluted earnings per share	$1.43	$1.83	$0.17

On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “1999 Plan”). The 1999 Plan authorized, among other things, the granting of options, restricted stock and other equity-based awards to purchase up to 1,400,000 shares of common stock. The exercise price per share under each option granted under the 1999 Plan could not be less than 100% of the fair market value of the common stock on the option grant date. The Compensation Committee of the Board of Directors determined the vesting terms of the options.

On March 19, 2002, the Company issued 120,000 shares of restricted stock to certain employees under the 1999 Plan. The shares vest in equal installments on the third, fourth and fifth anniversaries of the date of grant. The Company recorded $2.9 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the five-year vesting period.

On March 9, 2005, the Company issued 18,944 shares of restricted stock to certain employees under the 1999 Plan. The shares vest in equal installments of the first, second and third anniversaries of the date of grant. The Company recorded $0.9 million of deferred compensation relating to the issuance of the restricted stock. The deferred compensation is being amortized on a straight-line basis over the three-year vesting period.

In October 2005, the Company entered into a separation agreement with the Company’s former Chairman and Chief Executive Officer. The separation agreement provides for cash payments to be paid through March 2006, all of which have been accrued in the accompanying balance sheet at December 31, 2005. The separation agreement also provided for the acceleration of vesting of 6,089 restricted shares of the Company’s common stock, which resulted in the acceleration of the recognition of $0.3 million of stock-based compensation. As a result of the foregoing, the Company recorded a charge of $1.1 million in the three months ended December 31, 2005.

On March 9, 2005, the Company granted 53,987 performance share awards to certain employees under the Company’s 1999 Plan. Payment of the performance share awards will be made in the form of unrestricted common stock on the third anniversary of the date of grant if certain performance targets are met. The Company will record compensation expense relating to the performance share awards when and if the achievement of performance targets becomes probable. For the year ended December 31, 2005, the Company recorded no compensation expense.

On April 21, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan amended and restated the 1999 Plan and authorizes, among other awards, the granting of options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock. The aggregate number of shares of stock available for issuance under the 2005 Plan is 2,150,000 shares. The exercise price per share under each option, and the grant price of each stock appreciation right, granted under the 2005 Plan may not be less than 100% of the fair market value of the common stock on the grant date. The Compensation Committee of the Board of Directors determines the vesting terms of the options and stock appreciation rights. At December 31, 2005, 1,017,635 shares of common stock were reserved for issuance under the 2005 Plan in connection with future awards.

Stock option activity under the 1999 Plan and the 2005 Plan is as follows:

	Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	452,389	$22.30
Granted	159,269	$36.08
Exercised	(41,947)	$16.73
Canceled	(15,904)	$20.38

Outstanding at December 31, 2003	553,807	$26.74
Granted	193,789	$38.13
Exercised	(130,314)	$22.58
Canceled	(1,699)	$33.09

Outstanding at December 31, 2004	615,583	$31.19
Granted	225,280	$46.13
Exercised	(33,242)	$26.45
Canceled	(88,859)	$40.18
Outstanding at December 31, 2005	718,762	$34.98

Exercisable at December 31, 2005	681,620	$35.68

At December 31, 2005, the price range of options outstanding was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$ 0.00 – 19.99	33,093	$17.22	5.4	33,093	$17.22
20.00 – 29.99	225,377	$24.44	5.5	188,235	$24.90
30.00 – 39.99	257,167	$36.68	7.7	257,167	$36.68
40.00 and over	203,125	$47.43	9.1	203,125	$47.43

	718,762	$34.98	7.3	681,620	$35.68

The grant date weighted average fair value of options granted in the years ended December 31, 2003, 2004 and 2005 was $15.38, $15.37 and $16.96, respectively. Options granted prior to the year ended December 31, 2005 generally vest with respect to 25% of the shares subject to the option on each of the first, second, third and fourth anniversaries of the grant date. Certain options granted in the year ended December 31, 2005 vest with respect to one-third of the shares subject to the option on each of the first, second and third anniversaries of the grant date, and certain options granted in the year ended December 31, 2005 vested immediately. The options are generally forfeitable upon termination of an option holder’s service as an employee or director.

8.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2005 were as follows (in thousands):

Year ending December 31,
2006	$5,436
2007	5,396
2008	5,006
2009	4,337
2010	4,445
Thereafter	25,699

$50,319

For the years ended December 31, 2003, 2004 and 2005, the Company recognized rental expenses of approximately $5.9 million, $5.8 million and $8.3 million, respectively.

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a new lease agreement in July 2005. The Company has reconsidered its decision and has decided not to move the headquarters. Rent obligations under the lease begin on January 1, 2006. Minimum payments under the lease over the years ending December 31, 2006, 2007, 2008, 2009 and 2010 are $0.7 million, $1.1 million, $1.5 million, $1.5 million and $1.6 million, respectively, and $19.8 million thereafter. The Company is currently attempting to sublet the office space. The Company believes it will be able to sublet the office space on favorable terms and, accordingly, has not recorded a loss related to the lease as of December 31, 2005. The inability to sublet the office space or changes to the Company’s assumptions used in the estimate of the future sublease income may result in a loss in the future.

9.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full- time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2004 and 2005, respectively, for the 401(k) Profit Sharing Plan and $0.7 million, $0.8 million and $1.0 million for the years ended December 31, 2003, 2004 and 2005, respectively, for the Money Purchase Pension Plan.

The Company has an employee stock purchase plan that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2005, employees had purchased approximately 63,739 shares under the plan.

10.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Federal income taxes (benefit)
Current	$8,754	$13,228	$773
Deferred	2,832	1,493	(263)
State income taxes (benefit)
Current	502	862	(1,061)
Deferred	288	158	(1,320)

Total provision (benefit)	$12,376	$15,741	$(1,871)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
U.S. federal statutory taxes	$11,678	$15,014	$220
State and local taxes, net of U.S. federal benefit	581	650	(703)
State tax credits	—	—	(2,571)
Research and development credit	—	—	(204)
Permanent differences	69	77	108
Increase in valuation allowance	—	—	1,354
Other	48	—	(75)

	$12,376	$15,741	$(1,871)

Deferred tax assets and liabilities as of December 31, 2004 and 2005 consist of the following (in thousands):

	As of December 31,
	2004	2005
Deferred tax assets:
Accruals not currently deductible and other	$4,038	$4,111
State tax credit carryforwards	—	2,571
Valuation allowance	—	(1,354)

	$4,038	$5,328
Deferred tax liabilities:
Depreciation and other	$(16,871)	$(18,775)

Net deferred tax liability	$(12,833)	$(13,447)

The net current deferred tax asset was $3.0 million and $1.7 million as of December 31, 2004 and 2005, respectively. The net long-term deferred tax liability was $15.8 million and $15.2 million as of December 31, 2004 and 2005, respectively.

The valuation allowance as of December 31, 2005 of $1.4 million is attributable to the uncertainty related to the realizability of certain state tax credit carryforwards. Such state tax credits totaled $2.6 million at December 31, 2005 and begin expiring in the year ending December 31, 2008.

The Company operates in multiple tax jurisdictions and its tax returns are subject to audit by various taxing authorities. The Company believes that adequate provisions have been made for all tax returns subject to audit.

11.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On July 28, 2000, a purported class action case was commenced against the Company in the Superior Court of New Jersey—Essex County, by Michael Kanefsky generally alleging that the Company has violated state and common law by negligently misrepresenting the characteristics of its products, by breaching contracts, by breaching implied or express warranties and/or by defrauding consumers in the sale and promotion of these products. The plaintiffs sought reformation of the Company’s warranty, as well as compensatory damages in an unspecified amount. On May 28, 2004, the superior court certified the following three class action cases against the Company: (1) a nationwide class for reformation of warranty; (2) a New Jersey class for alleged violation of the New Jersey Consumer Fraud Act; and (3) a New Jersey class for alleged breach of express and implied warranties. On August 24, 2004, the court preliminarily approved a proposed settlement of the action. Notice of the proposed settlement was given by the Company to the class members. On December 17, 2004, the court granted final approval of the settlement. Although the Company denies the allegations in the complaint, and believes that the court erred in certifying the classes, pursuant to the terms of the settlement, the Company has agreed that upon proper proof of claim, it will replace, at the Company’s sole expense (including labor), any class member’s product that exhibits certain specified characteristics. The Company has also agreed to modify its warranty in certain respects, and to discontinue certain advertising claims. The settlement does not include the payment of any monetary damages by the Company (other than $10,000 to each of the four named plaintiffs), although the Company agreed to pay $1,750,000 in legal fees to plaintiffs’ counsel. The Company does not believe that the implementation of the settlement will have a material adverse effect on the Company’s results of operations or financial condition.

Commencing on July 8, 2005, two lawsuits, both of which seek certification as a class action, were filed in the United States District Court for the Western District of Virginia naming as defendants the Company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the Company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the Company. The plaintiffs and the defendants have agreed that the two lawsuits should be consolidated, and on December 27, 2005, the plaintiffs filed a consolidated class action complaint. The complaints principally allege that the Company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company’s operating and financial results and expectations. The complaints also allege that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs seek unspecified compensatory damages. The Company believes that the lawsuits are without merit and intends to vigorously defend against them and any other similar lawsuits that may be served on the Company or any individual director or officer. Two separate derivative lawsuits have been filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the Company. The filed complaints in the derivative lawsuits are based upon the same factual allegations as the complaints in the class action lawsuits, and allege that the directors and Mr. Fletcher breached their fiduciary duties by permitting the Company to issue false and misleading public statements concerning the Company’s operating and financial results, and also allege that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices.

On December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court, Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the court of appeals reversed the district court’s grant of summary judgment to the Company, and remanded the case to the district court for further proceedings. The Company sought a rehearing of the decision by the court of appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the district court’s grant of summary judgment to the Company with respect to non-infringement. On January 25, 2006, the district court issued judgment dismissing the plaintiff’s case against the Company. The plaintiff filed a petition for writ of certiorari in the United States Supreme Court on January 30, 2006 and a notice of appeal of the district court’s judgment to the United States Court of Appeals for the Federal Circuit on February 22, 2006.

The Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2005, the Company purchased approximately 30% of its waste wood fiber requirements and approximately 68% of its PE material requirements under purchase orders, which do not involve long-term supply commitments. The Company is also party to supply contracts that require it to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually. The waste wood fiber and PE material supply contracts have not had a material adverse effect on the Company’s business.

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

During the years ended December 31, 2003 and 2004 and 2005, the amounts that the Company has been obligated to purchase under waste wood and PE material supply contracts generally have been less than the amounts of these materials needed for production. During the year ended December 31, 2005, the Company’s total commitments for waste wood for one of its facilities exceeded the Company’s requirements, which it addressed by selling the excess material to third parties. To meet all of its production requirements, the Company obtained additional PE material and waste wood fiber materials under purchase orders.

12.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2004, the Company retained Ferrari Consulting, LLC pursuant to a consulting agreement originally signed on March 17, 2003, and extended on July 16, 2003, October 16, 2003 and February 16, 2004. Pursuant to this agreement, Andrew U. Ferrari performed consulting services relating to the development of new business opportunities for the Company. The agreement terminated on June 16, 2004. Approximately $58,000 and $6,900 was paid under the agreement in the years ended December 31, 2003 and 2004, respectively. During the period in which the agreement was in effect, Mr. Ferrari served as a director of the Company and, during part of this period, as the Company’s Executive Vice President of Marketing and Business Development. Effective on August 11, 2005, Mr. Ferrari was appointed the Company’s President and Chief Operating Officer.

13.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2004	June 30 2004	September 30 2004	December 31 2004	March 31, 2005	June 30 2005	September 30 2005	December 31 2005
	(In thousands, except per share data)
Net sales	76,257	83,407	64,350	29,614	89,904	82,865	77,371	43,993
Gross profit (loss)	29,983	36,982	24,683	10,694	33,336	22,873	24,336	(316)
Net income (loss)	9,337	11,068	7,101	(351)	8,404	(1,014)	5,165	(10,056)
Basic net income (loss) per share	$.64	$.76	$.48	$(0.02)	$.57	$(0.07)	$.35	$(0.68)
Diluted net income (loss) per share	$.63	$.75	$.48	$(0.02)	$.56	$(0.07)	$.35	$(0.68)

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
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 16, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ ANTHONY J. CAVANNA Anthony J. Cavanna	Chairman and Chief Executive Officer (Principal Executive Officer); Director

/s/ ANDREW U. FERRARI Andrew U. Ferrari	President and Chief Operating Officer; Director

/s/ PAUL D. FLETCHER Paul D. Fletcher	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ ROBERT G. MATHENY Robert G. Matheny	Director

/s/ FRANK MERLOTTI , JR. Frank Merlotti, Jr.	Director

/s/ WILLIAM H. MARTIN, III William H. Martin	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed herewith.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed herewith.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed herewith.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Separation Agreement and Mutual General Release, dated as of October 19, 2005, by and between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2005 and incorporated herein by reference.

10.13	Release and Severance Agreement, dated as of March 6, 2006, by and between Trex Company, Inc. and Philip J. Pifer. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated herein by reference.

1

Exhibit Number	Exhibit Description

10.14	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.15	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.16	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.17	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.18	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among the Note holders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.20	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.21	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.22	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.23	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.24	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.25	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.26	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

2

Exhibit Number	Exhibit Description

10.27	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.28	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.30	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

10.31	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.32	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.33	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.34	Deed of Lease, dated as of July 27, 2005, between Trex Company, Inc. and 1 Dulles Town Center, L.L.C. Filed herewith.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

3