Form 10-Q
period 2006-03-31
TREX CO INC
filed 2006-05-10
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b-2 of the Exchange Act.

(Check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at May 1, 2006 was 14,894,758 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931	$1,603
Accounts receivable, net	12,364	53,647
Inventories	56,726	49,648
Prepaid expenses and other assets	3,750	5,430
Income taxes receivable	8,297	294
Deferred income taxes	1,711	1,216

Total current assets	84,779	111,838

Property, plant, and equipment, net	191,210	188,579
Goodwill	6,837	6,837
Debt-related derivatives	292	525
Other assets	3,151	3,161

Total assets	$286,269	$310,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,405	$27,117
Accrued expenses	17,514	18,553
Line of credit	4,070	10,011
Current portion of long-term debt	9,031	9,052

Total current liabilities	45,020	64,733

Deferred income taxes	15,158	15,636
Debt-related derivatives	1,053	797
Long-term debt	60,505	60,233

Total liabilities	121,736	141,399

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,971,029 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	149	150
Additional paid-in capital	61,901	61,290
Deferred compensation	(1,076)	—
Accumulated other comprehensive loss	(481)	(175)
Retained earnings	104,040	108,276

Total stockholders’ equity	164,533	169,541

Total liabilities and stockholders’ equity	$286,269	$310,940

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2006
Net sales	$89,904	$105,297
Cost of sales	56,568	80,036

Gross profit	33,336	25,261
Selling, general and administrative expenses	19,416	17,552

Income from operations	13,920	7,709
Interest expense, net	756	969

Income before income taxes	13,164	6,740
Provision for income taxes	4,760	2,504

Net income	$8,404	$4,236

Basic earnings per share	$0.57	$0.29

Basic weighted average shares outstanding	14,731,889	14,803,858

Diluted earnings per share	$0.56	$0.29

Diluted weighted average shares outstanding	14,921,705	14,860,203

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2006
OPERATING ACTIVITIES
Net income	$8,404	$4,236
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	1,346	972
Equity method losses (gains)	139	(39)
Stock-based compensation	167	711
Other noncash charges	(100)	(152)
Tax benefit from stock-based awards	421	—
Depreciation	3,496	4,975
Loss on disposal of property, plant and equipment	16	34
Changes in operating assets and liabilities:
Accounts receivable	(46,861)	(41,283)
Inventories	5,551	7,078
Prepaid expenses and other assets	(703)	(1,680)
Accounts payable	5,624	12,712
Accrued expenses	(1,854)	1,039
Income taxes receivable	2,766	8,002

Net cash used in operating activities	(21,588)	(3,395)

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(305)	—
Restricted cash	11,660	—
Expenditures for property, plant and equipment	(15,585)	(2,378)

Net cash used in investing activities	(4,230)	(2,378)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(239)	(250)
Tax benefit from stock-based awards	—	75
Proceeds from employee stock purchase and option plans	524	110
Purchases of common stock	(743)	(431)
Borrowings under line of credit	5,414	33,018
Principal payments under line of credit	(2,701)	(27,077)

Net cash provided by financing activities	2,255	5,445

Net decrease in cash and cash equivalents	(23,563)	(328)
Cash and cash equivalents at beginning of period	23,925	1,931

Cash and cash equivalents at end of period	$362	$1,603

Supplemental Disclosure:

Cash paid for interest	$426	$609
Cash paid for income taxes	$176	$5

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2005 and 2006

(unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”) manufactures wood/plastic composite products primarily for residential and commercial decking and railing applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2005 to conform with the presentation of the financial statements for the three months ended March 31, 2006.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Finished goods	$38,779	$26,376
Raw materials	17,947	23,272

	$56,726	$49,648

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Accrued sales and marketing costs	$4,181	$4,992
Accrued compensation and benefits	4,552	3,168
Accrued freight	661	2,944
Accrued manufacturing expenses	1,854	1,743
Accrued interest	349	1,103
Deferred rent	488	493
Accrued professional and legal costs	686	255
Other	4,743	3,855

Total	$17,514	$18,553

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and a revolving credit facility. The revolving credit facility provides for borrowing up to $30.0 million through June 30, 2006 and $20.0 million thereafter. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of March 31, 2006, $10.0 million was outstanding under the revolving credit facility.

The senior notes, real estate loans, revolving credit facility, and bond loan documents contain negative and financial covenants. As of March 31, 2006, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At March 31, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on all of its $12.3 million principal amount of variable-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of such note.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2006
Numerator:
Net income available to common shareholders	$8,404	$4,236

Denominator:
Basic weighted average shares outstanding	14,731,889	14,803,858
Impact of potential common shares: Options	133,207	24,625
Restricted stock	56,609	31,720

Diluted weighted average shares outstanding	14,921,705	14,860,203

Basic earnings per share	$0.57	$0.29

Diluted earnings per share	$0.56	$0.29

7. STOCK-BASED COMPENSATION

The Company has one share-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its stockholders. The 2005 plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards (“PSAs”). The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of non-qualified stock options and SARs. Stock options are granted with an exercise price, and SARs are granted with a grant price, equal to the closing market price of the Company’s common stock on the New York Stock Exchange on the date of grant. These awards, which have ten-year contractual terms, generally vest with respect to one-third of the shares subject to the awards on each of the first, second and third anniversaries of the grant date. The Company recognizes compensation cost for these graded vesting awards on a straight-line basis over the requisite service period for the entire award.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment (“SFAS 123R”), a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize compensation expense, and that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow, rather than as an operating cash flow. The Company adopted this standard on January 1, 2006 using the modified prospective method. Accordingly, results for prior periods have not been restated.

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $0.3 million for the three months ended March 31, 2006; this expense was included in the “Selling, general and administrative expenses” line of the accompanying condensed consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures, as required by SFAS 123R. The total income tax benefit recognized was approximately $0.1 million. The Company’s income before income taxes and net income for the three months ended March 31, 2006 were $0.3 million and $0.2 million, respectively, lower than if it had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 decreased $0.01 per share as a result of the adoption of SFAS 123R. As of March 31, 2006, there was $2.2 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.7 years. The total fair value of stock options vested during the three months ended March 31, 2006 and March 31, 2005 were $0.3 million and $1.6 million, respectively. In the three months ended March 31 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying condensed consolidated statements of cash flows.

Prior to the adoption of SFAS 123R, the Company’s stock-based employee compensation was accounted for in accordance with APB No. 25, under which no compensation expense was recorded for stock options because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. If the Company has adopted SFAS 123R in prior periods, the impact of that statement would have approximated the impact of SFAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

Three months ended March 31, 2005
Net income, as reported	$8,404
Less: stock-based employee compensation expense determined under fair value based method, net of related tax	(443)

Net income, pro forma	$7,961

Earnings per share diluted, as reported	$0.56

Earnings per share diluted, pro forma	$0.53

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of stock options and SARs represents the period of time that that such awards are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate equals the five-year U.S. Treasury rate. For option grants and SARs issued in the three months ended March 31, 2006, the assumptions shown in the following table were used:

Three months ended March 31, 2006
Expected volatility	.41
Expected dividends	—
Expected term (in years)	5
Risk-free rate	4.35%

The grant-date fair value of stock options and SARs granted during the three months ended March 31, 2006 was $10.24.

Performance Share Awards

In the year ended December 31, 2005 and the three months ended March 31, 2006, the Company granted PSAs to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a contingent right to receive whole shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

If specified performance objectives are satisfied for the three-year performance periods ending in 2007 and 2008, the estimated number of shares to be delivered is 39,244 and 71,800, respectively, although a maximum number of 58,866 and 107,700 shares, respectively, may be delivered depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for as prescribed by APB No. 25. Under APB No. 25, PSAs were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the date of grant. In the three months ended March 31, 2006, 71,800 PSAs were granted at $24.17 per share. During the three months ended March 31, 2006, $0.1 million was charged to compensation expense for PSAs, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for PSAs in the three months ended March 31, 2005. At March 31, 2006, there was $1.5 million of total unrecognized compensation expense related to PSAs remaining to be recognized. Compensation expense attributable to PSAs is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statement of operations.

Restricted Stock

The 2005 Plan also authorizes the grant of restricted stock to employees, officers, and directors. Grantees generally have all rights of a shareholder except that unvested shares are held in escrow. Restricted shares vest either with respect to one-third of the award on each of the first, second and third anniversaries of the grant date or with respect to one-third of the award on each of the third, fourth and fifth anniversaries of the grant date. The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the grant date. In the three months ended March 31, 2006, 20,000 restricted shares were granted at $26.65 per share. In the three months ended March 31, 2006 and 2005, compensation expense of $0.2 million and $0.2 million, respectively, was recognized related to restricted stock awards. At March 31, 2006, there was $1.3 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. In the three months ended March 31, 2006 and 2005, compensation expense related to restricted stock is classified as “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the three months ended March 31, 2004 and 2005 accounted for approximately 30% and 31% of annual net sales in the years ended December 31, 2004 and 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2005 filed with the Securities and Exchange Commission on March 16, 2006.

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

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ and Trex Artisan Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 68% of total gross sales in the first quarter of 2006. Sales of the Trex Brasilia product, which was introduced in the fourth quarter of 2004, accounted for approximately 5% of total gross sales in the first quarter of 2006. The Company expects that the demand for the Trex Brasilia and Trex Artisan Series Railing products will grow as these products become generally more available through the Company’s distribution channels.

The management of raw materials costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the Company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from the temporary suspension of operations of some production lines. In the first quarter of 2006, the Company’s purchases of PE material included more highly priced PE material. The Company expects that new PE material sourcing and purchasing initiatives will be necessary for it to effectively manage its costs of PE material in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives emphasize color consistency and other product specifications. They also have contributed to higher manufacturing costs by reducing manufacturing line efficiencies, as well as increasing labor and raw material costs. In addition, each manufacturing plant has added personnel to its inspection functions, and finished goods packaging has been redesigned to minimize damage to the product in transit. In the first quarter of 2006, the Company also incurred higher than normal freight costs from its increased use of interplant shipments of inventory to meet customer demand.

The Company continues to support its branding efforts through advertising campaigns in print publications and on television. Branding expenditures in the first quarter of 2006 totaled $5.0 million.

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

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Net Sales. Net sales in the quarter ended March 31, 2006 increased 17.1% to $105.3 million from $89.9 million in the quarter ended March 31, 2005. The increase in net sales was primarily attributable to an increase in revenue per product unit and, to a lesser extent, a growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in revenue per product unit resulted from increased sales of the higher unit priced Trex Accents and railing products, as well as from a price increase of 8% on all products effective in April 2005 and a price increase of 4% on all products effective in January 2006. These price increases were partially offset by pricing incentives extended as part of the Company’s early-buy and annual discount programs.

Gross Profit. Gross profit decreased 24.2% to $25.3 million in the 2006 quarter from $33.3 million in the 2005 quarter. The decrease was primarily attributable to higher unit manufacturing costs, which resulted from the increased cost of raw materials, primarily PE material. Gross profit was also adversely affected by higher freight costs and a decline in manufacturing utilization rates due to new product quality initiatives and the associated decrease in absorption of fixed manufacturing expenses. The effect of these factors was offset in part by increased sales of higher unit priced products, increased sales prices, and higher net sales volume. The Company expects to reduce interplant shipments, which contributed to the higher freight costs, as production utilization becomes more consistent across all plants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.6% to $17.6 million in the 2006 quarter from $19.4 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from decreases of $2.0 million in branding expenses, $0.6 million in professional fees and $0.4 million in research and development expenses. The effect of these factors was offset in part by a $0.8 million increase in personnel costs and a $0.3 million increase in customer relations expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 16.7% in the 2006 quarter from 21.6% in the 2005 quarter. Selling, general and administrative expenses for the full 2006 fiscal year are expected to be in the range of 20% to 22% of net sales.

Interest Expense. Net interest expense increased to $1.0 million in the 2006 quarter from $0.8 million in the 2005 quarter. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process and a decrease in interest income on the Company’s cash balances. The Company capitalized $0.4 million and $0.6 million of interest on construction in process in the 2006 and 2005 quarters, respectively. The effect of these factors was partially offset by a decrease in interest expense, which resulted from reduced average debt balances at lower effective interest rates in the 2006 quarter.

Provision for Income Taxes. The Company recorded a provision for income taxes of $2.5 million in the 2006 quarter compared to a provision of $4.8 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 37% in the 2006 quarter and approximately 36% in the 2005 quarter.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities in the 2006 quarter.

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2006 quarter was $3.4 million compared to $21.6 million for the 2005 quarter. Cash flows from operating activities for the 2006 quarter were adversely affected by an increase in accounts receivable. Accounts receivable increased from $12.4 million at December 31, 2005 to $53.6 at March 31, 2006 as the Company offered distributors and dealers extended payment terms in the first quarter of 2006 as sales incentives. Payments under the extended terms will be due in the second quarter of 2006. The effect of increased accounts receivable was offset in part by a decrease in inventory levels. The Company’s inventories decreased from $56.7 million at December 31, 2005 to $49.6 million at March 31, 2006, as shipments outpaced production. An increase in accounts payable and accrued expenses, and receipt of the Company’s income tax refunds had a positive effect on cash flows from operating activities in the 2006 quarter. The increase in accounts payable resulted from the timing of payments for raw materials. The increase in accrued expenses principally resulted from the timing of interest payments and marketing expenses.

The Company’s cash used in investing activities totaled $2.4 million in the 2006 quarter, compared to cash used in investing activities of $4.2 million in the 2005 quarter. In the 2006 quarter, the Company applied its expenditures primarily to the purchase of plastic reprocessing and additional embossing equipment.

The Company’s cash provided by financing activities was $5.4 million in the 2006 quarter compared to cash provided by financing activities of $2.3 million in the 2005 quarter. In the 2006 quarter, the Company’s net borrowings were $5.9 million under its revolving credit facility. The use of these borrowings to meet cash requirements was necessitated by the extended customer payment terms offered as incentives to distributors and dealers.

Indebtedness. At March 31, 2006, the Company’s indebtedness totaled $80.1 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 6.6%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2006, the borrowing base was $72.6 million and $10.0 million of borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2006, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2006 quarter totaling $2.4 million, primarily to purchase raw material reprocessing and additional embossing equipment. The Company currently estimates that its capital requirements in 2006 will be $20 to $30 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

At March 31, 2006, the Company had a total of approximately $1.6 million of cash and cash equivalents. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company would be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate mortgage debt, all of which is based on LIBOR, and on its $25.0 million variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At March 31, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on its $12.3 million of variable-rate mortgage debt. At March 31, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of this note.

The Company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material. In addition, the Company had a euro-denominated note receivable of 1.2 million euros at March 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2005 fiscal year, our management identified a material weakness in our internal control over financial reporting as of December 31, 2005. Our management determined that, as of that date, we lacked a sufficient complement of personnel with experience in our financial reporting processes and with adequate technical expertise in resolving non-routine or complex accounting matters. During the first quarter of 2006, we took actions to remediate this material weakness that included the adoption of changes to our quarterly closing procedures and the implementation of a series of quality control procedures over financial reporting. As of March 31, 2006, we had not yet completed the remediation of this material weakness. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2006. Our current plan anticipates the remediation of this material weakness before the end of our 2006 fiscal year.

Changes in Internal Control over Financial Reporting. Except in connection with actions we are taking to remediate the material weakness in our internal control financial reporting discussed above under “Evaluation of Disclosure Controls and Procedures,” there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As most recently reported in the Company’s Annual Report on Form 10-K for its 2005 fiscal year, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the District Court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment to the Company, and remanded the case to the District Court for further proceedings. The Company sought a rehearing of the decision by the Court of Appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the District Court’s grant of summary judgment to the Company with respect to non-infringement. On January 25, 2006, the District Court issued a judgment dismissing the plaintiff’s case against the Company. The plaintiff filed a petition for writ of certiorari in the United States Supreme Court on January 30, 2006, and a notice of appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit on February 22, 2006. On April 3, 2006, the United States Supreme Court denied the plaintiff’s writ of certiorari.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2005 fiscal year could materially affect the Company’s business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
Jan. 1, 2006 – Jan. 31, 2006 (1)	446	$28.80	Not applicable	Not applicable
Feb. 1, 2006 – Feb. 28, 2006	—	—	—	—
Mar. 1, 2006 – Mar. 31, 2006 (1)	14,471	$28.87	Not applicable	Not applicable

	14,917	$28.87	Not applicable	Not applicable

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 1999 Stock Option and Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 5. Other Information

As reported on the Company’s Current Report on Form 8-K filed on February 14, 2006, on February 8, 2006, the Company’s Compensation Committee authorized the grant to Anthony J. Cavanna, the Company’s Chairman and Chief Executive Officer, of 103,000 stock appreciation rights pursuant to the Company’s 2005 Stock Incentive Plan. The terms of this award provide that any unvested stock appreciation rights as of the date of Mr. Cavanna’s retirement will be forfeited.

Item 6. Exhibits

The Company files herewith the following exhibits:

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 10, 2006	By:	/s/ Paul D. Fletcher
Paul D. Fletcher Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.