Form 10-Q
period 2006-06-30
TREX CO INC
filed 2006-08-09
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Check one):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 27, 2006 was 14,904,668 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931	$7,552
Accounts receivable, net	12,364	38,173
Inventories	56,726	51,387
Prepaid expenses and other assets	3,750	3,799
Income taxes receivable	8,297	—
Deferred income taxes	1,711	1,802

Total current assets	84,779	102,713

Property, plant, and equipment, net	191,210	188,039
Goodwill	6,837	6,837
Debt-related derivatives	292	685
Other assets	3,151	2,987

Total assets	$286,269	$301,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,405	$20,856
Accrued expenses	17,514	25,182
Income taxes payable	—	710
Line of credit	4,070	—
Current portion of long-term debt	9,031	9,074

Total current liabilities	45,020	55,822

Deferred income taxes	15,158	15,342
Debt-related derivatives	1,053	605
Long-term debt	60,505	51,955

Total liabilities	121,736	123,724

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,976,468 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	149	150
Additional paid-in capital	61,901	62,005
Deferred compensation	(1,076)	—
Accumulated other comprehensive income (loss)	(481)	47
Retained earnings	104,040	115,335

Total stockholders’ equity	164,533	177,537

Total liabilities and stockholders’ equity	$286,269	$301,261

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net sales	$82,865	$121,454	$172,769	$226,751
Cost of sales	59,992	86,091	116,560	166,127

Gross profit	22,873	35,363	56,209	60,624
Selling, general and administrative expenses	25,025	23,649	44,441	41,201

Income (loss) from operations	(2,152)	11,714	11,768	19,423
Interest expense, net	720	1,061	1,476	2,030

Income (loss) before income taxes	(2,872)	10,653	10,292	17,393
Provision (benefit) for income taxes	(1,858)	3,594	2,902	6,098

Net income (loss)	$(1,014)	$7,059	$7,390	$11,295

Basic earnings (loss) per share	$(0.07)	$0.48	$0.50	$0.76

Basic weighted average shares outstanding	14,772,498	14,833,282	14,752,306	14,818,651

Diluted earnings (loss) per share	$(0.07)	$0.47	$0.50	$0.76

Diluted weighted average shares outstanding	14,772,498	14,912,805	14,912,299	14,891,577

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2006
OPERATING ACTIVITIES
Net income	$7,390	$11,295
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,072	92
Equity method loss (income)	146	(41)
Stock-based compensation	382	1,309
Other noncash charges (income)	197	(106)
Tax benefit from stock-based awards	467	—
Depreciation	7,406	9,975
Loss on disposal of property, plant and equipment	774	276
Changes in operating assets and liabilities:
Accounts receivable	(4,878)	(25,809)
Inventories	(3,504)	5,339
Prepaid expenses and other assets	751	(49)
Accounts payable	13,623	6,451
Accrued expenses	(977)	7,668
Income taxes receivable	(6,245)	9,007

Net cash provided by operating activities	16,604	25,407

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(166)	—
Restricted cash	16,328	—
Expenditures for property, plant and equipment	(39,629)	(7,080)

Net cash used in investing activities	(23,467)	(7,080)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(8,475)	(8,507)
Tax benefit from stock-based awards	—	75
Proceeds from employee stock purchase and option plans	970	227
Purchases of common stock	(743)	(431)
Borrowings under line of credit	18,531	47,510
Principal payments under line of credit	(18,531)	(51,580)

Net cash used in financing activities	(8,248)	(12,706)

Net increase (decrease) in cash and cash equivalents	(15,111)	5,621
Cash and cash equivalents at beginning of period	23,925	1,931

Cash and cash equivalents at end of period	$8,814	$7,552

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$1,214	$1,765
Cash paid (received) for income taxes	$7,852	$(2,195)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2005 and 2006

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its year-end LIFO calculation.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the six months ended June 30, 2005 to conform with the presentation of the financial statements for the six months ended June 30, 2006.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005	June 30, 2006
Finished goods	$38,779	$22,351
Raw materials	17,947	29,036

	$56,726	$51,387

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	June 30, 2006
Accrued sales and marketing costs	$4,181	$6,759
Accrued compensation and benefits	4,552	6,578
Accrued manufacturing expenses	1,854	2,404
Accrued rent obligations	488	1,500
Accrued freight	661	1,493
Accrued interest	349	468
Accrued professional and legal costs	686	114
Other	4,743	5,866

Total	$17,514	$25,182

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and a revolving credit facility. The revolving credit facility provides for borrowings of up to $20.0 million outstanding at any time. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2006, no borrowings were outstanding under the revolving credit facility.

The senior notes, real estate loans, revolving credit facility, and bond loan documents contain negative and financial covenants. As of June 30, 2006, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At June 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on all of its $12.0 million principal amount of variable-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of such note.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Numerator:
Net income (loss) available to common shareholders	$(1,014)	$7,059	$7,390	$11,295

Denominator:
Basic weighted average shares outstanding	14,772,498	14,833,282	14,752,306	14,818,651
Impact of potential common shares:
Options	—	26,468	102,325	25,801
Restricted stock	—	53,055	57,668	47,125

Diluted weighted average shares outstanding	14,772,498	14,912,805	14,912,299	14,891,577

Basic earnings (loss) per share	$(0.07)	$0.48	$0.50	$0.76

Diluted earnings (loss) per share	$(0.07)	$0.47	$0.50	$0.76

7. STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its stockholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards (“PSAs”). The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

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

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $0.3 million and $0.6 million, respectively, for the three-month and six-month periods ended June 30, 2006. This expense was included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures, as required by SFAS 123R. The total income tax benefit recognized was approximately $0.0 million and $0.1 million, respectively, for the three-month and six-month periods ended June 30, 2006. The Company’s income before income taxes and net income for the six months ended June 30, 2006 were $0.6 million and $0.4 million, respectively, lower than if the Company had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2006 decreased $0.01 and $0.02 per share, respectively, as a result of the adoption of SFAS 123R. As of June 30, 2006, there was $2.0 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.6 years. The total fair value of stock options vested during the six months ended June 30, 2006 and June 30, 2005 were $0.3 million and $1.2 million, respectively. In the six months ended June 30, 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying condensed consolidated statements of cash flows.

Prior to the adoption of SFAS 123R, the Company’s stock-based employee compensation was accounted for in accordance with APB 25, under which no compensation expense was recorded for stock options because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. If the Company had adopted SFAS 123R in prior periods, the impact of that statement would have approximated the impact of SFAS 123 (as if the fair-value-based recognition provisions of that statement had been applied) as shown in the following table:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income (loss), as reported	$(1,014)	$7,390

Less: stock-based employee compensation expense determined under fair value based method, net of related tax	(488)	(931)

Net income (loss), pro forma	$(1,502)	$6,459

Diluted earnings (loss) per share, as reported	$(0.07)	$0.50
Diluted earnings (loss) per share, pro forma	$(0.10)	$0.43

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of stock options and SARs represents the period of time for which such awards are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate equals the five-year U.S. Treasury rate. For option grants and SARs issued in the three months ended June 30, 2006, the assumptions shown in the following table were used:

Three months ended June 30, 2006
Expected volatility	.40
Expected dividends	—
Expected term (in years)	5
Risk-free rate	4.82%

The grant-date fair value of stock options and SARs granted during the three months ended June 30, 2006 was $13.23.

Performance Share Awards

In the year ended December 31, 2005 and the six months ended June 30, 2006, the Company granted PSAs to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a contingent right to receive shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

If specified performance objectives are satisfied for the three-year performance periods ending in 2007 and 2008, the estimated number of shares to be earned is 39,244 and 71,800, respectively, although a maximum number of 58,866 and 107,700 shares, respectively, may be earned depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for as prescribed by APB 25. Under APB 25, PSAs were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the date of grant. In the six months ended June 30, 2006, 71,800 PSAs were granted at $24.17 per share. During the three-month and six-month periods ended June 30, 2006, $0.1 million and $0.2 million, respectively, was charged to compensation expense for PSAs, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for PSAs in the six months ended June 30, 2005. At June 30, 2006, there was $1.3 million of total unrecognized compensation expense related to PSAs remaining to be recognized. Compensation expense attributable to PSAs is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Restricted Stock

The 2005 Plan also authorizes the grant of restricted stock to employees, officers, and directors. Restricted shares vest either with respect to one-third of the award on each of the first, second and third anniversaries of the grant date or with respect to one-third of the award on each of the third, fourth and fifth anniversaries of the grant date. The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the grant date. In the six months ended June 30, 2006, 20,000 restricted shares were granted at $26.65 per share. In the three-month and six-month periods ended June 30, 2006, compensation expense of $0.2 million and $0.5 million, respectively, was recognized related to restricted stock awards. In the three-month and six-month periods ended June 30, 2005, compensation expense of $0.2 million and $0.4 million, respectively, was recognized related to restricted stock awards. At June 30, 2006, there was $1.1 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the six months ended June 30, 2004 and 2005 accounted for approximately 63% and 59% of annual net sales in the years ended December 31, 2004 and 2005, respectively.

9. COMMITMENTS

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company has reconsidered and decided not to move its headquarters. The Company began paying rents under the lease on January 1, 2006. As of June 30, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.4 million, $1.1 million, $1.5 million, $1.6 million and $1.6 million, respectively, and $20.3 million thereafter. The Company is currently attempting to sublet the office space. Based on current market conditions, the Company estimates that the present value of the future sublease rentals, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligation. Accordingly, pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $0.6 million in “Selling, general and administrative expenses” in the three months ended June 30, 2006. The inability to sublet the office space or changes to management’s assumptions used in the estimate of the future sublease income may result in an additional charge in the future.

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

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the Company’s ability to price its products accurately and to effectively manage its manufacturing operations. Managing selling, general and administrative expenses is important to support profitable growth. The Company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the Company’s overall financial performance.

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents® and Trex BrasiliaTM decking product lines and the new Trex Designer Series RailingTM and Trex Artisan Series RailingTM products. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 66% of total gross sales in the second quarter of 2006. Sales of the Trex Brasilia and Trex Artisan Series Railing products accounted for approximately 9% of total gross sales in the second quarter of 2006. The Company expects that the demand for the Trex Brasilia and Trex Artisan Series Railing products will grow as these products become generally more available through the Company’s distribution channels.

The management of raw materials costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the Company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from the temporary suspension of operations of some production lines. In the first six months of 2006, the Company’s purchases of PE material also included more highly priced PE material. The Company expects that new PE material sourcing and processing initiatives will be necessary for it to effectively manage its costs of PE material in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives emphasize color consistency and other product specifications. They also have contributed to higher manufacturing costs by reducing manufacturing line efficiencies, as well as increasing labor and raw material costs. In addition, each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit. In the first six months of 2006, the Company also incurred higher than normal freight costs from its increased use of interplant shipments of inventory to meet customer demand.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company historically has provided its distributors and dealers with incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms.

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

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Net Sales. Net sales in the quarter ended June 30, 2006 (the “2006 quarter”) increased 46.6% to $121.5 million from $82.9 million in the quarter ended June 30, 2005 (the “2005 quarter.”) The increase in net sales was primarily attributable to growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in revenue per product unit. The increase in revenue per product unit resulted from a price increase of 4% on all products effective in January 2006 and an additional price increase of 7% on all products effective in May 2006, as well as from increased sales of the higher unit priced Trex Accents product. These price increases were partially offset by incentives offered as part of the Company’s early-buy and annual discount programs.

Gross Profit. Gross profit increased 54.6% to $35.4 million in the 2006 quarter from $22.9 million in the 2005 quarter. The increase was primarily attributable to higher net sales volume, increased sales prices, and increased sales of higher unit priced products. Gross profit was also positively affected by improved production rates and an increase in manufacturing utilization rates. The effect of these factors was offset, in part, by the increased cost of raw materials, primarily PE material, higher labor expenses due to product quality initiatives and an increase in freight costs. The Company expects to reduce interplant shipments, which contributed to the higher freight costs in the 2006 quarter, as production utilization becomes more consistent across all plants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.5% to $23.6 million in the 2006 quarter from $25.0 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from decreases of $2.9 million in branding expenses, $0.5 million in personnel-related expenses and $0.4 million in professional fees. Selling, general and administrative expenses in the 2005 quarter also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of certain production lines. The effect of these factors was offset in part by a $3.5 million increase in compensation and benefits. The increase in compensation and benefits was primarily the result of incentive compensation accruals recorded in the 2006 quarter as well as the reversal of $0.9 million in compensation accruals during the 2005 quarter. The 2005 reversal resulted from management’s assessment that lesser amounts would be earned and payable under these programs for the year ended December 31, 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 19% in the 2006 quarter from 30% in the 2005 quarter.

Interest Expense. Net interest expense increased to $1.1 million in the 2006 quarter from $0.7 million in the 2005 quarter. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $0.4 million and $0.8 million of interest on construction in process in the 2006 and 2005 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $3.6 million in the 2006 quarter compared to a benefit for income taxes of $1.9 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 34% in the 2006 quarter and a tax benefit of approximately 65% in the 2005 quarter. The 2005 effective rate was due to a lower state tax rate driven by the recognition of incentives related to the expansion of the Company’s operations in Mississippi and the recognition of certain state tax credits for which the Company qualified in the 2005 quarter.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Net Sales. Net sales in the six-month period ended June 30, 2006 (the “2006 six-month period”) increased 31.3% to $226.8 million from $172.8 million in the six-month period ended June 30, 2005 (the “2005 six-month period”). The increase in net sales was primarily attributable to growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in revenue per product unit. The increase in revenue per product unit resulted from a price increase of 4% on all products effective in January 2006 and an additional price increase of 7% on all products effective in May 2006, as well as from increased sales of the higher unit priced Trex Accents product. These price increases were partially offset by incentives offered as part of the Company’s early-buy and annual discount programs.

Gross Profit. Gross profit increased 7.9% to $60.6 million in the 2006 six-month period from $56.2 million in the 2005 six-month period. The increase was primarily attributable to the higher net sales volume, increased sales prices, and increased sales of higher unit priced products. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of raw materials, primarily PE material, higher labor expenses due to product quality initiatives and an increase in freight costs. The Company expects to reduce interplant shipments, which contributed to the higher freight costs in the 2006 six-month period, as production utilization becomes more consistent across all plants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.3% to $41.2 million in the 2006 six-month period from $44.4 million in the 2005 six-month period. The lower selling, general and administrative expenses resulted principally from a decrease of $5.1 million in branding expenses, $1.1 million in professional fees and $0.4 million in research and development expenses. Selling, general and administrative expenses in the 2005 six-month period also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of certain production lines. The effect of these factors was offset in part by a $4.3 million increase in compensation and benefits. The increase in compensation and benefits was primarily the result of incentive compensation accruals recorded in the 2006 six-month period. As a percentage of net sales, selling, general and administrative expenses decreased to 18.2% in the 2006 six-month period from 25.7% in the 2005 six-month period.

Interest Expense. Net interest expense increased to $2.0 million in the 2006 quarter from $1.5 million in the 2005 quarter. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $0.7 million and $1.4 million of interest on construction in process in the 2006 and 2005 six-month periods, respectively. The effect of such capitalization of interest was partially offset by a decrease in interest expense, which resulted from reduced average debt balances in the 2006 six-month period.

Provision for Income Taxes. The Company recorded a provision for income taxes of $6.1 million in the 2006 six-month period compared to a provision of $2.9 million in the 2005 six-month period. The provisions reflected an effective tax rate of approximately 35% in the 2006 six-month period and approximately 28% in the 2005 six-month period. The 2005 effective rate was due to a lower state tax rate driven by the recognition of incentives related to the expansion of the Company’s operations in Mississippi and the recognition of certain state tax credits for which the Company qualified in the 2005 six-month period.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities in the 2006 six-month period.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2006 six-month period was $25.4 million compared to $16.6 million for the 2005 six-month period. Cash from operating activities for the 2006 six-month period was positively affected by higher net sales. An increase in accounts payable and accrued expenses, and receipt of the Company’s income tax refunds had a positive effect on cash from operating activities in the 2006 six-month period. The increase in accounts payable resulted from the timing of payments for raw materials. The increase in accrued expenses principally resulted from the timing of compensation and marketing expenses. The Company’s inventories decreased from $56.7 million at December 31, 2005 to $51.4 million at June 30, 2006, as shipments outpaced production. The effect of these factors was offset in part by an increase in accounts receivable. Accounts receivable increased from $12.4 million at December 31, 2005 to $38.2 million at June 30, 2006 as the Company offered distributors and dealers extended payment terms in the 2006 six-month period as sales incentives.

The Company’s cash used in investing activities totaled $7.1 million in the 2006 six-month period, compared to $23.5 million in the 2005 six-month period. In the 2006 six-month period, the Company’s expenditures primarily consisted of the purchase of plastic reprocessing and additional embossing equipment. In the 2005 six-month period, the Company’s expenditures primarily consisted of the construction of the Olive Branch, Mississippi manufacturing site, as well as the purchase of related machinery and equipment.

The Company’s cash used in financing activities was $12.7 million in the 2006 six-month period compared to $8.2 million in the 2005 six-month period. In the 2006 six-month period, the Company’s net debt reductions included $4.1 million under its revolving credit facility and $8.0 million of its senior notes. In the 2005 six-month period, the Company’s net debt reduction included $8.0 million of its senior notes.

Indebtedness. At June 30, 2006, the Company’s indebtedness totaled $61.6 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 6.3%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of account receivables and finished goods inventories. At June 30, 2006, the borrowing base was $46.9 million and no borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2006, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2006 six-month period totaling $7.1 million, primarily to purchase raw material reprocessing and additional embossing equipment. The Company currently estimates that its capital requirements in 2006 will be $25 to $30 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

At June 30, 2006, the Company had a total of approximately $7.6 million of cash and cash equivalents. The Company believes that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company would be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate mortgage debt, all of which is based on LIBOR, and on its $25.0 million variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At June 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on its $12.0 million of variable-rate mortgage debt. At June 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of this note.

The Company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material. In addition, the Company had a euro-denominated note receivable of 1.2 million euros at June 30, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2005 fiscal year, our management identified a material weakness in our internal control over financial reporting as of December 31, 2005. Our management determined that, as of that date, we lacked a sufficient complement of personnel with experience in our financial reporting processes and with adequate technical expertise in resolving non-routine or complex accounting matters. During the 2006 six-month period, we took actions to remediate this material weakness that included the adoption of changes to our quarterly closing procedures, the hiring of additional accounting personnel and the implementation of a series of quality control procedures over financial reporting. As of June 30, 2006, we had not yet completed the remediation of this material weakness. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2006. Our current plan anticipates the remediation of this material weakness before the end of our 2006 fiscal year.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2006 annual meeting of stockholders on April 20, 2006.

(b)	The following sets forth information regarding each matter voted upon at the 2006 annual meeting. There were 14,909,229 shares of common stock outstanding as of the record date for, and entitled to vote, at the 2006 annual meeting.

Proposal 1. The election of the following duly nominated directors:

Nominees	Votes For	Votes Withheld
Anthony J. Cavanna	12,998,777	402,477
Frank H. Merlotti, Jr.	13,249,344	151,910
Patricia B. Robinson	13,268,145	133,109

Proposal 2. The ratification of the appointment of Ernst & Young LLP as Trex Company, Inc.’s independent auditors for the 2006 fiscal year

Votes For	Against	Abstain
12,931,701	442,664	26,889

Item 6. Exhibits

The Company files herewith the following exhibits:

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 9, 2006	By:	/s/ Paul D. Fletcher
Paul D. Fletcher Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.