Form 10-Q
period 2006-09-30
TREX CO INC
filed 2006-11-09
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(Check one):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 30, 2006 was 14,909,772 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,931	$2,235
Accounts receivable, net	12,364	23,156
Inventories	56,726	77,970
Prepaid expenses and other current assets	3,750	3,484
Income taxes receivable	8,297	75
Deferred income taxes	1,711	2,543

Total current assets	84,779	109,463

Property, plant and equipment, net	191,210	190,628
Goodwill	6,837	6,837
Debt-related derivatives	292	362
Other assets	3,151	3,185

Total assets	$286,269	$310,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,405	$23,908
Accrued expenses	17,514	21,651
Line of credit	4,070	3,200
Current portion long-term debt	9,031	9,093

Total current liabilities	45,020	57,852

Deferred income taxes	15,158	17,697
Debt-related derivatives	1,053	799
Long-term debt, net of current portion	60,505	51,676

Total liabilities	121,736	128,024

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,981,572 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	149	150
Additional paid-in capital	61,901	62,696
Deferred compensation	(1,076)	—
Accumulated other comprehensive loss	(481)	(289)
Retained earnings	104,040	119,894

Total stockholders’ equity	164,533	182,451

Total liabilities and stockholders’ equity	$286,269	$310,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net sales	$77,371	$78,098	$250,140	$304,849
Cost of sales	53,035	55,277	169,595	221,404

Gross profit	24,336	22,821	80,545	83,445
Selling, general and administrative expenses	16,967	15,281	61,515	56,661

Income from operations	7,369	7,540	19,030	26,784
Interest expense, net	313	312	1,682	2,163

Income before income taxes	7,056	7,228	17,348	24,621
Provision for income taxes	1,891	2,668	4,793	8,766

Net income	$5,165	$4,560	$12,555	$15,855

Basic earnings per share	$0.35	$0.31	$0.85	$1.07

Basic weighted average shares outstanding	14,782,888	14,838,343	14,762,598	14,825,287

Diluted earnings per share	$0.35	$0.31	$0.84	$1.06

Diluted weighted average shares outstanding	14,847,519	14,921,151	14,881,423	14,908,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2006
OPERATING ACTIVITIES
Net income	$12,555	$15,855
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,924	1,706
Equity method loss (income)	221	(116)
Stock-based compensation	597	1,920
Other noncash charges (income)	235	(48)
Tax benefit from stock-based awards	470	—
Depreciation	11,280	15,086
Loss on disposal of property, plant and equipment	972	221
Changes in operating assets and liabilities:
Accounts receivable	8,316	(10,792)
Inventories	(7,600)	(21,244)
Prepaid expenses and other current assets	894	266
Accounts payable	3,353	9,503
Accrued expenses	(2,395)	4,137
Income taxes receivable	(4,982)	8,222

Net cash provided by operating activities	25,840	24,716

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(508)	—
Restricted cash	20,959	—
Expenditures for property, plant and equipment	(47,130)	(14,725)

Net cash used in investing activities	(26,679)	(14,725)

FINANCING ACTIVITIES
Borrowings under line of credit	18,531	50,709
Principal payments under line of credit	(18,531)	(51,579)
Principal payments under mortgages and term loans	(8,712)	(8,767)
Tax benefit from stock-based awards	—	50
Proceeds from employee stock purchase and option plans	1,074	331
Purchases of common stock	(743)	(431)

Net cash used in financing activities	(8,381)	(9,687)

Net increase (decrease) in cash and cash equivalents	(9,220)	304
Cash and cash equivalents at beginning of period	23,925	1,931

Cash and cash equivalents at end of period	$14,705	$2,235

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,042	$1,835
Cash paid (received) for income taxes, net	$7,852	$(528)

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2005 and 2006

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is evaluating the effect that the adoption of SFAS No. 151 will have on its year-end LIFO calculation.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is evaluating the effect that the adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with earlier application encouraged. The Company is evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations or financial position.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three months and nine months ended September 30, 2005 to conform with the presentation of the financial statements for the three months and nine months ended September 30, 2006.

3. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005	September 30, 2006
Finished goods	$38,789	$46,724
Raw materials	17,937	31,246

Total	$56,726	$77,970

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

4. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	September 30, 2006
Accrued sales and marketing costs	$4,181	$5,749
Accrued compensation and benefits	4,552	3,706
Accrued customer relations costs	1,808	3,392
Accrued manufacturing expenses	1,854	2,016
Accrued rent obligations	488	1,750
Accrued interest	349	903
Accrued freight	661	498
Accrued professional and legal costs	686	298
Other	2,935	3,339

Total	$17,514	$21,651

5. DEBT

The Company’s outstanding debt consists of senior notes, a variable rate promissory note, real estate loans and a revolving credit facility. The revolving credit facility provides for borrowings of up to $20.0 million outstanding at any time. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of September 30, 2006, $3.2 million was outstanding under the revolving credit facility.

To remain in compliance with its credit facility, senior note, and bond loan document covenants, the Company is required, as of the end of each fiscal quarter, to meet specified financial tests and to maintain specified financial ratios based on levels of its debt, capital, net worth, fixed charges, and EBITDA, as these financial measures are defined for purposes of the covenants. As of September 30, 2006, the Company was in compliance with these covenants. Based on its recent and expected operating results, the Company currently believes that it will need to obtain amendments to one of the financial covenants under its credit facility agreement and bond loan documents to maintain compliance with the covenant as of December 31, 2006 and as of the end of subsequent fiscal quarters.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At September 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on all of its $11.8 million principal amount of variable-rate real estate loans and capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of such note.

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Net income available to common shareholders	$5,165	$4,560	$12,555	$15,855

Denominator:
Basic weighted average shares outstanding	14,782,888	14,838,343	14,762,598	14,825,287
Impact of potential common shares:
Options	17,472	21,718	61,416	24,140
Restricted stock	47,159	61,090	57,409	59,048

Diluted weighted average shares outstanding	14,847,519	14,921,151	14,881,423	14,908,475

Basic earnings per share	$0.35	$0.31	$0.85	$1.07

Diluted earnings per share	$0.35	$0.31	$0.84	$1.06

7. STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its stockholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of incentive and non-qualified stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards (“PSAs”). The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price, and SARs are granted with a grant price, equal to the closing market price of the Company’s common stock on the New York Stock Exchange on the date of grant. These awards, which have ten-year contractual terms, generally vest with respect to one-third of the shares subject to the awards on each of the first, second and third anniversaries of the grant date. The Company recognizes compensation cost for these graded vesting awards on a straight-line basis over the requisite service period for the entire award.

In December 2004, the FASB issued Statement 123R, Share-Based Payment (“SFAS 123R”), a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize compensation expense, and that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow, rather than as an operating cash flow. The Company adopted this standard on January 1, 2006 using the modified prospective method. Accordingly, results for prior periods have not been restated.

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $0.2 million and $0.8 million, respectively, for the three-month and nine-month periods ended September 30, 2006. This expense was included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures, as required by SFAS 123R. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $0.8 million and $0.5 million, respectively, lower than if the Company had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2006 decreased $0.01 and $0.04 per share, respectively, as a result of the adoption of SFAS 123R. As of September 30, 2006, there was $1.9 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of stock options vested during the nine months ended September 30, 2005 and September 30, 2006 was $1.6 million and $0.4 million, respectively. In the nine months ended September 30, 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying condensed consolidated statements of cash flows.

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

	Three months ended September 30, 2005	Nine months ended September 30,2005
Net income, as reported	$5,165	$12,555
Less: stock-based employee compensation expense determined under fair value based method, net of related tax	1,148	2,079

Net income, pro forma	$4,017	$10,476

Diluted earnings per share, as reported	$0.35	$0.84
Diluted earnings per share, pro forma	$0.27	$0.70

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes-Merton option-pricing formula. Expected volatilities are based on historical volatility of the Company’s common stock. The expected term of stock options and SARs represents the period of time for which such awards are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The risk-free interest rate equals the five-year U.S. Treasury rate. For SARs issued in the three months ended September 30, 2006, the assumptions shown in the following table were used:

Three months ended September 30, 2006
Expected volatility	.41
Expected dividends	—
Expected term (in years)	5
Risk-free rate	5.10%

The weighted-average grant-date fair value of SARs granted during the three months ended September 30, 2006 was $10.75.

Performance Share Awards

In the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company granted PSAs to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a contingent right to receive shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

If specified performance objectives are satisfied for the three-year performance periods ending in 2007 and 2008, the estimated number of shares to be earned is 39,244 and 71,800, respectively, although a maximum number of 58,866 and 107,700 shares, respectively, may be earned depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for as prescribed by APB 25. Under APB 25, PSAs were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the date of grant. In the nine months ended September 30, 2006, 71,800 PSAs were granted at $24.17 per share. During the three-month and nine-month periods ended September 30, 2006, $0.1 million and $0.4 million, respectively, was charged to compensation expense for PSAs, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for PSAs in the nine months ended September 30, 2005. At September 30, 2006, there was $1.2 million of total unrecognized compensation expense related to PSAs remaining to be recognized. Compensation expense attributable to PSAs is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Restricted Stock

The 2005 Plan also authorizes the grant of shares of restricted stock to employees, officers, and directors. Shares of restricted stock vest either with respect to one-third of the award on each of the first, second and third anniversaries of the grant date or with respect to one-third of the award on each of the third, fourth and fifth anniversaries of the grant date. The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the grant date. In the nine months ended September 30, 2006, 20,000 restricted shares were granted at $26.65 per share. In the three-month and nine-month periods ended September 30, 2006, compensation expense of $0.2 million and $0.7 million, respectively, was recognized related to restricted stock awards. In the three-month and nine-month periods ended September 30, 2005, compensation expense of $0.2 million and $0.6 million, respectively, was recognized related to restricted stock awards. At September 30, 2006, there was $0.9 million of total compensation expense related to unvested restricted stock remaining to be recognized. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

8. SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the nine months ended September 30, 2004 and 2005 accounted for approximately 88% and 85% of annual net sales in the years ended December 31, 2004 and 2005, respectively.

9. COMMITMENTS AND CONTINGENCIES

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company has reconsidered and decided not to move its headquarters. The Company began paying rents under the lease on January 1, 2006. As of September 30, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2006, 2007,

2008, 2009, and 2010 are $0.2 million, $1.1 million, $1.5 million, $1.6 million and $1.6 million, respectively, and $20.3 million thereafter. The Company is currently attempting to sublet the office space. Based on current market conditions, the Company estimates that the present value of the estimated future sublease rentals, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $0.4 million in “Selling, general and administrative expenses” in the three months ended September 30, 2006. The charge reflected a reduction in estimated future sublease income from previous estimates primarily as a result of a change in the Company’s assumption regarding the commencement date of an anticipated sublease. The Company has recognized $1.8 million of total expense related to the lease in the nine-month period ended September 30, 2006 and has a $1.3 million liability recorded at September 30, 2006.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located have declined to 10% in 2006, including a 3% decrease over the twelve months ended September 30, 2006. Rental rates have increased 3% during the same twelve-month period. Management believes that the rates on the Company’s lease are comparable to the current market rates in the area. However, the anticipated delivery of a significant amount of new office space in the area over the next 18 months may have a negative effect on vacancy and rental rates. The inability to sublet the office space or unfavorable changes to key management’s assumptions used in the estimate of the future sublease income may result in additional charges in future periods.

Legal Matters

The Company is involved in certain litigation as described in Note 11 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005 and in Part II of this report and of the Company’s subsequent quarterly reports on Form 10-Q, as filed with the Securities and Exchange Commission. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

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

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking and railing, the demand for Trex® over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the Company’s ability to price its products accurately and to effectively manage its manufacturing operations. Managing selling, general and administrative expenses is important to support profitable growth. The Company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the Company’s overall financial performance.

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents® and Trex Brasilia® decking product lines and the new Trex Designer Series RailingTM and Trex Artisan Series RailingTM products. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 70% of total gross sales in the third quarter of 2006. Sales of the Trex Brasilia and Trex Artisan Series Railing products accounted for approximately 11% of total gross sales in the third quarter of 2006. The Company expects that the demand for the Trex Brasilia and Trex Artisan Series Railing products will grow as these products become generally more available through the Company’s distribution channels. The Company anticipates that net sales in the fourth quarter of 2006 will be negatively affected by general economic conditions and by the absence of any scheduled price increase for January 2007 that would provide distributors and dealers an incentive to purchase inventory in the fourth quarter.

The management of raw materials costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the Company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from the temporary suspension of operations of some production lines. In 2006, manufacturing unit costs have been negatively affected by continued increases in the cost of PE material and incremental costs associated with the Company’s quality initiatives. In the first nine months of 2006, the Company’s PE material costs increased 17% over the first nine months of 2005. The Company expects that new PE material sourcing and processing initiatives will be necessary for it to effectively manage its costs of PE material and improve manufacturing performance in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives emphasize color consistency and other product specifications. They also have contributed to higher manufacturing costs by reducing manufacturing line efficiencies, as well as increasing labor, packaging and raw material costs. Each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit. To manage inventory levels, the Company expects to temporarily suspend the operation of five production lines in the fourth quarter of 2006, which will result in increased manufacturing unit costs due to lower absorption of fixed manufacturing costs.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company has historically provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the Company from time to time may offer price discounts as a part of a specific promotional program.

There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors. Under such warranty provisions, the Company warrants that its products will be free from defects in workmanship and materials and will conform to the Company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the Company has an obligation under its warranty to replace the products. On some occasions, the Company will voluntarily replace products for distributors as a matter of distributor relations, even though the Company does not have a legal obligation to do so.

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Actual warranty costs have not been material during the nine months ended September 30, 2006. On some occasions, the Company will voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the Company does not have a legal obligation to do so. The Company considers on a case-by-case basis each situation in which it may effect such a discretionary replacement or refund.

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

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Net Sales. Net sales in the quarter ended September 30, 2006 (the “2006 quarter”) increased 0.9% to $78.1 million from $77.4 million in the quarter ended September 30, 2005 (the “2005 quarter.”) The increase in net sales was primarily attributable to a 7.9% increase in revenue per product unit, which was partially offset by a 4.8% decrease in sales volume. The Company offered a sales incentive for certain products in the 2006 quarter, which included a price discount and extended payment terms on shipments made in August and September for which the related payment is due December 1, 2006. The increase in revenue per product unit resulted from a price increase of 4% on all products effective in January 2006 and an additional price increase of 7% on all products effective in May 2006. The effect of the price increases was partially offset by a 4% sales price discount offered on certain products during the 2006 quarter. Product returns were not material to net sales in either the 2005 or 2006 quarter.

Gross Profit. Gross profit decreased 6.2% to $22.8 million in the 2006 quarter from $24.3 million in the 2005 quarter. The decline was primarily attributable to the 4.8% decrease in sales volume, an 11% increase in the cost per pound of PE material and an additional $2.6 million in labor and packaging expenses incurred as a result of product quality initiatives. Gross profit as a percentage of sales (“gross margin”) decreased to 29.2% in the 2006 quarter from 31.5% in the 2005 quarter. The negative effect of the foregoing factors, which contributed to a 10.9% decrease in gross margin, was offset in part by higher sales prices and improved manufacturing utilization, which produced a 8.6% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.9% to $15.3 million in the 2006 quarter from $17.0 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from the reversal of $3.2 million in incentive compensation accruals made earlier in 2006. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under incentive compensation programs for 2006 as a result of a revised projection of financial results. The effect of the reversal in incentive compensation accruals was offset in part by a $0.8 million increase in branding-related expenses, $0.4 million in costs associated with the lease for office space the Company is attempting to sublet and a $0.2 million increase in professional fees. For additional information regarding the lease, see Note 9 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 20% in the 2006 quarter from 22% in the 2005 quarter.

Interest Expense. Net interest expense was unchanged at $0.3 million, although total interest expense for the 2006 quarter was $0.2 million less than the 2005 quarter as a result of lower average debt balances. The Company capitalized $0.4 million and $0.6 million of interest on construction in process in the 2006 and 2005 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $2.7 million in the 2006 quarter compared to a provision for income taxes of $1.9 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 37% in the 2006 quarter and approximately 27% in the 2005 quarter. The 2005 effective rate was attributable to a lower state tax rate resulting from the recognition of incentives related to the expansion of the Company’s operations in Mississippi and to the recognition of some state tax credits for which the Company qualified in the 2005 quarter.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Net Sales. Net sales in the nine-month period ended September 30, 2006 (the “2006 nine-month period”) increased 21.9% to $304.8 million from $250.1 million in the nine-month period ended September 30, 2005 (the “2005 nine-month period”). The increase in net sales was primarily attributable to a 12.3% growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, a 10.1% increase in revenue per product unit. The increase in revenue per product unit resulted from a price increase of 4% on all products effective in January 2006 and an additional price increase of 7% on all products effective in May 2006, as well as from increased sales of the higher unit-priced Trex Accents product. The effect of the price increases was partially offset by incentives offered by the Company as part of its early-buy annual discount programs and by a 4% sales price discount offered in the 2006 quarter. Product returns were not material to net sales in either the 2005 or 2006 nine-month period.

Gross Profit. Gross profit increased 3.6% to $83.4 million in the 2006 nine-month period from $80.5 million in the 2005 nine-month period. The increase was primarily attributable to the 12.3% higher net sales volume and higher average sales prices of 8%. The positive effect of these factors was offset in part by higher unit manufacturing costs, which resulted from a 17% increase in the cost per pound of PE material, an additional $11.4 million in labor and packaging expenses incurred as a result of product quality initiatives, and an increase in freight costs. Gross profit as a percentage of net sales decreased to 27.4% in 2006 from 32.2% in 2005. The positive impact of the increased sales prices and increased sales of higher margin-priced products, which produced a 7.6% improvement in gross margin, was more than offset by the effect of the foregoing negative factors, which contributed to a 12.4% decline in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.9% to $56.7 million in the 2006 nine-month period from $61.5 million in the 2005 nine-month period. The lower selling, general and administrative expenses resulted principally from a decrease of $4.6 million in branding expenses and a decrease of $1.2 million in professional fees. Selling, general and administrative expenses in the 2005 nine-month period also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of some of its production lines. The effect of these factors was offset in part by a $1.8 million increase in expenses related to the lease for office space the Company is attempting to sublet and $0.6 million in personnel-related expenses, including salaries, benefit, and hiring costs. For additional information regarding the lease, see Note 9 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 18.6% in the 2006 nine-month period from 24.6% in the 2005 nine-month period.

Interest Expense. Net interest expense increased to $2.2 million in the 2006 nine-month period from $1.7 million in the 2005 nine-month period. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $1.1 million and $2.0 million of interest on construction in process in the 2006 and 2005 nine-month periods, respectively. The effect of such capitalization of interest was partially offset by a decrease in total interest expense, which resulted from lower average debt balances in the 2006 nine-month period.

Provision for Income Taxes. The Company recorded a provision for income taxes of $8.8 million in the 2006 nine-month period compared to a provision of $4.8 million in the 2005 nine-month period. The provisions reflected an effective tax rate of approximately 36% in the 2006 nine-month period and approximately 28% in the 2005 nine-month period. The 2005 effective rate was attributable to a lower state tax rate resulting from the recognition of incentives related to the expansion of the Company’s operations in Mississippi and to the recognition of some state tax credits for which the Company qualified in the 2005 nine-month period.

Liquidity and Capital Resources

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2006 nine-month period was $24.7 million compared to $25.8 million for the 2005 nine-month period. Cash from operating activities for the 2006 nine-month period was positively affected by the 26.3% increase in net income in the 2006 nine-month period over the 2005 nine-month period. Accounts receivable increased $10.8 million from $12.4 million at December 31, 2005 to $23.2 million at September 30, 2006, compared to a decrease of $8.4 million from $22.0 million at December 31, 2004 to $13.6 million at September 30, 2005. The reduced use of cash in 2005 to support accounts receivable was attributable to the effect of a higher than historical level of accounts receivable at December 31, 2004. The higher accounts receivable balance at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate the introduction on a national basis of the Trex Brasilia line of decking products and to provide additional incentives to customers to meet early season demand. The Company did not offer this type of program in the fourth quarter of 2005. The higher accounts receivable balance at September 30, 2006 compared to September 30, 2005 was principally attributable to a sales promotion implemented during the 2006 quarter that provided extended payment terms on sales during August and September 2006. The days of sales outstanding increased from 16 for the 2005 third quarter to 27 for the 2006 third quarter. The Company’s total inventories, including raw materials and finished goods, increased from $56.7 million at December 31, 2005 to $78.0 million at September 30, 2006, compared to an increase from $44.4 million at December 31, 2004 to $52.0 million at September 30, 2005. Raw materials inventories increased $13.3 million during the 2006 nine-month period compared to an increase of $5.6 million during the 2005 nine-month period. The Company accumulated additional raw materials during the 2006 nine-month period in preparation for a new PE processing technique that will be introduced in the fourth quarter of 2006. Finished goods increased from $38.8 million at December 31, 2005 to $46.7 million at September 30, 2006, compared to an increase from $32.6 million at December 31, 2004 to $34.6 million at September 30, 2005. An increase in finished goods inventories during the first nine months of the year is consistent with the seasonality in the Company’s business. The increase in finished goods inventories in the 2005 nine-month period was less than the 2006 nine-month period due to lower than expected shipments in the 2006 third quarter. An increase in accounts payable and accrued expenses and receipt of the Company’s income tax refunds had a positive effect on cash from operating activities in the 2006 nine-month period. The increase in accounts payable resulted primarily from the timing of payments for raw materials and freight. The increase in accrued expenses was principally attributable to the timing of expenses and related payments.

The Company’s cash used in investing activities decreased to $14.7 million in the 2006 nine-month period from $26.7 million in the 2005 nine-month period. In the 2006 nine-month period, most of the Company’s expenditures were related to the purchase of PE reprocessing and manufacturing equipment and information technology equipment. In the 2005 nine-month period, the Company’s expenditures were primarily used for the construction of the Olive Branch, Mississippi manufacturing site and for the purchase of related machinery and equipment.

The Company’s cash used in financing activities increased to $9.7 million in the 2006 nine-month period from $8.4 million in the 2005 nine-month period. In the 2006 nine-month period, the Company’s net debt reductions included $0.9 million of payments under its revolving credit facility and $8.0 million of payments on its senior notes. In the 2005 nine-month period, the Company’s net debt reduction included $8.0 million of payments on its senior notes.

Indebtedness. At September 30, 2006, the Company’s indebtedness totaled $64.8 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 6.5%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of account receivables and finished goods inventories. At September 30, 2006, the borrowing base was $34.0 million and $3.2 million of borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At September 30, 2006, the Company was in compliance with these covenants. Based on its recent and expected operating results, the Company currently believes that it will need to obtain amendments to the debt-to-EBITDA ratio covenant under its credit facility agreement and bond loan documents to maintain compliance with this covenant as of December 31, 2006 and as of the end of subsequent fiscal quarters. The Company may not permit the ratio of its total consolidated debt to its consolidated EBITDA to exceed 2.50 as of the end of any fiscal quarter. The Company will seek amendments to the foregoing financial covenant during the fourth quarter of 2006. To amend the financial covenant, the Company will be required to obtain lender consent under its credit facility and bond reimbursement agreements. The Company believes that it will be able to obtain the required lender consent. If, however, the Company does not obtain the consent of its lenders and fails to maintain compliance with all of its loan covenants as of December 31, 2006 and any subsequent measurement date, the Company would incur a default under the terms of the foregoing agreements and under the terms of its senior notes, which have cross-default provisions. Upon the occurrence of any such default, the Company’s lenders would have the right to accelerate payment of the Company’s indebtedness and enforce their claims against the Company to the extent provided by the applicable agreements and applicable law.

Capital Requirements. The Company made capital expenditures in the 2006 nine-month period totaling $14.7 million, primarily related to the purchase of PE reprocessing and manufacturing equipment and information technology equipment. The Company currently estimates that its capital requirements in 2006 will be approximately $25 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

The Company believes that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. The Company expects to increase the borrowing capacity under its existing revolving credit facility and amend a financial covenant during the fourth quarter of 2006. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company would be able to obtain such financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s major market risk exposure is to changing interest rates. The Company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate mortgage debt, all of which is based on LIBOR, and on its $25.0 million variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At September 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 9.0% on its $11.8 million of variable-rate mortgage debt. At September 30, 2006, the Company had capped its interest rate exposure at an annual effective rate of approximately 3.1% for six years on $10.0 million principal amount of its variable rate promissory note and at an annual effective rate of approximately 3.0% for four years on an additional $10.0 million principal amount of this note.

The Company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations on euros. At current purchase levels, such exposure is not material. In addition, the Company had a euro-denominated note receivable of 1.3 million euros at September 30, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2005 fiscal year, our management identified a material weakness in our internal control over financial reporting as of December 31, 2005. Our management determined that, as of that date, we lacked a sufficient complement of personnel with experience in our financial reporting processes and with adequate technical expertise in resolving non-routine or complex accounting matters. During the 2006 nine-month period, we took actions to remediate this material weakness that included the adoption of changes to our quarterly closing procedures, the hiring of additional accounting personnel and the implementation of a series of quality control procedures over financial reporting. As of September 30, 2006, we had not yet completed the remediation of this material weakness. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2006. Our current plan anticipates the remediation of this material weakness before the end of our 2006 fiscal year.

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

As most recently reported on the Company’s Annual Report on Form 10-K for the 2005 fiscal year, commencing on July 8, 2005, two lawsuits, both of which sought certification as a class action, were filed in the United States District Court for the Western District of Virginia naming as defendants the Company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the Company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the Company. Following agreement by the plaintiffs and the defendants that the two lawsuits should be consolidated, the plaintiffs filed a consolidated class action complaint. The complaints principally allege that the Company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company’s operating and financial results and expectations. The complaints also allege that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs seek unspecified compensatory damages. The Company believes that the lawsuits are without merit and intends to vigorously defend against them and any other similar lawsuits that may be served on the Company or any individual director or officer. On February 28, 2006, the Company filed a motion to have the consolidated class action complaint dismissed with prejudice for failure to state a claim. On October 6, 2006, the District Court granted the Company’s motion to dismiss the claim. On November 2, 2006, the plaintiffs filed a notice of appeal with the Fourth Circuit Court of Appeals. Two separate derivative lawsuits have been filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher and each director of the Company. The filed complaints are based upon the same factual allegations as the complaints in the class action lawsuits, and allege that the directors and Mr. Fletcher breached their fiduciary duties by permitting the Company to issue false and misleading public statements concerning the Company’s operating and financial results, and also allege that directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs and the defendants have agreed that the two derivative lawsuits should be consolidated, and that the consolidated complaint should be stayed pending final resolution of the class action lawsuit

As reported in the Company’s Annual Report on Form 10-K for the 2005 fiscal year and most recently reported on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the district court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment to the Company, and remanded the case to the District Court for further proceedings. The Company sought a rehearing of the decision by the Court of Appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the District Court’s grant of summary judgment to the Company with respect to non-infringement. On January 25, 2006, the District Court issued a judgment dismissing plaintiff’s case against the Company. On January 30, 2006, the plaintiff filed a petition for writ of certiorari in the United States Supreme Court and on February 22, 2006, filed a notice of appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit. On April 3, 2006, the United States Supreme Court denied the plaintiff’s writ of certiorari. On October 4, 2006, the Court of Appeals affirmed the District Court’s judgment dismissing the plaintiff’s action against the Company.

On October 16, 2006, Mr. Nystrom commenced another lawsuit against the Company, which also names as defendants Home Depot, Inc. and Snavely Forest Products, Inc., through which the Company markets its products. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced subsequent to the commencement of the first action infringe his patent. The Company believes that this claim is without merit and is barred by the judgment in the preceding action.

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

Item 6.	Exhibits

The Company herewith files the following exhibits:

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.2	Form of Non-Incentive Stock Option Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.3	Form of Stock Appreciation Rights Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.4	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trex Company, Inc.

Date: November 9, 2006	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.2	Form of Non-Incentive Stock Option Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.3	Form of Stock Appreciation Rights Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.

10.4	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.