Form 10-K/A
period 2005-12-31
TREX CO INC
filed 2007-03-06
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY STATEMENT

Why we are filing this Amendment to our Form 10-K

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“2005 10-K”) of Trex Company, Inc. (the “Company”) to restate the Company’s consolidated financial statements and related disclosures in order to correct errors in the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors related to the improper recording of the receipt of goods and services, the timing of cost capitalization, the calculation of depreciation and capitalized interest, the timing of recording certain liabilities, the improper recording of cash disbursements, the valuation of raw material inventory, and the calculation of the allowance for doubtful accounts and miscellaneous receivables.

This amendment includes the Company’s restated consolidated balance sheets as of December 31, 2004 and 2005 and its restated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2003, 2004, and 2005. The amendment also restates the quarterly financial information previously included in Note 14 to the consolidated financial statements with respect to the fiscal quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, September 30, 2004 and 2005 and December 31, 2004 and 2005. The Company does not intend to amend its Quarterly Reports on Form 10-Q for these fiscal quarters.

The restatement adjustments had the cumulative effect of increasing the Company’s reported net income for the fiscal years ended December 31, 2003 through 2005 by $0.2 million. For the fiscal years ended December 31, 2003 and 2004, the Company’s reported net income increased as a result of the restatement adjustments by $0.1 million and $0.3 million, respectively, or $0.00 and $0.02 per diluted share, respectively. For the fiscal year ended December 31, 2005, the Company’s reported net income decreased as a result of the restatement by $0.2 million, or $0.02 per diluted share.

Amended Items of Form 10-K

We are amending the following items of our 2005 10-K:

Part II	Item 6	Selected Financial Data

Part II	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II	Item 8	Financial Statements and Supplementary Data

Part II	Item 9A	Controls and Procedures

Part IV	Item 15	Exhibits and Financial Statement Schedules

All information not affected by the restatement is unchanged

We have not changed any information included in our 2005 10-K that is not affected by the restatement. Accordingly, the information included in our 2005 10-K and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in our 2005 10-K at the time we filed that report with the Securities and Exchange Commission on March 16, 2006. We have not taken into account any other events occurring after the original filing of our 2005 10-K that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to our 2005 10-K, to reflect any other subsequent events. We will also be filing amendments to our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Accordingly, in conjunction with reading this amendment to our 2005 10-K, you should also read our amendments to those Quarterly Reports on Form 10-Q/A, and all other filings we have made with the Securities and Exchange Commission since March 16, 2006.

i

ii

PART II

Item 6. Selected Financial Data

The selected financial data for the fiscal years ended December 31, 2003, 2004 and 2005 set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “2005 10-K”). The following selected financial data should be read in conjunction with our restated consolidated financial statements and the related notes to consolidated financial statements.

	Year Ended December 31,
	2001	2002	2003 As Restated (2)	2004 As Restated (2)	2005 As Restated (2)
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$116,860	$167,079	$191,008	$253,628	$294,133
Cost of sales	67,973	90,479	107,110	150,793	213,897

Gross profit	48,887	76,600	83,898	102,835	80,236
Selling, general and administrative expenses	31,801	42,150	46,829	56,351	77,398

Income from operations	17,086	34,450	37,069	46,484	2,838
Interest expense, net	3,850	7,782	3,560	3,064	2,606

Income before income taxes	13,236	26,668	33,509	43,420	232
Provision (benefit) for income taxes	4,186	9,891	12,429	15,933	(2,019)

Net income	$9,050	$16,777	$21,080	$27,487	$2,251

Basic earnings per share	$0.64	$1.18	$1.45	$1.88	$0.15

Basic weighted average shares outstanding	14,145,660	14,166,307	14,522,092	14,636,959	14,769,799

Diluted earnings per share	$0.64	$1.16	$1.43	$1.85	$0.15

Diluted weighted average shares outstanding	14,182,457	14,481,234	14,727,838	14,834,718	14,879,661

Cash Flow Data:
Cash provided by operating activities	$7,004	$52,964	$5,617	$45,265	$11,234
Cash used in investing activities	(31,972)	(6,192)	(17,727)	(56,319)	(29,374)
Cash provided by (used in) financing activities	24,968	(31,879)	5,379	26,859	(4,432)

Other Data (unaudited):
EBITDA (1)	$25,709	$44,039	$49,608	$60,197	$18,977

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$—	$14,893	$8,162	$44,926	$1,395
Working capital	3,216	24,134	49,728	78,910	40,061
Total assets	184,637	183,556	210,391	286,772	285,714
Total debt	86,094	55,196	54,376	78,497	73,606
Total stockholder’s equity	81,985	98,775	127,297	159,937	164,708

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

The company compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income, as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity. The following table sets forth, for the years indicated, a reconciliation of EBITDA and net income. The applicable amounts shown in the table have been restated as described in Note 2 to the company’s consolidated financial statements appearing elsewhere in this report.

	Year Ended December 31,
	2001	2002	2003 As Restated (2)	2004 As Restated (2)	2005 As Restated (2)
	(In thousands)
Net income	$9,050	$16,777	$21,080	$27,487	$2,251
Plus interest expense, net	3,850	7,782	3,560	3,064	2,606
Plus income taxes provision (benefit)	4,186	9,891	12,429	15,933	(2,019)
Plus depreciation and amortization	8,623	9,589	12,539	13,713	16,139

EBITDA	$25,709	$44,039	$49,608	$60,197	$18,977

(2)	See Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in this report.

Restatement

On January 26, 2007, the Audit Committee of the company’s Board of Directors concluded, based upon the recommendation of the company’s management that, to correct certain errors, the company should restate its financial results, including quarterly results, for its fiscal years ended December 31, 2003, 2004 and 2005 and its quarterly results for the first nine months of its fiscal year ended December 31, 2006. Accordingly, we have restated our financial statements to correct these errors, as described more fully in Note 2 of the consolidated financial statements in this Form 10-K/A. The restatement adjustments have the cumulative effect of increasing the company’s reported net income for fiscal 2003 through 2005 by $0.2 million. For the fiscal years ended December 31, 2003 and 2004, the company’s reported net income increased as a result of the restatement adjustments by $0.1 million and $0.3 million, respectively, or $0.00 and $0.02 per diluted share, respectively. For the fiscal year ended December 31, 2005, the company’s reported net income decreased as a result of the restatement by $0.2 million, or $0.02 per diluted share. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

The amendment also includes restated quarterly financial information in Note 14 to the consolidated financial statements with respect to the fiscal quarters ended March 31, 2004 and 2005, June 30, 2004 and 2005, September 30, 2004 and 2005 and December 31, 2004 and 2005.

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

In the last two years, the company has expanded its product offerings by introducing the Trex Accents™ and Trex Brasilia™ decking product lines and the new Trex Designer Series Railing™ product. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 51% of total gross sales in 2005. Sales of the Trex Brasilia™ product, which was introduced in the fourth quarter of 2004, accounted for approximately 7% of total gross sales in 2005. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on total revenue.

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

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the company historically has provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the company from time to time may offer price discounts on specified products and other incentives based on increases in distributor sales volumes as part of specific promotional programs.

There are no product return rights granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so. Product returns were not material to net sales in fiscal years 2003, 2004 or 2005.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Warranty costs have not been material during fiscal year 2003, 2004 or 2005. On some occasions, the company will voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. The company considers on a case-by-case basis each situation in which it may effect such a discretionary replacement or refund.

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

We have not yet determined the impact the adoption of SFAS No. 123R will have on our results of operations. The adoption of SFAS No. 123R is expected to result in compensation expense that will reduce our net income. The amount of the reduction in net income will depend on a number of factors, including the number of options granted, the vesting periods of options granted, our stock price and volatility, and employee exercise behaviors. For information about SFAS No. 123R, see note 3 to our consolidated financial statements appearing elsewhere in this report.

Critical Accounting Policies, Estimates and Risks and Uncertainties

Our significant accounting policies are described in note 3 to our consolidated financial statements appearing elsewhere in this report. Critical accounting policies include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Property, Plant and Equipment. At December 31, 2005, the company’s construction in process totaled approximately $24.5 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at the Winchester, Fernley and Olive Branch manufacturing sites and to construct plastic reprocessing equipment. The company currently expects that the production lines in process will be completed and put into service by mid-2007. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, the company compares the carrying values of its long-lived assets, including construction in process, against the estimated undiscounted cash flows relating to those assets. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

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

Contingencies and Other Liabilities. In July 2005, in anticipation of relocating its corporate headquarters to Dulles, Virginia, the company entered into a new lease agreement. The lease agreement provides for the initial occupancy of approximately 50,000 square feet of office space, which will increase during the lease term to approximately 75,000 square feet. The company has reconsidered its decision to relocate its corporate headquarters and has decided not to move the headquarters. Minimum payments under the lease over the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.7 million, $1.1 million, $1.5 million, $1.5 million and $1.6 million, respectively, and $19.8 million thereafter. The company is currently attempting to sublet the Dulles, Virginia office space. Based on current market conditions, the company estimates that the present value of the estimated future sublease rentals, net of transaction costs, will be greater than the company’s remaining minimum lease obligations under its lease agreement and, accordingly, has not recorded a loss related to the lease as of December 31, 2005.

The company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located were approximately 10% at December 31, 2005. Management believes that the rental rates in the company’s lease reflect the current market rates in the area. Anticipated delivery of a limited amount of new office space in the area over the next 12 months may cause vacancy rates and rental rates in the short term to remain at current levels. The inability to sublet the office space or unfavorable changes to key management’s assumptions used in the estimate of the future sublease income may result in charges in future periods.

The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2005. The company’s provisions for probable losses have not materially affected the company’s operating results in any annual period presented in this report.

Revenue Recognition. The company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the company’s manufacturing facilities. Pursuant to Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the company records all shipping and handling fees in net sales and records all of the related costs in cost of sales. The company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The company accounts for these programs as either reductions to sales or as selling, general and administrative expenses in accordance with EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The company classifies cash rebates as a reduction in revenue. Cash rebates are recorded in the period in which the related revenue is recognized. Sales incentives are accrued based upon estimates of the amounts that will be earned by customers. Cooperative advertising costs are classified in selling, general and administrative expenses and are accrued as the related advertising expenditures are incurred.

Valuation of Deferred Tax Assets. The company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2005, the company had a valuation allowance of $1.4 million related primarily to uncertainty regarding the recoverability of certain state tax credit carryforwards and incentives. The company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing taxable temporary differences, estimated future taxable income for each applicable state, and the expiration period of tax credit carryforwards, in determining the need for a valuation allowance. Based upon this analysis, management determined that it is more likely than not that certain state tax credit carryfowards will expire unused and, accordingly, recorded a valuation allowance for such credit carryforwards. It is possible that the facts underlying the company’s estimates and assumptions may not materialize in future periods, which may require the company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2003 As Restated (1)	2004 As Restated (1)	2005 As Restated (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.1	59.5	72.7

Gross profit	43.9	40.5	27.3
Selling, general and administrative expenses	24.5	22.2	26.3

Income from operations	19.4	18.3	1.0
Interest expense, net	1.9	1.2	0.9

Income before taxes and extraordinary item	17.5	17.1	0.1
Provision (benefit) for income taxes	6.5	6.3	(0.7)

Net income	11.0%	10.8%	0.8%

(1)	See Note 2 to the company’s consolidated financial statements appearing elsewhere in this report.

2005 Compared to 2004

Net Sales. Net sales increased 16.0% to $294.1 million in 2005 from $253.6 million in 2004. The increase in net sales was primarily attributable to an increase in price per unit and, to a lesser extent, a 3% growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in price per unit resulted from a price increase, effective on April 1, 2005, of 8% on decking and railing products and from increased sales of higher unit priced products. The company offered various sales incentives to its distributor customers during both 2004 and 2005. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2004 and 2005 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2004 early buy program included prompt payment discounts from 0.5% to 3.0% or extended payment terms from 30 to 90 days. The payment options provided in the 2005 early buy program included prompt payment discounts from 1.0% to 2.0% or extended payment terms from 45 to 90 days. In addition, in the fourth quarter of 2004, the company granted extended payment terms of up to 120 days on shipments in the fourth quarter to support new product introductions and to encourage distributors to start stocking inventory for the upcoming decking season. These incentives were not offered in the fourth quarter of 2005.

Gross Profit. Gross profit decreased 22.0% to $80.2 million in 2005 from $102.8 million in 2004. The decrease was primarily attributable to higher unit manufacturing costs, which resulted principally from the increased cost of raw materials, particularly PE material. Gross profit as a percentage of net sales, or gross margin, decreased to 27.3% in 2005 from 40.5% in 2004. The increased cost of PE material resulted in a decrease in gross margin of approximately 9.8% from 2004. Gross margin was also adversely affected by a decrease in production rates due to product quality initiatives and lower capacity utilization and the associated decrease in absorption of fixed manufacturing expenses which contributed to an 8.3% decrease in gross margin. At December 31, 2005, as part of its product quality initiatives, the company wrote down certain finished goods inventory by $0.8 million to the estimated market value. These initiatives also resulted in $0.7 million of incremental labor and packaging costs in 2005. In addition, the company separately wrote down $0.7 million of PE material and other raw materials to the estimated market value. During 2004, the company wrote down $0.1 million of finished goods inventory to the estimated market value. The negative effect of the foregoing factors on gross margin in 2005 was offset, in part, by the positive impact on gross margin of 7.6% from increased sales prices and increased sales of higher margin priced products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 37.3% to $77.4 million in 2005 from $56.4 million in 2004. The higher selling, general and administrative expenses resulted principally from increases of $7.6 million in sales and marketing costs, $6.6 million in corporate personnel expenses, $4.8 million in consumer relations expenses, $2.7 million in professional expenses and $2.0 million in hiring and relocation expenses. The increased sales and marketing costs consisted primarily of branding costs, which include expenses of promotion, advertising, public relations, sales literature, trade shows and cooperative advertising. Selling, general and administrative expenses in 2005 also included the write-off of $1.0 million in equipment that the company disposed of during 2005 in connection with the retooling of certain production lines. The increase in the foregoing components of selling, general and administrative expenses was partially offset by a decrease of $2.9 million in profit sharing and management bonus expenses, as a result of decreased profitability in 2005. Selling, general and administrative expenses as a percentage of net sales increased to 26.3% in 2005 from 22.2% in 2004.

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

Provision for Income Taxes. The provision for income taxes decreased to $(2.0) million in 2005 (net benefit) from $15.9 million in 2004 (net expense). The provision reflected a benefit of approximately 870.1% in 2005 compared to tax expense of approximately 36.7% in 2004. The change in the 2005 effective rate was primarily due to the impact of state taxes. For 2005, the tax provision consisted of federal tax expense of approximately $0.4 million, which was offset by a state tax benefit of $2.4 million. The state tax benefit resulted from the expansion of the company’s operations into Mississippi and the recognition of certain other state tax credits and incentives. At December 31, 2005 and 2004, the company had income tax refunds receivable of $8.2 million and $0.3 million, respectively. The increase in the income tax receivable resulted from the amendment of certain prior year tax returns and from the overpayment of taxes during early 2005 that resulted from lower than estimated taxable income.

2004 Compared to 2003

Net Sales. Net sales increased 32.8% to $253.6 million in 2004 from $191.0 million in 2003. The increase in net sales was primarily attributable to an 18% growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, to an increase in price per unit. The increase in price per unit resulted from a price increase, effective on May 1, 2004, of 5% on decking products and 9% on railing products and, to a lesser extent, from increased sales of higher unit priced products. The company offered sales incentives to its distributor customers during 2003 and 2004. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2004 included extended payment terms for purchases in the first four months of the year. The payment options provided in the 2004 early buy program included prompt payment discounts from 0.5% to 3.0% or extended payment terms from 30 to 90 days. The early buy program in 2003 included prompt payment discounts from 1.0% to 2.0%, but did not include an extended payment term option. In the 2003 and 2004 fourth quarters, the company granted extended payment terms of up to 90 days on shipments in the fourth quarter to distributors to support the introduction of new products. The company offered additional incentives in the 2004 fourth quarter to encourage distributors to start stocking inventory for the upcoming decking season. The incentives included extended payment terms of 120 days for shipments in December 2004.

Gross Profit. Gross profit increased 22.6% to $102.8 million in 2004 from $83.9 million in 2003. The increase was primarily attributable to the higher net sales volume, increased sale prices and increased sales of higher unit priced products. The effect of these factors was offset in part by higher unit manufacturing costs, which resulted from the increased cost of raw materials, including PE material and additives. Gross margin decreased to 40.5% in 2004 from 43.9% in 2003. The increased cost of raw materials contributed to a decrease in gross margin of approximately 5.9% from 2003. Gross margin was also adversely affected by a decrease in production rates due to product quality initiatives and the associated decrease in absorption of fixed manufacturing expenses, which contributed to a 2.7% decrease in gross margin. The negative effect of the foregoing factors on gross margin in 2004 was offset by the positive impact on gross margin of 6.3% from increased sales prices and increased sales of higher margin priced products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.3% to $56.4 million in 2004 from $46.8 million in 2003. The higher selling, general and administrative expenses resulted in part from increases of $4.2 million in corporate personnel expenses, $2.3 million in sales and marketing costs, $1.8 million in legal and professional expenses and $1.3 million in research and development expenses. The increased sales and marketing costs consisted primarily of branding costs, which include expenses of promotion, advertising, consumer relations, sales literature, trade shows and cooperative advertising. The increased legal and professional expenses resulted primarily from the settlement of class action litigation. Selling, general and administrative expenses as a percentage of net sales decreased to 22.2% in 2004 from 24.5% in 2003.

Interest Expense. Net interest expense decreased to $3.1 million in 2004 from $3.6 million in 2003. Increased interest income, resulting from higher cash balances, and an increase in the amount of interest capitalized on construction in process contributed to lower net interest expense in 2004. The company capitalized $1.3 million of interest in 2004 and $1.1 million of interest in 2003.

Provision for Income Taxes. The provision for income taxes increased to $15.9 million in 2004 from $12.4 million in 2003. The increase was primarily attributable to an increase in pretax income. The effective tax rate was approximately 36.7% in 2004 compared to approximately 37.1% in 2003. The decrease in the effective rate in 2004 related primarily to a decrease in non-deductible expenses.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The company’s cash provided by operating activities was $5.6 million in 2003, $45.3 million in 2004 and $11.2 million in 2005. In 2003, the effects on cash flows of a higher net sales volume were more than offset by increases in inventory levels and receivables. In 2004, the effects on cash flows of a higher net sales volume and increases in accounts payable and accrued expenses were offset, in part, by increases in receivables. In 2005, the effects on cash flows of a higher net sales volume and lower receivables were more than offset by lower profitability and an increase in inventories and income tax payments. Net income in 2005 decreased 91.8%, or $25.2 million, from 2004. Accounts receivable decreased $9.6 million from $22.0 million at December 31, 2004 to $12.4 million at December 31, 2005, compared to an increase of $16.1 million from $5.9 million at December 31, 2003 to $22.0 million at December 31, 2004. The reduced use of cash in 2005 to support accounts receivable was attributable to the effect of a higher than historical level of accounts receivable at December 31, 2004. The higher accounts receivable balance at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate new product introductions and to provide additional incentives to customers to meet early season demand. The company did not offer this type of program in the fourth quarter of 2005. The company’s total inventories, including raw materials and finished goods, increased $12.6 million from $44.3 million at December 31, 2004 to $56.9 million at December 31, 2005 compared to a decrease of $1.6 million from $45.9 million at December 31, 2003 to $44.3 million at December 31, 2004. Raw materials inventories increased $6.3 million from $11.8 million at December 31, 2004 to $18.1 million at December 31, 2005 compared to an increase of $2.1 million from $9.7 million at December 31, 2003 to $11.8 million at December 31, 2004. Finished goods inventories increased $6.2 million from $32.6 million at December 31, 2004 to $38.8 million at December 31, 2005 compared to a decrease of $3.6 million from $36.2 million at December 31, 2003 to $32.6 million at December 31, 2004. The company’s inventories increased in 2005 primarily as a result of production at the new Olive Branch manufacturing facility and the company’s expanded product offerings. Income tax receivables increased to $8.2 million at December 31, 2005 from $0.3 million at December 31, 2004 primarily due to the overpayment of income taxes during the first half of 2005. The company expects to receive refunds of such taxes in 2006.

The company’s cash used in investing activities totaled $17.7 million in 2003, $56.3 million in 2004 and $29.4 million in 2005 and primarily related to expenditures for the purchase of property, plant and equipment to support extension of the company’s manufacturing capacity, including its third manufacturing facility in Olive Branch, Mississippi in 2004 and 2005.

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

The company’s ability to make scheduled principal and interest payments on its real estate loans, senior notes and variable rate promissory note, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in the 2005 10-K under “Risk Factors.”

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

The amount shown for contractual obligations does not include amounts that the company is obligated to purchase under raw material supply contracts. The waste wood and PE material supply contracts generally provide that the company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. For information about these contractual cash obligations, see notes 7, 9 and 12 to the company’s consolidated financial statements appearing elsewhere in this report.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$766	$766	$—	$—	—

Total commercial commitments	$766	$766	$—	$—	—

The company does not have off-balance sheet financing arrangements other than its operating leases and letters of credit.

Capital Requirements. The company made capital expenditures of $17.0 million in 2003, $34.1 million in 2004 and $49.9 million in 2005, primarily to expand its manufacturing capacity. The company currently estimates that its capital requirements in 2006 will total approximately $20 to $30 million. Capital expenditures in 2006 are expected to be used to make process and productivity improvements, and to increase capacity at the company’s three existing manufacturing sites. The company expects that it will continue to make significant capital expenditures in 2007 and subsequent years to meet an anticipated increase in the demand for Trex.

As of December 31, 2005, the company had a total of approximately $1.4 million of cash and cash equivalents. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures will likely be required to expand the production capabilities of the company’s manufacturing sites to provide increased capacity to meet the company’s expected growth in demand for its products. The amount and timing of these investments will depend on the anticipated demand for Trex, the production obtained from its existing sites, the availability of funds and other factors. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company funded its aggregate capital expenditures of $101.0 million for the three-year period ended December 31, 2005 from a combination of cash flow from operations and proceeds from financing activities, including borrowings under various loan and revolving credit facilities. The company currently expects that it will fund its future capital expenditures primarily with cash from operations and with borrowings under its revolving credit facility and other bank financing arrangements. As of the date of this report, the company had no commitment for any such other financing arrangements. The company also may determine that it is necessary or desirable to obtain financing for such requirements through the issuance of debt or equity securities. Any such debt financing would increase the company’s level of indebtedness, while any such equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages 19 through 41 are incorporated by reference in this Item 8 and are filed as part of this report.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management identified a material weakness (as defined by the Public Company Accounting Oversight Board) as of December 31, 2005.

At December 31, 2005, the Company did not have a sufficient complement of personnel with knowledge of and experience in the Company’s financial reporting processes or with adequate technical expertise in the application of U.S. generally accepted accounting principles and in resolving non-routine or complex accounting matters. As a result, the review of the accounting for certain transactions and the reconciliation of certain accounts was not appropriately completed on a timely basis, which resulted in errors in the recording of certain expenses (including cost of sales, selling, general and administrative expenses, and interest expense) and the related accounts payable and accrued expenses, errors in recording cash disbursements, errors in accounts receivable and inventory valuation, errors in cost capitalization and the related depreciation, and errors in income taxes as well as errors in the preparation of financial statement disclosures. As further described in Notes 2 and 14 to the consolidated financial statements, these errors resulted in the restatement of the Company’s financial statements for the years ended December 31, 2003, 2004 and 2005, including the interim financial statements for these periods. This control deficiency could also result in other errors that would result in a material misstatement to the annual or interim consolidated financial statements. Management has concluded that this control deficiency constitutes a material weakness. Accordingly, management has determined that, because of this material weakness, the Company did not maintain effective internal control over financial reporting as of December 31, 2005 based on the criteria specified in the COSO Framework.

Ernst & Young LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this report, has issued a report on management’s assessment of the effectiveness and on the Company’s internal control over financial reporting, which is included in this report.

TREX COMPANY, INC.

March 6, 2007	By:	/s/ ANTHONY J. CAVANNA
Anthony J. Cavanna Chairman and Chief Executive Officer (Principal Executive Officer)

March 6, 2007	By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

In 2005, we experienced a number of challenging business issues, including those related to the opening of a new manufacturing facility, new product introductions, turnover in accounting, finance and information technology personnel, and a contemplated relocation of our corporate headquarters. As a result, for certain periods of time we did not have a sufficient complement of qualified staff to ensure that our financial statement close processes resulted in reported results that were complete and accurate. During the fourth quarter of 2005, we added members to our accounting, finance and information technology staff and implemented additional levels of review in our financial statement close processes to begin to address these challenges.

In 2006 and into 2007, we added additional accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in 2006 of additional errors related to prior periods that led to management’s determination that restatement of the prior period financial statements was warranted. Accordingly, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 remains unchanged. Management has not yet evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006. Our internal control over financial reporting will also be subject to testing by our independent registered public accounting firm. There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness described above. We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, Trex lacked a sufficient complement of personnel with knowledge of and experience in the Company’s financial reporting processes or with adequate technical expertise in the application of U.S. generally accepted accounting principles and in resolving non-routine or complex accounting matters. As a result, management’s review of the accounting for certain transactions and of the reconciliation of certain accounts was not appropriately completed on a timely basis, which resulted in errors in the recording of expenses (including cost of sales, selling, general and administrative expenses, and interest expense) and the related accounts payable and accrued expenses, errors in accounts receivable and inventory valuation, errors in cost capitalization and the related depreciation, and errors in income taxes as well as errors in the preparation of financial statement disclosures. These errors resulted in a number of post-closing adjustments to the 2005 consolidated financial statements. During 2006, additional errors in prior period financial statements attributable to the recording of expenses (including cost of sales, selling, general and administrative expenses, and interest expense) and the related accounts payable and accrued expenses, the recording of cash disbursements, and errors in inventory valuation were identified. The combination of these additional errors with the previously identified errors resulted in the restatement of the Company’s financial statements for the years ended December 31, 2003, 2004 and 2005, including the interim financial statements for these periods.

Until this deficiency is remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006 (except with respect to the matters discussed in Note 2, as to which the date is March 6, 2007) on those financial statements.

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

/S/ ERNST & YOUNG LLP

McLean, Virginia
March 14, 2006 (except with respect to the expanded description of the effects of the material weakness in internal control over financial reporting, as to which the date is March 6, 2007)

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following restated consolidated financial statements of the company appear on pages 19 through 40 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.2	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Separation Agreement and Mutual General Release, dated as of October 19, 2005, by and between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2005 and incorporated herein by reference.

10.13	Release and Severance Agreement, dated as of March 6, 2006, by and between Trex Company, Inc. and Philip J. Pifer. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated herein by reference.

10.14	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.15	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.16	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.17	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.18	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among the Note holders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.20	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.21	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.22	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.23	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.24	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.25	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.26	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.27	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.28	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.30	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.31	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.32	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.33	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.34	Deed of Lease, dated as of July 27, 2005, between Trex Company, Inc. and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with this Form 10-K/A.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed with this Form 10-K/A.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed with this Form 10-K/A.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed with this Form 10-K/A.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2004 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trex Company, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 (except with respect to the expanded description of the effects of the material weakness in internal control over financial reporting, as to which the date is March 6, 2007) expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 14, 2006 (except with respect to the matters discussed in Note 2,

as to which the date is March 6, 2007)

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,967	$1,395
Restricted cash	20,959	—
Accounts receivable (net of allowance for doubtful accounts of $0.3 million and $0.6 million in 2004 and 2005, respectively)	21,964	12,364
Inventories	44,357	56,931
Prepaid expenses and other assets	4,162	3,750
Income taxes receivable	252	8,200
Deferred income taxes	2,975	1,711

Total current assets	118,636	84,351

Property, plant and equipment, net	158,313	191,083
Goodwill	6,837	6,837
Debt-related derivatives	—	292
Other assets	2,986	3,151

Total Assets	$286,772	$285,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,880	$13,675
Accrued expenses	14,914	17,514
Line of credit	—	4,070
Current portion of long-term debt	8,932	9,031

Total current liabilities	39,726	44,290
Deferred income taxes	15,808	15,158
Debt-related derivatives	1,736	1,053
Long-term debt	69,565	60,505

Total Liabilities	126,835	121,006

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,843,820 and 14,889,674 shares issued and outstanding at December 31, 2004 and 2005, respectively	148	149
Additional paid-in capital	60,182	61,901
Deferred compensation	(1,259)	(1,076)
Accumulated other comprehensive loss	(1,098)	(481)
Retained earnings	101,964	104,215

Total Stockholders’ Equity	159,937	164,708

Total Liabilities and Stockholders’ Equity	$286,772	$285,714

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
	(In thousands, except share and per share data)
Net sales	$191,008	$253,628	$294,133
Cost of sales	107,110	150,793	213,897

Gross profit	83,898	102,835	80,236
Selling, general, and administrative expenses	46,829	56,351	77,398

Income from operations	37,069	46,484	2,838
Interest income	327	581	524
Interest expense	(3,887)	(3,645)	(3,130)

Income before provision for income taxes	33,509	43,420	232
Provision (benefit) for income taxes	12,429	15,933	(2,019)

Net income	$21,080	$27,487	$2,251

Basic earnings per common share	$1.45	$1.88	$0.15

Basic weighted average common shares outstanding	14,522,092	14,636,959	14,769,799

Diluted earnings per common share	$1.43	$1.85	$0.15

Diluted weighted average common shares outstanding	14,727,838	14,834,718	14,879,661

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2002	14,297,711	$143	$49,354	$(2,400)	$(1,719)	$53,397	$98,775
Comprehensive income:
Net income, as restated (See Note 2)	—	—	—	—	—	21,080	21,080
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(193)	—	(193)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	525	—	525

Total comprehensive income							21,412
Employee stock purchase and option plans	50,741	—	933	—	—	—	933
Tax benefit of stock options	—	—	338	—	—	—	338
Exercise of warrant	353,779	4	5,264	—	—	—	5,268

Amortization of deferred compensation	—	—	—	571	—	—	571

Balance, December 31, 2003 as Restated (See Note 2)	14,702,231	147	55,889	(1,829)	(1,387)	74,477	127,297

Comprehensive income:
Net income, as restated (See Note 2)	—	—	—	—	—	27,487	27,487
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(199)	—	(199)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	488	—	488

Total comprehensive income	—	—	—	—	—	—	27,776
Employee stock purchase and option plans	141,589	1	3,290	—	—	—	3,291
Tax benefit of stock options	—	—	1,003	—	—	—	1,003
Amortization of deferred compensation	—	—	—	570	—	—	570

Balance, December 31, 2004 as Restated (See Note 2)	14,843,820	148	60,182	(1,259)	(1,098)	101,964	159,937

Comprehensive income:
Net income, as restated (See Note 2)	—	—	—	—	—	2,251	2,251
Unrealized losses on interest rate swaps, net of tax	—	—	—	—	(49)	—	(49)
Derivative loss reclassified to earnings, net of tax	—	—	—	—	666	—	666

Total comprehensive income	—	—	—	—	—	—	2,868
Employee stock purchase and option plans	47,120	1	1,201	—	—	—	1,202
Tax benefit of stock options and restricted stock	—	—	419	—	—	—	419
Restricted stock awards (grants, net of forfeitures)	17,312	—	842	(842)	—	—	—
Repurchases of common stock	(18,578)	—	(743)	—	—	—	(743)
Amortization of deferred compensation	—	—	—	1,025	—	—	1,025

Balance, December 31, 2005 as Restated (See Note 2)	14,889,674	$149	$61,901	$(1,076)	$(481)	$104,215	$164,708

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
	(In thousands)
Operating Activities
Net income	$21,080	$27,487	$2,251
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes and other	3,120	1,651	256
Tax benefit of stock options and restricted stock	338	1,003	419
Equity method losses	125	42	7
Amortization of deferred compensation and financing costs	902	945	1,310
Depreciation and amortization	12,539	13,713	16,139
Loss on disposal of property, plant and equipment	26	80	967
Changes in operating assets and liabilities:
Accounts receivable	(4,989)	(16,135)	9,600
Inventories	(23,521)	1,593	(12,574)
Prepaid expenses and other assets	(172)	(2,263)	412
Accounts payable	(749)	10,298	(2,205)
Accrued expenses	(3,221)	7,160	2,600
Income taxes receivable	139	(309)	(7,948)

Net cash provided by operating activities	5,617	45,265	11,234

Investing Activities
Investment in Denplax	(691)	(44)	(35)
Loans to Denplax	—	(1,250)	(422)
Restricted cash	—	(20,959)	20,959
Expenditures for property, plant and equipment	(17,036)	(34,066)	(49,876)

Net cash used in investing activities	(17,727)	(56,319)	(29,374)

Financing Activities
Financing costs	—	(553)	—
Borrowings under mortgages and notes	—	25,000	—
Principal payments under mortgages and notes	(822)	(879)	(8,961)
Borrowings under line of credit	420	1,546	24,286
Principal payments under line of credit	(420)	(1,546)	(20,216)
Repurchase of common stock	—	—	(743)
Proceeds from employee stock purchase and option plans	933	3,291	1,202
Proceeds from exercise of warrant	5,268	—	—

Net cash provided by (used in) financing activities	5,379	26,859	(4,432)

Net increase (decrease) in cash and cash equivalents	(6,731)	15,805	(22,572)
Cash and cash equivalents at beginning of year	14,893	8,162	23,967

Cash and cash equivalents at end of year	$8,162	$23,967	$1,395

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,572	$4,523	$4,873
Cash paid for income taxes	$9,322	$13,085	$7,852

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

2. RESTATEMENT

On January 26, 2007, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management that, to correct certain errors, the Company should restate its financial results, including quarterly results, for its fiscal years ended December 31, 2003, 2004 and 2005.

The restatements reflect the correction of errors related to the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors included the following:

(a)	Errors related to improperly recording the receipt of goods and services, which resulted from the recording of expenses, inventory and fixed assets at the time of receipt of the goods or services and again at the time the related invoice was received. These errors caused an overstatement of accounts payable, accrued expenses, property, plant and equipment, cost of sales and selling, general and administrative expenses.

(b)	Errors related to the timing of recording certain liabilities, which resulted from the failure to accrue accounts payable related to the purchase of raw materials at the time of receipt of the materials from one vendor that caused an understatement of accounts payable, inventory and cost of sales.

(c)	Errors related to improperly recording cash disbursements, which resulted from recording certain wire transfers in the incorrect period and not appropriately recording certain void checks. These errors caused a net overstatement of cash and a net understatement of cost of sales and selling, general and administrative expenses.

(d)	An error in the valuation of raw material inventory, which resulted from the miscalculation of the quantity of raw material inventory on hand that caused an understatement of inventory and an overstatement of cost of sales.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheets as of December 31, 2004 and 2005 and consolidated statements of operations and consolidated statement of cash flows for the years ended December 31, 2003, 2004 and 2005.

CONSOLIDATED BALANCE SHEETS

December 31, 2004

(In thousands)

	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$23,925	$42	$23,967
Income taxes receivable	497	(245)	252
Total current assets	118,839	(203)	118,636
Property, plant and equipment, net	158,389	(76)	158,313
Total Assets	287,051	(279)	286,772
Accounts payable	16,392	(512)	15,880
Accrued expenses	15,104	(190)	14,914
Total current liabilities	40,428	(702)	39,726
Total Liabilities	127,537	(702)	126,835
Retained earnings	101,541	423	101,964
Total Stockholders’ Equity	159,514	423	159,937
Total Liabilities and Stockholders’ Equity	$287,051	$(279)	$286,772

CONSOLIDATED BALANCE SHEETS

December 31, 2005

(In thousands)

	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$1,931	$(536)	$1,395
Inventories	56,726	205	56,931
Income taxes receivable	8,297	(97)	8,200
Total current assets	84,779	(428)	84,351
Property, plant and equipment, net	191,210	(127)	191,083
Total Assets	286,269	(555)	285,714
Accounts payable	14,405	(730)	13,675
Total current liabilities	45,020	(730)	44,290
Total Liabilities	121,736	(730)	121,006
Retained earnings	104,040	175	104,215
Total Stockholders’ Equity	164,533	175	164,708
Total Liabilities and Stockholders’ Equity	$286,269	$(555)	$285,714

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2003

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$107,246	$(136)	$107,110
Gross profit	83,762	136	83,898
Selling, general and administrative expenses	46,837	(8)	46,829
Income from operations	36,925	144	37,069
Income before provision for income taxes	33,365	144	33,509
Provision for income taxes	12,376	53	12,429
Net income	20,989	91	21,080

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2004

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$151,286	$(493)	$150,793
Gross profit	102,342	493	102,835
Selling, general and administrative expenses	56,382	(31)	56,351
Income from operations	45,960	524	46,484
Income before provision for income taxes	42,896	524	43,420
Provision for income taxes	15,741	192	15,933
Net income	27,155	332	27,487
Basic earnings per share	1.86	0.02	1.88
Diluted earnings per share	$1.83	$0.02	$1.85

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$213,904	$(7)	$213,897
Gross profit	80,229	7	80,236
Selling, general and administrative expenses	76,989	409	77,398
Income from operations	3,240	(402)	2,838
Interest expense, net	2,612	(6)	2,606
Income before provision for income taxes	628	(396)	232
Provision (benefit) for income taxes	(1,871)	(148)	(2,019)
Net income	2,499	(248)	2,251
Basic earnings per share	0.17	(0.02)	0.15
Diluted earnings per share	$0.17	$(0.02)	$0.15

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2003

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$20,989	$91	$21,080
Changes in operating assets and liabilities:
Accounts payable	(597)	(152)	(749)
Accrued expenses	(3,218)	(3)	(3,221)
Income taxes receivable	86	53	139
Net cash provided by operating activities	5,628	(11)	5,617

Investing activities
Expenditures for property, plant and equipment	(17,058)	22	(17,036)
Net cash used in investing activities	(17,749)	22	(17,727)

Net increase (decrease) in cash and cash equivalents	(6,742)	11	(6,731)
Cash and cash equivalents at end of year	$8,151	$11	$8,162

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2004

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$27,155	$332	$27,487
Changes in operating assets and liabilities:
Accounts payable	10,658	(360)	10,298
Accrued expenses	7,347	(187)	7,160
Income taxes receivable	(501)	192	(309)
Net cash provided by operating activities	45,288	(23)	45,265

Investing activities
Expenditures for property, plant and equipment	(34,120)	54	(34,066)
Net cash used in investing activities	(56,373)	54	(56,319)

Net increase (decrease) in cash and cash equivalents	15,774	31	15,805
Cash and cash equivalents at beginning of year	8,151	11	8,162
Cash and cash equivalents at end of year	$23,925	$42	$23,967

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$2,499	$(248)	$2,251
Changes in operating assets and liabilities:
Inventories	(12,369)	(205)	(12,574)
Accounts payable	(1,987)	(218)	(2,205)
Accrued expenses	2,410	190	2,600
Income taxes receivable	(7,800)	(148)	(7,948)
Net cash provided by operating activities	11,863	(629)	11,234

Investing activities
Expenditures for property, plant and equipment	(49,927)	51	(49,876)
Net cash used in investing activities	(29,425)	51	(29,374)

Net increase (decrease) in cash and cash equivalents	(21,994)	(578)	(22,572)
Cash and cash equivalents at beginning of year	23,925	42	23,967
Cash and cash equivalents at end of year	$1,931	$(536)	$1,395

See Note 14 for the impact of the restatement on quarterly financial information for the years ended December 31, 2004 and 2005.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the years ended December 31, 2003, 2004 and 2005, sales from certain customers accounted for 10% or more of the Company’s total gross sales. For the year ended December 31, 2003, the Company’s four significant customers represented 23%, 17%, 16% and 10%, respectively, of the Company’s gross sales. For the year ended December 31, 2004, the Company’s three significant customers represented 25%, 17% and 15%, respectively, of the Company’s gross sales. For the year ended December 31, 2005, the Company’s three significant customers represented 22%, 18% and 15%, respectively. As of December 31, 2004, three customers represented 29%, 24% and 18%, respectively, of the Company’s accounts receivable balance. As of December 31, 2005, three customers represented 30%, 21% and 12%, respectively, of the Company’s accounts receivable balance.

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

Revenue Recognition

The Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the Company’s manufacturing facilities. The Company does not grant contractual product return rights to its customers other than pursuant to its product warranty. Product returns have not been material and, consequently, the Company does not maintain an allowance for product returns. Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The Company accounts for these programs in accordance with EITF Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company classifies cash rebates and sales incentives as a reduction in revenue. Cash rebates are recorded in the period in which the related revenue is recognized. Sales incentives are accrued based upon estimates of the amounts that will be earned by customers. Cooperative advertising costs are classified in selling, general and administrative expenses and are accrued as the related advertising expenditures are incurred.

The Company warrants certain attributes of its products. The Company has recorded a provision for estimated warranty and related costs, none of which has been material to the consolidated financial statements, in the period in which the sale is recorded.

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

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
Net income, as reported	$21,080	$27,487	$2,251
Deduct: Additional stock-based compensation expense determined under fair value based method, net of related tax effects	$(1,556)	$(1,235)	$(4,273)

Pro forma net income	$19,524	$26,252	$(2,022)
Earnings per share:
Basic-as reported	$1.45	$1.88	$0.15
Basic-pro forma	$1.34	$1.79	$(0.14)
Diluted-as reported	$1.43	$1.85	$0.15
Diluted-pro forma	$1.33	$1.77	$(0.14)

In accordance with SFAS No. 123, the fair value was estimated at the grant date using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2004 and 2005: risk-free interest rates ranging from 3% to 5%; no dividends; expected life of the options of approximately five years; and volatility ranging from 35% to 81%.

In December 2005, the Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each outstanding otherwise unvested stock option that had an exercise price greater than $25.92. The acceleration was effective as of December 19, 2005. The acceleration applied to 247,898 stock option awards from 2002 through 2005. Because the accelerated options each had an exercise price in excess of the current market value of the common stock based on the closing price of $25.92 per share reported on the New York Stock Exchange on December 19, 2005, the Company did not record any incremental compensation expense under the intrinsic value method. The acceleration will minimize certain future compensation expense that the Company would otherwise have recognized in its consolidated statement of operations with respect to those options pursuant to SFAS No. 123R, as discussed below in this Note 3. Future expense related to options granted as of December 31, 2005 under SFAS No. 123R of approximately $2.6 million was eliminated as a result of the accelerated vesting.

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

Investment in Denplax

During 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Company adopted the Interpretation during the first quarter of 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to 27,200 metric tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2003, 2004 and 2005, the Company purchased 18,393 metric tons for approximately $3.8 million, 14,424 metric tons for approximately $3.2 million, and approximately 13,275 metric tons for approximately $2.8 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. During the years ended December 31, 2004 and 2005, the Company made additional investments in Denplax of approximately $44,000 and $35,000, respectively. The carrying value of the Company’s investment in Denplax was approximately $0.8 million at December 31, 2004 and 2005. In addition, under a revolving line of credit financing arrangement that matures on December 31, 2006 and bears interest at an annual rate of 4%, the Company had loaned Denplax approximately $1.2 million and $1.7 million at December 31, 2004 and 2005, respectively. At December 31, 2005, the Company had also prepaid $0.3 million for purchases in route from Denplax.

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

As allowed by SFAS No. 123R, the Company may elect to adopt the standard using either the modified prospective method, which applies the statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or the modified retrospective method, which can apply the statement either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of adoption it will use. Note 3 under “Stock-Based Compensation” above illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-

pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

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

4. INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
Finished goods	$32,564	$38,779
Raw materials	11,793	18,152

	$44,357	$56,931

At December 31, 2004 and 2005, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $10.7 million and $24.7 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
Building and improvements	$36,466	$49,104
Machinery and equipment	121,901	164,523
Furniture and equipment	2,247	2,254
Forklifts and tractors	3,846	3,874
Computer equipment	5,913	7,859
Construction in process	36,844	24,473
Land	8,857	8,857

	216,074	260,944
Accumulated depreciation	(57,761)	(69,861)

	$158,313	$191,083

The Company had construction in process as of December 31, 2005 of approximately $24.5 million. The Company expects that the construction in process will be completed and put into service by mid-2007.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2004 As Restated (See Note 2)	2005
Accrued sales and marketing costs	$3,442	$4,181
Accrued compensation and benefits	5,404	4,552
Accrued manufacturing expenses	1,047	1,854
Accrued professional and legal costs	1,954	686
Accrued freight	785	661
Deferred rent	439	488
Accrued interest	191	349
Other	1,652	4,743

Total	$14,914	$17,514

7. DEBT

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

8. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
Numerator:
Net income	$21,080	$27,487	$2,251

Denominator:
Basic weighted average shares outstanding	14,522,092	14,636,959	14,769,799
Effect of dilutive securities:
Stock options	117,127	108,828	50,532
Warrants	18,904	—	—
Restricted stock	69,715	88,931	59,330

Diluted weighted average shares outstanding	14,727,838	14,834,718	14,879,661

Basic earnings per share	$1.45	$1.88	$0.15

Diluted earnings per share	$1.43	$1.85	$0.15

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

9. LEASES

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

In July 2005, in anticipation of relocating its corporate headquarters to Dulles, Virginia, the Company entered into a new lease agreement. The lease agreement provides for the initial occupancy of approximately 50,000 square feet of office space, which will increase during the lease term to approximately 75,000 square feet. The company has reconsidered its decision to relocate its corporate headquarters and has decided not to move the headquarters. Minimum payments under the lease over the years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.7 million, $1.1 million, $1.5 million, $1.5 million and $1.6 million, respectively, and $19.8 million thereafter. The Company is currently attempting to sublet the Dulles, Virginia office space. Based on current market conditions, the Company estimates that the present value of the estimated future sublease rentals, net of transaction costs, will be greater than the Company’s remaining minimum lease obligations under the lease agreement and, accordingly, has not recorded a loss related to the lease as of December 31, 2005.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located were approximately 10% at December 31, 2005. Management believes that the rental rates in the Company’s lease reflect the current market rates in the area. Anticipated delivery of a limited amount of new office space in the area over the next 12 months may cause vacancy rates and rental rates in the short term to remain at current levels. The inability to sublet the office space or unfavorable changes to key management’s assumptions used in the estimate of the future sublease income may result in charges in future periods.

10. EMPLOYEE BENEFIT PLANS

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

11. INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
Federal income taxes (benefit)
Current	$8,804	$13,411	$634
Deferred	2,832	1,493	(263)
State income taxes (benefit)
Current	505	871	(1,070)
Deferred	288	158	(1,320)

Total provision (benefit)	$12,429	$15,933	$(2,019)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate of 35% to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2003 As Restated (See Note 2)	2004 As Restated (See Note 2)	2005 As Restated (See Note 2)
U.S. federal statutory taxes	$11,728	$15,197	$81
State and local taxes, net of U.S. federal benefit	581	659	(709)
State tax credits	—	—	(2,571)
Research and development credit	—	—	(204)
Permanent differences	69	77	108
Increase in valuation allowance	—	—	1,354
Other	51	—	(78)

	$12,429	$15,933	$(2,019)

Deferred tax assets and liabilities as of December 31, 2004 and 2005 consist of the following (in thousands):

	As of December 31,
	2004	2005
Deferred tax assets:
Accruals not currently deductible and other	$4,038	$4,111
State tax credit carryforwards	—	2,571
Valuation allowance	—	(1,354)

	$4,038	$5,328
Deferred tax liabilities:
Depreciation and other	$(16,871)	$(18,775)

Net deferred tax liability	$(12,833)	$(13,447)

The net current deferred tax asset was $3.0 million and $1.7 million as of December 31, 2004 and 2005, respectively. The net long-term deferred tax liability was $15.8 million and $15.2 million as of December 31, 2004 and 2005, respectively.

The valuation allowance as of December 31, 2005 of $1.4 million is attributable to the uncertainty related to the realizability of certain state tax credit carryforwards. Such state tax credits totaled $2.6 million at December 31, 2005 and begin expiring in the year ending December 31, 2008. The Company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing taxable temporary differences, estimated future taxable income for each applicable state, and the expiration period of tax credit carryforwards, in determining the need for a valuation allowance. Based upon this analysis, management determined that it is more likely than not that certain state tax credit carryfowards will expire unused and, accordingly, recorded a valuation allowance for such credit carryforwards.

The Company operates in multiple tax jurisdictions and its tax returns are subject to audit by various taxing authorities. The Company believes that adequate provisions have been made for all tax returns subject to audit.

12. COMMITMENTS AND CONTINGENCIES

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

13. RELATED PARTY TRANSACTIONS

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

14. INTERIM FINANCIAL DATA (Unaudited)

In addition to the errors described in Note 2 that affected the annual and interim financial statements for 2004 and 2005, the restatements also reflect the correction of certain errors that affected only interim financial statements in 2005. These errors included the following:

(a)	Errors related to the timing of cost capitalization as a result of which costs associated with the Company’s new manufacturing facility and the implementation of a new software system were erroneously expensed as incurred rather than capitalized. These errors caused an understatement of property, plant and equipment and an overstatement of selling, general and administrative expenses in the period the costs were incurred.

(b)	Errors related to the calculation of depreciation and capitalized interest resulting primarily from the delay in transferring assets that had been placed in service from construction in process which caused a delay in the commencement of depreciation and cessation of capitalization of interest. These errors caused an overstatement of net property, plant and equipment and an understatement of cost of sales, selling, general and administrative expenses, and interest expense beginning in the period the assets were placed in service.

(c)	An error in the calculation of the allowance for doubtful accounts, which resulted from the exclusion of certain customer balances and the inclusion of customer credit balances in the accounts receivable balances used in the calculation that caused an overstatement of net accounts receivable and an understatement of selling, general and administrative expenses in the period the costs were incurred.

(d)	An error in the calculation of a miscellaneous amount receivable from a service provider that caused an understatement of accrued expenses and an understatement of selling, general and administrative expenses in the period in which the receivable was recorded.

The following tables illustrate selected quarterly financial data for the years ended December 31, 2004 and 2005. The Company’s quarterly financial data have been restated. See Note 2 for additional information about the restatements.

(In thousands, except share and per share data)

2004	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$76,257	$76,257	$83,407	$83,407	$64,350	$64,350	$29,614	$29,614
Cost of sales	46,274	46,140	46,425	46,344	39,667	39,511	18,920	18,798

Gross profit	29,983	30,117	36,982	37,063	24,683	24,839	10,694	10,816
Selling, general and administrative expenses	14,139	14,136	18,528	18,528	12,947	12,938	10,768	10,749

Income (loss) from operations	15,844	15,981	18,454	18,535	11,736	11,901	(74)	67
Interest expense, net	974	974	935	935	640	640	515	515

Income (loss) before provision for income taxes	14,870	15,007	17,519	17,600	11,096	11,261	(589)	(448)

Provision (benefit) for income taxes	5,533	5,583	6,451	6,481	3,995	4,056	(238)	(187)

Net income (loss)	$9,337	$9,424	$11,068	$11,119	$7,101	$7,205	$(351)	$(261)

Basic earnings (loss) per common share	$0.64	$0.65	$0.76	$0.76	$0.48	$0.49	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	14,587,853	14,587,853	14,598,435	14,598,435	14,654,891	14,654,891	14,705,706	14,705,706

Diluted earnings (loss) per common share	$0.63	$0.64	$0.75	$0.75	$0.48	$0.48	$(0.02)	$(0.02)

Diluted weighted average common shares outstanding	14,751,621	14,751,621	14,771,024	14,771,024	14,856,343	14,856,343	14,705,706	14,705,706

(In thousands, except share and per share data)

2005	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net sales	$89,904	$89,904	$82,865	$82,865	$77,371	$77,371	$43,993	$43,993
Cost of sales	56,568	56,383	59,992	59,452	53,035	52,933	44,309	45,129

Gross profit (loss)	33,336	33,521	22,873	23,413	24,336	24,438	(316)	(1,136)
Selling, general and administrative expenses	19,416	19,260	25,025	24,876	16,967	17,037	15,474	16,118

Income (loss) from operations	13,920	14,261	(2,152)	(1,463)	7,369	7,401	(15,790)	(17,254)
Interest expense, net	756	756	720	720	313	476	930	761
Income (loss) before provision for income taxes	13,164	13,505	(2,872)	(2,183)	7,056	6,925	(16,720)	(18,015)

Provision (benefit) for income taxes	4,760	4,887	(1,858)	(1,602)	1,891	1,842	(6,664)	(7,146)

Net income (loss)	$8,404	$8,618	$(1,014)	$(581)	$5,165	$5,083	$(10,056)	$(10,869)

Basic earnings (loss) per common share	$0.57	$0.58	$(0.07)	$(0.04)	$0.35	$0.34	$(0.68)	$(0.73)

Basic weighted average common shares outstanding	14,731,889	14,731,889	14,772,498	14,772,498	14,782,888	14,782,888	14,791,975	14,791,975

Diluted earnings (loss) per common share	$0.56	$0.58	$(0.07)	$(0.04)	$0.35	$0.34	$(0.68)	$(0.73)

Diluted weighted average common shares outstanding	14,921,705	14,921,705	14,772,498	14,772,498	14,847,519	14,847,519	14,791,975	14,791,975

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.
By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: March 6, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.1 to the Company’s Quarterly Report Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.2	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Separation Agreement and Mutual General Release, dated as of October 19, 2005, by and between Trex Company, Inc. and Robert G. Matheny. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 21, 2005 and incorporated herein by reference.

10.13	Release and Severance Agreement, dated as of March 6, 2006, by and between Trex Company, Inc. and Philip J. Pifer. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated herein by reference.

1

Exhibit Number	Exhibit Description

10.14	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.15	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.16	Note Purchase Agreement, dated as of June 19, 2002, by and among Trex Company, Inc., TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.17	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.18	Security Agreement, dated as of June 19, 2002, by and among TREX Company, LLC, Trex Company, Inc. and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	Intercreditor and Collateral Agency Agreement, dated as of June 19, 2002, by and among the Note holders named in Schedule I therein, Branch Banking and Trust Company of Virginia, and Branch Banking and Trust Company of Virginia, as collateral agent. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.20	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.21	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.22	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.23	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.24	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.25	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.26	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

2

Exhibit Number	Exhibit Description

10.27	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.28	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.30	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.31	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.32	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.33	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.34	Deed of Lease, dated as of July 27, 2005, between Trex Company, Inc. and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with this Form 10-K/A.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed with this Form 10-K/A.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed with this Form 10-K/A.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed with this Form 10-K/A.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

3