Form 10-Q/A
period 2006-03-31
TREX CO INC
filed 2007-03-19
CIK 1069878

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT

Why we are filing this Amendment to our Form 10-Q

We are filing this amendment to the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (the “Original Filing”) of Trex Company, Inc. (the “Company”) to restate the Company’s consolidated financial statements and related disclosures in order to correct errors in the recording of certain expenses in cost of sales, and selling, general and administrative expenses. The errors related to the improper recording of the receipt of goods and services, the timing of cost capitalization, the calculation of depreciation, the timing of recording certain liabilities, the improper recording of cash disbursements and the valuation of raw material inventory.

This amendment includes the Company’s restated consolidated balance sheet as of March 31, 2006 and its restated statements of operations and cash flows for the three months ended March 31, 2005 and March 31, 2006. The financial information as of December 31, 2005 and for the three months ended March 31, 2005 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”). The Company does not intend to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005.

The restatement adjustments had the effect of decreasing the Company’s reported net income for the fiscal quarter ended March 31, 2006 by $0.2 million, or $0.02 per diluted share.

Amended Items of Form 10-Q

We are amending the following items of the Original Filing:

Part I	Item 1	Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4	Controls and Procedures

Part II	Item 6	Exhibits

All information not affected by the restatement is unchanged

We have not changed any information included in the Original Filing that is not affected by the restatement. Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the Securities and Exchange Commission on May 10, 2006. We have not taken into account any other events occurring after we filed the Original Filing that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. We are also filing amendments to our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2006 and September 30, 2006. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read our amendments to those Quarterly Reports on Form 10-Q/A and all other filings we have made with the Securities and Exchange Commission since May 10, 2006, including the Amended 2005 10-K.

i

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005 As Restated (See Note 2)	March 31, 2006 As Restated (See Note 2)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,395	$923
Accounts receivable, net	12,364	53,647
Inventories	56,931	49,648
Prepaid expenses and other assets	3,750	5,430
Income taxes receivable	8,200	298
Deferred income taxes	1,711	1,216

Total current assets	84,351	111,162

Property, plant, and equipment, net	191,083	188,399
Goodwill	6,837	6,837
Debt-related derivatives	292	525
Other assets	3,151	3,161

Total assets	$285,714	$310,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,675	$26,257
Accrued expenses	17,514	18,553
Line of credit	4,070	10,011
Current portion of long-term debt	9,031	9,052

Total current liabilities	44,290	63,873

Deferred income taxes	15,158	15,636
Debt-related derivatives	1,053	797
Long-term debt	60,505	60,233

Total liabilities	121,006	140,539

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,971,029 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	149	150
Additional paid-in capital	61,901	61,290
Deferred compensation	(1,076)	—
Accumulated other comprehensive loss	(481)	(175)
Retained earnings	104,215	108,280

Total stockholders’ equity	164,708	169,545

Total liabilities and stockholders’ equity	$285,714	$310,084

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Net sales	$89,904	$105,297
Cost of sales	56,383	80,122

Gross profit	33,521	25,175
Selling, general and administrative expenses	19,260	17,738

Income from operations	14,261	7,437
Interest expense, net	756	969

Income before income taxes	13,505	6,468
Provision for income taxes	4,887	2,403

Net income	$8,618	$4,065

Basic earnings per common share	$0.58	$0.27

Basic weighted average common shares outstanding	14,731,889	14,803,858

Diluted earnings per common share	$0.58	$0.27

Diluted weighted average common shares outstanding	14,921,705	14,860,203

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
OPERATING ACTIVITIES
Net income	$8,618	$4,065
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	1,346	972
Equity method losses (gains)	139	(39)
Stock-based compensation	167	711
Other noncash charges	(100)	(152)
Tax benefit from stock-based awards	421	—
Depreciation	3,496	5,029
Loss on disposal of property, plant and equipment	16	34
Changes in operating assets and liabilities:
Accounts receivable	(46,861)	(41,283)
Inventories	5,551	7,283
Prepaid expenses and other assets	(703)	(1,680)
Accounts payable	5,279	12,582
Accrued expenses	(1,976)	1,039
Income taxes receivable	2,893	7,901

Net cash used in operating activities	(21,714)	(3,538)

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(305)	—
Restricted cash	11,660	—
Expenditures for property, plant and equipment	(15,501)	(2,379)

Net cash used in investing activities	(4,146)	(2,379)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(239)	(250)
Tax benefit from stock-based awards	—	75
Proceeds from employee stock purchase and option plans	524	110
Purchases of common stock	(743)	(431)
Borrowings under line of credit	5,414	33,018
Principal payments under line of credit	(2,701)	(27,077)

Net cash provided by financing activities	2,255	5,445

Net decrease in cash and cash equivalents	(23,605)	(472)
Cash and cash equivalents at beginning of period	23,967	1,395

Cash and cash equivalents at end of period	$362	$923

Supplemental Disclosure:

Cash paid for interest	$426	$609
Cash paid for income taxes	$176	$5

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2005 and 2006

(unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), manufactures wood/plastic composite products primarily for residential and commercial decking and railing applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

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

This amendment includes the Company’s restated consolidated balance sheet as of March 31, 2006 and its restated statements of operations and cash flows for the three months ended March 31, 2005 and March 31, 2006. The financial information as of December 31, 2005 and the consolidated statement of operations for the three months ended March 31, 2005 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”).

The restatements reflect the correction of errors related to the recording of certain expenses in cost of sales, and selling, general and administrative expenses. The errors included:

a)	Errors related to improperly recording the receipt of goods and services, which resulted from the recording of expenses, inventory and fixed assets at the time of receipt of the goods or services and again at the time the related invoice was received. These errors caused an overstatement of accounts payable, accrued expenses, property, plant and equipment, cost of sales and selling, general and administrative expenses.

b)	Errors related to the timing of recording certain liabilities, which resulted from the failure to accrue accounts payable related to the purchase of raw materials at the time of receipt of the materials from one vendor that caused an understatement of accounts payable, inventory and cost of sales.

c)	Errors related to improperly recording cash disbursements, which resulted from recording certain wire transfers in the incorrect period and not appropriately recording certain void checks. These errors caused a net overstatement of cash and a net understatement of cost of sales and selling, general and administrative expenses.

d)	An error in the valuation of raw material inventory, which resulted from the miscalculation of the quantity of raw material inventory on hand that caused an understatement of inventory and an overstatement of cost of sales.

e)	Errors related to the timing of cost capitalization as a result of which costs associated with the Company’s new manufacturing facility and the implementation of a new software system were erroneously expensed as incurred rather than capitalized. These errors caused an understatement of property, plant and equipment and an overstatement of selling, general and administrative expenses in the period the costs were incurred.

f)	Errors related to the calculation of depreciation resulting primarily from the delay in transferring assets that had been placed in service from construction in process which caused a delay in the commencement of depreciation. These errors caused an overstatement of net property, plant and equipment and an understatement of cost of sales beginning in the period the assets were placed in service.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of March 31, 2006 (unaudited) and consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2005 and March 31, 2006.

CONSOLIDATED BALANCE SHEETS

March 31, 2006

(In thousands)

	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$1,603	$(680)	$923
Income taxes receivable	294	4	298
Total current assets	111,838	(676)	111,162
Property, plant, and equipment, net	188,579	(180)	188,399
Total assets	310,940	(856)	310,084
Accounts payable	27,117	(860)	26,257
Total current liabilities	64,733	(860)	63,873
Total liabilities	141,399	(860)	140,539
Retained earnings	108,276	4	108,280
Total stockholders’ equity	169,541	4	169,545
Total liabilities and stockholders’ equity	$310,940	$(856)	$310,084

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$56,568	$(185)	$56,383
Gross profit	33,336	185	33,521
Selling, general and administrative expenses	19,416	(156)	19,260
Income from operations	13,920	341	14,261
Income before income taxes	13,164	341	13,505
Provision for income taxes	4,760	127	4,887
Net income	8,404	214	8,618
Basic earnings per common share	0.57	0.01	0.58
Diluted earnings per common share	$0.56	$0.02	$0.58

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$80,036	$86	$80,122
Gross profit	25,261	(86)	25,175
Selling, general and administrative expenses	17,552	186	17,738
Income from operations	7,709	(272)	7,437
Income before income taxes	6,740	(272)	6,468
Provision for income taxes	2,504	(101)	2,403
Net income	4,236	(171)	4,065
Basic earnings per common share	0.29	(0.02)	0.27
Diluted earnings per common share	$0.29	$(0.02)	$0.27

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$8,404	$214	$8,618
Changes in operating assets and liabilities:
Accounts payable	5,624	(345)	5,279
Accrued expenses	(1,854)	(122)	(1,976)
Income taxes receivable	2,766	127	2,893
Net cash provided by operating activities	(21,588)	(126)	(21,714)

Investing activities
Expenditures for property, plant and equipment	(15,585)	84	(15,501)
Net cash used in investing activities	(4,230)	84	(4,146)
Net decrease in cash and cash equivalents	(23,563)	(42)	(23,605)
Cash and cash equivalents at beginning of period	$23,925	$42	$23,967

CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$4,236	$(171)	$4,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,975	54	5,029
Changes in operating assets and liabilities:
Inventories	7,078	205	7,283
Accounts payable	12,712	(130)	12,582
Income taxes receivable	8,002	(101)	7,901
Net cash provided by operating activities	(3,395)	(143)	(3,538)

Investing activities
Expenditures for property, plant and equipment	(2,378)	(1)	(2,379)
Net cash used in investing activities	(2,378)	(1)	(2,379)
Net decrease in cash and cash equivalents	(328)	(144)	(472)
Cash and cash equivalents at beginning of period	1,931	(536)	1,395
Cash and cash equivalents at end of period	$1,603	$(680)	$923

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

Reclassifications

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2005 to conform with the presentation of the financial statements for the three months ended March 31, 2006.

4. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005 As Restated (See Note 2)	March 31, 2006
Finished goods	$38,779	$26,376
Raw materials	18,152	23,272

	$56,931	$49,648

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2005	March 31, 2006
Accrued sales and marketing costs	$4,181	$4,992
Accrued compensation and benefits	4,552	3,168
Accrued freight	661	2,944
Accrued manufacturing expenses	1,854	1,743
Accrued interest	349	1,103
Deferred rent	488	493
Accrued professional and legal costs	686	255
Other	4,743	3,855

Total	$17,514	$18,553

6. DEBT

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

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Numerator:
Net income available to common shareholders	$8,618	$4,065

Denominator:
Basic weighted average shares outstanding	14,731,889	14,803,858
Impact of potential common shares: Options	133,207	24,625
Restricted stock	56,609	31,720

Diluted weighted average shares outstanding	14,921,705	14,860,203

Basic earnings per share	$0.58	$0.27

Diluted earnings per share	$0.58	$0.27

8. STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its shareholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards (“PSAs”). The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

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

Three Months Ended March 31, 2005 As Restated (See Note 2)
Net income, as reported	$8,618
Less: stock-based employee compensation expense determined under fair value based method, net of related tax	(443)

Net income, pro forma	$8,175

Earnings per share diluted, as reported	$0.58

Earnings per share diluted, pro forma	$0.55

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

9. SEASONALITY

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

10. COMMITMENTS AND CONTINGENCIES

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters to Dulles, Virginia, the Company entered into a lease agreement in July 2005. The Company has reconsidered and decided not to move its headquarters. The Company began paying rents under the lease on January 1, 2006. As of March 31, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.6 million, $1.1 million, $1.5 million, $1.6 million and $1.6 million, respectively, and $20.3 million thereafter. The Company is currently attempting to sublet the office space. Based on current market conditions, the Company estimates that the present value of the estimated future sublease rentals, net of transaction costs, will be greater than the Company’s remaining minimum lease payment obligations under the lease agreement and, accordingly, has not recorded a loss related to the lease as of March 31, 2006.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located at March 31, 2006 were consistent with vacancy rates at December 31, 2005. Management believes that the rental rate on the Company’s lease is comparable to the current market rates in the area. However, the anticipated delivery of new office space in the area over the next 24 months may have a negative effect on vacancy rates and rental rates. The inability to sublet the office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in charges in future periods.

Legal Matters

The Company is involved in certain litigation as described in Note 12 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2005. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for fiscal year 2005 filed with the Securities and Exchange Commission.

Restatement

On January 26, 2007, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management that, to correct certain errors, the Company should restate its financial results, including quarterly results, for its fiscal years ended December 31, 2003, 2004 and 2005 and its quarterly results for the first nine months of its fiscal year ended December 31, 2006. Accordingly, we have restated our financial statements to correct these errors, as described more fully in Note 2 of the consolidated financial statements in this Form 10-Q/A. The restatement adjustments have the effect of decreasing the Company’s reported net income for the three months ended March 31, 2006 by $0.2 million, or $0.02 per diluted share. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

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

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents® and Trex Brasilia® decking product lines and the new Trex Designer Series Railing™ and Trex Artisan Series Railing® product. Sales of the Trex Accents® product, which was launched in the fourth quarter of 2003, accounted for approximately 68% of total gross sales in the first quarter of 2006. Manufacturing unit costs have been negatively affected by continued increases in the cost of PE material and incremental costs associated with the Company’s quality initiatives. In the first three months of 2006, the Company’s PE material costs increased 24.5% over the first three months of 2005. Sales of the Trex Brasilia® product, which was introduced in the fourth quarter of 2004, accounted for approximately 5% of total gross sales in the first quarter of 2006. The Company expects that the demand for the Trex Brasilia® and Trex Artisan Series Railing® products will grow as these products become generally more available through the Company’s distribution channels. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on total revenue.

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

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company historically has provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the Company from time to time may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs.

There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors. Under such warranty provisions, the Company warrants that its products will be free from defects in workmanship and materials and will conform to the Company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the Company has an obligation under its warranty to replace the products. On some occasions, the Company will voluntarily replace products for distributors as a matter of distributor relations, even though the Company does not have a legal obligation to do so. Product returns were not material to net sales in the three months ended March 31, 2006 or March 31, 2005.

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Warranty costs have not been material during the three months ended March 31, 2006 or March 31, 2005. On some occasions, the Company will voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the Company does not have a legal obligation to do so. The Company considers on a case-by-case basis each situation in which it may effect such a discretionary replacement or refund.

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

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005

Net Sales. Net sales in the quarter ended March 31, 2006 (the “2006 quarter”) increased 17.1% to $105.3 million from $89.9 million in the quarter ended March 31, 2005 (the “2005 quarter”). The increase in net sales was attributable to a 15.1% increase in revenue per product unit and a 4.3% growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in revenue per product unit resulted from a price increase, effective on April 1, 2005, of 8.0% and a price increase, effective in January 2006, of 4.0%, as well as from increased sales of higher unit priced products. The effect of the price increase was partially offset by incentives offered by the Company as part of its early buy annual discount programs. The Company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The Company’s early buy program in 2006 and 2005 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.5% or extended payment terms from 30 to 90 days. The payment options provided in the 2005 early buy program included prompt payment discounts from 1.0% to 2.0% or extended payment terms from 45 to 90 days.

Gross Profit. Gross profit decreased 24.8% to $25.2 million in the 2006 quarter from $33.5 million in the 2005 quarter. The decrease was primarily attributable to higher unit manufacturing costs, which resulted principally from production inefficiencies and the increased cost of raw materials, particularly PE material. Gross profit as a percentage of net sales, or gross margin, decreased to 23.9% in the 2006 quarter from 37.3% in the 2005 quarter. Gross margin was adversely affected by a decrease in production rates due to product quality initiatives and lower capacity utilization and the associated decrease in absorption of fixed manufacturing expenses, which contributed to a 13.4% decrease in gross margin. The increased cost of PE material resulted in a decrease in gross margin in the 2006 quarter of approximately 7.1% from the 2005 quarter. In addition, gross profit margin was negatively affected by higher freight costs, which contributed to a 1.0% decrease in gross margin. The negative effect of the foregoing factors on gross margin in the 2006 quarter was offset, in part, by the positive impact on gross margin of 8.3% from increased sales prices and increased sales of higher margin priced products. The Company expects to reduce interplant shipments, which contributed to the higher freight costs, as production utilization becomes more consistent across all plants.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.9% to $17.7 million in the 2006 quarter from $19.3 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from decreases of $2.0 million in branding expenses, $0.6 million in professional fees and $0.4 million in research and development expenses. The effect of these factors was offset in part by a $0.8 million increase in personnel costs and a $0.3 million increase in consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 16.8% in the 2006 quarter from 21.4% in the 2005 quarter. Selling, general and administrative expenses for the full 2006 fiscal year are expected to be in the range of 20% to 22% of net sales.

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

Provision for Income Taxes. The Company recorded a provision for income taxes of $2.4 million in the 2006 quarter compared to a provision of $4.9 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 37% in the 2006 quarter and approximately 36% in the 2005 quarter.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities in the 2006 quarter.

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2006 quarter was $3.5 million compared to $21.7 million for the 2005 quarter. Cash flows used in operating activities for the 2006 quarter were positively affected by an increase in accounts payable and accrued expenses and a reduction in inventories and income taxes receivable. The positive effect of the foregoing factors on cash flows was offset by the negative impact of a reduction in profitability. Accounts payable increased $12.6 million from December 31, 2005 to March 31, 2006 compared to a $5.3 million increase from December 31, 2004 to March 31, 2005. The increase in accounts payable resulted from the timing of payments for raw materials. In the 2006 quarter, accrued expenses increased $1.0 million compared to a decrease of $2.0 million in the 2005 quarter. The increase in accrued expenses principally resulted from the timing of interest payments and marketing expenses. The Company’s inventories, including raw materials and finished goods, decreased $7.3 million from $56.9 million at December 31, 2005 to $49.6 million at March 31, 2006 compared to a decrease of $5.6 million from $44.4 million at December 31, 2004 to $38.8 million at March 31, 2005. Accounts receivable increased $41.3 million from $12.4 million at December 31, 2005 to $53.6 million at March 31, 2006 compared to an increase of $46.9 million from $21.9 million at December 31, 2004 to $68.8 million at March 31, 2005. The higher accounts receivable at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate new product introductions and to provide additional incentives to customers to meet early season demand. The Company did not offer this type of program in the fourth quarter of 2005. The days of sales outstanding decreased from 69 for the 2005 first quarter to 46 for the 2006 first quarter. The decrease in the use of cash in the 2006 quarter to support accounts receivable was attributable to a higher proportion of customers choosing the early buy prompt payment discount. The early buy payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.5% or extended payment terms from 30 to 90 days. The payment options provided in the 2005 early buy program included prompt payment discounts from 1.0% to 2.0% or extended payment terms from 45 to 90 days. Net income in the 2006 quarter decreased 49.6%, or $4.2 million, from the 2005 quarter.

The Company’s cash used in investing activities totaled $2.4 million in the 2006 quarter, compared to cash used in investing activities of $4.1 million in the 2005 quarter. In the 2006 quarter, the Company applied its expenditures primarily to the purchase of plastic reprocessing and additional embossing equipment.

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

At March 31, 2006, the Company had a total of approximately $0.9 million of cash and cash equivalents. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company would be able to obtain such financing.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2005 fiscal year, as amended on Form 10-K/A, our management identified a material weakness in our internal control over financial reporting as of December 31, 2005. Management concluded that the Company did not have a sufficient complement of personnel with knowledge of and experience in the Company’s financial reporting processes or with adequate technical expertise in the application of U.S. generally accepted accounting principles and in resolving non-routine or complex accounting matters. As a result, the review of the accounting for certain transactions and the reconciliation of certain accounts was not appropriately completed on a timely basis, which resulted in errors in the recording of certain expenses (including cost of sales, selling, general and administrative expenses, and interest expense) and the related accounts payable and accrued expenses, errors in recording cash disbursements, errors in accounts receivable and inventory valuation, errors in cost capitalization and the related depreciation, and errors in income taxes as well as errors in the preparation of financial statement disclosures.

In 2006 and into 2007, we added additional accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in 2006 of additional errors that led to management’s determination that restatement of the prior period financial statements was warranted. There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness referred to above. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of March 31, 2006. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2006.

We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weakness in our internal control financial reporting discussed above there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of March 31, 2006.

PART II

OTHER INFORMATION

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

TREX COMPANY, INC.

Date: March 19, 2007	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)