Form 10-Q/A
period 2006-06-30
TREX CO INC
filed 2007-03-19
CIK 1069878

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

We are filing this amendment to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Original Filing”) of Trex Company, Inc. (the “Company”) to restate the Company’s consolidated financial statements and related disclosures in order to correct errors in the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors related to the improper recording of the receipt of goods and services, the timing of cost capitalization, the calculation of depreciation, the timing of recording certain liabilities, the improper recording of cash disbursements, the valuation of raw material inventory, and the calculation of a miscellaneous receivable.

This amendment includes the Company’s restated consolidated balance sheet as of June 30, 2006, its restated statements of operations for the three and six months ended June 30, 2005 and 2006 and its restated statements of cash flows for the six months ended June 30, 2005 and 2006. The financial information as of December 31, 2005 and the consolidated statement of operations for the three months ended June 30, 2005 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”). The Company does not intend to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005.

The restatement adjustments had the effect of increasing the Company’s reported net income for the three and six months ended June 30, 2006 by $0.4 million, or $0.03 per diluted share, and by $0.3 million, or $0.02 per diluted share, respectively.

Amended Items of Form 10-Q

We are amending the following items of the Original Filing:

Part I	Item 1	Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4	Controls and Procedures

Part II	Item 6	Exhibits

All information not affected by the restatement is unchanged

We have not changed any information included in the Original Filing that is not affected by the restatement. Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the Securities and Exchange Commission on August 9, 2006. We have not taken into account any other events occurring after we filed the Original Filing that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. We are also filing an amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read our amendment to that Quarterly Report on Form 10-Q/A and all other filings we have made with the Securities and Exchange Commission since August 9, 2006, including the Amended 2005 10-K.

i

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2005 As Restated (See Note 2)	June 30, 2006 As Restated (See Note 2)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,395	$7,037
Accounts receivable, net	12,364	38,173
Inventories	56,931	51,387
Prepaid expenses and other assets	3,750	3,799
Income taxes receivable	8,200	—
Deferred income taxes	1,711	1,802

Total current assets	84,351	102,198

Property, plant, and equipment, net	191,083	187,791
Goodwill	6,837	6,837
Debt-related derivatives	292	685
Other assets	3,151	2,987

Total assets	$285,714	$300,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,675	$19,440
Accrued expenses	17,514	25,182
Income taxes payable	—	928
Line of credit	4,070	—
Current portion of long-term debt	9,031	9,074

Total current liabilities	44,290	54,624

Deferred income taxes	15,158	15,342
Debt-related derivatives	1,053	605
Long-term debt	60,505	51,955

Total liabilities	121,006	122,526

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,976,468 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	149	150
Additional paid-in capital	61,901	62,005
Deferred compensation	(1,076)	—
Accumulated other comprehensive income (loss)	(481)	47
Retained earnings	104,215	115,770

Total stockholders’ equity	164,708	177,972

Total liabilities and stockholders’ equity	$285,714	$300,498

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Net sales	$82,865	$121,454	$172,769	$226,751
Cost of sales	59,452	85,690	115,835	165,812

Gross profit	23,413	35,764	56,934	60,939
Selling, general, and administrative expenses	24,876	23,402	44,136	41,140

Income (loss) from operations	(1,463)	12,362	12,798	19,799
Interest expense, net	720	1,056	1,476	2,025

Income (loss) before provision for income taxes	(2,183)	11,306	11,322	17,774
Provision (benefit) for income taxes	(1,602)	3,816	3,285	6,219

Net income (loss)	$(581)	$7,490	$8,037	$11,555

Basic earnings (loss) per common share	$(0.04)	$0.50	$0.54	$0.78

Basic weighted average common shares outstanding	14,772,498	14,833,282	14,752,306	14,818,651

Diluted earnings (loss) per common share	$(0.04)	$0.50	$0.54	$0.78

Diluted weighted average common shares outstanding	14,772,498	14,912,805	14,912,299	14,891,577

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
OPERATING ACTIVITIES
Net income	$8,037	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,072	92
Equity method loss (income)	146	(41)
Stock-based compensation	382	1,309
Other noncash charges (income)	197	(106)
Tax benefit from stock-based awards	467	—
Depreciation	7,406	10,083
Loss on disposal of property, plant and equipment	774	276
Changes in operating assets and liabilities:
Accounts receivable	(4,878)	(25,809)
Inventories	(3,504)	5,544
Prepaid expenses and other assets	751	(49)
Accounts payable	12,706	5,765
Accrued expenses	(1,086)	7,668
Income taxes receivable	(5,862)	9,128

Net cash provided by operating activities	16,608	25,415

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(166)	—
Restricted cash	16,328	—
Expenditures for property, plant and equipment	(39,611)	(7,067)

Net cash used in investing activities	(23,449)	(7,067)

FINANCING ACTIVITIES
Principal payments under mortgages and term loans	(8,475)	(8,507)
Tax benefit from stock-based awards	—	75
Proceeds from employee stock purchase and option plans	970	227
Purchases of common stock	(743)	(431)
Borrowings under line of credit	18,531	47,510
Principal payments under line of credit	(18,531)	(51,580)

Net cash used in financing activities	(8,248)	(12,706)

Net increase (decrease) in cash and cash equivalents	(15,089)	5,642
Cash and cash equivalents at beginning of period	23,967	1,395

Cash and cash equivalents at end of period	$8,878	$7,037

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$1,214	$1,765
Cash paid (received) for income taxes	$7,852	$(2,195)

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

This amendment includes the Company’s restated consolidated balance sheet as of June 30, 2006, its restated statements of operations for the three and six months ended June 30, 2005 and 2006 and its restated statements of cash flows for the six months ended June 30, 2005 and 2006. The financial information as of December 31, 2005 and the consolidated statement of operations for the three months ended June 30, 2005 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”).

The restatements reflect the correction of errors related to the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors included:

a)	Errors related to improperly recording the receipt of goods and services, which resulted from the recording of expenses, inventory and fixed assets at the time of receipt of the goods or services and again at the time the related invoice was received. These errors caused an overstatement of accounts payable, accrued expenses, property, plant and equipment, cost of sales and selling, general and administrative expenses.

b)	Errors related to the timing of recording certain liabilities, which resulted from the failure to accrue accounts payable related to the purchase of raw materials at the time of receipt of the materials from one vendor that caused an understatement of accounts payable, inventory and cost of sales.

c)	Errors related to improperly recording cash disbursements, which resulted from recording certain wire transfers in the incorrect period and not appropriately recording certain void checks. These errors caused a net overstatement of cash and a net understatement of cost of sales and selling, general and administrative expenses.

d)	An error in the valuation of raw material inventory, which resulted from the miscalculation of the quantity of raw material inventory on hand that caused an understatement of inventory and an overstatement of cost of sales.

e)	Errors related to the timing of cost capitalization as a result of which costs associated with the Company’s new manufacturing facility and the implementation of a new software system were erroneously expensed as incurred rather than capitalized. These errors caused an understatement of property, plant and equipment and an overstatement of selling, general and administrative expenses in the period the costs were incurred.

f)	Errors related to the calculation of depreciation resulting primarily from the delay in transferring assets that had been placed in service from construction in process which caused a delay in the commencement of depreciation. These errors caused an overstatement of net property, plant and equipment and an understatement of cost of sales and selling, general and administrative expenses beginning in the period the assets were placed in service.

g)	An error in the calculation of a miscellaneous amount receivable from a service provider that caused an understatement of accrued expenses and an understatement of selling, general and administrative expenses in the period in which the receivable was recorded.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of June 30, 2006 (unaudited) and consolidated statements of operations for the three and six months ended June 30, 2005 and June 30, 2006, and consolidated statement of cash flows for the six months ended June 30, 2005 and 2006.

CONSOLIDATED BALANCE SHEETS

June 30, 2006

(In thousands)

	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$7,552	$(515)	$7,037
Total current assets	102,713	(515)	102,198
Property, plant, and equipment, net	188,039	(248)	187,791
Total assets	301,261	(763)	300,498
Accounts payable	20,856	(1,416)	19,440
Income taxes payable	710	218	928
Total current liabilities	55,822	(1,198)	54,624
Total liabilities	123,724	(1,198)	122,526
Retained earnings	115,335	435	115,770
Total stockholders’ equity	177,537	435	177,972
Total liabilities and stockholders’ equity	$301,261	$(763)	$300,498

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended June 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$59,992	$(540)	$59,452
Gross profit	22,873	540	23,413
Selling, general and administrative expenses	25,025	(149)	24,876
Loss from operations	(2,152)	689	(1,463)
Loss before provision for income taxes	(2,872)	689	(2,183)
Benefit for income taxes	(1,858)	256	(1,602)
Net loss	(1,014)	433	(581)
Basic loss per common share	(0.07)	0.03	(0.04)
Diluted loss per common share	$(0.07)	$0.03	$(0.04)

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended June 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$86,091	$(401)	$85,690
Gross profit	35,363	401	35,764
Selling, general and administrative expenses	23,649	(247)	23,402
Income from operations	11,714	648	12,362
Interest expense, net	1,061	(5)	1,056
Income before provision for income taxes	10,653	653	11,306
Provision for income taxes	3,594	222	3,816
Net income	7,059	431	7,490
Basic earnings per common share	0.48	0.02	0.50
Diluted earnings per common share	$0.47	$0.03	$0.50

CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended June 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$116,560	$(725)	$115,835
Gross profit	56,209	725	56,934
Selling, general administrative expenses	44,441	(305)	44,136
Income from operations	11,768	1,030	12,798
Income before provision for income taxes	10,292	1,030	11,322
Provision for income taxes	2,902	383	3,285
Net income	7,390	647	8,037
Basic earnings per common share	0.50	0.04	0.54
Diluted earnings per common share	$0.50	$0.04	$0.54

CONSOLIDATED STATEMENT OF OPERATIONS

For the six months ended June 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$166,127	$(315)	$165,812
Gross profit	60,624	315	60,939
Selling, general administrative expenses	41,201	(61)	41,140
Income from operations	19,423	376	19,799
Interest expense, net	2,030	(5)	2,025
Income before provision for income taxes	17,393	381	17,774
Provision for income taxes	6,098	121	6,219
Net income	11,295	260	11,555
Basic earnings per common share	0.76	0.02	0.78
Diluted earnings per common share	$0.76	$0.02	$0.78

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$7,390	$647	$8,037
Changes in operating assets and liabilities:
Accounts payable	13,623	(917)	12,706
Accrued expenses	(977)	(109)	(1,086)
Income taxes receivable	(6,245)	383	(5,862)
Net cash provided by operating activities	16,604	4	16,608

Investing activities
Expenditures for property, plant and equipment	(39,629)	18	(39,611)
Net cash used in investing activities	(23,467)	18	(23,449)
Net (decrease) increase in cash and cash equivalents	(15,111)	22	(15,089)
Cash and cash equivalents at beginning of period	23,925	42	23,967
Cash and cash equivalents at end of period	$8,814	$64	$8,878

CONSOLIDATED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$11,295	$260	$11,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,975	108	10,083
Changes in operating assets and liabilities:
Inventories	5,339	205	5,544
Accounts payable	6,451	(686)	5,765
Income taxes receivable	9,007	121	9,128
Net cash provided by operating activities	25,407	8	25,415

Investing activities
Expenditures for property, plant and equipment	(7,080)	13	(7,067)
Net cash used in investing activities	(7,080)	13	(7,067)

Net increase in cash and cash equivalents	5,621	21	5,642
Cash and cash equivalents at beginning of period	1,931	(536)	1,395
Cash and cash equivalents at end of period	$7,552	$(515)	$7,037

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS No. 151 will have on its year-end LIFO (last-in, first-out) calculation.

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

4. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005 As Restated (See Note 2)	June 30, 2006
Finished goods	$38,779	$22,351
Raw materials	18,152	29,036

	$56,931	$51,387

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

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Numerator:
Net income (loss) available to common shareholders	$(581)	$7,490	$8,037	$11,555

Denominator:
Basic weighted average shares outstanding	14,772,498	14,833,282	14,752,306	14,818,651
Impact of potential common shares:
Options	—	26,468	102,325	25,801
Restricted stock	—	53,055	57,668	47,125

Diluted weighted average shares outstanding	14,772,498	14,912,805	14,912,299	14,891,577

Basic earnings (loss) per share	$(0.04)	$0.50	$0.54	$0.78

Diluted earnings (loss) per share	$(0.04)	$0.50	$0.54	$0.78

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

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2006. This expense was included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures, as required by SFAS 123R. The total income tax benefit recognized was approximately $0.0 million and $0.1 million, respectively, for the three and six months ended June 30, 2006. The Company’s income before income taxes and net income for the six months ended June 30, 2006 were $0.6 million and $0.4 million, respectively, lower than if the Company had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the three and six months ended June 30, 2006 decreased $0.01 and $0.02 per share, respectively, as a result of the adoption of SFAS 123R. As of June 30, 2006, there was $2.0 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.6 years. The total fair value of stock options vested during the six months ended June 30, 2006 and June 30, 2005 were $0.3 million and $1.2 million, respectively. In the six months ended June 30, 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying condensed consolidated statements of cash flows.

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

	Three Months Ended June 30, 2005 As Restated (See Note 2)	Six Months Ended June 30, 2005 As Restated (See Note 2)
Net income (loss), as reported	$(581)	$8,037

Less: stock-based employee compensation expense determined under fair value based method, net of related tax	(488)	(931)

Net income (loss), pro forma	$(1,069)	$7,106

Diluted earnings (loss) per share, as reported	$(0.04)	$0.54
Diluted earnings (loss) per share, pro forma	$(0.07)	$0.48

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

If specified performance objectives are satisfied for the three-year performance periods ending in 2007 and 2008, the estimated number of shares to be earned is 39,244 and 71,800, respectively, although a maximum number of 58,866 and 107,700 shares, respectively, may be earned depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for as prescribed by APB 25. Under APB 25, PSAs were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the date of grant. In the six months ended June 30, 2006, 71,800 PSAs were granted at $24.17 per share. During the three and six months ended June 30, 2006, $0.1 million and $0.2 million, respectively, was charged to compensation expense for PSAs, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for PSAs in the six months ended June 30, 2005. At June 30, 2006, there was $1.3 million of total unrecognized compensation expense related to PSAs remaining to be recognized. Compensation expense attributable to PSAs is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Restricted Stock

The 2005 Plan also authorizes the grant of restricted stock to employees, officers, and directors. Restricted shares vest either with respect to one-third of the award on each of the first, second and third anniversaries of the grant date or with respect to one-third of the award on each of the third, fourth and fifth anniversaries of the grant date. The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the grant date. In the six months ended June 30, 2006, 20,000 restricted shares were granted at $26.65 per share. In the three-month and six-month periods ended June 30, 2006, compensation expense of $0.2 million and $0.5 million, respectively, was recognized related to restricted stock awards. In the three and six months ended June 30, 2005, compensation expense of $0.2 million and $0.4 million, respectively, was recognized related to restricted stock awards. At June 30, 2006, there was $1.1 million of total unrecognized compensation expense related to unvested restricted stock remaining to be recognized. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

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

10. COMMITMENTS AND CONTINGENCIES

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters to Dulles, Virginia, the Company entered into a lease agreement in July 2005. The Company has reconsidered and decided not to move its headquarters. The Company began paying rents under the lease on January 1, 2006. As of June 30, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2006, 2007, 2008, 2009, and 2010 are $0.4 million, $1.1 million, $1.5 million, $1.6 million and $1.6 million, respectively, and $20.3 million thereafter. The Company is currently attempting to sublet the office space. Based on current market conditions, the Company estimates that the present value of the future sublease rentals, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligation. Accordingly, pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $0.6 million in “Selling, general and administrative expenses” in the three months ended June 30, 2006. The change reflected a reduction in estimated future sublease income from previous estimates primarily as a result of a change in the Company’s assumption regarding the commencement date of an anticipated sublease.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located at June 30, 2006 were consistent with vacancy rates at December 31, 2005. Management believes that the rental rate on the Company’s lease is comparable to the current market rates in the area. However, the anticipated delivery of new office space in the area over the next 24 months may have a negative effect on vacancy rates and rental rates. The inability to sublet the office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in additional charges in future periods.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A for fiscal year 2005 filed with the Securities and Exchange Commission.

Restatement

On January 26, 2007, the Audit Committee of the company’s Board of Directors concluded, based upon the recommendation of the Company’s management that, to correct certain errors, the Company should restate its financial results, including quarterly results, for its fiscal years ended December 31, 2003, 2004 and 2005 and its quarterly results for the first nine months of its fiscal year ended December 31, 2006. Accordingly, we have restated our financial statements to correct these errors, as described more fully in Note 2 of the consolidated financial statements in this Form 10-Q/A. The restatement adjustments have the effect of increasing the Company’s reported net income for the three and six months ended June 30, 2006 by $0.4 million, or $0.03 per diluted share, and by $0.3 million, or $0.02 per diluted share, respectively. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

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

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents® and Trex Brasilia® decking product lines and the new Trex Designer Series RailingTM and Trex Artisan Series Railing® products. Sales of the Trex Accents® product, which was launched in the fourth quarter of 2003, accounted for approximately 66% of total gross sales in the second quarter of 2006. Sales of the Trex Brasilia® and Trex Artisan Series Railing® products accounted for approximately 9% of total gross sales in the second quarter of 2006. The Company expects that the demand for the Trex Brasilia® and Trex Artisan Series Railing® products will grow as these products become generally more available through the Company’s distribution channels. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on total revenue.

The management of raw materials costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the Company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting in part from the temporary suspension of operations of some production lines. In 2006, manufacturing unit costs have been negatively affected by continued increases in the cost of PE material and incremental costs associated with the Company’s quality initiatives. In the first six months of 2006, the Company’s PE material costs increased 24.1% over the first six months of 2005. The Company expects that new PE material sourcing and processing initiatives will be necessary for it to manage effectively its costs of PE material and improve manufacturing performance in future periods. The Company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives emphasize color consistency and other product specifications. They also have contributed to higher manufacturing costs by reducing manufacturing line efficiencies, as well as increasing labor, packaging and raw material costs. Each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit.

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

There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors. Under such warranty provisions, the Company warrants that its products will be free from defects in workmanship and materials and will conform to the Company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the Company has an obligation under its warranty to replace the products. On some occasions, the Company will voluntarily replace products for distributors as a matter of distributor relations, even though the Company does not have a legal obligation to do so. Product returns were not material to net sales in the three months ended June 30, 2005 or June 30, 2006.

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Warranty costs have not been material during the three months ended June 30, 2006. On some occasions, the Company will voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the Company does not have a legal obligation to do so. The Company considers on a case-by-case basis each situation in which it may effect such a discretionary replacement or refund.

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

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005

Net Sales. Net sales in the quarter ended June 30, 2006 (the “2006 quarter”) increased 46.6% to $121.5 million from $82.9 million in the quarter ended June 30, 2005 (the “2005 quarter”). The increase in net sales was primarily attributable to a 37.6% increase in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in price per unit. The increase in price per unit resulted from a price increase, effective January 2006, of 4.0% and a price increase, effective May 2006, of 7.0%, as well as from increased sales of higher unit priced products. The effect of the price increase was partially offset by incentives offered by the Company as part of its early buy annual discount programs. The Company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The Company’s early buy program in 2006 and 2005 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.5% or extended payment terms from 30 to 90 days. The payment options provided in the 2005 early buy program included prompt payment discounts from 1.0% to 2.0% or extended payment terms from 45 to 90 days.

Gross Profit. Gross profit increased 52.8% to $35.8 million in the 2006 quarter from $23.4 million in the 2005 quarter. The increase was primarily attributable to higher net sales volume, increased sales prices, and increased sales of higher unit priced products. Gross profit as a percentage of net sales, or gross margin, increased to 29.4% in the 2006 quarter from 28.3% in 2005 quarter. The increased cost of PE material resulted in a decrease in gross margin of approximately 3.8% from the 2005 quarter. Increased sales prices and increased sales of higher margin products had a positive impact on gross margin of 5.1% in the 2006 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.0% to $23.4 million in the 2006 quarter from $24.9 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from decreases of $2.9 million in branding expenses, $0.6 million in expenses related to capital projects, $0.5 million in personnel-related expenses and $0.4 million in professional fees. Selling, general and administrative expenses in the 2005 quarter also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of certain production lines. The effect of these factors was offset in part by a $3.5 million increase in compensation and benefits and a $0.9 million increase in costs associated with the lease for office space the Company is attempting to sublet. The increase in compensation and benefits was primarily the result of incentive compensation accruals recorded in the 2006 quarter as well as the reversal of $0.9 million in compensation accruals during the 2005 quarter. The 2005 reversal resulted from management’s assessment that lesser amounts would be earned and payable under these programs for the year ended December 31, 2005. For additional information regarding the lease, see Note 10 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 19.3% in the 2006 quarter from 30% in the 2005 quarter.

Interest Expense. Net interest expense increased to $1.1 million in the 2006 quarter from $0.7 million in the 2005 quarter. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $0.4 million and $0.8 million of interest on construction in process in the 2006 and 2005 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $3.8 million in the 2006 quarter compared to a benefit for income taxes of $1.6 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 34% in the 2006 quarter and a tax benefit of approximately 73% in the 2005 quarter. The 2005 effective rate was due to a lower state tax rate driven by the recognition of incentives related to the expansion of the Company’s operations in Mississippi and the recognition of certain state tax credits for which the Company qualified in the 2005 quarter.

Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005

Net Sales. Net sales in the six-month period ended June 30, 2006 (the “2006 six-month period”) increased 31.3% to $226.8 million from $172.8 million in the six-month period ended June 30, 2005 (the “2005 six-month period”). The increase in net sales was primarily attributable to a 19.4% increase in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in price per unit. The increase in price per unit resulted from a price increase, effective January 2006, of 4.0% and a price increase, effective May 2006, of 7.0%, as well as from increased sales of higher unit priced products. The effect of the price increase was partially offset by incentives offered by the Company as part of its early buy annual discount programs.

Gross Profit. Gross profit increased 7.0% to $60.9 million in the 2006 six-month period from $56.9 million in the 2005 six-month period. The increase was primarily attributable to the higher net sales volume, increased sales prices, and increased sales of higher unit priced products. Gross profit as a percentage of net sales, or gross margin, decreased to 26.9% in the 2006 six-month period from 33.0% in 2005 six-month period. The increased cost of PE material resulted in a decrease in gross margin of approximately 5.3% from the 2005 six-month period. Gross margin was also adversely affected by a decrease in production rates due to product quality initiatives and lower capacity utilization and the associated decrease in absorption of fixed manufacturing expenses which contributed to a 7.6% decrease in gross margin. The negative effect of the foregoing factors on gross margin in the 2006 six-month period was offset, in part, by the positive impact on gross margin of 7.2% from increased sales prices and increased sales of higher margin products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.8% to $41.1 million in the 2006 six-month period from $44.1 million in the 2005 six-month period. The lower selling, general and administrative expenses resulted principally from a decrease of $5.1 million in branding expenses, $1.1 million in expenses related to capital projects, $1.1 million in professional fees and $0.4 million in research and development expenses. Selling, general and administrative expenses in the 2005 six-month period also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of certain production lines. The effect of these factors was offset in part by a $4.3 million increase in compensation and benefits and a $1.1 million increase in expenses related to the lease for office space the Company is attempting to sublet. The increase in compensation and benefits was primarily the result of incentive compensation accruals recorded in the 2006 six-month period. For additional information regarding the lease, see Note 10 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 18.1% in the 2006 six-month period from 25.5% in the 2005 six-month period.

Interest Expense. Net interest expense increased to $2.0 million in the 2006 six-month period from $1.5 million in the 2005 six-month period. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $0.7 million and $1.4 million of interest on construction in process in the 2006 and 2005 six-month periods, respectively. The effect of such capitalization of interest was partially offset by a decrease in interest expense, which resulted from reduced average debt balances in the 2006 six-month period.

          Provision for Income Taxes. The Company recorded a provision for income taxes of $6.2 million in the 2006 six-month period compared to a provision of $3.3 million in the 2005 six-month period. The provisions reflected an effective tax rate of approximately 35% in the 2006 six-month period and approximately 29% in the 2005 six-month period. The 2005 effective rate was due to a lower state tax rate driven by the recognition of incentives related to the expansion of the Company’s operations in Mississippi and the recognition of certain state tax credits for which the Company qualified in the 2005 six-month period.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities in the 2006 six-month period.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2006 six-month period was $25.4 million compared to $16.6 million for the 2005 six-month period. Cash from operating activities for the 2006 six-month period was positively affected by the 43.8% increase in net income in the 2006 six-month period over the 2005 six-month period. Accounts receivable increased $25.8 million from $12.4 million at December 31, 2005 to $38.2 million at June 30, 2006, compared to an increase of $4.9 million from $22.0 million at December 31, 2004 to $26.9 million at June 30, 2005. The smaller use of cash in 2005 to support accounts receivable was attributable to the effect of a higher level of accounts receivable at December 31, 2004. The higher accounts receivable balance at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate new product introductions and to provide additional incentives to customers to meet early season demand. The Company did not offer this type of program in the fourth quarter of 2005. The higher accounts receivable balance at June 30, 2006 compared to June 30, 2005 was principally attributable to increased sales in the 2006 quarter. The days of sales outstanding decreased from 29 for the 2005 quarter to 28 for the 2006 quarter. The Company’s total inventories, including raw materials and finished goods, decreased from $56.9 million at December 31, 2005 to $51.4 million at June 30, 2006, compared to an increase from $44.4 million at December 31, 2004 to $47.9 million at June 30, 2005. Raw materials inventories increased from $18.2 million at December 31, 2005 to $29.0 million at June 30, 2006, compared to an increase from $11.8 million at December 31, 2004 to $19.1 million at June 30, 2005. Finished goods inventories decreased from $38.8 million at December 31, 2005 to $22.4 million at June 30, 2006, compared to a decrease from $32.6 million at December 31, 2004 to $28.8 million at June 30, 2005. A decrease in finished goods inventories during the first six months of the year is consistent with the seasonality in the Company’s business. An increase in accounts payable and accrued expenses and receipt of the Company’s income tax refunds had a positive effect on cash from operating activities in the 2006 six-month period. The increase in accounts payable resulted primarily from the timing of payments for raw materials and freight. The increase in accrued expenses was principally attributable to the timing of expenses and related payments.

The Company’s cash used in investing activities totaled $7.1 million in the 2006 six-month period, compared to $23.4 million in the 2005 six-month period. In the 2006 six-month period, the Company’s expenditures primarily consisted of the purchase of plastic reprocessing and additional embossing equipment. In the 2005 six-month period, the Company’s expenditures primarily consisted of the construction of the Olive Branch, Mississippi manufacturing site, as well as the purchase of related machinery and equipment.

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

At June 30, 2006, the Company had a total of approximately $7.0 million of cash and cash equivalents. The Company believes that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the Company’s products. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities. The Company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the Company’s level of indebtedness, while equity financing would dilute the ownership of the Company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the Company would be able to obtain such financing.

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

In 2006 and into 2007, we added additional accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in 2006 of additional errors that led to management’s determination that restatement of the prior period financial statements was warranted. There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness referred to above. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of June 30, 2006. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2006.

We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weakness in our internal control financial reporting discussed above there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of June 30, 2006.

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