Form 10-Q/A
period 2006-09-30
TREX CO INC
filed 2007-03-19
CIK 1069878

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

We are filing this amendment to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006 (the “Original Filing”) of Trex Company, Inc. (the “Company”) to restate the Company’s consolidated financial statements and related disclosures in order to correct errors in the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors related to the improper recording of the receipt of goods and services, the timing of cost capitalization, the calculation of depreciation, the timing of recording certain liabilities, the improper recording of cash disbursements, the valuation of raw material inventory, the calculation of the allowance for doubtful accounts, the calculation of a miscellaneous receivable and the recognition of stock-based compensation.

This amendment includes the Company’s restated consolidated balance sheet as of September 30, 2006, its restated statements of operations for the three and nine months ended September 30, 2005 and 2006 and its restated statements of cash flows for the nine months ended September 30, 2005 and 2006. The financial information as of December 31, 2005 and for the three months ended September 30, 2005 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”).

The restatement adjustments have the effect of increasing the Company’s reported net income for the three and nine months ended September 30, 2006 by $0.0 million, or $0.00 per diluted share, and by $0.3 million, or $0.02 per diluted share, respectively.

Amended Items of the Form 10-Q

We are amending the following items of the Original Filing:

Part I	Item 1	Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4	Controls and Procedures

Part II	Item 6	Exhibits

All information not affected by the restatement is unchanged

We have not changed any information included in the Original Filing that is not affected by the restatement. Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the Securities and Exchange Commission on November 9, 2006. We have not taken into account any other events occurring after we filed the Original Filing that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all of the filings we have made with the Securities and Exchange Commission since November 9, 2006, including the Amended 2005 10-K.

i

TREX COMPANY, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31 2005 As Restated (See Note 2)	September 30, 2006 As Restated (See Note 2)
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,395	$2,235
Accounts receivable, net	12,364	23,156
Inventories	56,931	77,970
Prepaid expenses and other current assets	3,750	3,484
Income taxes receivable	8,200	—
Deferred income taxes	1,711	2,543

Total current assets	84,351	109,388

Property, plant and equipment, net	191,083	190,147
Goodwill	6,837	6,837
Debt-related derivatives	292	362
Other assets	3,151	3,185

Total assets	$285,714	$309,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,675	$22,615
Accrued expenses	17,514	21,651
Income taxes payable	—	154
Line of credit	4,070	3,200
Current portion long-term debt	9,031	9,093

Total current liabilities	44,290	56,713

Deferred income taxes	15,158	17,697
Debt-related derivatives	1,053	799
Long-term debt, net of current portion	60,505	51,676

Total liabilities	121,006	126,885

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,981,572 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	149	150
Additional paid-in capital	61,901	62,825
Deferred compensation	(1,076)	—
Accumulated other comprehensive loss	(481)	(289)
Retained earnings	104,215	120,348

Total stockholders’ equity	164,708	183,034

Total liabilities and stockholders’ equity	$285,714	$309,919

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Net sales	$77,371	$78,098	$250,140	$304,849
Cost of sales	52,933	55,116	168,768	220,928

Gross profit	24,438	22,982	81,372	83,921
Selling, general and administrative expenses	17,037	15,419	61,299	56,738

Income from operations	7,401	7,563	20,073	27,183
Interest expense, net	476	305	1,826	2,151

Income before provision for income taxes	6,925	7,258	18,247	25,032
Provision for income taxes	1,842	2,679	5,127	8,898

Net income	$5,083	$4,579	$13,120	$16,134

Basic earnings per share	$0.34	$0.31	$0.89	$1.09

Basic weighted average shares outstanding	14,782,888	14,838,343	14,762,598	14,825,287

Diluted earnings per share	$0.34	$0.31	$0.88	$1.08

Diluted weighted average shares outstanding	14,847,519	14,921,151	14,881,423	14,908,475

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
OPERATING ACTIVITIES
Net income	$13,120	$16,134
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,924	1,706
Equity method loss (income)	221	(116)
Stock-based compensation	597	2,049
Other noncash charges (income)	235	(48)
Tax benefit from stock-based awards	470	—
Depreciation	11,280	15,248
Loss on disposal of property, plant and equipment	972	221
Changes in operating assets and liabilities:
Accounts receivable	8,528	(10,792)
Inventories	(7,600)	(21,039)
Prepaid expenses and other current assets	894	266
Accounts payable	2,271	8,940
Accrued expenses	(2,523)	4,137
Income taxes receivable	(4,648)	8,354

Net cash provided by operating activities	25,741	25,060

INVESTING ACTIVITIES
Loan to Denplax, S.A.	(508)	—
Restricted cash	20,959	—
Expenditures for property, plant and equipment	(46,925)	(14,533)

Net cash used in investing activities	(26,474)	(14,533)

FINANCING ACTIVITIES
Borrowings under line of credit	18,531	50,709
Principal payments under line of credit	(18,531)	(51,579)
Principal payments under mortgages and term loans	(8,712)	(8,767)
Tax benefit from stock-based awards	—	50
Proceeds from employee stock purchase and option plans	1,074	331
Purchases of common stock	(743)	(431)

Net cash used in financing activities	(8,381)	(9,687)

Net increase (decrease) in cash and cash equivalents	(9,114)	840
Cash and cash equivalents at beginning of period	23,967	1,395

Cash and cash equivalents at end of period	$14,853	$2,235

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,042	$1,835
Cash paid (received) for income taxes, net	$7,852	$(528)

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

This amendment includes the Company’s restated consolidated balance sheet as of September 30, 2006, its restated statements of operations for the three and nine months ended September 30, 2005 and 2006 and its restated statements of cash flows for the nine months ended September 30, 2005 and 2006. The financial information as of December 31, 2005 and the consolidated statement of operations for the three months ended September 30, 2005 included in this amendment was included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Amended 2005 10-K”).

The restatements reflect the correction of errors related to the recording of certain expenses in cost of sales, selling, general and administrative expenses, and interest expense. The errors included:

a)	Errors related to improperly recording the receipt of goods and services, which resulted from the recording of expenses, inventory and fixed assets at the time of receipt of the goods or services and again at the time the related invoice was received. These errors caused an overstatement of accounts payable, accrued expenses, property, plant and equipment, cost of sales and selling, general and administrative expenses.

b)	Errors related to the timing of recording certain liabilities, which resulted from the failure to accrue accounts payable related to the purchase of raw materials at the time of receipt of the materials from one vendor that caused an understatement of accounts payable, inventory and cost of sales.

c)	Errors related to improperly recording cash disbursements, which resulted from recording certain wire transfers in the incorrect period and not appropriately recording certain void checks. These errors caused a net overstatement of cash and a net understatement of cost of sales and selling, general and administrative expenses.

d)	An error in the valuation of raw material inventory, which resulted from the miscalculation of the quantity of raw material inventory on hand that caused an understatement of inventory and an overstatement of cost of sales.

e)	Errors related to the timing of cost capitalization, as a result of which costs associated with the company’s new manufacturing facility and the implementation of a new software system were erroneously expensed as incurred rather than capitalized. These errors caused an understatement of property, plant and equipment and an overstatement of selling, general and administrative expenses in the period the costs were incurred.

f)	Errors related to the calculation of depreciation and capitalized interest resulting primarily from the delay in transferring assets that had been placed in service from construction in process which caused a delay in the commencement of depreciation and cessation of capitalization of interest. These errors caused an overstatement of net property, plant and equipment and an understatement of cost of sales, selling, general and administrative expenses and interest expense beginning in the period the assets were placed in service.

g)	An error in the calculation of a miscellaneous amount receivable from a service provider that caused an understatement of accrued expenses and an understatement of selling, general and administrative expenses in the period in which the receivable was recorded.

h)	An error in the calculation of the allowance for doubtful accounts, which resulted from the exclusion of certain customer balances and the inclusion of customer credit balances in the accounts receivable balances used in the calculation that caused an overstatement of net accounts receivable and an understatement of selling, general and administrative expenses in the period the costs were incurred.

i)	An error in the recognition of stock-based compensation resulting from the use of incorrect vesting terms. This error caused an understatement of selling, general and administrative expenses.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of September 30, 2006 (unaudited) and consolidated statements of operations for the three and nine months ended September 30, 2005 and September 30, 2006, and consolidated statement of cash flows for the nine months ended September 30, 2005 and 2006.

CONSOLIDATED BALANCE SHEETS

September 30, 2006

(In thousands)

	As Previously Reported	Adjustments	As Restated
Income taxes receivable	$75	$(75)	$—
Total current assets	109,463	(75)	109,388
Property, plant, and equipment, net	190,628	(481)	190,147
Total assets	310,475	(556)	309,919
Accounts payable	23,908	(1,293)	22,615
Income taxes payable	—	154	154
Total current liabilities	57,852	(1,139)	56,713
Total liabilities	128,024	(1,139)	126,885
Additional paid-in capital	62,696	129	62,825
Retained earnings	119,894	454	120,348
Total stockholders’ equity	182,451	583	183,034
Total liabilities and stockholders’ equity	$310,475	$(556)	$309,919

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$53,035	$(102)	$52,933
Gross profit	24,336	102	24,438
Selling, general and administrative expenses	16,967	70	17,037
Income from operations	7,369	32	7,401
Interest expense, net	313	163	476
Income before provision for income taxes	7,056	(131)	6,925
Provision for income taxes	1,891	(49)	1,842
Net income	5,165	(82)	5,083
Basic earnings per common share	0.35	(0.01)	0.34
Diluted earnings per common share	$0.35	$(0.01)	$0.34

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended September 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$55,277	$(161)	$55,116
Gross profit	22,821	161	22,982
Selling, general and administrative expenses	15,281	138	15,419
Income from operations	7,540	23	7,563
Interest expense, net	312	(7)	305
Income before provision for income taxes	7,228	30	7,258
Provision for income taxes	2,668	11	2,679
Net income	4,560	19	4,579

CONSOLIDATED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2005

(in thousands, except per share data)

	As Previously ,Reported	Adjustments	As Restated
Cost of sales	$169,595	$(827)	$168,768
Gross profit	80,545	827	81,372
Selling, general and administrative expenses	61,534	(235)	61,299
Income from operations	19,011	1,062	20,073
Interest expense, net	1,663	163	1,826
Income before provision for income taxes	17,348	899	18,247
Provision for income taxes	4,793	334	5,127
Net income	12,555	565	13,120
Basic earnings per common share	0.85	0.04	0.89
Diluted earnings per common share	$0.84	$0.04	$0.88

CONSOLIDATED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Cost of sales	$221,404	$(476)	$220,928
Gross profit	83,445	476	83,921
Selling, general and administrative expenses	56,661	77	56,738
Income from operations	26,784	399	27,183
Interest expense, net	2,163	(12)	2,151
Income before provision for income taxes	24,621	411	25,032
Provision for income taxes	8,766	132	8,898
Net income	15,855	279	16,134
Basic earnings per common share	1.07	0.02	1.09
Diluted earnings per common share	$1.06	$0.02	$1.08

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2005

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$12,555	$565	$13,120
Changes in operating assets and liabilities:
Accounts receivable	8,316	212	8,528
Accounts payable	3,353	(1,082)	2,271
Accrued expenses	(2,395)	(128)	(2,523)
Income taxes receivable	(4,982)	334	(4,648)
Net cash provided by operating activities	25,840	(99)	25,741

Investing activities
Expenditures for property, plant and equipment	(47,130)	205	(46,925)
Net cash used in investing activities	(26,679)	205	(26,474)
Net decrease in cash and cash equivalents	(9,220)	106	(9,114)
Cash and cash equivalents at beginning of period	23,925	42	23,967
Cash and cash equivalents at end of period	$14,705	$148	$14,853

CONSOLIDATED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2006

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$15,855	$279	$16,134
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	1,920	129	2,049
Depreciation	15,086	162	15,248
Changes in operating assets and liabilities:
Inventories	(21,244)	205	(21,039)
Accounts payable	9,503	(563)	8,940
Income taxes receivable	8,222	132	8,354
Net cash provided by operating activities	24,716	344	25,060

Investing activities
Expenditures for property, plant and equipment	(14,725)	192	(14,533)
Net cash used in investing activities	(14,725)	192	(14,533)
Net increase in cash and cash equivalents	304	536	840
Cash and cash equivalents at beginning of period	$1,931	$(536)	$1,395

3. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

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

4. INVENTORY

Inventories (at LIFO value) consist of the following (in thousands):

	December 31, 2005 As Restated (See Note 2)	September 30, 2006
Finished goods	$38,779	$46,724
Raw materials	18,152	31,246

Total	$56,931	$77,970

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

7. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)	2005 As Restated (See Note 2)	2006 As Restated (See Note 2)
Numerator:
Net income available to common shareholders	$5,083	$4,579	$13,120	$16,134

Denominator:
Basic weighted average shares outstanding	14,782,888	14,838,343	14,762,598	14,825,287
Impact of potential common shares:
Options	17,472	21,718	61,416	24,140
Restricted stock	47,159	61,090	57,409	59,048

Diluted weighted average shares outstanding	14,847,519	14,921,151	14,881,423	14,908,475

Basic earnings per share	$0.34	$0.31	$0.89	$1.09

Diluted earnings per share	$0.34	$0.31	$0.88	$1.08

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

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $0.3 million and $0.9 million, respectively, for the three-month and nine-month periods ended September 30, 2006. This expense was included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures, as required by SFAS 123R. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $0.9 million and $0.6 million, respectively, lower than if the Company had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the three and nine months ended September 30, 2006 decreased $0.02 and $0.06 per share, respectively, as a result of the adoption of SFAS 123R. As of September 30, 2006, there was $1.8 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of stock options vested during the nine months ended September 30, 2005 and September 30, 2006 was $1.6 million and $0.5 million, respectively. In the nine months ended September 30, 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying condensed consolidated statements of cash flows.

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

	Three Months Ended September 30, 2005 As Restated (See Note 2)	Nine Months Ended September 30, 2005 As Restated (See Note 2)
Net income, as reported	$5,083	$13,120
Less: stock-based employee compensation expense determined under fair value based method, net of related tax	1,148	2,079

Net income, pro forma	$3,935	$11,041

Diluted earnings per share, as reported	$0.34	$0.89
Diluted earnings per share, pro forma	$0.27	$0.74

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

If specified performance objectives are satisfied for the three-year performance periods ending in 2007 and 2008, the estimated number of shares to be earned is 39,244 and 71,800, respectively, although a maximum number of 58,866 and 107,700 shares, respectively, may be earned depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for as prescribed by APB 25. Under APB 25, PSAs were accounted for by charging a ratable portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the date of grant. In the nine months ended September 30, 2006, 71,800 PSAs were granted at $24.17 per share. During the three and ninemonths ended September 30, 2006, $0.1 million and $0.4 million, respectively, was charged to compensation expense for PSAs, based on the estimated number of shares that will be issued at the end of the applicable performance periods. There was no compensation expense for PSAs in the nine months ended September 30, 2005. At September 30, 2006, there was $1.2 million of total unrecognized compensation expense related to PSAs remaining to be recognized. Compensation expense attributable to PSAs is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

Restricted Stock

The 2005 Plan also authorizes the grant of shares of restricted stock to employees, officers, and directors. Shares of restricted stock vest either with respect to one-third of the award on each of the first, second and third anniversaries of the grant date or with respect to one-third of the award on each of the third, fourth and fifth anniversaries of the grant date. The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the New York Stock Exchange on the grant date. In the nine months ended September 30, 2006, 20,000 restricted shares were granted at $26.65 per share. In the three and nine months ended September 30, 2006, compensation expense of $0.2 million and $0.7 million, respectively, was recognized related to restricted stock awards. In the three-month and nine-month periods ended September 30, 2005, compensation expense of $0.2 million and $0.6 million, respectively, was recognized related to restricted stock awards. At September 30, 2006, there was $0.9 million of total compensation expense related to unvested restricted stock remaining to be recognized. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

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

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located at September 30, 2006 were consistent with rates at December 31, 2005. Management believes that the rental rate on the Company’s lease is comparable to the current market rates in the area. However, the anticipated delivery of new office space in the area over the next 18 months may have a negative effect on vacancy rates and rental rates. The inability to sublet the office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in additional charges in future periods.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for fiscal year 2005 filed with the Securities and Exchange Commission on March 16, 2006.

Restatement

On January 26, 2007, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management that, to correct certain errors, the Company should restate its financial results, including quarterly results, for its fiscal years ended December 31, 2003, 2004 and 2005 and its quarterly results for the first nine months of its fiscal year ended December 31, 2006. Accordingly, we have restated our financial statements to correct these errors, as described more fully in Note 2 of the consolidated financial statements in this Form 10-Q/A. The restatement adjustments have the effect of increasing the Company’s reported net income for the three and nine months ended September 30, 2006 by $0.0 million, or $0.00 per diluted share, and by $0.3 million, or $0.02 per diluted share, respectively. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

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

In the last three years, the Company has expanded its product offerings by introducing the Trex Accents® and Trex Brasilia® decking product lines and the new Trex Designer Series RailingTM and Trex Artisan Series Railing® products. Sales of the Trex Accents® product, which was launched in the fourth quarter of 2003, accounted for approximately 70% of total gross sales in the third quarter of 2006. Sales of the Trex Brasilia® and Trex Artisan Series Railing® products accounted for approximately 11% of total gross sales in the third quarter of 2006. The Company expects that the demand for the Trex Brasilia® and Trex Artisan Series Railing® products will grow as these products become generally more available through the Company’s distribution channels. The Company anticipates that net sales in the fourth quarter of 2006 will be negatively affected by general economic conditions and by the absence of any scheduled price increase for January 2007 that would provide distributors and dealers an incentive to purchase inventory in the fourth quarter. Because these new products have a higher price per unit, the introduction of the products into the sales mix has a positive effect on total revenue.

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

There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors. Under such warranty provisions, the Company warrants that its products will be free from defects in workmanship and materials and will conform to the Company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the Company has an obligation under its warranty to replace the products. On some occasions, the Company will voluntarily replace products for distributors as a matter of distributor relations, even though the Company does not have a legal obligation to do so. Product returns were not material to net sales during the nine months ended September 30, 2005 or 2006.

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

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005

Net Sales. Net sales in the quarter ended September 30, 2006 (the “2006 quarter”) increased 0.9% to $78.1 million from $77.4 million in the quarter ended September 30, 2005 (the “2005 quarter”). The increase in net sales was primarily attributable to an increase in price per unit, which was partially offset by a 4.8% decrease in sales volume. The Company offered a sales incentive for certain products in the 2006 quarter, which included a price discount and extended payment terms on shipments made in August and September for which the related payment is due December 1, 2006. The increase in price per unit resulted from a price increase, effective January 2006, of 4.0% and a price increase, effective May 2006, of 7.0% on all products. The effect of the price increases was partially offset by a 4% sales price discount offered on certain products during the 2006 quarter.

Gross Profit. Gross profit decreased 6.0% to $23.0 million in the 2006 quarter from $24.4 million in the 2005 quarter. The decline was primarily attributable to the 4.8% decrease in sales volume, an 11% increase in the cost per pound of PE material and an additional $2.6 million in labor and packaging expenses incurred as a result of product quality initiatives. Gross profit as a percentage of sales (“gross margin”) decreased to 29.4% in the 2006 quarter from 31.6% in the 2005 quarter. The negative effect of the foregoing factors, which contributed to a 10.9% decrease in gross margin, was offset in part by higher sales prices and improved manufacturing utilization, which produced a 8.6% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.5% to $15.4 million in the 2006 quarter from $17.0 million in the 2005 quarter. The lower selling, general and administrative expenses resulted principally from the reversal of $3.2 million in incentive compensation accruals made earlier in 2006. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under incentive compensation programs for 2006 as a result of a revised projection of financial results. The effect of the reversal in incentive compensation accruals was offset in part by a $0.8 million increase in branding-related expenses, $0.4 million in costs associated with the lease for office space the

Company is attempting to sublet and a $0.2 million increase in professional fees. For additional information regarding the lease, see Note 10 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 19.7% in the 2006 quarter from 22.0% in the 2005 quarter.

Interest Expense. Net interest expense decreased $0.2 million in the 2006 quarter compared to the 2005 quarter as a result of lower average debt balances. The Company capitalized $0.4 million and $0.4 million of interest on construction in process in the 2006 and 2005 quarters, respectively.

Provision for Income Taxes. The Company recorded a provision for income taxes of $2.7 million in the 2006 quarter compared to a provision for income taxes of $1.8 million in the 2005 quarter. The provisions reflected an effective tax rate of approximately 37% in the 2006 quarter and approximately 27% in the 2005 quarter. The 2005 effective rate was attributable to a lower state tax rate resulting from the recognition of incentives related to the expansion of the Company’s operations in Mississippi and to the recognition of some state tax credits for which the Company qualified in the 2005 quarter.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005

Net Sales. Net sales in the nine-month period ended September 30, 2006 (the “2006 nine-month period”) increased 21.9% to $304.8 million from $250.1 million in the nine-month period ended September 30, 2005 (the “2005 nine-month period”). The increase in net sales was primarily attributable to a 12.3% growth in sales volume as a result of an increase in demand from dealers and distributors and, to a lesser extent, an increase in price per unit. The increase in price per unit resulted from a price increase, effective January 2006, of 4% and a price increase, effective May 2006, of 7% on all products, as well as from increased sales of the higher unit priced products. The effect of the price increases was partially offset by incentives offered by the Company as part of its early buy annual discount programs and by a 4% sales price discount offered in the 2006 quarter.

Gross Profit. Gross profit increased 3.1% to $83.9 million in the 2006 nine-month period from $81.4 million in the 2005 nine-month period. The increase was primarily attributable to the 12.3% higher net sales volume and higher average sales prices of 8%. The positive effect of these factors was offset in part by higher unit manufacturing costs, which resulted from a 17% increase in the cost per pound of PE material, an additional $11.4 million in labor and packaging expenses incurred as a result of product quality initiatives, and an increase in freight costs. Gross profit as a percentage of net sales decreased to 27.5% in 2006 from 32.5% in 2005. The positive impact of the increased sales prices and increased sales of higher margin products, which produced a 7.6% improvement in gross margin, was more than offset by the effect of the foregoing negative factors, which contributed to a 12.4% decline in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 7.4% to $56.7 million in the 2006 nine-month period from $61.3 million in the 2005 nine-month period. The lower selling, general and administrative expenses resulted principally from a decrease of $4.6 million in branding expenses and a decrease of $1.2 million in professional fees. Selling, general and administrative expenses in the 2005 nine-month period also included the write-off of $0.8 million in equipment which the Company disposed of during 2005 in connection with its retooling of some of its production lines. The effect of these factors was offset in part by a $1.8 million increase in expenses related to the lease for office space the Company is attempting to sublet and $0.6 million in personnel-related expenses, including salaries, benefit, and hiring costs. For additional information regarding the lease, see Note 10 to the unaudited consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 18.6% in the 2006 nine-month period from 24.5% in the 2005 nine-month period.

Interest Expense. Net interest expense increased to $2.2 million in the 2006 nine-month period from $1.8 million in the 2005 nine-month period. The increase in net interest expense resulted from a decrease in interest capitalized on construction in process. The Company capitalized $1.1 million and $1.8 million of interest on construction in process in the 2006 and 2005 nine-month periods, respectively. The effect of such capitalization of interest was partially offset by a decrease in total interest expense, which resulted from lower average debt balances in the 2006 nine-month period.

Provision for Income Taxes. The Company recorded a provision for income taxes of $8.9 million in the 2006 nine-month period compared to a provision of $5.1 million in the 2005 nine-month period. The provisions reflected an effective tax rate of approximately 36% in the 2006 nine-month period and approximately 28% in the 2005 nine-month period. The 2005 effective rate was attributable to a lower state tax rate resulting from the recognition of incentives related to the expansion of the Company’s operations in Mississippi and to the recognition of some state tax credits for which the Company qualified in the 2005 nine-month period.

Liquidity and Capital Resources

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2006 nine-month period was $25.1 million compared to $25.7 million for the 2005 nine-month period. Cash from operating activities for the 2006 nine-month period was positively affected by the 23.0% increase in net income in the 2006 nine-month period over the 2005 nine-month period. Accounts receivable increased $10.8 million from $12.4 million at December 31, 2005 to $23.2 million at September 30, 2006, compared to a decrease of $8.5 million from $22.0 million at December 31, 2004 to $13.5 million at September 30, 2005. The reduced use of cash in 2005 to support accounts receivable was attributable to the effect of a higher than historical level of accounts receivable at December 31, 2004. The higher accounts receivable balance at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate new product introductions and to provide additional incentives to customers to meet early season demand. The Company did not offer this type of program in the fourth quarter of 2005. The higher accounts receivable balance at September 30, 2006 compared to September 30, 2005 was principally attributable to a sales promotion implemented during the 2006 quarter that provided extended payment terms on sales during August and September 2006. The days of sales outstanding increased from 16 for the 2005 third quarter to 27 for the 2006 third quarter. The Company’s total inventories, including raw materials and finished goods, increased from $56.9 million at December 31, 2005 to $78.0 million at September 30, 2006, compared to an increase from $44.4 million at December 31, 2004 to $52.0 million at September 30, 2005. Raw materials inventories increased $13.1 million during the 2006 nine-month period compared to an increase of $5.6 million during the 2005 nine-month period. The Company accumulated additional raw materials during the 2006 nine-month period in preparation for a new PE processing technique that will be introduced in the fourth quarter of 2006. Finished goods increased from $38.8 million at December 31, 2005 to $46.7 million at September 30, 2006, compared to an increase from $32.6 million at December 31, 2004 to $34.6 million at September 30, 2005. An increase in finished goods inventories during the first nine months of the year is consistent with the seasonality in the Company’s business. The increase in finished goods inventories in the 2005 nine-month period was less than the 2006 nine-month period due to lower than expected shipments in the 2006 third quarter. An increase in accounts payable and accrued expenses and receipt of the Company’s income tax refunds had a positive effect on cash from operating activities in the 2006 nine-month period. The increase in accounts payable resulted primarily from the timing of payments for raw materials and freight. The increase in accrued expenses was principally attributable to the timing of expenses and related payments.

The Company’s cash used in investing activities decreased to $14.5 million in the 2006 nine-month period from $26.5 million in the 2005 nine-month period. In the 2006 nine-month period, most of the Company’s expenditures were related to the purchase of PE reprocessing and manufacturing equipment and information technology equipment. In the 2005 nine-month period, the Company’s expenditures were primarily used for the construction of the Olive Branch, Mississippi manufacturing site and for the purchase of related machinery and equipment.

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

Capital Requirements. The Company made capital expenditures in the 2006 nine-month period totaling $14.5 million, primarily related to the purchase of PE reprocessing and manufacturing equipment and information technology equipment. The Company currently estimates that its capital requirements in 2006 will be approximately $25 million. The Company expects that it will continue to make significant capital expenditures in subsequent years as the Company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

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

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2005 fiscal year, as amended on Form 10-K/A, our management identified a material weakness in our internal control over financial reporting as of December 31, 2005. Management concluded that the Company did not have a sufficient complement of personnel with knowledge of and experience in the Company’s financial reporting processes or with adequate technical expertise in the application of U.S. generally accepted accounting principles and in resolving non-routine or complex accounting matters. As a result, the review of the accounting for certain transactions and the reconciliation of certain accounts was not appropriately completed on a timely basis, which resulted in errors in the recording of certain expenses (including cost of sales, selling, general and administrative expenses, and interest expense) and the related accounts payable and accrued expenses, errors in cost capitalization and the related depreciation, and errors in income taxes as well as errors in the preparation of financial statement disclosures.

In 2006 and into 2007, we added additional accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in 2006 of additional errors that led to management’s determination that restatement of the prior period financial statements was warranted. There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness referred to above. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of September 30, 2006. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weakness in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2006.

We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weakness in our internal control financial reporting discussed above there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weakness in our internal control over financial reporting that existed as of December 31, 2005, as described above and as disclosed in Item 9A of our Amended 2005 10-K, had not yet been remediated as of September 30, 2006.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The Company herewith files the following exhibits:

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.2	Form of Non-Incentive Stock Option Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.3	Form of Stock Appreciation Rights Agreement under the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trex Company, Inc.

Date: March 19, 2007	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)