Form 10-K
period 2006-12-31
TREX CO INC
filed 2007-04-02
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $307,000,000 based on the closing price of such stock on the New York Stock Exchange on such date.

The number of shares of the registrant’s common stock outstanding on March 15, 2007 was 15,098,761.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2007 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc., which we sometimes refer to as the “company” in this report, is the country’s largest manufacturer of wood-alternative decking, railing and fencing products, which are marketed under the brand name Trex®. Our products provide attractive appearance and the workability of wood without many of wood’s on-going maintenance requirements and functional disadvantages. We use a proprietary manufacturing process supported by patented technology that combines waste wood fibers and reclaimed polyethylene. Our products are used primarily for residential and commercial decking and railing. We promote Trex products among consumers, home builders and contractors as a premium alternative to wood decking, railing and fencing products.

The large majority of our business is in decking and railing. In 2006, we introduced our first fencing product, Trex Seclusions®, in limited test markets. In 2007, we intend to expand distribution of Seclusions in additional markets. Because sales of this product were minimal for 2006 and are expected to be minimal for 2007, we will focus the majority of the discussion under Item 1 on our decking and railing business.

We seek to achieve sales by converting demand for wood decking and railing products into demand for Trex products. Industry studies estimate that the wood segment of the decking and railing market represented approximately 86% of the market, as measured by linear feet of lumber, and 74% of the market, as measured by wholesale market value, at December 31, 2005. We intend to continue to develop and promote Trex as the premium outdoor living brand and to focus on the professionally-installed and “do-it-yourself” market segments.

At December 31, 2006, we sold our products through 99 wholesale distribution locations, which in turn sold our products to approximately 3,545 retail lumber outlets across the United States and Canada. In June 2004, we began selling our products through Home Depot stores. Approximately 1,100 Home Depot stores currently stock certain Trex products, and all of our products are available through special order in all Home Depot stores. In 2007, certain Trex products will also be stocked in selected Lowe’s stores, and all of our products will be available through special order in all Lowe’s stores.

Decking and Railing Market Overview

The decking and railing market is part of the substantial home improvement and repair market. According to Harvard University’s Joint Center for Housing Studies, expenditures for residential and rental improvements and repairs totaled approximately $280 billion in 2005, and grew at a compound annual growth rate of 5.9% over the period 2001-2005.

The primary market for the company is residential decking and railing and, to a lesser extent, commercial decking and railing. An industry study estimates that annual factory sales in 2005 of residential decking and railing totaled approximately $5.1 billion, or approximately 4.0 billion linear feet of lumber. The estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the four-year period ended December 31, 2004, an industry study estimates that factory sales of residential decking and railing, as measured by linear feet of lumber, increased at a compound annual growth rate of approximately 5%. For the same period, this study estimates that factory sales of non-wood decking and railing products to the residential market increased at an annual rate of over 30%. A separate study estimates that in 2005, overall volume of residential decking and railing at the manufacturer level grew 5%, while factory sales of non-wood decking and railing products grew 18%.

The growth in demand for residential decking reflects the increasing popularity of decks as a means of extending living areas and providing outdoor recreation and entertainment spaces. Residential decking purchases include the installation of new and replacement decks for existing homes, construction of decks for new homes and repair of existing decks. An industry study estimates that more than 4.5 million decks were built in 2005 and forecasts that deck construction will grow at an annual rate of approximately 3% through 2009. We expect that deck repair, modernization and replacement will increase as existing decks age.

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

Approximately 78% of the lumber used in wood decks and railing is pressure-treated lumber, generally pine and fir, which is treated with chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking and railing products segment utilizes polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of waste wood fiber and polyethylene, polypropylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. The primary chemical compound used to treat wood historically was Chromated Copper Arsenate, or CCA, which is a pesticide registered with the Environmental Protection Agency. Manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary and Copper Boron Azole chemical compounds as a treatment for wood. We believe that the continued publicity relating to CCA and the limited history upon which manufacturers can base claims for the efficacy and safety of the new compounds will contribute to increases in sales of wood/plastic composites and 100% plastic lumber for decking by raising consumer awareness of the use of active chemicals in pressure-treated lumber.

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

Privacy Fencing Market Overview

The privacy fencing market is part of the $6.2 billion fencing market that includes wood (privacy, post and rail, split rail), chain link, ornamental metal, concrete, block, brick and stone fencing. An industry study estimates that factory sales of the total fencing market increased at a compound annual growth rate of approximately 6% over the past 10 years.

The market for Trex Seclusions® is privacy fencing. Privacy fencing is typically made from wood, vinyl or masonry and, to a lesser extent, metal. Manufacturers of fencing products sell to distributors and/or directly to installers. Lumberyards and home centers carry wood and vinyl fencing products to sell to contractors and homeowners. Homebuilders subcontract the installation of fencing to contractors.

Wood fencing products generally do not have consumer brands, although vinyl fencing companies have had some success in branding products to the trade. Pricing for wood fencing is similar to that of wood decking, as described above. Vinyl fencing is priced based on color, quality of the profiles, and decorative options.

Growth Strategies

Our long-term goals are to continue to be the leading producer of superior wood-alternative outdoor living products, to increase our market share of any market we serve, and to expand into new product categories and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•

Innovation: Bring to the market new products which address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•

Brand: Continue to build preference and commitment for the Trex brand with both consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, aesthetics and overall performance in the outdoor living space.

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers, thereby making our products available wherever our customers choose to buy their decking, railing, and fencing products.

•

Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving our company a sustainable competitive advantage.

•

Cost: Through capital investments and process engineering, continuously seek to lower the all-in cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste streams and as a result lower our raw material costs. We plan to concentrate on improving the productivity of our production process, from raw materials preparation through extrusion into finishing and packaging.

Products

We manufacture our products in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Our decking, railing and fencing products are provided in a wide selection of popular sizes and lengths and also available with several finishes and numerous colors.

We have four decking product lines: (1) Trex Contours™ has both a deep, wood grain surface and our entry-level price point; (2) Trex Origins™ features a smooth surface; (3) Trex Accents® offers a smooth surface on one side and subtle wood grain on the other; and (4) Trex Brasilia® replicates the look of tropical hardwoods with subtle color variations.

We have two railing product lines: Trex Designer Series Railing®, and Trex Artisan Series Railing®. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in our smooth Trex Origins finish and color palette, as well as in the Trex Brasilia finish and colors. In 2005, we launched our newest railing line, Trex Artisan Series Railing. The styling and warm, white finish of this railing line makes it appropriate for use with Trex decking products as well as other decking materials, which we believe will expand the sales prospects of our railing business. This railing line is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation. We believe that this technology may enable us to develop other new product lines.

In 2006, we introduced our first fencing line. Trex Seclusions® consists of structural posts, bottom rail, interlocking pickets, top rail and decorative post caps. This system has been well received by fencing installers and provides the homeowner a unique combination of low maintenance, durability and premium aesthetics designed to complement the outdoor living experience provided by Trex decking and railing products.

These products, which permit us to provide comprehensive product offerings in the decking, railing and fencing categories, afford expanded options to consumers, who can now design much of their outdoor living space using Trex products.

Trex products offer a number of significant aesthetic advantages over wood. While eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These features eliminate most of the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Like wood, Trex products are slip-resistant, even when wet, can be painted or stained and are less vulnerable to damage from ultraviolet rays. Special characteristics, including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing, facilitate deck, railing and fencing installation, reduce contractor call-backs and afford customers a wide range of design options. Trex products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure.

We have received product building code listings from the major U.S. and Canadian building code listing agencies for both our decking and railing systems. Our listings facilitate the acquisition of building permits by deck builders and promote consumer and industry acceptance of our products as an alternative to wood in decking. In addition, Trex Seclusions privacy fencing has passed the Miami/Dade County wind load testing, a widely regarded standard for assessing a fencing product’s performance under extreme environmental conditions.

Sales and Marketing

We have a dedicated sales team of 72 professionals that works with all levels of our distribution system in the “pull through” sales of our products. We expect to expand our sales force as needed to further these efforts.

We have invested approximately $61 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking and railing market. Our sales growth in the decking and railing market will largely depend on our success in converting demand for wood into demand for Trex products and on our long-term success in preserving our market share advantage over our many alternative decking and railing product competitors.

We have implemented a two-pronged marketing program directed at both consumers and trade professionals. We seek to develop brand awareness, preference and commitment among consumers, contractors and project designers to generate demand for Trex products among dealers and distributors. Our branding strategy promotes differentiation of Trex decking, railing and fencing products in markets, which are not generally characterized by brand identification. This strategy enables us to command premium prices compared to wood, gain market share from wood and alternative decking, railing and fencing producers, and maintain more price stability for our products.

Our marketing program includes consumer and trade advertising, public relations, trade promotion, association with highly publicized showcase projects, and sales to influential home design groups. We actively invest in market research to monitor consumer brand awareness, preference and usage in the decking and railing market.

Distribution

In 2006, we generated substantially all of our net sales through our wholesale distribution network by selling Trex products to 18 wholesale companies operating from 99 distribution locations. Our distributors in turn marketed our products to approximately 3,545 retail lumber outlets across the United States and Canada. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. In June 2004, we also began selling our products through Home Depot stores. Approximately 1,100 Home Depot stores currently stock certain Trex products, and all of our products are available through special order in all Home Depot stores. In 2007, certain Trex products will also be stocked in selected Lowe’s stores, and all of our products will be available through special order in all Lowe’s stores.

Wholesale Distributors. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials, which typically require product training and personal selling efforts.

Under our agreement with each wholesale distributor, we appoint the distributor on a non-exclusive basis to distribute Trex products within a specified area. The distributor generally purchases our products at prices in effect at the time we ship the product to the distributor. The distributor is required to maintain specified minimum inventories of our products. Upon the expiration of the initial one-year term, the wholesale distributor agreement is automatically renewed for additional one-year terms unless either party provides notice of termination at least 30 days before the expiration of any renewal term. Either party may terminate the agreement at any time upon 30 days’ notice, while we may also terminate the agreement immediately upon the occurrence of specified events.

We require our wholesale distributors to devote significant resources to support our products, and to demonstrate their ability to promote growth in the market share of Trex products. All wholesale distributors are required to appoint a Trex product specialist, regularly conduct dealer-training sessions, fund demonstration projects and participate in local advertising campaigns and home shows.

Of our 2006 gross sales, approximately 75% were made to the following five wholesale distributors: Boise Cascade Corporation, Parksite Plunkett-Webster, Oregon Pacific Corporation, Capital Lumber Company and Snavely Forest Products. In 2005, our gross sales to three of the five foregoing distributors exceeded 10% of our gross sales. In 2006, our gross sales to four of the five foregoing distributors exceeded 10% of our gross sales. Each of the foregoing distributors has multiple locations for the sale of Trex products. Each distributor agreement permits the parties either to add additional locations or remove certain locations without terminating the agreement.

We will add new distributors and increase the number of distributor locations as needed to support our growth in sales and retail dealers.

Retail Lumber Dealers. Of the approximately 25,000 retail outlets in the United States that sell lumber, approximately 5,000 are independent lumber yards that emphasize sales to contractors. Although there is demand for our products from both the “do-it-yourself” homeowner and contractor, our sales efforts historically have emphasized the contractor-installed market. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

Retail Building Material Specialty Dealers. Composite decking is increasingly being sold through dealers that specialize in specific product lines instead of general lumber sales. These dealers include roofing and siding supply companies. We are focusing more attention on these distribution channels as we seek to make our products available at any retail location where contractor, builder or homeowner customers choose to buy their decking.

Home Depot and Lowe’s. In April 2004, we entered into an agreement with Home Depot to sell our decking products through certain Home Depot stores. By the end of 2006, certain Trex products were stocked in approximately 1,100 Home Depot stores, and all of our products were available through special order at all Home Depot stores. In 2007, certain Trex products will also be stocked in selected Lowe’s stores, and all of our products will be available through special order in all Lowe’s stores. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

National Accounts. In late 2004, we implemented a national account strategy to focus on corporate-level selling to retail chains, builders, trade associations and large municipalities. We believe that a focus on corporate-level selling to large organizations can effectively augment our field selling effort and generate additional sales for our existing distributor and dealer networks.

Contractor/Dealer Locator Service and Web Site. We maintain a toll-free telephone service (1-800-BUY-TREX) for use by consumers and building professionals to locate the closest contractors and dealers offering Trex products and to obtain product information. We use these calls to generate sales leads for contractors, dealers, distributors and Trex sales representatives. We also analyze caller information to assess the effectiveness of our promotional and advertising activities. Our Internet corporate web site (www.trex.com) provides an additional source of information to consumers, dealers and distributors.

Contractor Training. Since 1995, we have regularly provided training about Trex products to contractors. These contractors, who are referred to as TrexPros®, receive consumer lead referrals directly from our toll-free telephone service and are listed on our web site. Currently, we have approximately 3,400 TrexPro contractors.

Shipment. We ship Trex products to distributors by truck and rail. Distributors typically pay shipping and delivery charges.

Manufacturing Process

Our products are manufactured at three sites. Our Winchester, Virginia site has floor space of approximately 265,000 square feet and had approximately $270 million of installed revenue-generating capacity at December 31, 2006. Our Fernley, Nevada site has floor space of approximately 250,000 square feet and had approximately $145 million of installed revenue-generating capacity at December 31, 2006. Our Olive Branch, Mississippi site has floor space of approximately 200,000 square feet and had approximately $62 million of installed revenue-generating capacity at December 31, 2006.

Our total annual production capacity at December 31, 2006 was approximately $477 million sales value of finished product. At December 31, 2006, our construction in process totaled approximately $31.3 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our manufacturing sites, and to provide process and productivity improvements. When the current construction in process is completed, we estimate that our three sites will be capable of producing a total of approximately $520 million sales value of finished product annually.

Trex products are primarily manufactured from waste wood fiber and reclaimed polyethylene, which we sometimes refer to as “PE material” in this report. The composition of Trex is approximately 50% waste wood fiber and 50% PE material. We use waste wood fiber purchased from woodworking factories, mills, pallet and flooring recyclers. We recover PE material from a variety of sources, including distribution and shopping centers and retail chains.

Our primary manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. We have many proprietary and skill-based advantages in this process.

Production of a non-wood decking alternative such as ours requires significant capital investment, special process know-how and time to develop. We and our predecessor operations have invested more than $225 million and 15 years in expansion of our manufacturing capacity, manufacturing process improvements, new product development and product enhancements. As a result of these investments, production line rates have increased more than 400% since 1992. We also have broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We have obtained and continue to seek patents with respect to our manufacturing process. We have centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

In 2005, we initiated company-wide training and implementation of Six Sigma practices and in 2006 began implementation of Standard Lean Manufacturing methodology within our plant operations. We have incorporated the use of these tools at the executive level in the planning and execution of those projects that are most important to the success of the company, as well as begun implementation and use at the operational level within our plants.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material. We purchased $15.9 million of waste wood fiber and $103.0 million of PE material in 2006, and $12.0 million of waste wood fiber and $85.0 million of PE material in 2005.

We fulfill our requirements for raw materials under both purchase orders and supply contracts. In 2006, we purchased approximately 66% of our PE material requirements and approximately 58% of our waste wood fiber requirements under purchase orders. Purchase orders specify the prices we pay based on then-current market prices and do not involve long-term supply commitments. We are also party to supply contracts that obligate us to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually.

Our supply contracts have not had any material adverse effect on our business. In our past three years, the amounts we have been obligated to purchase under our PE material supply contracts and the minimum amounts we have been required to purchase under our wood supply contracts, with the exception of the Winchester site, generally have been less than the amounts of these materials we have needed for production. In 2006, our total commitments for wood supplies for one of our manufacturing sites exceeded its requirements. The company sold the excess material to third parties at a loss which was not material. To meet all of our production requirements, we have obtained additional PE material and waste wood fiber materials by using purchase orders and by purchasing waste wood fiber in excess of the minimum commitments under our supply contracts.

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

One supplier accounted for 36% of our 2006 waste wood fiber purchases. Based on our discussions with waste wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with this or with other current suppliers were terminated, we would be able to obtain adequate supplies of waste wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

PE Material. The PE material we consumed in 2006 was primarily composed of recovered plastic bags and plastic film. Approximately two billion pounds of polyethylene resin are used in the manufacture of plastic bags and stretch film in the United States each year. We will continue to seek to meet our future needs for plastic from expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes. In 2006 we began upgrading our capabilities in both areas. We are making significant investments in new processes to cost effectively clean contaminants from our plastic streams, as well as upgrades to our material preparation and extrusion steps, making them considerably more robust in their ability to convert waste plastic into high quality finished goods.

We own 35% of a joint venture, called Denplax S.A., which operates a plant in El Ejido, Spain. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately 6% of the total PE material we purchased during 2006. We have agreed to purchase up to 27,200 metric tons of the plant’s production in each year if the production meets material specifications.

To facilitate our PE material processing operations, we have constructed our own plastic reprocessing plant on our manufacturing site in Winchester, Virginia. We completed this plant and put it into service in 2003. In 2006, we added a second reprocessing plant in Winchester, Virginia.

Our PE material supply contracts generally provide that we are obligated to purchase all of the PE material a supplier provides if the PE material meets our specifications. Our PE material supply contracts have not required us, and we do not believe that they will require us, to purchase any amount of PE material in excess of our total estimated need.

No supplier provided 10% or more of the PE material we purchased in 2006.

Competition

In decking, we compete with wood and other manufacturers of composite, non-wood and plastic decking products. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. In railing, we compete with wood and other manufacturers of composite, non-wood and plastic products, as well as with railings using metal, glass, vinyl and other materials. In privacy fencing, we compete with wood, vinyl and other manufacturers of composites.

Our primary competition consists of wood products, which industry sources estimate accounted for approximately 86% of 2005 decking and railing sales, as measured by linear feet of lumber. These sources estimate that approximately 78% of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. The primary chemical compound used to treat wood against moisture and insect resistance historically was Chromated Copper Arsenate, or CCA. Since CCA contains arsenic, a carcinogen, lumber manufacturers agreed to eliminate the use of CCA in residential treated lumber by December 2003. Since that time, manufacturers have begun to use primarily Alkaline Copper Quaternary, or ACQ, and Copper Boron Azole, or CBA. Producing pressure-treated wood with these new classes of chemicals generally increases the cost of manufacturing by 15% to 20%, and these products have a limited history upon which manufacturers can base claims of efficacy and safety. In addition, industry studies indicate that ACQ, which contains three times the quantity of copper in CCA, is more corrosive than CCA to screws and other fasteners typically used in building decks and similar projects. Therefore, the use of ACQ requires special components, which increases the cost of installation.

In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood/plastic composite segment of the decking and railing market. We estimate that wood/plastic composites and plastic accounted for approximately 19% of 2005 decking and railing sales, as measured by wholesale market value. Our principal competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Fiber Composites, LLC, Tamko Building Products, Inc., Timbertech Limited, and Universal Forest Products, Inc.

We also compete with decking products made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, industry studies estimate that this segment accounted for only approximately 1% of 2005 decking sales, as measured by wholesale market value. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products.

We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2006 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our products, production processes and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements that have enabled us to increase manufacturing line production rates, facilitated our development of new products, and produced improvements in our existing products’ dimensional consistency, surface texture and color uniformity.

Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works. We seek to secure effective rights for our intellectual property, but cannot guarantee that third parties will not successfully challenge, or avoid infringing, our intellectual property rights.

We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the decking board. We intend to maintain our existing patents in effect until they expire, beginning in 2015, as well as to seek additional patents as we consider appropriate. We are currently pursuing the following patent applications: one patent application that covers our principal product; one patent application directed to an accessory for use with our principal product, a method of installing decking boards, and a tool that may be used in that method; four patent applications directed to an improved product with additional features and methods of producing the improved product; three patent applications directed to an improved product with a further additional feature and a method and an apparatus for producing the improved product; and a patent application directed to accessories that may be used with the principal product and methods of using those accessories.

The U.S. Patent and Trademark Office has granted us federal registrations for our trademarks for Trex®, Trex® (stylized logo), Trex Wood-Polymer®, The Deck of a Lifetime®, Easy Care Decking®, TrexExpress Installation System® (stylized logo), Trex Accents®, Brasilia®, Trex Artisan Series Railing®, Trex Designer Series Railing®, Trex Seclusions®, Create Your Space® and TrexPro®. We have applied for federal registrations for our trademarks Trex Origins™ and Trex Contours™. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We consider our trademarks to be of material importance to our business plans. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

See “Legal Proceedings” in Item 3 of this report for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2006, we had 909 full-time employees, of whom 710 were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 28, 2007:

Name	Age	Positions with Company
Anthony J. Cavanna	67	Chairman and Chief Executive Officer
Andrew U. Ferrari	60	President and Chief Operating Officer; Director
Harold F. Monahan	61	Executive Vice President and General Manager
Paul D. Fletcher	47	Senior Vice President and Chief Financial Officer
William F. Andrews	75	Director
Paul A. Brunner	71	Director
Jay M. Gratz	54	Director
William H. Martin, III	76	Director
Frank H. Merlotti, Jr.	56	Director
Patricia B. Robinson	54	Director

Anthony J. Cavanna has served as a director of the company since September 1998 and as the Chairman and Chief Executive Officer of the company since August 2005. From December 2003 through August 2005, Mr. Cavanna was retired. Before his retirement, Mr. Cavanna served as Executive Vice President and Chief Financial Officer of the company from September 1998 through December 2003, and of TREX Company, LLC, which was the company’s wholly owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1962 to August 1996, Mr. Cavanna held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President–Planning and Supply of the Films Division. Mr. Cavanna currently serves as a director of Ultralife Batteries Co., Inc. and is a member of its Audit and Finance Committee and Compensation Committee. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

Andrew U. Ferrari has served as a director of the company since September 1998 and as President and Chief Operating Officer of the company since August 2005. From March 2003 through August 2005, Mr. Ferrari was a marketing and business development consultant. Mr. Ferrari served as Executive Vice President of Marketing and Business Development of the company from October 2001 through March 2003, and of TREX Company, LLC from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

Harold F. Monahan has served as Executive Vice President, Materials and Engineering, since December 2006. He served as Executive Vice President and General Manager from May 2003 through November 2006. He served as Senior Vice President and General Manager of the company from March 2002 through May 2003, and of TREX Company, LLC from March 2002 through December 2002. From October 2000 to March 2002, Mr. Monahan served as Senior Vice President for Manufacturing and Distribution of the company and TREX Company, LLC. From 1999 to 2000, he served as Operations Manager for North American Operations of ExxonMobil Corporation, an energy company. Prior to the merger of Exxon Corporation and Mobil Oil Company in 1999, Mr. Monahan served as Logistics, Business Development and Product Exchange Manager for North American Operations of Mobil from 1997 to 1999, where he was responsible for the distribution of Mobil’s petroleum products throughout North America, including surface, subsurface and water borne transportation. From 1971 to 1997, Mr. Monahan served in a variety of other positions with Mobil, including Manager of U.S. Domestic Plant Operations, Asset Manager of Domestic U.S. Operations, and Surface Transportations Manager

for Domestic U.S. Operations. Mr. Monahan served as an officer in the U.S. Marine Corps, and received a B.S. degree in economics from St. Norbert College and pursued graduate studies at various institutions.

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

William F. Andrews has served as a director of the company since April 1999. Mr. Andrews has served as Chairman of Corrections Corporation of America since August 2000, as Chairman of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001, and as Chairman of the Singer Sewing Company, a manufacturer of sewing machines, since 2004. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994, and served as Chairman of Allied Aerospace Company from 2000 to 2006. Prior to 2002, he served in various positions, including Chairman of Scovill Fasteners Inc.; Chairman of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation and O’Charley’s Restaurants. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A degree in marketing from Seton Hall University.

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

Jay M. Gratz has served as a director of the company since February 2007. Mr. Gratz has served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, since 1999. Mr. Gratz has served as President of Ryerson Coil Processing Division since November 2001. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries from 1994 through 1998 and served in various other positions, including Vice President of Finance, within the company since 1975. Mr. Gratz serves as a director on the Boards of various domestic and international entities affiliated with Ryerson, Inc. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from State University of New York in Buffalo and a Masters degree in management from Northwestern University Kellogg Graduate School of Management.

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

Frank H. Merlotti, Jr. has served as a director of the company since February 2006. Since October 2006, Mr. Merlotti has served as President of Steelcase Design Group, the North American business unit of Steelcase, Inc., a manufacturer of office furniture and furniture systems, and served as President of Steelcase North America from September 2002 through September 2006. Mr. Merlotti served as President and Chief Executive Officer of G&T Industries, a manufacturer and distributor of fabricated foam and soft-surface materials for the marine, office furniture and commercial building industries, from August 1999 to September 2002. From 1991 through 1999, Mr. Merlotti served as President and Chief Executive Officer of Metropolitan Furniture Company, a Steelcase Design Partnership company. From 1985 through 1999, Mr. Merlotti served as General Manager of the Business Furniture Division of G&T Industries.

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

Our business is subject to a number of risks, including the following:

To grow, we will have to increase market acceptance of our products, as well as develop new products and applications.

Our ability to grow will depend largely on our success in converting the current demand for wood in decking, railing and fencing applications into a demand for Trex products. Industry studies estimate that wood products accounted for approximately 86% of the 2005 decking and railing market, as measured by linear feet of lumber. To increase our market share, we must overcome:

•	the low consumer awareness of non-wood decking, railing and fencing alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the greater initial expense of installing Trex decking, railing and fencing;

•	the established relationships existing between suppliers of wood decking, railing and fencing products and contractors and homebuilders; and

•	the increased competition from wood/plastic composite manufacturers.

Substantially all of our sales result from one material.

In 2007, we will derive substantially all of our revenues from sales of Trex Wood-Polymer® lumber. Although we have developed new products and applications since 1996, and we intend to continue this development, our product line is currently based almost exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a significant adverse impact on our net sales levels.

We currently depend on three manufacturing sites to meet the demand for Trex products.

We currently produce our products at three manufacturing sites, which are located in Winchester, Virginia, Fernley, Nevada, and Olive Branch, Mississippi. Any interruption in the operations or decrease in the production capacity at any of these sites, whether because of equipment failure, fire, natural disaster, labor difficulties or otherwise, would limit our ability to meet existing and future customer demand for our products.

Our business is subject to risks in obtaining the raw materials we use.

The production of Trex Wood-Polymer requires substantial amounts of waste wood fiber and PE material. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2006, one supplier accounted for 36% of our waste wood fiber purchases. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet the minimum quality requirements, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers and off-shore resources. We obtain some of our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices. In recent periods, our operating results have been adversely affected by significant increases in the prices we pay for PE material.

We have limited ability to control inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who in turn sell our products to local lumberyards. Because of the seasonal nature of the demand for decking, railing and fencing, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our second and third fiscal quarters. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures, and weather-related fluctuations in demand.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the level of activity in home improvements and, to a lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, home equity withdrawals, consumer spending habits, employment, interest rates and inflation. An economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, which could adversely affect the demand for our products.

Our performance will suffer if we do not compete effectively in the highly competitive decking, railing and fencing markets.

We must compete with an increasing number of companies in the wood/plastic composites segment of the decking and railing market and with wood producers that currently have more production capacity than is required to meet the demand for decking products. Our failure to compete successfully in the decking, railing and fencing markets could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking, railing and fencing markets that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood decking alternatives that are competitive with Trex products.

We face risks in increasing our production levels to meet customer demand.

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

Our strategy of using recycled plastic and waste wood to create a competitive cost advantage involves significant risks.

Our business strategy is to create a substantial cost advantage over our competitors. To achieve such a cost advantage we must recycle plastic and process waste wood on a cost-effective basis and efficiently convert these materials into high-quality finished goods. This strategy involves significant risks, including the risks that:

•

Our profitability may be materially diminished. The intrinsic variability of our raw material sources can result in considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the low purchase price of the materials.

•

We may not produce a sustainable return on investment. Because our production model requires backward integration in plastic recycling operations, as well as customized solutions for material preparation, compounding and extrusion, our model is significantly more capital intensive on a per-unit-basis than the models of our typical competitors. Our plants must convert our raw materials at high rates and net yields to generate the profit margins and cash flows necessary to sustain our business.

•	We may be limited in the markets in which we can effectively compete. Successfully expanding our business beyond decking requires applying our formulation and process technology to increasingly more challenging applications, such as railing and fencing. The greater complexity and tighter design tolerances of such profiles requires a level of process control than is more stringent than the level involved in deck board production. Our raw materials and process technology may not permit us to develop new applications on a cost-effective basis.

The expansion and future profitability of our business could be adversely affected if we do not manage our growth effectively.

Our recent growth has placed significant demands on our management, systems and other resources. Our net sales increased to $337.0 million in 2006 from $116.9 million in 2001. The number of dealer and retail outlets selling Trex products has increased to approximately 4,650 at December 31, 2006 from approximately 2,600 at December 31, 2000, and we expect further increases in the future. To support our geographic expansion, we began production in 2005 at a third manufacturing site in Olive Branch, Mississippi. As part of our growth, we will have to attract, train, incentivize and retain skilled employees. If we fail to do so, or otherwise are unable to manage our growth effectively, our inability to do so could have a material adverse effect on the quality of our products and on our ability to expand our net sales.

Past seasonal fluctuations in our net sales and quarterly operating results may not be a reliable indicator of future seasonal fluctuations.

Our historical seasonality may not be a reliable indicator of our future seasonality. Quarterly variations in our net sales and income from operations are principally attributable to seasonal trends in the demand for our products. We generally experience lower net sales levels during the fourth quarter, in which holidays and adverse weather conditions in some regions usually reduce the level of home improvement and new construction activity. Income from operations and net income tend to be lower in quarters with lower net sales, which are not fully offset by a corresponding reduction in expenses.

We have significant capital invested in construction in process, some of which we may not be able to deploy productively.

At December 31, 2006, our construction in process totaled approximately $31.3 million, with an estimated cost to complete of approximately $22.0 to $26.0 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our manufacturing sites, and to provide process and productivity improvements. Some of these assets may become impaired due to obsolescence or other factors before we can put them into service. Our operating results would be adversely affected if we fail to deploy productively our construction in process, and our net income would be reduced if our assets become impaired and we are required to write down the value of those assets in our financial statements.

We are not sure of the terms on which we will be able to obtain financing for the significant capital expenditures we plan after 2006 to increase our manufacturing capacity.

We estimate that our capital expenditures in 2007 will be in the range of $20 to $30 million. We expect to use our capital expenditures in 2007 to complete production lines in various stages of construction at our manufacturing sites, and to provide process and productivity improvements. Our failure to generate or obtain sufficient funds to meet our capital requirements could have a material adverse effect on our ability to match production with the demand for our products. It may be necessary to obtain financing for our capital requirements through bank borrowings or the issuance of debt or equity securities. We may not be able to obtain all of the required financing on terms we will find acceptable.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our revolving credit facility, real estate loans, senior notes and bond loan documents.

At December 31, 2006, our total indebtedness was $104.6 million and included our real estate loans, senior notes, variable rate promissory note and interest rate swaps. Our ability to make scheduled principal and interest payments on our real estate loans, senior notes and bond loan agreement, borrow under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, senior notes or bond reimbursement agreement, which may be declared payable immediately based on a default. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, senior notes and bond reimbursement agreement, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Our dependence on a small number of significant distributors makes us vulnerable to business interruptions involving these distributors.

Our total gross sales to our five largest wholesale distributors accounted for approximately 75% of our gross sales in 2006. Our contracts with these distributors are terminable by the distributors upon 30 days’ notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations and adversely affect our operating results.

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

Our success depends, in part, on our ability to protect our important intellectual property rights. The steps we have taken may not be adequate to deter misappropriation or unauthorized use of our proprietary information or to enable us to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We have obtained and continue to seek patents with respect to our manufacturing process and products. We or our predecessor company have been required in lawsuits to establish that our production processes and products do not infringe the patents of others. We also rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information, and if it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure. However, these confidentiality agreements cannot guarantee there will not be disclosure or misappropriation of such proprietary information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 40,000 square feet of office space, under a lease that expires in May 2011. In anticipation of relocating our corporate headquarters to Dulles, Virginia, we entered into a lease agreement, which expires in 2019. The Dulles lease agreement provides for our initial occupancy of approximately 50,000 square feet of office space, which will increase during the lease term to approximately 75,000 square feet. We reconsidered our decision to relocate our corporate headquarters and decided not to move. We are currently seeking to sublet the Dulles, Virginia office space. For a description of accounting matters related to the Dulles lease agreement, see note 12 to our consolidated financial statements appearing elsewhere in this report.

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

We lease a total of approximately 970,000 square feet of storage warehouse space under leases with expiration dates ranging from 2007 to 2015. For information about these leases, see note 9 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2006, we operated approximately 46 wood trailers and approximately 95 forklift trucks under operating leases. We also owned an additional 98 wood trailers and eight forklift trucks.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2006, we spent a total of $27.7 million on capital expenditures, primarily for process improvements and capacity expansion at our Winchester and Fernley manufacturing locations, and buildings, machinery and equipment at our Olive Branch site. We estimate that our capital expenditures in 2007 will be in the range of $20 to $30 million. We expect to use these expenditures principally to make process and productivity improvements and to add manufacturing capacity at our existing sites.

Item 3.	Legal Proceedings

Commencing on July 8, 2005, two lawsuits, both of which sought certification as a class action, were filed in the United States District Court for the Western District of Virginia naming as defendants the company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the company. Following agreement by the plaintiffs and the defendants that the two lawsuits should be consolidated, the plaintiffs filed a consolidated class action complaint. The complaints principally alleged that the company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the company’s operating and financial results and expectations. The complaints also alleged that certain directors of the company sold shares of the company’s common stock at artificially inflated prices. The plaintiffs sought unspecified compensatory damages. The company believed that the lawsuits were without merit and vigorously defended against them. On February 28, 2006, the company filed a motion to have the Consolidated Class Action Complaint dismissed with prejudice for failure to state a claim. On October 6, 2006, the District Court granted the company’s Motion to Dismiss the claim. On November 2, 2006, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals. On January 3, 2007, the plaintiffs filed an Agreement of Voluntary Dismissal of their Appeal. Two separate derivative lawsuits were filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the company. The filed complaints were based upon the same factual allegations as the complaints in the class action lawsuits, and alleged that the directors and Mr. Fletcher breached their fiduciary duties by permitting the company to issue false and misleading public statements concerning the company’s operating and financial results, and also alleged that directors of the company sold shares of the Company’s common stock at artificially inflated prices. On December 22, 2005, the two derivative actions were consolidated. On February 19, 2007, the plaintiffs signed a Stipulation of Dismissal dismissing the derivative lawsuits, and on March 26, 2007, the court issued the Order of Dismissal.

On December 5, 2001, Ron Nystrom commenced an action against the company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the District Court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment to the company, and remanded the case to the district court for further proceedings. The company sought a rehearing of the decision by the Court of Appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the District Court’s grant of summary judgment to the company with respect to non-infringement. On January 25, 2006, the District Court issued a judgment dismissing plaintiff’s case against the company. The plaintiff filed a petition for writ of certiorari in the United States Supreme Court on January 30, 2006, and a notice of appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit on February 22, 2006. On April 3, 2006, the United States Supreme Court denied the plaintiff’s writ of certiorari. On October 4, 2006, the Court of Appeals affirmed the District Court’s judgment dismissing plaintiff’s action against the company.

In connection with the foregoing patent litigation, on April 12, 2002, the company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit sought to enforce a provision in the company’s 1996 purchase agreement with Mobil Oil Corporation, pursuant to which the company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation, the predecessor of ExxonMobil Corporation. In that agreement, Mobil agreed to indemnify the company for any losses, including reasonable legal fees, incurred by the company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil denied liability to indemnify the company for such losses. On December 10, 2002, the District Court entered summary judgment in favor of the company and ordered ExxonMobil to indemnify the company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom and the company’s lawsuit against ExxonMobil. On May 21, 2003, the District Court entered an order staying final determination of total damages due to the company pending resolution of the Nystrom appeal. On February 2, 2004, the District Court issued another order continuing the stay pending the resolution of the Nystrom appeal. On March 22, 2007, the company and ExxonMobil agreed to settle the lawsuit, with ExxonMobil reimbursing the company for a portion of its attorneys fees incurred in connection with the Nystrom litigation and the lawsuit against ExxonMobil.

On October 16, 2006, Ron Nystrom commenced another lawsuit against the company, and included Home Depot, Inc. and Snavely Forest Products, Inc. as defendants as well. Mr. Nystrom alleges that the company’s Accents product and other new products introduced subsequent to the commencement of the first action infringe his patent. The company believes that this claim is without merit, and is barred by the Judgment in the preceding action. The company has also asserted against Exxon-Mobil Corporation an indemnity claim pursuant to the 1996 purchase agreement referred to above. As part of the settlement with ExxonMobil referred to above, the company and ExxonMobil have agreed to each bear a certain proportion of the cost of defense of the second Nystrom lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low sale prices of our common stock for each quarter during 2005 and 2006 as reported by the New York Stock Exchange:

2006	High	Low
First Quarter	$32.10	$24.17
Second Quarter	31.41	24.79
Third Quarter	28.35	23.64
Fourth Quarter	26.42	20.52

2005	High	Low
First Quarter	$52.31	$44.20
Second Quarter	44.62	24.75
Third Quarter	29.70	23.10
Fourth Quarter	29.48	20.02

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2001 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2002, 2003, 2004, 2005, and 2006.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
Trex Company	$100.00	$185.89	$200.00	$276.15	$147.71	$120.54
Russell 2000	$100.00	$79.52	$117.09	$138.55	$144.86	$171.47
S&P 600 BPI	$100.00	$96.36	$141.66	$186.26	$213.09	$224.61

Other Stockholder Matters

As of March 15, 2007, there were approximately 250 holders of record of our common stock.

In 2006, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

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

The following table presents selected financial data as of December 31, 2002, 2003, 2004, 2005 and 2006 and for each of the years in the five-year period ended December 31, 2006.

•

The selected financial data as of December 31, 2005 and 2006 and for each of the years in the three-year period ended December 31, 2005 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 are derived from our financial statements which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$167,079	$191,008	$253,628	$294,133	$336,956
Cost of sales	90,479	107,110	150,793	213,897	257,671

Gross profit	76,600	83,898	102,835	80,236	79,285
Selling, general and administrative expenses	42,150	46,829	56,351	77,378	73,223

Income from operations	34,450	37,069	46,484	2,585	6,062
Interest expense, net	7,782	3,560	3,064	2,626	3,011

Income before income taxes	26,668	33,509	43,420	232	3,051
Provision (benefit) for income taxes	9,891	12,429	15,933	(2,019)	708

Net income	$16,777	$21,080	$27,487	$2,251	$2,343

Basic earnings per share	$1.18	$1.45	$1.88	$0.15	$0.16

Basic weighted average shares outstanding	14,166,307	14,522,092	14,636,959	14,769,799	14,829,832

Diluted earnings per share	$1.16	$1.43	$1.85	$0.15	$0.16

Diluted weighted average shares outstanding	14,481,234	14,727,838	14,834,718	14,879,661	14,892,966

Cash Flow Data:
Cash provided by (used in) operating activities	$52,964	$5,617	$45,265	$11,234	$(4,038)
Cash used in investing activities	(6,192)	(17,727)	(56,319)	(29,374)	(27,743)
Cash provided by (used in) financing activities	(31,879)	5,379	26,859	(4,432)	31,058

Other Data (unaudited):
EBITDA (1)	$44,039	$49,608	$60,197	$18,997	$26,324

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$14,893	$8,162	$44,926	$1,395	$672
Working capital	24,134	49,728	78,910	40,061	29,559
Total assets	183,556	210,391	286,772	285,714	352,317
Total debt	55,196	54,376	78,497	73,606	104,637
Total stockholders’ equity	98,775	127,297	159,937	164,708	169,415

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Net income	$16,777	$21,080	$27,487	$2,251	$2,343
Plus interest expense, net	7,782	3,560	3,064	2,626	3,011
Plus income tax provision (benefit)	9,891	12,429	15,933	(2,019)	708
Plus depreciation and amortization	9,589	12,539	13,713	16,139	20,262

EBITDA	$44,039	$49,608	$60,197	$18,997	$26,324

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the last three years, the company has expanded its product offerings by introducing the Trex Accents® and Trex Brasilia® decking product lines and the new Trex Designer Series Railing® and Trex Artisan Series Railing® products. Sales of the Trex Accents product, which was launched in the fourth quarter of 2003, accounted for approximately 67% of total gross sales in the year ended December 31, 2006. Sales of the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products accounted for approximately 17% of total gross sales in the year ended December 31, 2006. Because these new products have a higher price per unit, the introduction of the products into the sales mix had a positive effect on total revenue. The company expects that the demand for the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products will grow as a result of expanded marketing and merchandising efforts. In 2006, the company introduced a fencing product, Trex Seclusions®, in limited test markets. Sales of Trex Seclusions were not significant in 2006. The company expects demand for Trex Seclusions to grow as fencing wholesalers and installers become more familiar with the product.

The management of raw material costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting, in part, from the temporary suspension of operations of some production lines. In 2006, manufacturing unit costs have been negatively affected by continued increases in the cost of PE material and incremental costs associated with the company’s quality initiatives. In 2006, the company’s PE material costs increased 19% over 2005. The company expects that new PE material sourcing and processing initiatives will be necessary for it to effectively manage its costs of PE material and improve manufacturing performance in future periods. The company continues to focus on product quality initiatives to enhance the appearance of the entire product line. These initiatives emphasize color consistency and other product specifications. Each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit. These initiatives have contributed to higher manufacturing costs by reducing manufacturing efficiencies, as well as increasing labor and raw material costs.

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

There is no product return rights granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the Company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so. Product returns were not material to net sales in fiscal year 2004, 2005 or 2006.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Actual warranty costs have not been material during fiscal year 2004, 2005 or 2006. On some occasions, the Company will voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. The company considers on a case-by-case basis each situation in which it may effect such a discretionary replacement or refund.

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

Inventories. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The company believes that its current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for estimated slow moving products or obsolescence. The company has written down the estimated portion of PE material and other raw materials that are not consumable to its estimated market value. At December 31, 2006, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $26.1 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results. The company currently anticipates that inventory levels in 2007 will be consistent with inventory levels in 2006.

Property, Plant and Equipment. At December 31, 2006, the company’s construction in process totaled approximately $31.3 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our manufacturing sites, and to provide process and productivity improvements. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, the company compares the carrying values of its long-lived assets, including construction in process, against the estimated undiscounted cash flows relating to those assets. Actual results could differ from those estimates. In such event, the carrying value and the estimated useful lives of the company’s long-lived assets could be reduced in the future.

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

Contingencies and Other Liabilities. In anticipation of relocating the company’s corporate headquarters, we entered into a lease agreement in July 2005. We reconsidered and decided not to move our headquarters. We began paying rent under the lease on January 1, 2006. As of December 31, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $1.1 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $18.7 million thereafter. We are currently negotiating a sublease agreement for a portion of the office space, and are currently attempting to sublet the remaining office space. Based on current market conditions, we estimate that the present value of the estimated future sublease rentals, net of transaction costs, will be less than the remaining minimum lease payment obligations under our lease for the office space. Accordingly, pursuant to Financial Accounting Standards Board Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a charge of $0.7 million in selling, general and administrative expenses in the quarter ended December 31, 2006. The charge reflected a reduction in estimated future sublease income from previous estimates as a result of a change in our assumptions regarding both the commencement dates and rental rates of anticipated subleases. We paid $0.7 million in lease payments and recognized $2.5 million of total expense related to the lease in the year December 31, 2006 and have a $1.8 million liability recorded at December 31, 2006. The change in our estimate related to the assumptions regarding anticipated sublease income accounted for $0.9 million of the expense in the year ended December 31, 2006.

Our assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located have remained consistent at approximately 10% during 2006, while rental rates have increased marginally. Management believes that the rental rate on the proposed sublease agreement is an indicator of current market rates in the area. However, the anticipated delivery of a significant amount of new office space in the area over the next 18 months may have a negative effect on vacancy and rental rates. The inability to sublet the remaining office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in additional charges in future periods.

The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2006. The company’s provisions for probable losses have not materially affected the company’s operating results in any annual period presented in this report.

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

Valuation of Deferred Tax Assets. The company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109, “Accounting for Income Taxes.” At December 31, 2006, the company had a valuation allowance of $2.2 million related primarily to uncertainty regarding the recoverability of certain state tax credit carryforwards and incentives. The company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing taxable temporary differences, estimated future taxable income for each applicable state, and the expiration period of tax credit carryforwards in determining the need for a valuation allowance. Based upon this analysis, management determined that it is more likely than not that certain state tax credit carryforwards will expire unused and, accordingly, recorded a valuation allowance for such credit carryforwards. It is possible that the facts underlying the company’s estimates and assumptions may not materialize in future periods, which may require the company to record additional deferred tax valuation allowances, or to reduce previously recorded valuation allowances.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	59.5	72.7	76.5

Gross profit	40.5	27.3	23.5
Selling, general and administrative expenses	22.2	26.3	21.7

Income from operations	18.3	1.0	1.8
Interest expense, net	1.2	0.9	0.9

Income before taxes and extraordinary item	17.1	0.1	0.9
Provision (benefit) for income taxes	6.3	(0.7)	0.2

Net income	10.8%	0.8%	0.7%

2006 Compared to 2005

Net Sales. Net sales in 2006 increased 14.6% to $337.0 million from $294.1 million in 2005. The increase in net sales was primarily attributable to an increase in price per unit and, to a lesser extent, a 5.3% growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in price per unit resulted from a price increase, effective January 2006, of 4% and a price increase, effective May 2006, of 7%, as well as from increased sales of the higher unit priced products. The effect of the price increases was partially offset by a 4% sales price discount offered on certain products in the 2006 third quarter. The company offered various sales incentives to its distributor customers during both 2005 and 2006. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2005 and 2006 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2005 early buy program included prompt payment discounts from 1.0% to 2.0% or extended payment terms from 45 to 90 days. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.0% or extended payment terms from 30 to 90 days. In addition, in the fourth quarter of 2006, the company granted extended payment terms of up to 150 days on shipments in the fourth quarter to encourage distributors to start stocking inventory for the upcoming decking season. Similar incentives were not offered in the fourth quarter of 2005.

Gross Profit. Gross profit decreased 1.2% to $79.3 million in 2006 from $80.2 million in 2005. The decrease was primarily attributable to the higher unit manufacturing costs, which resulted from a 19% increase in the cost per pound of PE material, an additional $11.7 million in labor and packaging expenses incurred as a result of product quality initiatives, an increase in freight costs and lower production yields. The negative effect of these factors was offset in part by 8.8% higher average sales prices per unit. Gross profit as a percentage of net sales decreased to 23.5% in 2006 from 27.3% in 2005. The overall reduction in gross margin was primarily attributable to the negative 9.2% effect of the forgoing factors, which was partially offset by the positive 5.8% effect of increased sales prices and sales of higher margin products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.4% to $73.2 million in 2006 from $77.4 million in 2005. The lower selling, general and administrative expenses resulted principally from a decrease of $6.4 million in branding expenses, a decrease of $1.0 million in professional fees and a decrease of $0.8 million in personnel-related expenses, including salaries, benefit and hiring costs. Selling, general and administrative expenses in 2005 also included the write-off of $1.0 million in equipment which the company disposed of during 2005 in connection with its retooling of some of its production lines. The effect of these factors was offset in part by a $2.5 million increase in expenses related to the lease for unused office space the company is attempting to sublet, a $2.3 million increase in consumer relations expenses and a $0.3 million increase in market research expenses. For additional information regarding the lease, see Note 12 to the consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% in 2006 from 26.3% in 2005.

Interest Expense. Net interest expense increased to $3.0 million in 2006 from $2.6 million in 2005. The increase in net interest expense resulted primarily from a decrease in interest capitalized on construction in process. The company capitalized $1.8 million and $2.5 million of interest on construction in process in 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes increased to $0.7 million in 2006 from a benefit of $2.0 million in 2005. The effective rate was approximately 23.2% in 2006 compared to a benefit of approximately 870.3% in 2005. The effective rate for 2006 differed from the expected statutory rates due primarily to the recognition of certain federal and state tax credits and incentives. The 2005 income tax benefit differed from the expected tax provision determined by applying the expected statutory rates due primarily to the recognition of certain federal and state tax credits and incentives for which the company determined that it qualified for in 2005. The state tax benefit resulted from the expansion of the company’s operations into Mississippi as well as the recognition of other state tax credits and incentives for which the company filed amended tax returns for prior years.

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

Interest Expense. Net interest expense decreased to $2.6 million in 2005 from $3.1 million in 2004. The decrease was primarily attributable to an increase in the amount of interest capitalized on construction in process and a reduction in interest expense on the company’s senior notes. The reduced senior note interest expense reflected a decrease in outstanding borrowings following the company’s payment in June 2005 of the first of five scheduled $8.0 million principal payments. The company capitalized $2.5 million of interest in 2005 and $1.3 million of interest in 2004. These effects were offset in part by additional interest expense related to the $25.0 million variable rate promissory note that the company issued in December 2004. Total interest under the promissory note totaled $0.9 million in 2005.

Provision for Income Taxes. The provision for income taxes decreased to $(2.0) million in 2005 (net benefit) from $15.9 million in 2004 (net expense). The provision reflected a benefit of approximately 870.3% in 2005 compared to tax expense of approximately 36.7% in 2004. The change in the 2005 effective rate was primarily due to the impact of state taxes. For 2005, the tax provision consisted of federal tax expense of approximately $0.4 million, which was offset by a state tax benefit of $2.4 million. The state tax benefit resulted from the expansion of the company’s operations into Mississippi and the recognition of certain other state tax credits and incentives. At December 31, 2005 and 2004, the company had income tax refunds receivable of $8.2 million and $0.3 million, respectively. The increase in the income tax receivable resulted from the amendment of certain prior year tax returns and from the overpayment of taxes during early 2005 that resulted from lower than estimated taxable income.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The company’s cash provided by (used in) operating activities was $45.3 million in 2004, $11.2 million in 2005 and $(4.0) million in 2006. In 2004, the effects on cash flows of a higher net sales volume and increases in accounts payable and accrued expenses were offset, in part, by increases in receivables. In 2005 (compared to 2004), the effects on cash flows of a higher sales volume and lower receivables were more than offset by lower profitability and increases in inventories and income taxes receivable. In 2006 (compared to 2005), the effects on cash flows of higher receivables and increases in inventories were partially offset by increases in accounts payable. Net income in 2006 increased $0.1 million from 2005, as the effect of higher sales volume and lower selling, general and administrative expenses were offset by higher unit manufacturing expenses. Noncash charges, including depreciation and amortization, increased $3.4 million from $19.1 million in 2005 to $22.5 million in 2006. Accounts receivable increased $5.7 million from $12.4 million at December 31, 2005 to $18.1 million at December 31, 2006, compared to a decrease of $9.6 million from $22.0 million at December 31, 2004 to $12.4 million at December 31, 2005. The higher accounts receivable balance at December 31, 2006 resulted from the extended payment terms offered to customers in the fourth quarter of 2006 to provide incentive to meet early season demand. The days of sales outstanding increased from 25 at December 31, 2005 to 51 at December 31, 2006. The reduced use of cash in 2005 to support accounts receivable was attributable, in part, to the effect of a higher than historical level of accounts receivable at December 31, 2004. The higher accounts receivable balance at December 31, 2004 resulted from the extended payment terms offered to customers in the fourth quarter of 2004 to facilitate the introduction on a national basis of the Trex Brasilia® line of decking products and to provide additional incentives to customers to meet early season demand. The company did not offer this type of program in the fourth quarter of 2005. The company’s total inventories, including raw materials and finished goods, increased $54.5 million from $56.9 million at December 31, 2005 to $111.4 million at December 31, 2006 compared to an increase of $12.5 million from $44.4 million at December 31, 2004 to $56.9 million at December 31, 2005. Raw materials inventories increased $10.1 million from $18.1 million at December 31, 2005 to $28.2 million at December 31, 2006 compared to an increase of $6.3 million from $11.8 million at December 31, 2004 to $18.1 million at December 31, 2005. Raw material inventories increased in 2006 primarily in anticipation of the company’s new PE reprocessing capabilities. Finished goods inventories increased $44.4 million from $38.8 million at December 31, 2005 to $83.2 million at December 31, 2006 compared to an increase of $6.2 million from $32.6 million at December 31, 2004 to $38.8 million at December 31, 2005. The company’s finished goods inventories increased in 2006 primarily as a result of achieving lower sales volume than expected and due to the impact of the company’s expanded product offering, which requires the company to maintain more inventory items at each of its manufacturing locations. Accounts payable increased $24.7 million from $15.6 million at December 31, 2005 to $40.3 million at December 31, 2006. Accounts payable increased due to a higher level of production activity and capital expenditures in the fourth quarter of 2006 compared to the fourth quarter of 2005.

The company’s cash used in investing activities totaled $56.3 million in 2004, $29.4 million in 2005 and $27.7 million in 2006 and primarily related to expenditures for the purchase of property, plant and equipment, in 2004 and 2005, the expenditures supported expansion of the company’s manufacturing capacity, mainly at the Olive Branch facility. In 2006, expenditures related primarily to the purchase of PE reprocessing and manufacturing equipment and information technology equipment.

The company’s cash provided by (used in) financing activities was $26.9 million in 2004, $(4.4) million in 2005 and $31.1 million in 2006. In 2004, the company received $25.0 million in proceeds from borrowings, as described below, which were used to fund a portion of the construction and equipment costs associated with its Olive Branch site. At December 31, 2006, there were $44.1 million of borrowings outstanding under the company’s revolving credit facility compared to $4.1 million at December 31, 2005. The increase in borrowings was necessary to support the increase in inventories and accounts receivable at December 31, 2006.

Indebtedness. At December 31, 2006, the company’s indebtedness totaled $104.6 million and the annualized overall weighted average interest rate of such indebtedness was approximately 7.1%.

On June 19, 2002, the company refinanced indebtedness outstanding under a senior bank credit facility and various real estate loans. The company refinanced this indebtedness with the proceeds from its sale of $40.0 million principal amount of senior notes due June 19, 2009 and borrowings under new real estate loans having a principal amount of $12.6 million. In connection with the refinancing, the company replaced its existing revolving credit facility with a $20.0 million revolving credit facility. The senior notes, which were privately placed with institutional investors, accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes began in June 2005.

On September 30, 2004, the company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility to September 30, 2007 and the maturity date of the real estate loans to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to the specified London Interbank Offered Rate, or LIBOR, plus specified margins. The specified margins are determined based on the company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The amendment reduced the margins for the credit facility to a range of 1.25% to 1.75% and for the real estate loans to a range of 1.50% to 2.50%.

On December 16, 2004, the company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restricted the company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the company’s new manufacturing facility, which is located in Olive Branch, Mississippi. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the company’s account. The company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid each month at a variable rate established on a weekly basis. The variable rate on the bonds was 4.00% on December 31, 2006. The note interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains affirmative covenants and negative covenants which, among other things, restrict the company’s ability to incur additional indebtedness and liens, engage in any consolidation, merger or sale of assets outside the ordinary course of business, and make specified investments, loans or advances. The company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

On January 19, 2006, the company entered into amendments to its revolving credit facility agreement and bond reimbursement agreement. Among other things, the amendments:

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

On November 9, 2006, the company entered into amendments to its revolving credit facility agreement and bond reimbursement agreement. Among other things, the amendments:

•	increased the principal amount of the revolving credit commitment under the credit facility for the period through June 30, 2007 from $20.0 million to $70.0 million; and

•

provided that the ratio of the company’s total consolidated debt to consolidated EBITDA, as prescribed under the revolving credit facility, be amended for the four-quarter periods ended December 31, 2006 and March 31, 2007.

On February 12, 2007, the company entered into amendments to its revolving credit facility agreement and bond reimbursement agreement. Among other things, the amendments, which were effective as of December 31, 2006:

•

increased the principal amount of the revolving credit commitment under the credit facility for the period from February 1, 2007 through June 30, 2007 from $70.0 million to $100.0 million, after which date the revolving credit commitment will be reduced to $20.0 million; and

•

provided that the ratios of total consolidated debt to consolidated EBITDA and consolidated EBITDA to fixed charges, as prescribed under the revolving credit facility, be amended for the four quarter-periods ended December 31, 2006 and March 31, 2007.

As a part of the amendments, the company, on March 16, 2007, secured its obligations under the revolving credit facility agreement and under its outstanding senior notes, which have a principal amount of $24 million, with a lien on the company’s accounts receivable and inventory. These obligations were unsecured before the amendments.

The company’s ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At December 31, 2006, the borrowing base was $50.7 million and $44.1 million of borrowings were outstanding under the facility.

As a result of the company’s seasonal business trends, its working capital borrowing needs peak in March and April of each year and decline substantially by the end of the second quarter. The company’s current borrowing capacity under its revolving credit facility will be contractually reduced to $20.0 million at June 30, 2007 from $100.0 million at March 31, 2007 and the facility will expire on September 30, 2007. The company currently expects to seek to renew its revolving credit facility before the expiration date.

Interest Payment Obligations. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates of its real estate loans. At December 31, 2006, the company had limited its interest rate exposure at an annual effective rate of approximately 9.0% on its entire $11.5 million principal amount of real estate loans.

The company financed its purchase of its Winchester, Virginia site in June 1998 with a ten-year term loan. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 9.12% at December 31, 2006.

The company financed its purchase of the Trex technical center in November 1998, in part, with the proceeds of a ten-year term loan. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 8.8% at December 31, 2006.

In connection with its acquisition of its Fernley, Nevada site in September 1999, the company obtained a 15-year term loan. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2006.

In connection with its acquisition of a site adjacent to its original Winchester, Virginia site in August 2000, the company obtained a 15-year term loan. Pursuant to amended terms adopted on September 30, 2004, the loan will be payable in full on September 30, 2009. Under an interest rate swap agreement, the company pays interest on this loan at an annual effective rate of 10.10% at December 31, 2006.

In January 2005, under interest rate swap agreements, the company pays interest on $10.0 million principal amount of its variable rate promissory note at an annual effective rate of 3.12% for seven years and interest on an additional $10.0 million principal amount at an annual effective rate of 2.95% for five years.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2006, after giving effect to covenant amendments described above, the company was in compliance with these covenants. The foregoing debt agreements contain cross-default provisions.

The company’s ability to make scheduled principal and interest payments on its real estate loans, senior notes and variable rate promissory note, borrow under its revolving credit facility and maintain compliance with the related financial covenants will depend primarily on its ability to generate substantial cash flow from operations. The generation of operating cash flow is subject to the risks of the company’s business, some of which are discussed in this report under “Item 1A. Risk Factors.”

Contractual Obligations. The following tables show, as of December 31, 2006, the company’s contractual obligations and commercial commitments, which consist primarily of long-term debt, operating leases and letters of credit (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$60,505	$9,115	$23,345	$1,144	$26,901
Operating leases	49,324	7,020	11,200	9,142	21,962

Total contractual cash obligations	$109,829	$16,135	$34,545	$10,286	$48,863

The amount shown for contractual obligations does not include amounts that the company is obligated to purchase under raw material supply contracts. The waste wood and PE material supply contracts generally provide that the company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. For information about these contractual cash obligations, see notes 6, 9 and 12 to the company’s consolidated financial statements appearing elsewhere in this report.

Other Commercial Commitments

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of credit	$335	$335	$—	$—	—

Total commercial commitments	$335	$335	$—	$—	—

The company does not have off-balance sheet financing arrangements other than its operating leases and letters of credit.

Capital Requirements. The company made capital expenditures of $34.1 million in 2004, $49.9 million in 2005 and $27.7 million in 2006, primarily to expand its manufacturing capacity. The company currently estimates that its capital expenditures in 2007 will be in the range of $20 to $30 million. Capital expenditures in 2007 are expected to be used to make process and productivity improvements, and to increase capacity at the company’s three existing manufacturing sites. The company expects that it will continue to make significant capital expenditures in 2008 and subsequent years to meet an anticipated increase in the demand for Trex.

As of December 31, 2006, the company had a total of approximately $0.7 million of cash and cash equivalents. The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s revolving credit facility or under other arrangements, as discussed below, will provide sufficient cash to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with the terms of its financing agreements for at least the next 12 months. Significant capital expenditures will likely be required to expand the production capabilities of the company’s manufacturing sites to provide increased capacity to meet the company’s expected growth in demand for its products. The amount and timing of these investments will depend on the anticipated demand for Trex, the production obtained from its existing sites, the availability of funds and other factors. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company funded its aggregate capital expenditures of $111.7 million for the three-year period ended December 31, 2006 from a combination of cash flow from operations and proceeds from financing activities, including borrowings under various loan and revolving credit facilities. The company currently expects that it will fund its future capital expenditures and other cash needs primarily with cash from operations and with borrowings under its revolving credit facility and other financing arrangements. To meet its anticipated cash requirements for at least the next 12 months, the company expects that it will need to obtain borrowings of up to $100.0 million primarily to fund its seasonal working capital requirements under its revolving credit facility or under alternative financing arrangements. The company will seek to renew its revolving credit facility before the facility expires on September 30, 2007 and, in connection with the renewal, expects to seek an increase in the maximum facility commitment level from the $20.0 million maximum commitment level that will be in effect at the expiration date. If the company is unable to increase the facility commitment to up to approximately $100.0 million, or if the company is able to obtain the additional required financing on more attractive terms from other sources, the company will seek to enter into arrangements for such alternative financing in lieu of, or in addition to, the new facility. As of the date of this report, the company had no commitment to renew its revolving credit facility or for any other financing arrangements. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and floating-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its floating-rate mortgage debt, all of which is based on LIBOR, and on its $25.0 million variable rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At December 31, 2006, the company had limited its interest rate exposure at an annual effective rate of approximately 9.00% on its $11.5 million of floating-rate mortgage debt. At December 31, 2006, the company had limited its interest rate exposure at an annual effective rate of approximately 3.12% for seven years on $10.0 million principal amount of its variable rate promissory note and at an annual effective rate of approximately 2.95% for five years on an additional $10.0 million principal amount of this note. For additional information about the company’s management of its interest rate risk, see note 6 to the company’s consolidated financial statements appearing elsewhere in this report.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at December 31, 2006 was approximately $24.3 million. Based on balances outstanding at December 31, 2006, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $0.3 million at December 31, 2006. The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has purchase agreements for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 1.3 million euros at December 31, 2006.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-24 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weaknesses in our internal control over financial reporting as of December 31, 2006 described below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2006. We are continuing to remediate these material weaknesses as described below under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting.”

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

We assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management identified two material weaknesses (as defined by the Public Company Accounting Oversight Board) as of December 31, 2006, as follows:

•

The Company lacked a sufficient complement of personnel with knowledge of the Company’s financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles and experience in resolving non-routine or complex accounting matters. As a result, errors occurred in the accounting for certain transactions. Management’s review of these transactions and the related account analyses and reconciliations were not sufficient to detect the errors. The errors related to the Company’s inventory, property, plant and equipment, accounts payable, cost of sales, selling, general and administrative expenses and income taxes. These errors resulted in a number of post-closing adjustments that were recorded during the preparation of the 2006 consolidated financial statements.

•

The Company did not have appropriate controls to properly account for activity related to the purchase and receipt of goods and services and the related liabilities. In addition, the Company’s related monitoring process is not sufficient to identify the resulting errors on a timely basis. The errors were primarily due to the recording of inventory, property, plant and equipment, cost of sales and selling, general and administrative expenses at the time of receipt of the goods or services and again at the time the related invoices were received, resulting in an overstatement of assets, liabilities and expenses. These errors resulted in a number of post-closing adjustments that were recorded during the preparation of the 2006 consolidated financial statements.

Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. Management has determined that, because of these material weaknesses, the Company did not maintain effective internal control over financial reporting as of December 31, 2006 based on the criteria specified in the COSO Framework.

Ernst & Young LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this report, has issued a report on management’s assessment of the effectiveness and on the Company’s internal control over financial reporting, which is included in this report.

TREX COMPANY, INC.

April 2, 2007	By:	/S/ ANTHONY J. CAVANNA
Anthony J. Cavanna
Chairman and Chief Executive Officer (Principal Executive Officer)

April 2, 2007	By:	/S/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In 2005, we experienced a number of challenging business issues, including those related to the opening of a new manufacturing facility, new product introductions, turnover in accounting, finance and information technology personnel, and a contemplated relocation of our corporate headquarters. As a result, for certain periods of time we did not have a sufficient complement of qualified staff to ensure that our financial statement close processes resulted in reported results that were complete and accurate. During 2005 we added members to our accounting, finance and information technology staff and implemented additional levels of review in our financial statement close processes to begin to address these challenges.

In 2006 and into 2007, we added additional accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in late 2006 and early 2007 of additional errors related to prior interim periods in 2006 that resulted in management’s determination that restatement of those prior periods’ financial statements was warranted. While the impact of the enhancements to the internal controls over financial reporting has been positive, as discussed above, management’s assessment for 2006 indicates that additional resources, training and experience are necessary for certain of these controls to operate effectively. Management is taking steps to secure additional resources and training for its staff in the affected areas. In addition, management has determined that further enhancements to the purchasing, receiving and accounts payable processes are necessary and we have embarked on a plan to enhance our controls over these processes during 2007.

The Company believes that these corrective actions will remediate the material weaknesses identified above by December 31, 2007. We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting,” during the fourth quarter ended December 31, 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on Internal Control over Financial Reporting

Board of Directors and Shareholders of Trex Company, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Trex Company, Inc. (“Trex”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Trex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Trex’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•

The Company lacked a sufficient complement of personnel with knowledge of the Company’s financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles and experience in resolving non-routine or complex accounting matters. As a result, errors occurred in the accounting for certain transactions. Management’s review of these transactions and the related account analyses and reconciliations were not sufficient to detect the errors. The errors related to the Company’s inventory, property, plant and equipment, accounts payable, cost of sales, selling, general and administrative expenses and income taxes. These errors resulted in a number of post-closing adjustments that were recorded during the preparation of the 2006 consolidated financial statements.

•

The Company did not have appropriate controls to properly account for activity related to the purchase and receipt of goods and services and the related liabilities. In addition, the Company’s related monitoring process is not sufficient to identify the resulting errors on a timely basis. The errors were primarily due to the recording of inventory, property, plant and equipment, cost of sales and selling, general and administrative expenses at the time of receipt of the goods or services and again at the time the related invoices were received, resulting in an overstatement of assets, liabilities and expenses. These errors resulted in a number of post-closing adjustments that were recorded during the preparation of the 2006 consolidated financial statements.

Until these deficiencies are remediated, there is more than a remote likelihood that a material misstatement to the annual or interim consolidated financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated April 2, 2007 on those financial statements.

In our opinion, management’s assessment that Trex did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Trex did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 2, 2007

Item 9B.	Other Information

Security Agreement

As the company previously reported on a Current Report on Form 8-K filed with the SEC on February 16, 2007 and discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness,” the company entered into amendments to its revolving credit facility agreement and bond reimbursement agreement on February 12, 2007. The amendments also required the company, on or before March 16, 2007, to secure its obligations under the revolving credit facility agreement and under its outstanding notes, which have a principal amount of $24 million, with a lien on the company’s accounts and inventory. On March 16, 2007, the company entered into an amendment of its revolving credit facility agreement, a security agreement and intercreditor and collateral agency agreement to satisfy those requirements.

Change in Control Severance Agreements

On April 2, 2007, the company entered into change in control severance agreements with Anthony J. Cavanna, the company’s chief executive officer; Andrew U. Ferrari; the company’s president and chief operating officer; Harold F. Monahan, the company’s executive vice president and general manager; and Paul D. Fletcher, the company’s senior vice president and chief financial officer (the “Covered Executives”); and certain other key employees of the company. The initial terms of the agreements continue through December 31, 2007, but will automatically extend for additional one-year terms unless the company provides six months’ prior notice of its intent to terminate the agreements.

Pursuant to these agreements if, within the period beginning 90 days before and ending two years after a “change in control” of the company, a Covered Executive’s employment is terminated by the company (other than a termination for cause or by reason of death or disability) or if the Covered Executive terminates his employment in certain circumstances defined in the agreement which constitute “Good Reason,” the Covered Executive will receive:

•

a lump sum severance payment of one and one-half times (two and one-half times for Mr. Cavanna) (a) the Covered Executive’s annual base salary (in effect immediately prior to the change in control or termination, whichever is greater) and (b) the greater of (1) the Covered Executive’s target annual cash bonus (for the year in which the change in control occurs or the year of the termination, whichever is greater) or (2) the Covered Executive’s actual annual cash bonus for the last fiscal year immediately prior to termination of employment;

•

continuation of group health and dental insurance, and group life insurance, on the same terms and conditions as though the Covered Executive had remained an active employee, for the longer of 18 months (30 months for Mr. Cavanna) or until coverage is obtained from a new employer; and

•

accelerated vesting of all outstanding long-term incentive awards, including, but not limited to, stock options, stock appreciation rights, restricted shares, and performance shares (at the targeted payment level).

In addition, the agreement with Mr. Cavanna provides for a gross-up payment if he is subject to excise taxes on payments made under his agreement pursuant to Section 4999 of the Internal Revenue Code. The Covered Executives other than Mr. Cavanna are not provided with an excise tax gross-up. If payments made to one of the Covered Executives would cause him to become subject to an excise tax, the company will reduce his payment to the extent necessary to avoid the application of such excise tax, and the Covered Executive will have the option to elect which components of the severance payment are so reduced.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-24 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed herewith.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among the Company, TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed herewith.

10.17	Intercreditor and Collateral Agency Agreement, dated as of March 16, 2007, by and among the Noteholders named in Schedule I therein, Branch Banking and Trust Company, and Branch Banking and Trust Company, as collateral agent. Filed herewith.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.20	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.21	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.22	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.23	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.24	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.25	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.26	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.27	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed herewith.

10.28	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.30	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.31	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.32	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

Exhibit Number	Exhibit Description
10.34	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

10.35	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.36	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.37	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.38	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.39	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2005 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 8 to the consolidated financial statements, in 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trex Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 2, 2007

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,395	$672
Accounts receivable (net of allowance for doubtful accounts of $0.6 million and $1.1 million in 2005 and 2006, respectively)	12,364	18,140
Inventories	56,931	111,434
Prepaid expenses and other assets	3,750	3,201
Income taxes receivable	8,200	6,480
Deferred income taxes	1,711	3,180

Total current assets	84,351	143,107

Property, plant and equipment, net	191,083	198,525
Goodwill	6,837	6,837
Debt-related derivatives	292	359
Other assets	3,151	3,489

Total Assets	$285,714	$352,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$15,581	$40,248
Accrued expenses	15,608	20,053
Line of credit	4,070	44,132
Current portion of long-term debt	9,031	9,115

Total current liabilities	44,290	113,548
Deferred income taxes	15,158	17,217
Debt-related derivatives	1,053	747
Long-term debt	60,505	51,390

Total Liabilities	121,006	182,902

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,889,674 and 14,913,889 shares issued and outstanding at December 31, 2005 and 2006, respectively	149	149
Additional paid-in capital	61,901	62,986
Deferred compensation	(1,076)	—
Accumulated other comprehensive loss	(481)	(278)
Retained earnings	104,215	106,558

Total Stockholders’ equity	164,708	169,415

Total Liabilities and Stockholders’ equity	$285,714	$352,317

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except share and per share data)
Net sales	$253,628	$294,133	$336,956
Cost of sales	150,793	213,897	257,671

Gross profit	102,835	80,236	79,285
Selling, general, and administrative expenses	56,351	77,378	73,223

Income from operations	46,484	2,858	6,062
Interest expense, net	(3,064)	(2,626)	(3,011)

Income before provision for income taxes	43,420	232	3,051
Provision (benefit) for income taxes	15,933	(2,019)	708

Net income	$27,487	$2,251	$2,343

Basic earnings per common share	$1.88	$0.15	$0.16

Basic weighted average common shares outstanding	14,636,959	14,769,799	14,829,832

Diluted earnings per common share	$1.85	$0.15	$0.16

Diluted weighted average common shares outstanding	14,834,718	14,879,661	14,892,966

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2003	14,702,231	$147	$55,889	$(1,829)	$(1,387)	$74,477	$127,297
Comprehensive income:
Net income	—	—	—	—	—	27,487	27,487
Net unrealized losses on derivatives, net of tax	—	—	—	—	(199)	—	(199)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	488	—	488

Total comprehensive income							27,776
Employee stock purchase and option plans	141,589	1	3,290	—	—	—	3,291
Tax benefit of stock options	—	—	1,003	—	—	—	1,003
Amortization of deferred compensation	—	—	—	570	—	—	570

Balance, December 31, 2004	14,843,820	148	60,182	(1,259)	(1,098)	101,964	159,937

Comprehensive income:
Net income	—	—	—	—	—	2,251	2,251
Net unrealized losses on derivatives, net of tax	—	—	—	—	(49)	—	(49)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	666	—	666

Total comprehensive income	—	—	—	—	—	—	2,868
Employee stock purchase and option plans	47,120	1	1,201	—	—	—	1,202
Tax benefit of stock options and restricted stock	—	—	419	—	—	—	419
Restricted stock awards (grants, net of forfeitures)	17,312	—	842	(842)	—	—	—
Repurchases of common stock	(18,578)	—	(743)	—	—	—	(743)
Amortization of deferred compensation	—	—	—	1,025	—	—	1,025

Balance, December 31, 2005	14,889,674	149	61,901	(1,076)	(481)	104,215	164,708

Comprehensive income:
Net income	—	—	—	—	—	2,343	2,343
Net unrealized losses on derivatives, net of tax	—	—	—	—	(344)	—	(344)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	547	—	547

Total comprehensive income	—	—	—	—	—	—	2,546
Reclassification of deferred compensation upon adoption of SFAS 123R	—	—	(1,076)	1,076	—	—	—
Employee stock purchase and option plans	19,131	—	411	—	—	—	411
Tax benefit of stock options and restricted stock	—	—	51	—	—	—	51
Repurchases of common stock	(14,916)	—	(435)	—	—	—	(435)
Stock-based compensation	20,000		2,134				2,134

Balance, December 31, 2006	14,913,889	$149	$62,986	$—	$(278)	$106,558	$169,415

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Operating Activities
Net income	$27,487	$2,251	$2,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,713	16,139	20,262
Deferred income taxes	1,651	(1,583)	466
Stock-based compensation	570	1,025	2,134
Tax benefit of stock options and restricted stock	1,003	419	—
Equity method losses (income)	42	7	(119)
Other non-cash expense (income)	375	2,124	(225)
Loss (gain) on disposal of property, plant and equipment	80	967	(1)
Changes in operating assets and liabilities:
Accounts receivable	(16,135)	9,600	(5,776)
Inventories	1,593	(12,574)	(54,503)
Prepaid expenses and other assets	(2,263)	412	549
Accounts payable	10,298	(2,205)	24,667
Accrued expenses	7,160	2,600	4,445
Income taxes receivable	(309)	(7,948)	1,720

Net cash provided by (used in) operating activities	45,265	11,234	(4,038)

Investing Activities
Investment in Denplax	(44)	(35)	(41)
Loans to Denplax	(1,250)	(422)	—
Restricted cash	(20,959)	20,959	—
Expenditures for property, plant and equipment	(34,066)	(49,876)	(27,702)

Net cash used in investing activities	(56,319)	(29,374)	(27,743)

Financing Activities
Financing costs	(553)	—	—
Borrowing under mortgages and notes	25,000	—	—
Principal payments under mortgages and notes	(879)	(8,961)	(9,031)
Borrowings under line of credit	1,546	24,286	107,663
Principal payments under line of credit	(1,546)	(20,216)	(67,601)
Repurchases of common stock	—	(743)	(435)
Proceeds from employee stock purchase and option plans	3,291	1,202	411
Excess tax benefits from stock-based compensation	—	—	51

Net cash provided by (used in) financing activities	26,859	(4,432)	31,058

Net increase (decrease) in cash and cash equivalents	15,805	(22,572)	(723)
Cash and cash equivalents at beginning of year	8,162	23,967	1,395

Cash and cash equivalents at end of year	$23,967	$1,395	$672

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$3,193	$2,387	$2,963
Cash paid (received) for income taxes, net	$13,074	$5,079	$(961)

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and interest rate swap contracts. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2006, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts. A valuation allowance is provided for known and anticipated credit losses, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. The Company’s losses as a result of uncollectible accounts have not been significant.

In the years ended December 31, 2004, 2005 and 2006, sales from certain customers accounted for 10% or more of the Company’s total gross sales. For the year ended December 31, 2004, the Company’s three significant customers accounted for 25%, 17% and 15%, respectively, of the Company’s gross sales. For the year ended December 31, 2005, the Company’s three significant customers represented 22%, 18% and 15%, respectively, of the Company’s gross sales. For the year ended December 31, 2006, the Company’s four significant customers represented 24%, 16%, 15% and 11% respectively, of the Company’s gross sales. As of December 31, 2005, three customers represented 30%, 21% and 12%, respectively, of the Company’s accounts receivable balance. As of December 31, 2006, four customers represented 17%, 15%, 13% and 12 % respectively, of the Company’s accounts receivable balance.

Approximately 38%, 36% and 28% of the Company’s raw materials purchases for the years ended December 31, 2004, 2005 and 2006, respectively, were purchased from its four largest suppliers.

The Company is also exposed to credit loss in the event of nonperformance by the counter-parties to its interest rate swap agreements, but the Company does not anticipate nonperformance by the counter-parties. The amount of such exposure is generally the unrealized gains, if any, under such agreements.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value.

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

Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. If an asset is removed from service on a temporary basis, the recognition of depreciation expense is suspended for such period of time.

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Each year, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company conducts an impairment test. For the years ended December 31, 2005 and 2006, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31st in each year.

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

Revenue Recognition

The Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer from the Company’s manufacturing facilities. The Company does not grant contractual product return rights to its customers other than pursuant to its product warranty. Product returns have not been material and, consequently, the Company does not maintain an allowance for product returns. The Company warrants certain attributes of its products. The Company has recorded a provision for estimated warranty costs, which have not been material, in the period in which the sale is recorded.

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which superseded APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This statement requires that share-based transactions be accounted for using a fair-value-based method to recognize compensation expense, and that the benefits of tax deductions in excess of recognized compensation cost (excess tax benefits) be reported as a financing cash flow rather than as an operating cash flow. The Company adopted this standard on January 1, 2006 using the modified prospective method. Accordingly, results for prior periods have not been restated.

Prior to the adoption of SFAS 123R, the Company’s employee stock-based compensation was accounted for in accordance with APB 25, under which no compensation expense had been recorded for stock options because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. The following table illustrates the effect on the Company’s net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation during 2004 and 2005 (dollars in thousands, except per share data):

	Years Ended December 31,
	2004	2005
Net income, as reported	$27,487	$2,251
Less: employee stock-based compensation related to stock options determined under fair value based method, net of related tax effects	(1,235)	(4,273)

Net income (loss), pro forma	$26,252	$(2,022)

Basic earnings per share, as reported	$1.88	$0.15
Basic earnings (loss) per share, pro forma	$1.79	$(0.14)
Diluted earnings per share, as reported	$1.85	$0.15
Diluted earnings (loss) per share, pro forma	$1.77	$(0.14)

The fair value of each stock option is estimated on the date of grant using a Black Scholes option-pricing model. The weighted-average grant date fair value of options granted in the years ended December 31, 2004 and 2005 were $15.37 and $16.96, respectively. The following assumptions were used in calculating the pro forma stock-based compensation expense related to stock options:

	Years Ended December 31,
	2004	2005
Dividend yield	0%	0%
Average risk-free interest rate	3.3%	4.0%
Expected term (years)	5	5
Volatility	40%	35%

In December 2005, the Compensation Committee of the Board of Directors approved the immediate and full acceleration of the vesting of each outstanding otherwise unvested stock option that had an exercise price greater than $25.92. The acceleration was effective as of December 19, 2005. The acceleration applied to stock option awards for 247,898 shares of common stock from 2002 through 2005. Because the accelerated options each had an exercise price in excess of the then current market value of the common stock based on the closing price of $25.92 per share reported on the New York Stock Exchange on December 19, 2005, the Company did not record any incremental compensation expense under APB 25. The acceleration will minimize the future compensation expense that the Company would otherwise have recognized in its consolidated statement of operations with respect to those options pursuant to SFAS No. 123R. Future expense related to options granted as of December 31, 2005 under SFAS 123R of approximately $2.6 million was eliminated as a result of the accelerated vesting.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, “Accounting for Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2004, 2005 and 2006, research and development costs were $2.7 million, $3.6 million and $4.2 million, respectively, and have been included in selling, general and administrative expenses in the accompanying financial statements.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant advertising production costs are deferred and recognized as expense over the period that the related advertisement is used, beginning with the first publication or airing of the advertisement and ending with the earlier of the last publication or airing of the advertisement within a fiscal year or the end of the fiscal year. As of December 31, 2005, $0.1 million was included in prepaid expenses for production costs. As of December 31, 2006, $1.5 million was included in prepaid expenses and other assets for advertising production costs for advertisements that will be used in the year ending December 31, 2007.

For the years ended December 31, 2004, 2005 and 2006, branding expenses, including advertising expenses as described above, were $17.2 million, $24.9 million and $18.5 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2005 and 2006. The fair value of the Company’s senior notes at December 31, 2006 was estimated at $24.3 million.

Derivative Instruments

Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by subsequent pronouncements. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In order to manage market risk exposure related to changing interest rates, the Company has entered into interest rate swap agreements that effectively convert its floating-rate debt to fixed-rate obligations. These interest rate swap agreements are accounted for as cash flow hedges as permitted by SFAS No. 133.

The effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. Such amounts recognized in current earnings have not been material. The Company estimates that of the $0.3 million included in accumulated other comprehensive loss at December 31, 2006, the amount to be reclassified into earnings over the next twelve months will not be material.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Investment in Denplax

During 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”). The Company adopted the Interpretation during the first quarter of 2004. The adoption of the Interpretation did not have a material impact on the Company’s financial position or results of operations. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to 27,200 metric tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2004, 2005 and 2006, the Company purchased 14,424 metric tons for approximately $3.2 million, 13,275 metric tons for approximately $2.8 million, and approximately 16,552 metric tons for approximately $4.2 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. During the years ended December 31, 2004, 2005 and 2006, the Company made additional investments in Denplax of approximately $44,000, $35,000 and $41,000, respectively. The carrying amount of the Company’s investment in Denplax at December 31, 2006 was approximately $1.2 million. In addition the Company had outstanding loans due from Denplax totaling approximately $1.7 million and $1.8 million at December 31, 2005 and 2006, respectively.

New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends Accounting Research Bulletin 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is evaluating the effect that the adoption of FIN 48 will have on its results of operations or financial position.

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

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2005	2006
Finished goods	$38,779	$83,224
Raw materials	18,152	28,210

	$56,931	$111,434

At December 31, 2005 and 2006, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $24.7 million and $26.1 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2005	2006
Building and improvements	$49,104	$49,811
Machinery and equipment	165,530	183,540
Furniture and equipment	2,254	2,472
Forklifts and tractors	3,874	3,972
Computer equipment	7,859	9,346
Construction in process	24,473	31,263
Land	8,857	8,857

	261,951	289,261
Accumulated depreciation	(70,868)	(90,736)

	$191,083	$198,525

The Company had construction in process as of December 31, 2006 of approximately $31.3 million. The Company expects that the construction in process will be completed and put into service in the years ending December 31, 2007 and 2008.

Depreciation expense for the years ended December 31, 2004, 2005 and 2006 totaled $13.7 million, $16.1 million and $20.3 million, respectively.

In connection with the retooling of certain production lines at the Company’s Winchester and Fernley plants, the Company disposed of certain equipment, which resulted in a $1.0 million charge in 2005 included in selling, general, and administrative expenses.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2005	2006
Accrued compensation and benefits	$4,552	$4,491
Accrued sales and marketing costs	4,181	4,242
Accrued customer relations costs	1,808	3,632
Accrued rent obligations	488	2,421
Accrued manufacturing expenses	1,854	2,394
Accrued freight	661	481
Accrued professional and legal costs	686	461
Accrued interest	349	624
Other	1,029	1,307

Total	$15,608	$20,053

In October 2005, the Company entered into a separation agreement with the Company’s former Chairman and Chief Executive Officer. The separation agreement provided for cash payments to be paid through March 2006, all of which were accrued in the accompanying balance sheet at December 31, 2005. The separation agreement also provided for the acceleration of vesting of 6,089 restricted shares of the Company’s common stock, which resulted in the acceleration of the recognition of $0.3 million of stock-based compensation. As a result of the foregoing, the Company recorded a charge of $1.1 million in the three months ended December 31, 2005.

6.	DEBT

2002 Refinancing

On June 19, 2002, the Company refinanced indebtedness outstanding under a senior bank credit facility and various real estate loans. The Company refinanced this indebtedness with the proceeds from its sale of senior notes in the aggregate principal amount of $40.0 million and borrowings under new real estate loans. The senior notes accrue interest at an annual rate of 8.32%. Five principal payments of $8.0 million annually to retire the notes began in June 2005. In connection with the refinancing, the Company replaced its existing revolving credit facility with a $20.0 million revolving credit facility with a new lender.

The Company capitalized $1.4 million of financing costs relating to the foregoing refinancing. The deferred financing costs are amortized over the terms of the various debt instruments.

Real Estate Loans

The Company’s real estate loans accrue interest at annual rates equal to LIBOR plus specified margins. The real estate loans are secured by the Company’s various real estate holdings and are held by financial institutions.

In May 2000, the Company financed its purchase of a manufacturing facility through borrowings under its revolving credit facility. In August 2000, the Company refinanced the borrowings with a 15-year term loan in the original principal amount of $5.9 million. Pursuant to terms of the September 30, 2004 refinancing described below, the loan provides for monthly payments of principal and interest and will be payable in full on September 30, 2009. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 10.10% at December 31, 2006.

In September 1999, the Company refinanced two loans incurred in connection with the site acquisition and construction of a manufacturing facility with a 15-year term loan in the original principal amount of approximately $6.7 million. The loan provides for monthly payments of principal and interest over the 15-year amortization schedule. Under an interest rate swap agreement, interest on this loan is payable at an annual effective rate of 7.90% at December 31, 2006.

In 1998, the Company borrowed $4.8 million under two loans to fund, in part, the acquisition of the site for a manufacturing facility and the site of its research and development facility. The loans provided for monthly payments of principal and interest over a 15-year amortization schedule, with all remaining principal due on the tenth anniversary of the loan dates. Pursuant to terms of the September 30, 2004 refinancing described below, the loans will be payable in full on September 30, 2009. Under interest rate swap agreements, interest on these loans is payable at annual effective rates of 9.12% and 8.80%, respectively, at December 31, 2006.

2004 Refinancing

On September 30, 2004, the Company amended its $20.0 million revolving credit facility and certain real estate loans. The amendment extended the maturity date of the revolving credit facility from June 30, 2005 to September 30, 2007 and the maturity date of the real estate loans from June 30, 2005 to September 30, 2009. The revolving credit facility and real estate loans accrue interest at annual rates equal to the specified London Interbank Offered Rate (“LIBOR”) plus specified margins. The specified margins are determined based on the Company’s ratio of total consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, as computed under the credit facility. The amendment reduced the margins for the credit facility to a range of 1.25% to 1.75% and for the real estate loans to a range of 1.50% to 2.50%. Under the amendment, the lender and the holders of the senior notes described above released their liens on the Company’s assets under the revolving credit facility and the senior notes.

The Company capitalized $0.1 million of financing costs relating to the foregoing refinancing. The deferred financing costs are amortized over the term of the various debt instruments.

Promissory Note

On December 16, 2004, the Company borrowed, under a variable rate promissory note, $25.0 million of the proceeds from the sale of variable rate demand environmental improvement revenue bonds issued by the Mississippi Business Finance Corporation, a Mississippi public corporation. The bonds restricted the Company’s use of the proceeds to financing all or a portion of the costs of the acquisition, construction and equipping of solid waste disposal facilities to be used in connection with the Company’s new manufacturing facility, which is located in Olive Branch, Mississippi. The bonds are special, limited obligations of the issuer and, unless sooner paid pursuant to redemption or other specified principal payment event, will mature on December 1, 2029. Under its loan agreement with the bond issuer, the Company is obligated to make payments sufficient to pay the principal of, premium, if any, and interest on the bonds when due. The Company’s obligation to make these payments will be satisfied to the extent of payments made to the trustee of the bonds under a $25.3 million letter of credit opened for the Company’s account. The Company is obligated under a reimbursement agreement to reimburse the letter of credit bank for drawings made under the letter of credit and to make other specified payments. Interest on the bonds will initially be paid each month at a variable rate established on a weekly basis. The variable rate on the bonds was 4.00% on December 31, 2006. The interest rate is based on auction rates and is reset every seven days. The reimbursement agreement contains certain financial and non-financial covenants.

The Company’s obligations under the reimbursement agreement are secured by a first priority security interest in specified assets relating to the third manufacturing site and facility.

The Company capitalized $0.5 million of financing costs relating to the foregoing financing. The deferred financing costs are amortized over the term of the debt instrument.

Amendments to Debt Agreements

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

On November 9, 2006, the Company entered into amendments to the Company’s bond reimbursement agreement and credit facility agreement. Among other things, the amendments increased the principal amount of the revolving credit commitment under the credit facility agreement for the period from January 1, 2006 through June 30, 2006 from $20.0 million to $70.0 million. The amendments also included adjusted financial covenants under both agreements at December 31, 2006 and at March 31, 2007.

On February 12, 2007, the Company entered into amendments to the Company’s bond reimbursement agreement and credit facility agreement. Among other things, the amendments, which were effective as of December 31, 2006, increased the principal amount of the revolving credit commitment under the credit facility agreement for the period through June 30, 2007 from $70.0 million to $100.0 million. The amendments also included adjusted financial covenants under both agreements at December 31, 2006 and at March 31, 2007. The amendments also required the Company to secure its obligations under the revolving credit facility agreement and under its outstanding notes with a lien on the Company’s accounts and inventory. On March 16, 2007, the Company entered into an amendment to its revolving credit facility agreement, a security agreement and intercreditor and collateral agency agreement to satisfy those requirements.

Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At December 31, 2006, $44.1 million was outstanding under the revolving credit facility and the borrowing base totaled approximately $50.7 million. As of December 31, 2006, the Company had issued letters of credit under the revolving credit facility that totaled $0.3 million and expire in 2007.

To remain in compliance with its credit facility, senior notes and bond loan document covenants, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At December 31, 2006, after giving effect to the foregoing amendments, the Company was in compliance with these covenants. The foregoing debt agreements also contain cross-default provisions.

Long-term debt consists of the following as of December 31 (in thousands):

	2005	2006
Real estate loan, due September 30, 2009	$2,416	$2,171
Real estate loan, due September 30, 2009	681	616
Real estate loan, due September 30, 2009	4,593	4,269
Real estate loan, due September 30, 2014	4,846	4,449
Senior notes	32,000	24,000
Promissory note	25,000	25,000

	69,536	60,505
Less current portion	(9,031)	(9,115)

Long-term debt	$60,505	$51,390

Future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2007	$9,115
2008	9,254
2009	14,091
2010	549
2011	595
Thereafter	26,901

$60,505

During the years ended December 31, 2004, 2005 and 2006, the Company capitalized approximately $1.3 million, $2.2 million and $1.8 million of interest, respectively.

Interest Rate Swaps

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its real estate loans and variable rate promissory note. At December 31, 2006, the Company had limited its interest rate exposure at an annual effective rate of approximately 9.0% on the principal amount of real estate loans, which totaled approximating $11.5 million. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $2.2 million, $0.6 million, $4.4 million and $4.3 million LIBOR-based floating-rate real estate loans exceed (fall below) 9.12%, 8.80%, 7.90% and 10.10%, respectively, based on the credit spread in effect at December 31, 2006. In January 2005, the Company entered into interest rate swap agreements that limited its interest rate exposure at an annual effective rate of 3.12% for seven years on $10.0 million principal amount of its $25.0 million variable rate promissory note and at an annual effective rate of 2.95% for five years on an additional $10.0 million principal amount of such note. Payments received (made) as a result of the agreements are recognized as a reduction of (increase to) interest expense on the variable rate debt. The Company has evaluated and documented these interest rate swap agreements as cash flow hedges of variable rate debt, in which any changes in fair values of the derivatives are recorded in other comprehensive income, net of taxes. Any hedge ineffectiveness is reported in current earnings. Such amounts have not been material. The Company did not incur a premium or other fee for its interest rate swap agreements.

7.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2004	2005	2006
Numerator:
Net income	$27,487	$2,251	$2,343

Denominator:
Basic weighted average shares outstanding	14,636,959	14,769,799	14,829,832
Effect of dilutive securities:
Stock options	108,828	50,532	21,529
Restricted stock	88,931	59,330	41,605

Diluted weighted average shares outstanding	14,834,718	14,879,661	14,892,966

Basic earnings per share	$1.88	$0.15	$0.16

Diluted earnings per share	$1.85	$0.15	$0.16

8.	STOCK-BASED COMPENSATION

On March 12, 1999, the Company adopted the 1999 Stock Option and Incentive Plan (the “1999 Plan”). The 1999 Plan authorized, among other things, the granting of options, restricted stock and other equity-based awards. The exercise price per share under each option granted under the 1999 Plan could not be less than 100% of the fair market value of the common stock on the option grant date. The Compensation Committee of the Board of Directors determined the terms of the options.

On April 21, 2005, the Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan superseded the 1999 Plan and authorizes, among other awards, the granting of options, restricted stock, restricted stock units, stock appreciation rights (“SARs”) and unrestricted stock. The aggregate number of shares of stock available for issuance under the 2005 Plan is 2,150,000 shares. The exercise price per share of each option, and the grant price of each SAR, granted under the 2005 Plan may not be less than 100% of the fair market value of the common stock on the grant date. The Compensation Committee of the Board of Directors determines the terms of awards under the 2005 Plan. At December 31, 2006, 594,766 shares of common stock were reserved for issuance under the 2005 Plan in connection with future awards.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options are generally forfeitable upon termination of an option holder’s service as an employee or director. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award.

As a result of its adoption of SFAS 123R, the Company recognized share-based compensation expense for stock options and SARs of approximately $1.1 million for the year ended December 31, 2006. This expense was included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, such expense has been reduced for estimated forfeitures as required by SFAS 123R. The Company’s income before income taxes and net income for the year ended December 31, 2006 were $1.1 million and $0.7 million, respectively, lower than if the Company had continued to account for stock options and SARs under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 decreased $0.05 and $0.05 per share, respectively, as a result of the adoption of SFAS 123R. As of December 31, 2006, there was $1.6 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 2.1 years. The total fair value of stock options vested during the years ended December 31, 2004, 2005 and 2006 was $3.3 million, $6.8 million and $0.3 million, respectively. In the year ended December 31, 2006, the Company also reflected $0.1 million of excess tax benefits as a financing cash flow in the accompanying consolidated statements of cash flows.

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For stock options and SARs issued in the year ended December 31, 2006, the assumptions shown in the following table were used:

Year Ended December 31, 2006
Dividend yield	0%
Average risk-free interest rate	4.4-5.1%
Expected term (years)	5
Volatility	40-41%

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

Risk-Free Interest Rate. This is the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the options granted are expected to remain unexercised. Options granted during 2006 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the option.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of stock options and SARs granted during the year ended December 31, 2006 was $10.28.

Stock option activity under the 1999 Plan and the 2005 Plan is as follows:

	Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Instrinsic Value as of December 31, 2006
Outstanding at December 31, 2005	718,762	$34.98
Granted	679	$28.80
Exercised	(1,374)	$19.19
Canceled	(130,661)	$34.15
Outstanding at December 31, 2006	587,406	$35.19	6.4	$363,267
Vested and expected to vest at December 31, 2006	587,406	$35.19	6.4	$363,267
Exercisable at December 31, 2006	586,727	$35.20	6.4	$363,267

At December 31, 2006, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 - 19.99	32,730	$17.30	4.4	32,730	$17.30
20.00 - 29.99	178,015	$24.10	4.8	177,336	$24.08
30.00 - 39.99	192,921	$36.75	6.5	192,921	$36.75
40.00 and over	183,740	$47.51	8.1	183,740	$47.51

	587,406	$35.19	6.4	586,727	$35.20

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2005	—	$—
Granted	300,360	$24.21
Outstanding at December 31, 2006	300,360	$24.21
Vested and expected to vest at December 31, 2006	243,760	$23.42
Exercisable at December 31, 2006	14,625	$24.67

Performance Share Awards

In the years ended December 31, 2005 and December 31, 2006, the Company granted performance share awards (“PSAs”) to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a right to receive shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

If specified performance objectives are satisfied for the three-year performance periods ending in the years ending on December 31, 2007 and 2008, the estimated number of shares to be earned is 42,623 and 85,431, respectively, although a maximum number of 63,935 and 128,147 shares, respectively, may be earned depending on the extent to which such performance objectives are satisfied. Prior to January 1, 2006, PSAs were accounted for under APB 25 by charging a portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the date of grant. In the year ended December 31, 2005, 57,037 PSAs were granted at $46.71 per share. In the year ended December 31, 2006, 101,830 PSAs were granted from $24.17 to $28.84 per share. No compensation expense was recognized related to PSAs during the years ended December 31, 2005 and December 31, 2006. At December 31, 2006, there was approximately $3.8 million of total unrecognized compensation expense related to PSAs. As of December 31, 2006, no expense has been recognized regarding such PSAs as the performance objectives are not probable of achievement at such date.

Performance share awards activity under the 2005 Plan is as follows:

	Performance Share Awards	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2005	33,874	$46.71
Granted	101,830	$24.51
Forfeited	(11,000)	$26.53
Nonvested at December 31, 2006	124,704	$30.36

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. In the years ended December 31, 2002, 2005 and 2006, 120,000, 18,944 and 20,000 restricted shares were granted at $23.77, $46.15 and $26.65 per share, respectively. In the years ended December 31, 2004, 2005 and 2006, $1.0 million, $0.9 million and $0.6 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2006, there was $0.6 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 2.6 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2005	90,948	$26.46
Granted	20,000	$26.65
Vested	(44,427)	$26.00
Forfeited	(210)	$46.15
Nonvested at December 31, 2006	66,311	$26.77

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2006, employees had purchased approximately 81,496 shares under the plan. In the year ended December 31, 2006, compensation expense of $0.1 million was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

9.	LEASES

The Company leases office space (also see Note 12), storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2006 were as follows (in thousands):

Year ending December 31,
2007	$7,020
2008	6,056
2009	5,144
2010	5,004
2011	4,138
Thereafter	21,962

$49,324

For the years ended December 31, 2004, 2005 and 2006, the Company recognized rental expenses of approximately $5.8 million, $8.3 million and $13.7 million, respectively.

10.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full- time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2005 and 2006, respectively, for the 401(k) Profit Sharing Plan and $0.8 million, $1.0 million and $1.3 million for the years ended December 31, 2004, 2005 and 2006, respectively, for the Money Purchase Pension Plan.

11.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Federal income taxes (benefit)
Current	$13,411	$634	$—
Deferred	1,493	(263)	803
State income taxes (benefit)
Current	871	(1,070)	242
Deferred	158	(1,320)	(337)

Total provision (benefit)	$15,933	$(2,019)	$708

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
U.S. federal statutory taxes	$15,197	$81	$1,037
State and local taxes, net of U.S. federal benefit	659	(709)	80
State tax credits	—	(2,571)	(1,129)
Research and development credits	—	(204)	(201)
Non-deductible expenses	77	108	94
Increase in valuation allowance	—	1,354	875
Other	—	(78)	(48)

	$15,933	$(2,019)	$708

Deferred tax assets and liabilities as of December 31, 2005 and 2006 consist of the following (in thousands):

	As of December 31,
	2005	2006
Deferred tax assets:
Inventories	$2,100	$2,677
Stock-based compensation	500	864
Accruals not currently deductible and other	1,511	2,346
State tax credit carryforwards	2,571	3,700
Valuation allowance	(1,354)	(2,229)

	$5,328	$7,358

Deferred tax liabilities:
Depreciation and other	$(18,775)	$(21,395)

Net deferred tax liability	$(13,447)	$(14,037)

The valuation allowance as of December 31, 2006 of $2.2 million is primarily attributable to the uncertainty related to the realizability of certain state tax credit carryforwards. Such state tax credits totaled $3.7 million at December 31, 2006 and begin expiring in the year ending December 31, 2008. The Company has considered all available evidence, including its historical levels of taxable income, the future reversal of existing taxable temporary differences, estimated future taxable income for each applicable state, and the expiration period of tax credit carryforwards, in determining the need for a valuation allowance. Based upon this analysis, management determined that it is more likely than not that certain state tax credit carryfowards will expire unused and, accordingly, recorded a valuation allowance for such credit carryforwards.

The Company operates in multiple tax jurisdictions and its tax returns are subject to audit by various taxing authorities. The Company believes that adequate provisions have been made for all tax returns subject to audit.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

Commencing on July 8, 2005, two lawsuits, both of which sought certification as a class action, were filed in the United States District Court for the Western District of Virginia naming as defendants the Company, Robert G. Matheny, a director and the former Chairman and Chief Executive Officer of the Company, and Paul D. Fletcher, Senior Vice President and Chief Financial Officer of the Company. Following agreement by the plaintiffs and the defendants that the two lawsuits should be consolidated, the plaintiffs filed a consolidated class action complaint. The complaints principally alleged that the Company, Mr. Matheny and Mr. Fletcher violated Sections 10(b) and 20(a) of and Rule 10b-5 under the Securities Exchange Act of 1934 by, among other things, making false and misleading public statements concerning the Company’s operating and financial results and expectations. The complaints also alleged that certain directors of the Company sold shares of the Company’s common stock at artificially inflated prices. The plaintiffs sought unspecified compensatory damages. The Company believed that the lawsuits were without merit and vigorously defended against them. On February 28, 2006, the Company filed a motion to have the Consolidated Class Action Complaint dismissed with prejudice for failure to state a claim. On October 6, 2006, the District Court granted the Company’s Motion to Dismiss the claim. On November 2, 2006, the plaintiffs filed a Notice of Appeal with the Fourth Circuit Court of Appeals. On January 3, 2007, the plaintiffs filed an Agreement of Voluntary Dismissal of their Appeal. Two separate derivative lawsuits were filed in the United States District Court for the Western District of Virginia naming as defendants Mr. Matheny, Mr. Fletcher, and each of the directors of the Company. The filed complaints were based upon the same factual allegations as the complaints in the class action lawsuits, and alleged that the directors and Mr. Fletcher breached their fiduciary duties by permitting the Company to issue false and misleading public statements concerning the Company’s operating and financial results, and also alleged that directors of the Company sold shares of the Company’s common stock at artificially inflated prices. On December 22, 2005, the two derivative actions were consolidated. On February 19, 2007, the plaintiffs signed a Stipulation of Dismissal dismissing the derivative lawsuits, and on March 26, 2007, the court issued the Order of Dismissal.

On December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent. The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the District Court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. The plaintiff appealed this decision to the United States Court of Appeals for the Federal Circuit. On June 28, 2004, the Court of Appeals reversed the District Court’s grant of summary judgment to the Company, and remanded the case to the district court for further proceedings. The Company sought a rehearing of the decision by the Court of Appeals, which, on September 14, 2005, withdrew its prior decision and affirmed the District Court’s grant of summary judgment to the Company with respect to non-infringement. On

January 25, 2006, the District Court issued a judgment dismissing plaintiff’s case against the Company. The plaintiff filed a petition for writ of certiorari in the United States Supreme Court on January 30, 2006, and a notice of appeal of the District Court’s judgment to the United States Court of Appeals for the Federal Circuit on February 22, 2006. On April 3, 2006, the United States Supreme Court denied the plaintiff’s writ of certiorari. On October 4, 2006, the Court of Appeals affirmed the District Court’s judgment dismissing plaintiff’s action against the Company.

On October 16, 2006, Ron Nystrom commenced another lawsuit against the Company, and included Home Depot, Inc. and Snavely Forest Products, Inc. as defendants as well. Mr. Nystrom alleges that the Company’s Accents product and other new products introduced subsequent to the commencement of the first action infringe his patent. The Company believes that this claim is without merit, and is barred by the judgment in the preceding action.

The Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2006, the Company purchased approximately 30% of its waste wood fiber requirements and approximately 68% of its PE material requirements under purchase orders, which do not involve long-term supply commitments. The Company is also party to supply contracts that require it to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually. The waste wood fiber and PE material supply contracts have not had a material adverse effect on the Company’s business.

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

During the years ended December 31, 2004, 2005 and 2006, the amounts that the Company has been obligated to purchase under waste wood and PE material supply contracts generally have been less than the amounts of these materials needed for production. During the year ended December 31, 2006, the Company’s total commitments for waste wood for one of its facilities exceeded its requirements. The Company sold the excess material to third parties at a loss which was not material. To meet all of its production requirements, the Company obtained additional PE material and waste wood fiber materials under purchase orders.

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company reconsidered and decided not to move its headquarters. The Company began paying rents under the lease on January 1, 2006. As of December 31, 2006, minimum payments remaining under the lease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $1.1 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $18.7 million thereafter. The Company is currently negotiating a sublease agreement for a portion of the office space, and is currently attempting to sublet the remaining office space. Based on current market conditions, the Company estimates that the present value of the estimated future sublease rentals, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, pursuant to FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a charge of $0.7 million in “Selling, general and administrative expenses” in the quarter ended December 31, 2006. The charge reflected a reduction in estimated future sublease income from previous estimates as a result of a change in the Company’s assumptions regarding both the commencement dates and rental rates of anticipated subleases. The Company paid $0.7 million in lease payments and recognized $2.5 million of total expense related to the lease in the year ended December 31, 2006 and has a $1.8 million liability recorded at December 31, 2006. The change in the Company’s estimate related to the assumptions regarding anticipated sublease income accounted for $0.9 million of the expense in the year ended December 31, 2006.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located have remained consistent at approximately 10% during 2006, while rental rates have increased marginally. Management believes that the rental rate on the Company’s proposed sublease agreement is an indicator of current market rates in the area. However, the anticipated delivery of a significant amount of new office space in the area over the next 18 months may have a negative effect on vacancy and rental rates. The inability to sublet the remaining office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in additional charges in future periods.

13.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, the Company retained Ferrari Consulting, LLC pursuant to a consulting agreement originally signed on March 17, 2003. Pursuant to this agreement, Andrew U. Ferrari performed consulting services relating to the development of new business opportunities for the Company. The agreement terminated on June 16, 2004. Approximately $6,900 was paid under the agreement in the year ended December 31, 2004. During the period in which the agreement was in effect, Mr. Ferrari served as a director of the Company and, during part of this period, as the Company’s Executive Vice President of Marketing and Business Development. Effective on August 11, 2005, Mr. Ferrari was appointed the Company’s President and Chief Operating Officer.

14.	SUBSEQUENT EVENTS

On March 22, 2007, the Company and ExxonMobil Corporation (“Exxon Mobil”) settled a lawsuit, with ExxonMobil agreeing to reimburse the Company for a portion of its attorneys fees incurred in connection with the Nystrom litigation described in Note 12, and a lawsuit against ExxonMobil. Pursuant to the settlement agreement, the amount of the settlement due the Company is $3.25 million, which must be paid within 30 days of the date of the settlement agreement. The Company had previously expensed the attorneys fees as incurred. As of December 31, 2006, the Company had not recorded any amounts related to this settlement and the settlement amount will be recognized in the Company’s statement of operations in 2007. In addition, pursuant to the settlement agreement, ExxonMobil has also agreed to bear a certain portion of the cost of defense of the second Nystrom lawsuit described in Note 12.

15.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2005	June 30 2005	September 30 2005	December 31 2005	March 31, 2006	June 30 2006	September 30 2006	December 31 2006
	(In thousands, except per share data)
Net sales	89,904	82,865	77,371	43,993	105,297	121,454	78,098	32,107
Gross profit (loss)	33,521	23,413	24,438	(1,136)	25,175	35,764	22,982	(4,636)
Net income (loss)	8,618	(581)	5,083	(10,869)	4,065	7,490	4,579	(13,791)
Basic net income (loss) per share	$0.58	$(0.04)	$0.34	$(0.73)	$0.27	$0.50	$0.31	$(0.93)
Diluted net income (loss) per share	$0.58	$(0.04)	$0.34	$(0.73)	$0.27	$0.50	$0.31	$(0.93)

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed herewith.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

1

Exhibit Number	Exhibit Description
10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among the Company, TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed herewith.

10.17	Intercreditor and Collateral Agency Agreement, dated as of March 16, 2007, by and among the Noteholders named in Schedule I therein, Branch Banking and Trust Company, and Branch Banking and Trust Company, as collateral agent. Filed herewith.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.20	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.21	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.22	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.23	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.24	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.25	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

2

Exhibit Number	Exhibit Description
10.26	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed herewith.

10.27	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed herewith.

10.28	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.30	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.31	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.32	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

10.34	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed herewith.

10.35	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.36	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.37	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.38	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.39	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

3

Exhibit Number	Exhibit Description
21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: April 2, 2007	By:	/S/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of April 2, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ ANTHONY J. CAVANNA Anthony J. Cavanna	Chairman and Chief Executive Officer (Principal Executive Officer); Director

/S/ ANDREW U. FERRARI Andrew U. Ferrari	President and Chief Operating Officer; Director

/S/ PAUL D. FLETCHER Paul D. Fletcher	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIAM F. ANDREWS William F. Andrews	Director

/S/ PAUL A. BRUNNER Paul A. Brunner	Director

/S/ JAY M. GATZ Jay M. Gatz	Director

/S/ FRANK MERLOTTI, JR. Frank Merlotti, Jr.	Director

/S/ WILLIAM H. MARTIN William H. Martin	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director