Form 10-Q
period 2007-03-31
TREX CO INC
filed 2007-05-10
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at May 3, 2007 was 15,090,952 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$672	$886
Accounts receivable, net	18,140	70,715
Inventories	111,434	90,782
Prepaid expenses and other assets	3,201	2,610
Income taxes receivable	6,480	5,044
Deferred income taxes	3,180	3,231

Total current assets	143,107	173,268

Property, plant, and equipment, net	198,525	204,160
Goodwill	6,837	6,837
Debt-related derivatives	359	279
Other assets	3,489	3,597

Total assets	$352,317	$388,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,248	$37,453
Accrued expenses	20,053	21,513
Line of credit	44,132	78,386
Current portion of long-term debt	9,115	9,135

Total current liabilities	113,548	146,487

Deferred income taxes	17,217	16,187
Accrued taxes	—	2,757
Debt-related derivatives	747	742
Long-term debt	51,390	51,096

Total liabilities	182,902	217,269

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,913,889 and 15,091,254 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	149	151
Additional paid in capital	62,986	63,641
Accumulated other comprehensive loss	(278)	(467)
Retained earnings	106,558	107,547

Total stockholders’ equity	169,415	170,872

Total liabilities and stockholders’ equity	$352,317	$388,141

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2007
Net sales	$105,297	$115,913
Cost of sales	80,122	91,284

Gross profit	25,175	24,629
Selling, general and administrative expenses	17,765	17,039

Income from operations	7,410	7,590
Interest expense, net	942	1,694

Income before income taxes	6,468	5,896
Provision for income taxes	2,403	2,171

Net income	$4,065	$3,725

Basic earnings per common share	$0.27	$0.25

Basic weighted average common shares outstanding	14,803,858	14,856,315

Diluted earnings per common share	$0.27	$0.25

Diluted weighted average common shares outstanding	14,860,203	14,898,851

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2007
OPERATING ACTIVITIES
Net income	$4,065	$3,725
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,029	5,132
Equity method income	(39)	(93)
Deferred income taxes	972	(108)
Accrued taxes	—	123
Stock-based compensation	711	951
Loss on disposal of property, plant and equipment	34	—
Other non-cash income	(152)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(41,283)	(52,575)
Inventories	7,283	20,652
Prepaid expenses and other assets	(1,680)	591
Accounts payable	12,582	(2,795)
Accrued expenses	1,039	71
Income taxes receivable	7,901	1,637

Net cash used in operating activities	(3,538)	(22,704)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,379)	(10,767)

Net cash used in investing activities	(2,379)	(10,767)

FINANCING ACTIVITIES
Principal payments under mortgages and notes	(250)	(274)
Borrowings under line of credit	33,018	54,070
Principal payments under line of credit	(27,077)	(19,816)
Repurchases of common stock	(431)	(377)
Proceeds from employee stock purchase and option plans	110	108
Tax effect of stock-based compensation	75	(26)

Net cash provided by financing activities	5,445	33,685

Net increase (decrease) in cash and cash equivalents	(472)	214
Cash and cash equivalents at beginning of period	1,395	672

Cash and cash equivalents at end of period	$923	$886

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$259	$996
Cash paid (received) for income taxes, net	$(5,995)	$307

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2006 and 2007

(unaudited)

1.     BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), manufactures wood/plastic composite products primarily for residential and commercial decking, railing and fencing applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2006 to conform with the presentation of the financial statements for the three months ended March 31, 2007.

3.     NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company for the year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007, and recorded a cumulative effect charge to retained earnings of $2.7 million. See Note 10 for additional disclosure regarding adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. The Company is evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to elect to measure eligible financial instruments at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. The Company is evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial position.

4.     COMPREHENSIVE INCOME

The Company’s comprehensive income was $4.4 million and $3.5 million for the three months ended March 31, 2006 and 2007, respectively. Comprehensive income consists of net income and net unrealized gains and losses on interest-rate swap contracts.

5.     INVENTORY

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2006	March 31, 2007
Finished goods	$83,224	$65,564
Raw materials	28,210	25,218

	$111,434	$90,782

For the three months ended March 31, 2007, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.5 million during the three months ended March 31, 2007.

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

6.    ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2006	March 31, 2007
Accrued compensation and benefits	$4,491	$3,990
Accrued sales and marketing costs	4,242	3,691
Accrued customer relations costs	3,632	3,381
Accrued rent obligations	2,421	2,286
Accrued interest	624	1,995
Accrued manufacturing expenses	2,394	1,983
Accrued freight	481	1,625
Accrued taxes	—	296
Accrued professional and legal costs	461	303
Other	1,307	1,963

Total	$20,053	$21,513

7.     DEBT

The Company’s outstanding debt consists of senior notes, a variable-rate promissory note, real estate loans and a revolving credit facility. The revolving credit facility provides for borrowing up to $100.0 million through June 30, 2007 and $20.0 million through September 30, 2007. The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2007, the Company had $78.4 million of borrowings outstanding and approximately $20.5 million of available borrowing capacity under its revolving credit facility.

The senior notes, real estate loans, revolving credit facility, and bond loan documents contain negative and financial covenants. As of March 31, 2007, the Company was in compliance with these covenants.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note. At March 31, 2007, the Company had limited its interest rate exposure on all of its $11.2 million real estate loans to an annual effective rate of approximately 9.0%. In addition, of its $25.0 million promissory note, the Company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount.

8.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2006	2007
Numerator:
Net income available to common shareholders	$4,065	$3,725

Denominator:
Basic weighted average shares outstanding	14,803,858	14,856,315
Effect of dilutive securities: Stock options	24,625	16,393
Restricted stock	31,720	26,143

Diluted weighted average shares outstanding	14,860,203	14,898,851

Basic earnings per share	$0.27	$0.25

Diluted earnings per share	$0.27	$0.25

9.     STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its shareholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the three months ended March 31, 2006 and 2007, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2007
Weighted-average fair value of grants	$10.24	$10.98
Dividend yield	0%	0%
Average risk-free interest rate	4.4%	4.7%
Expected term (years)	5	5
Expected volatility	41%	41%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2007:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock options	—	$—
Stock appreciation rights	183,984	$25.36
Performance share awards	7,213	$25.37
Restricted stock	188,331	$23.43

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2006 and 2007 (in millions):

	Three Months Ended March 31,
	2006	2007
Stock options and stock appreciation rights	$0.5	$0.6
Performance share awards and restricted stock	0.2	0.4

Total stock-based compensation	$0.7	$1.0

Total unrecognized compensation cost related to unvested stock options and stock awards as of March 31, 2006 and March 31, 2007 totaled $5.7 million and $12.4 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

10.     INCOME TAXES

As a result of its adoption of FIN 48, the Company recognized a charge of $2.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $2.9 million, of which $1.6 million, if recognized, would affect the effective tax rate. In addition, as of the adoption date, the Company had accrued interest and penalty expenses related to the unrecognized tax benefits of $0.7 million and $0.8 million, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of selling, general and administrative expenses. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, which are the tax years that remain subject to examination by federal and state tax jurisdictions as of March 31, 2007.

11.     SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the three months ended March 31, 2005 and 2006 accounted for approximately 31% and 31% of annual net sales in the years ended December 31, 2005 and 2006, respectively.

12.     COMMITMENTS AND CONTINGENCIES

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company reconsidered and decided not to move its headquarters. The term of the lease began on January 1, 2006 and extends through June 30, 2019. The Company executed a sublease for a portion of the space on April 2, 2007 and is currently attempting to sublet the remaining office space. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and has a liability of $1.6 million recorded as of March 31, 2007.

The Company’s assumptions in estimating future sublease income included consideration of vacancy rates, rental rates and the timing of future sublease income. Vacancy rates in the area where the property is located have remained stable while rental rates have increased marginally. Management believes that the rental rate on the Company’s existing sublease agreement is an indicator of current market rates in the area and has, therefore, incorporated that rate into its calculation of the estimated sublease rental receipts. However, the anticipated delivery of a significant amount of new office space in the area may have a negative effect on vacancy and rental rates. The inability to sublet the remaining office space or unfavorable changes to key management assumptions used in the estimate of the future sublease income may result in additional charges to selling, general and administrative expenses in future periods.

As of March 31, 2007, the minimum payments remaining under the Company’s lease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.9 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $18.7 million thereafter. The minimum receipts remaining under the Company’s existing sublease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.1 million, $0.3 million, $0.3 million, $0.4 million and $0.4 million, respectively, and $0.6 million thereafter. The following provides information about the Company’s liability under the lease (in thousands):

Three Months Ended March 31, 2007
Balance as of December 31, 2006	$1,765
Cash payments on lease	(186)
Accretion of discount	29

Balance as of March 31, 2007	$1,608

Legal Matters

The Company is involved in certain litigation as described in Note 12 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2006 filed with the Securities and Exchange Commission.

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, railing and fencing, the demand for Trex® over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the company’s ability to price its products accurately and to effectively manage its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the company’s overall financial performance.

In the last three years, the company has expanded its product offerings by introducing the Trex Accents®, Trex Brasilia® and Trex Contours® decking product lines and the new Trex Designer Series Railing® and Trex Artisan Series Railing® products. Sales of the Trex Accents and Trex Contours products accounted for approximately 77% of total gross sales in the quarter ended March 31, 2007. Sales of the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products accounted for approximately 9% of total gross sales in the first quarter ended March 31, 2007. Because these new products have a higher sales price per unit, the introduction of the products into the sales mix had a positive effect on total revenue. The company expects that the demand for the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products will grow as a result of expanded marketing and merchandising efforts. In 2006, the company introduced a fencing product, Trex Seclusions®, in limited test markets. Sales of Trex Seclusions were not significant in the quarter ended March 31, 2007. The company expects demand for Trex Seclusions to grow as fencing wholesalers and installers become more familiar with the product.

The management of raw material costs, the strengthening of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting, in part, from the temporary suspension of operations of some production lines. In 2006, manufacturing unit costs were negatively affected by continued increases in the cost of PE material and incremental costs associated with the company’s quality initiatives. In 2007, the company expects that new PE material sourcing and processing initiatives will be necessary for it to manage effectively its costs of PE material and improve manufacturing performance. The company continues to focus on product quality initiatives to enhance the appearance of the entire product line. The company’s product quality initiatives emphasize color consistency and other product specifications. Each manufacturing plant has added personnel to its inspection functions and finished goods packaging has been redesigned to minimize damage to the product in transit. These quality initiatives have contributed to higher manufacturing costs by reducing manufacturing efficiencies as well as increasing labor and raw material costs. In addition, as discussed below, the company is experiencing, and expects that it will continue to experience for the foreseeable future, increases in consumer relations and product replacement expenses related to product quality, which will adversely affect the company’s profitability.

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

There are no product return rights granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so. Product returns were not material to net sales in the quarter ended March 31, 2007 or March 31, 2006.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. Actual warranty costs have not been material during the quarter ended March 31, 2007 or March 31, 2006. The company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. As a result of product quality issues, the company experienced in the first quarter of 2007 increased product replacement expenses resulting from such discretionary replacements or refunds. The company considers on a case-by-case basis each situation in which it may effect a discretionary replacement or refund.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which have increased significantly as the company has sought to build brand awareness of Trex in the decking, railing and fencing market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business.

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006

Net Sales. Net sales in the quarter ended March 31, 2007 (the “2007 quarter”) increased 10.1% to $115.9 million from $105.3 million in the quarter ended March 31, 2006 (the “2006 quarter”). The increase in net sales was attributable to a 5.4% increase in revenue per product unit and a 4.7% growth in sales volume as a result of an increase in demand from dealers and distributors. The increase in revenue per product unit resulted from a price increase, effective May 2006, of 7.0%, which was offset in part by increased sales of lower unit priced products and product replacement expenses resulting from discretionary replacements or refunds. Product replacement expenses as a percentage of net sales increased to 1.8% for the 2007 quarter from 0.7% in the 2006 quarter. The effect of the price increase was partially offset by incentives offered by the company as part of its early buy annual discount programs. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2007 and 2006 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2007 early buy program included prompt payment discounts from 0.5% to 3.0% or extended payment terms from 45 to 90 days. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.0% or extended payment terms from 30 to 90 days.

Gross Profit. Gross profit decreased 2.2% to $24.6 million in the 2007 quarter from $25.2 million in the 2006 quarter. The decrease was primarily attributable to higher unit manufacturing costs, which resulted principally from production inefficiencies. Gross profit as a percentage of net sales, or gross margin, decreased to 21.2% in the 2007 quarter from 23.9% in the 2006 quarter. Gross margin was adversely affected by a decrease in production rates and yields due to product quality initiatives and new product introductions, which contributed to a 5.2% decrease in gross margin. The increased cost of PE material resulted in a decrease in gross margin in the 2007 quarter of approximately 0.5% from the 2006 quarter. The negative effect of the foregoing factors on gross margin in the 2007 quarter was offset, in part, by the positive impact on gross margin of 3.1% from increased sales prices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.1% to $17.0 million in the 2007 quarter from $17.8 million in the 2006 quarter. The lower selling, general and administrative expenses resulted principally from the company’s receipt of $3.25 million in reimbursement of previously paid attorney fees under a settlement agreement with ExxonMobil described elsewhere in this report. The effect of this factor was offset by a $1.3 million increase in personnel costs, a $0.8 million increase in professional fees and a $0.6 million increase in consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 14.7% in the 2007 quarter from 16.9% in the 2006 quarter. Selling, general and administrative expenses for the full 2007 fiscal year are expected to be in the range of 20% to 22% of net sales.

Interest Expense. Net interest expense increased to $1.7 million in the 2007 quarter from $0.9 million in the 2006 quarter. The increase in net interest expense resulted from an increase in average debt balances under the company’s revolving credit facility, which were required to meet cash requirements as a result of extended customer payment terms offered under the company’s 2007 early buy program.

Provision for Income Taxes. The company recorded a provision for income taxes of $2.2 million in the 2007 quarter compared to a provision of $2.4 million in the 2006 quarter. The provisions reflected an effective tax rate of approximately 37% in both the 2007 and 2006 quarters.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms.

Sources and Uses of Cash. The company’s cash used in operating activities for the 2007 quarter was $22.7 million compared to $3.5 million for the 2006 quarter. Cash flows used in operating activities for the 2007 quarter were positively affected by a reduction in inventories and income taxes receivable. The positive effect of the foregoing factors on cash flows was offset by the negative impact of a reduction in profitability combined with an increase in accounts receivable and a decrease in accounts payable. The company’s inventories, including raw materials and finished goods, decreased $20.6 million from $111.4 million at December 31, 2006 to $90.8 million at March 31, 2007 compared to a decrease of $7.3 million from $56.9 million at December 31, 2005 to $49.6 million at March 31, 2006. Accounts payable decreased $2.8 million from December 31, 2006, compared to a $12.6 million increase from December 31, 2005 to March 31, 2006. The change in accounts payable resulted from the timing of payments for raw materials. Accounts receivable increased $52.6 million from $18.1 million at December 31, 2006 to $70.7 million at March 31, 2007, compared to an increase of $41.3 million from $12.4 million at December 31, 2005 to $53.6 million at March 31, 2006. The days of sales outstanding increased from 46 for the 2006 first quarter to 55 for the 2007 first quarter. The increase in the use of cash in the 2007 quarter to support accounts receivable was attributable to a higher proportion of customers choosing extended payment terms under the company’s 2007 early buy program described above.

The company’s cash used in investing activities totaled $10.8 million in the 2007 quarter, compared to cash used in investing activities of $2.4 million in the 2006 quarter. In the 2007 quarter, the company applied its expenditures primarily to the purchase of plastic reprocessing, extrusion and additional embossing equipment.

The company’s cash provided by financing activities was $33.7 million in the 2007 quarter compared to cash provided by financing activities of $5.4 million in the 2006 quarter. In the 2007 quarter, the company’s net borrowings were $34.3 million under its revolving credit facility. The use of these borrowings to meet cash requirements was necessitated by the extended customer payment terms offered as incentives to distributors.

Indebtedness. At March 31, 2007, the company’s indebtedness totaled $138.6 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the company’s interest rate swaps, was approximately 7.31%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2007, the Company had $78.4 million of borrowings outstanding and approximately $20.5 million of available borrowing capacity under its revolving credit facility.

Debt Covenants. To remain in compliance with its credit facility, senior note and bond loan document covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2007, the company was in compliance with these covenants.

Capital Requirements. The company made capital expenditures in the 2007 quarter totaling $10.8 million, primarily to purchase raw material reprocessing, extrusion and additional embossing equipment. The company currently estimates that its capital requirements in 2007 will be approximately $25 million. The company expects that it will continue to make significant capital expenditures in subsequent years as the company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s revolving credit facility or alternative financing arrangements, as discussed below, will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its financing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the company’s products. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company currently expects that it will fund its future capital expenditures and other cash needs primarily with cash from operations and with borrowings under its revolving credit facility and other financing arrangements. To meet its anticipated cash requirements for at least the next 12 months, the company expects that it will need to obtain borrowings of up to $100.0 million primarily to fund its seasonal working capital requirements under its revolving credit facility or under alternative financing arrangements. The company will seek to renew its revolving credit facility before the facility expires on September 30, 2007 and, in connection with the renewal, expects to seek an increase in the maximum facility commitment level from the $20.0 million maximum commitment level that will be in effect at the expiration date. If the company is unable to increase the facility commitment up to approximately $100.0 million, or if the company is able to obtain the additional required financing on more attractive terms from other sources, the company will seek to enter into arrangements for such alternative financing in lieu of, or in addition to, the new facility. As of the date of this report, the company had no commitment to renew its revolving credit facility or for any other financing arrangements. There can be no assurance as to whether, or as to the terms on which, the company will be able to obtain such financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate real estate debt, all of which is based on LIBOR, and on its $25.0 million variable-rate promissory note. The interest on the variable rate promissory note is based on auction rates and is reset every seven days. At March 31, 2007, the company had limited its interest rate exposure on all of its $11.2 million real estate loans to an annual effective rate of approximately 9.0%. In addition, of its $25.0 million promissory note, the company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at March 31, 2007 was approximately $24.2 million. Based on balances outstanding at March 31, 2007, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $0.3 million at March 31, 2007.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 1.3 million euros at March 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The company’s management, with the participation of its Chief Executive Officer, who is the company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the company’s principal financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of March 31, 2007.

As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year (the “2006 Form 10-K”), our management identified material weaknesses in our internal control over financial reporting as of December 31, 2006. Management concluded that the company did not have a sufficient complement of personnel with knowledge of the company’s financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles and experience in resolving non-routine or complex accounting matters. As a result, errors occurred in the accounting for certain transactions. Management’s review of these transactions and the related account analyses and reconciliations were not sufficient to detect the errors. The errors related to the company’s inventory, property, plant and equipment, accounts payable, cost of sales, selling, general and administrative expenses and income taxes.

Management also concluded that the company did not have appropriate controls to account properly for activity related to the purchase and receipt of goods and services and the related liabilities. In addition, the company’s related monitoring process is not sufficient to identify the resulting errors on a timely basis. The errors were primarily attributable to the recording of inventory, property, plant and equipment, cost of sales and selling, general and administrative expenses at the time of receipt of the goods or services and again at the time the related invoices were received, which resulted in an overstatement of assets, liabilities and expenses.

In 2006 and into 2007, we added accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in late 2006 and early 2007 of additional errors related to prior interim periods in 2006 that resulted in management’s determination that restatement of the financial statements for those prior periods was warranted. While the impact of the enhancements to the internal controls over financial reporting has been positive, as discussed above, management’s assessment for 2006 indicates that additional resources, training and experience are necessary for certain of these controls to operate effectively. Management is taking steps to secure additional resources and training for its staff in the affected areas. In addition, management has determined that further enhancements to the purchasing, receiving and accounts payable processes are necessary, and we have embarked on a plan to enhance our controls over these processes during 2007. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of March 31, 2007. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2007.

We are continuing to monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of March 31, 2007.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As most recently reported in the Company’s 2006 Form 10-K, on December 5, 2001, Ron Nystrom commenced an action against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the Company’s decking products infringed his patent (U.S. Patent Number 5,474,831). The Company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The Company sought a ruling that the plaintiff’s patent is invalid, that the Company does not infringe the patent, and that the Company is entitled to monetary damages against the plaintiff. On October 17, 2002, the District Court issued a final judgment finding that the Company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. On October 4, 2006, the Court of Appeals affirmed the District Court’s Judgment dismissing plaintiff’s action against the Company.

As most recently reported in the 2006 Form 10-K, in connection with the foregoing patent litigation, on April 12, 2002, the Company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit sought to enforce a provision in the Company’s 1996 purchase agreement with Mobil Oil Corporation, pursuant to which the Company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation, the predecessor of ExxonMobil Corporation. In that agreement, Mobil agreed to indemnify the Company for any losses, including reasonable legal fees, incurred by the Company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil denied liability to indemnify the Company for such losses. On December 10, 2002, the District Court entered summary judgment in favor of the Company and ordered ExxonMobil to indemnify the Company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom and the Company’s lawsuit against ExxonMobil. On March 22, 2007, the Company and ExxonMobil signed a Settlement Agreement settling the lawsuit, with ExxonMobil agreeing to reimburse the Company in the amount of $3.25 million, which represented a portion of the attorneys’ fees incurred by the Company in connection with the Nystrom litigation and the lawsuit against ExxonMobil.

As most recently reported in the 2006 Form 10-K, on October 16, 2006, Ron Nystrom commenced another lawsuit against the Company, which also included Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced subsequent to the commencement of the first action infringe his patent referred to above. On April 10, 2007, Mr. Nystrom made a motion to amend his complaint to also allege that the Company’s Contours™ product infringes a second patent owned by him (U.S. Patent Number 5,394,667). The Company believes that the claims in the original complaint and the amended complaint are without merit, and, in addition, are barred by the Judgment and patent claim construction in the preceding action. The Company has also asserted against Exxon-Mobil Corporation an indemnity claim pursuant to the 1996 purchase agreement referred to above. As part of the Settlement Agreement with ExxonMobil referred to above, the Company and ExxonMobil have agreed to each bear a specified portion of the cost of defense of the second Nystrom lawsuit.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Form 10-K could materially affect the Company’s business, financial condition or operating results. The risks described in our 2006 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended March 31, 2007:

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2007 – January 31, 2007	1,763	$22.83	Not applicable	Not applicable
February 1, 2007 – February 28, 2007	—	—	Not applicable	Not applicable
March 1, 2007 – March 31, 2007	13,855	24.26	Not applicable	Not applicable

Quarter ended March 31, 2007	15,618	$24.10

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 10, 2007	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.