Form 10-K/A
period 2006-12-31
TREX CO INC
filed 2007-06-06
CIK 1069878

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006, based on the closing price of such stock on the New York Stock Exchange on such date, was approximately $307,000,000.

The number of shares of the registrant’s common stock outstanding on March 15, 2007 was 15,098,761.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K/A as indicated herein:

Document	Part of 10-K/A into which incorporated
Proxy Statement relating to Registrant’s 2007 Annual Meeting of Stockholders	Part III

EXPLANATORY STATEMENT

Why we are filing this Amendment to our Form 10-K

We are filing this amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 10-K”) of Trex Company, Inc. solely to include equity plan information as of December 31, 2006 in Part III, Item 12, concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Amended Items of Form 10-K

We are amending the following items of our 2006 10-K:

Part III	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Part IV	Item 15	Exhibits and Financial Statement Schedules

All information not affected by the additional information is unchanged

We have not changed any information included in our 2006 10-K other than to add the equity plan information referred to above. Accordingly, the information included in our 2006 10-K and included in this amendment that is not affected by the additional information describes conditions as they existed and were presented in our 2006 10-K at the time we filed that report with the Securities and Exchange Commission on April 2, 2007. We have not taken into account any other events occurring after the original filing of our 2006 10-K that might have affected those disclosures, nor have we modified or updated those disclosures to reflect any subsequent events.

i

ii

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to the company’s definitive proxy statement for its 2007 annual meeting of stockholders.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2006 for (1) all equity compensation plans previously approved by Trex Company’s stockholders and (2) all equity compensation plans not previously approved by Trex Company’s stockholders:

•	the number of securities to be issued upon the exercise of outstanding options, warrants and rights;

•	the weighted average exercise price of such outstanding options, warrants and rights; and

•	other than securities to be issued upon the exercise of such outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	887,766(2)	$31.48	959,641(3)
Equity compensation plans not approved by security holders	—	—	—
Total	887,766(2)	$31.48	959,641(3)

(1)	Consists of the Trex Company, Inc. 2005 Stock Incentive Plan (the “Stock Incentive Plan”), the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors (the “Outside Directors Plan”) and the Company’s 1999 Employee Stock Purchase Plan.
(2)	Excludes 66,311 shares of restricted stock and 124,704 performance shares outstanding under the Stock Incentive Plan as of December 31, 2006.
(3)	Represents 741,137 shares remaining available for future issuance under the Stock Incentive Plan and 218,504 shares remaining available for future issuance under the 1999 Employee Stock Purchase Plan. Shares of common stock issuable under the Outside Director Plan are issued pursuant to the Stock Incentive Plan.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-24 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and are incorporated by reference in Part II, Item 8:

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable or not material and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K/A or are incorporated herein by reference. The company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).

10.2	Description of Management Compensatory Plans and Arrangements. Filed with the 2006 Form 10-K.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed with the 2006 Form 10-K.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among the Company, TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed with the 2006 Form 10-K.

10.17	Intercreditor and Collateral Agency Agreement, dated as of March 16, 2007, by and among the Noteholders named in Schedule I therein, Branch Banking and Trust Company, and Branch Banking and Trust Company, as collateral agent. Filed with the 2006 Form 10-K.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.20	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.21	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.22	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.23	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.24	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.25	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.26	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.27	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.28	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.30	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.31	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.32	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed with the 2006 Form 10-K.

10.34	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed with the 2006 Form 10-K.

10.35	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.36	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.37	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.38	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.39	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed with the 2006 Form 10-K.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with the 2006 Form 10-K.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

By:	/s/ PAUL D. FLETCHER
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer)

Date: June 6, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”).

10.2	Description of Management Compensatory Plans and Arrangements. Filed with the 2006 Form 10-K.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, as amended. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed with the 2006 Form 10-K.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.13	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.14	Note Purchase Agreement, dated as of June 19, 2002, by and among the Company, TREX Company, LLC and the Purchasers listed therein. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.15	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.16	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed with the 2006 Form 10-K.

10.17	Intercreditor and Collateral Agency Agreement, dated as of March 16, 2007, by and among the Noteholders named in Schedule I therein, Branch Banking and Trust Company, and Branch Banking and Trust Company, as collateral agent. Filed with the 2006 Form 10-K.

10.18	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.19	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.20	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.21	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.22	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.23	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.24	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.25	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.26	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.27	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed with the 2006 Form 10-K.

10.28	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.29	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.30	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.31	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.32	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed with the 2006 Form 10-K.

10.34	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed with the 2006 Form 10-K.

10.35	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.36	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.37	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.38	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.39	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed with the 2006 Form 10-K.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed with the 2006 Form 10-K.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.