Form 10-Q
period 2007-06-30
TREX CO INC
filed 2007-08-09
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 27, 2007 was 15,096,010 shares.

TREX COMPANY, INC.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$672	$5,937
Accounts receivable, net	18,140	41,979
Inventories	111,434	79,676
Prepaid expenses and other assets	3,201	3,861
Income taxes receivable	6,480	3,985
Deferred income taxes	3,180	2,839

Total current assets	143,107	138,277
Property, plant, and equipment, net	198,525	205,361
Goodwill	6,837	6,837
Debt-related derivatives	359	461
Other assets	3,489	7,202

Total assets	$352,317	$358,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,248	$24,048
Accrued expenses	20,053	19,351
Line of credit	44,132	—
Current portion of long-term debt	9,115	1,153

Total current liabilities	113,548	44,552
Deferred income taxes	17,217	15,906
Accrued taxes	—	2,845
Debt-related derivatives	747	545
Long-term debt	51,390	119,837

Total liabilities	182,902	183,685

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,913,889 and 15,096,010 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	149	151
Additional paid in capital	62,986	64,510
Accumulated other comprehensive loss	(278)	(343)
Retained earnings	106,558	110,135

Total stockholders’ equity	169,415	174,453

Total liabilities and stockholders’ equity	$352,317	$358,138

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	$121,454	$118,779	$226,751	$234,692
Cost of sales	85,655	89,615	165,812	180,899

Gross profit	35,799	29,164	60,939	53,793
Selling, general and administrative expenses	23,589	22,860	41,319	39,899

Income from operations	12,210	6,304	19,620	13,894
Interest expense, net	904	2,526	1,846	4,220

Income before income taxes	11,306	3,778	17,774	9,674
Provision for income taxes	3,816	1,190	6,219	3,361

Net income	$7,490	$2,588	$11,555	$6,313

Basic earnings per common share	$0.50	$0.17	$0.78	$0.42

Basic weighted average common shares outstanding	14,833,282	14,887,632	14,818,651	14,872,060

Diluted earnings per common share	$0.50	$0.17	$0.78	$0.42

Diluted weighted average common shares outstanding	14,912,805	14,916,648	14,891,577	14,917,496

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2007
OPERATING ACTIVITIES
Net income	$11,555	$6,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,083	10,571
Equity method income	(41)	(216)
Deferred income taxes	92	(253)
Accrued taxes	—	212
Stock-based compensation	1,309	1,738
Loss on disposal of property, plant, and equipment	276	4
Changes in operating assets and liabilities:
Accounts receivable	(25,809)	(23,839)
Inventories	5,544	31,758
Prepaid expenses and other assets	(155)	(726)
Accounts payable	5,765	(16,200)
Accrued expenses	7,668	(2,092)
Income taxes receivable	9,128	2,696

Net cash provided by operating activities	25,415	9,966

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(7,067)	(17,412)

Net cash used in investing activities	(7,067)	(17,412)

FINANCING ACTIVITIES
Financing costs	—	(3,429)
Proceeds from sale of convertible senior subordinated notes	—	85,000
Principal payments under mortgages and notes	(8,507)	(24,515)
Borrowings under line of credit	47,510	86,120
Principal payments under line of credit	(51,580)	(130,252)
Repurchases of common stock	(431)	(377)
Proceeds from employee stock purchase and option plans	227	185
Tax effect of stock-based compensation	75	(21)

Net cash (used in) provided by financing activities	(12,706)	12,711

Net increase in cash and cash equivalents	5,642	5,265
Cash and cash equivalents at beginning of period	1,395	672

Cash and cash equivalents at end of period	$7,037	$5,937

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,765	$4,218
Cash paid (received) for income taxes, net	$(2,195)	$307

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2006 and 2007

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made in the presentation of the financial statements for the six months ended June 30, 2006 to conform with the presentation of the financial statements for the six months ended June 30, 2007.

3.	NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company for the year ending December 31, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007, and recorded a cumulative effect change to retained earnings of $2.7 million. See Note 10 for additional disclosure regarding adoption of FIN 48.

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

The Company’s comprehensive income was $7.7 million and $2.7 million for the three months ended June 30, 2006 and 2007, respectively and $12.1 million and $6.2 million for the six months ended June 30, 2006 and 2007, respectively. Comprehensive income consists of net income and net unrealized gains and losses on interest-rate swap contracts.

5.	INVENTORY

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2006	June 30, 2007
Finished goods	$83,224	$59,995
Raw materials	28,210	19,681

	$111,434	$79,676

For the three months and six months ended June 30, 2007, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.9 million and $1.4 million during the three months and six months ended June 30, 2007, respectively.

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2006	June 30, 2007
Accrued compensation and benefits	$4,491	$4,825
Accrued customer relations costs	3,632	3,172
Accrued rent obligations	2,421	2,392
Accrued sales and marketing costs	4,242	1,897
Accrued interest	624	1,398
Accrued manufacturing expenses	2,394	1,290
Accrued freight	481	1,190
Accrued warranty costs	432	1,080
Accrued taxes	—	296
Accrued professional and legal costs	461	59
Other	875	1,752

Total	$20,053	$19,351

7.	DEBT

Convertible Notes

On June 18, 2007, the Company issued $85.0 million principal amount of its 6.00% Convertible Senior Subordinated Notes due 2012 (the “Notes”) through an underwritten public offering. The Company also amended its existing senior secured revolving credit facility and various real estate loans. The Company applied a total of $82.1 million of the net proceeds of the sale of the Notes to repay in full $24.0 million principal amount of its 8.32% Senior Secured Notes due July 19, 2009 and $ 45.7 million principal amount of borrowings outstanding under its revolving credit facility. In connection with the retirement of its 8.32% Senior Secured Notes, the Company paid a prepayment penalty of $0.6 million, which is included in net interest expense in the accompanying statements of operations.

On July 12, 2007, underwriters of the offering of the Notes exercised their over-allotment option to purchase an additional $12.5 million principal amount of Notes. The Company received net proceeds of $12.1 million from the sale of the additional Notes, which it issued on July 17, 2007.

The Notes accrue interest at a rate of 6.00% per year from June 18, 2007. Interest is payable semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2008. The Notes mature on July 1, 2012.

Holders may convert their Notes at their option before the close of business on any business day prior to April 1, 2012 only under the following circumstances:

•

during any fiscal quarter of the Company commencing after September 30, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•

during the five business day period after any ten consecutive trading-day period in which the trading price per Note for each day of that measurement period is less than 98% of the product of the last reported sale price of the common stock and the applicable Note conversion rate on each such day; or

•	upon the occurrence of specified corporate events.

On and after April 1, 2012 until the close of business on the third business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion of any Notes, the Company will pay cash up to the principal amount of the Notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount of such Notes based on a 40 trading-day observation period. The conversion rate will be 45.9116 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $21.78 per share of common stock. The conversion rate will be subject to adjustment in some events. In addition, following specified corporate transactions that occur before the maturity date, the conversion rate will be increased for a holder who elects to convert the holder’s Notes in connection with such a corporate transaction in certain circumstances.

The Company may not redeem the Notes. If the Company undergoes a fundamental change, as defined in the Notes, holders may require the Company to purchase the Notes in whole or in part for cash at a price equal to 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest.

The Notes are the Company’s direct, senior subordinated, unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior subordinated indebtedness, senior in right of payment to all of the Company’s existing and future subordinated indebtedness and junior in right of payment to all of the Company’s existing and future senior indebtedness.

Amendments to Senior Secured Debt Agreements

Effective on June 18, 2007, the Company entered into amendments to its Credit Agreement, dated as of June 19, 2002, with Branch Banking and Trust Company (as previously amended, the “BB&T Agreement”) and the Reimbursement and Credit Agreement, dated as of December 1, 2004, with JPMorgan Chase Bank, N.A., as Bank and Administrative Agent (as previously amended, the “JPMorgan Agreement” and together with the BB& T Agreement, the “Agreements”). Branch Banking and Trust Company has extended a senior secured revolving credit facility to the Company under the BB&T Agreement. Among other things, the amendments:

•	extend the maturity of the revolving credit facility to June 30, 2010;

•

reset the maximum revolving commitment amount under the revolving credit facility to be (a) $70 million for the period commencing December 1 of each calendar year to and including May 31 of the immediately succeeding calendar year, and (b) $40 million for the period commencing June 1 to and including November 30 of each calendar year;

•	amend the financial covenants the Company is required to observe under the Agreements, so that:

•

the Company’s ratio of senior debt to EBITDA (as defined for purposes of the Agreements) may not be greater than 3.25 to 1.0 through March 31, 2008, and thereafter may not be greater than (a) 2.50 to 1.00 for any measurement period ending June 30 or September 30, and (b) 3.00 to 1.00 for any measurement period ending December 31 or March 31;

•

the Company’s ratio of total consolidated debt to total consolidated capitalization (as defined for purposes of the Agreements) for any measurement period may not be greater than 60% through March 31, 2008, and thereafter may not be greater than (a) 50% as of any time of measurement during the calendar quarters ending June 30 and September 30, and (b) 60% as of any time of measurement during the calendar quarters ending December 31 and March 31; and

•

the Company’s ratio of EBITDA to fixed charges (as defined for purposes of the Agreements) may not be less than (a) 1.25 to 1.00 for any measurement period through March 31, 2008, and (b) 1.40 to 1.00 for any measurement period thereafter;

•

amend the applicable real estate term loan margin, the applicable revolving loan margin and the unused commitment fee percentage definitions in the BB&T Agreement so that such loan margins and fee percentage will be determined with reference to the Company’s ratio of funded net senior debt to EBITDA (as defined for purposes of the JPMorgan Agreement); and

•

revise the annual facility fee payable by the Company under the JPMorgan Agreement, which will be calculated based on the Company’s ratio of funded net senior debt to EBITDA (as defined for purposes of the JPMorgan Agreement).

Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of June 30, 2007, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $79.3 million.

On June 18, 2007, concurrently with the effectiveness of the foregoing amendments to the Agreements, the Company executed three promissory notes to Branch Banking and Trust Company under the BB&T Agreement secured by real property of the Company in the aggregate principal amount of approximately $6.7 million. The three promissory notes, which replace previously outstanding promissory notes, extend the maturity of the underlying indebtedness to June 30, 2011.

Consistent with generally accepted accounting principles, the Company capitalized $3.4 million of financing-related expenses as deferred financing costs in the three months ended June 30, 2007 relating to the refinancing of the Company’s revolving credit facility and issuance of the Notes and the foregoing real estate notes. The deferred financing costs will be amortized over the terms of the various debt instruments for periods that will vary between three to five years.

Covenants

The Company’s real estate loans, revolving credit facility, and bond loan documents contain non-financial and financial covenants. As of June 30, 2007, the Company was in compliance with these covenants.

Interest-Rate Swap Contracts

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note. At June 30, 2007, the Company had limited its interest rate exposure on all of its $11.0 million real estate loans to an annual effective rate of approximately 9.0%. In addition, the Company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount on such promissory note.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income available to common shareholders	$7,490	$2,588	$11,555	$6,313

Denominator:
Basic weighted average shares outstanding	14,833,282	14,887,632	14,818,651	14,872,060
Effect of dilutive securities: Stock options	26,468	7,331	25,801	11,978
Restricted stock	53,055	21,685	47,125	33,458

Diluted weighted average shares outstanding	14,912,805	14,916,648	14,891,577	14,917,496

Basic earnings per share	$0.50	$0.17	$0.78	$0.42

Diluted earnings per share	$0.50	$0.17	$0.78	$0.42

9.	STOCK-BASED COMPENSATION

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its shareholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000 shares.

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the six months ended June 30, 2006 and 2007, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2006	2007
Weighted-average fair value grants	$10.25	$10.97
Dividend yield	0%	0%
Average risk-free interest rate	4.4%	4.7%
Expected term (years)	5	5
Expected volatility	41%	41%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2007:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock options	—	—
Stock appreciation rights	184,844	$25.34
Performance share awards	7,213	25.37
Restricted stock	188,331	23.44

The following table summarizes the Company’s stock-based compensation expense for the three months and six months ended June 30, 2006 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Stock options and stock appreciation rights	$0.5	$0.4	$1.0	$0.9
Performance share awards and restricted stock	0.1	0.4	0.3	0.8

Total stock-based compensation	$0.6	$0.8	$1.3	$1.7

Total unrecognized compensation cost related to unvested stock options and stock awards as of June 30, 2006 and June 30, 2007 totaled $4.8 million and $11.5 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

10.	INCOME TAXES

As a result of its adoption of FIN 48, the Company recognized a charge of $2.7 million to the January 1, 2007 retained earnings balance. As of the adoption date the Company had unrecognized tax benefits of $2.9 million, of which $1.6 million, if recognized, would affect the effective tax rate. As of June 30, 2007 the Company had unrecognized tax benefits of $3.1 million, of which $1.7 million, if recognized would affect the effective tax rate. In addition, the Company had accrued interest and penalty expenses related to the unrecognized tax benefits of $1.5 and $1.7 million, as of January 1, 2007 and June 30, 2007, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of selling, general and administrative expenses. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, which are the tax years that remain subject to examination by federal and state tax jurisdictions as of June 30, 2007.

11.	SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the six months ended June 30, 2005 and 2006 accounted for approximately 59% and 67% of annual net sales in the years ended December 31, 2005 and 2006, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company reconsidered and decided not to move its headquarters. The term of the lease began on January 1, 2006 and extends through June 30, 2019. The Company executed a sublease for a portion of the space on April 2, 2007 and is currently attempting to sublet the remaining office space. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended June 30, 2007, the Company changed its assumption regarding the commencement date used to estimate future sublease receipts. As a result, the Company recorded an additional charge of $0.2 million.

The Company’s assumptions in estimating future sublease receipts included consideration of vacancy rates, rental rates and the timing of future subleases. Vacancy rates in the area where the property is located have remained stable while rental rates have increased marginally. Management believes that the rental rate on the Company’s existing sublease agreement is an indicator of current market rates in the area and has, therefore, incorporated that rate into its calculation of the estimated sublease receipts. However, the anticipated delivery of a significant amount of new office space in the area may have a negative effect on vacancy rates and rental rates. The inability to sublet the remaining office space or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in additional charges to selling, general and administrative expenses in future periods.

As of June 30, 2007, the minimum payments remaining under the Company’s lease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.8 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $18.7 million thereafter. The minimum receipts remaining under the Company’s existing sublease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.1 million, $0.3 million, $0.3 million, $0.4 million and $0.4 million, respectively, and $0.6 million thereafter. The following table provides information about the Company’s liability under the lease (in thousands):

Six Months Ended June 30, 2007
Balance as of December 31, 2006	$1,765
Less: cash payments on lease	(372)
Accretion of discount	56
Add: additional charge due to change in estimated sublease receipts	248

Balance as of June 30, 2007	$1,697

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

In the last three years, the company has expanded its product offerings by introducing the Trex Accents®, Trex Brasilia® and Trex Contours™ decking product lines and the new Trex Designer Series Railing® and Trex Artisan Series Railing® products. Sales of the Trex Accents and Trex Contours products accounted for approximately 63.4% of total gross sales in the quarter ended June 30, 2007. Sales of the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products accounted for approximately 27.9% of total gross sales in the quarter ended June 30, 2007. Because these new products have a higher sales price per unit, the introduction of the products into the sales mix had a positive effect on total revenue. The company expects that the demand for the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products will grow as a result of expanded marketing and merchandising efforts. In 2006, the company introduced a fencing product, Trex Seclusions®, in limited test markets. Sales of Trex Seclusions were not material in the quarter ended June 30, 2007. The company expects demand for Trex Seclusions to grow as fencing wholesalers and installers become more familiar with the product.

The management of raw material costs, the improvement of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. In 2005, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” and lower manufacturing plant utilization resulting, in part, from the temporary suspension of operations of some production lines. In 2006, manufacturing unit costs were negatively affected by continued increases in the cost of PE material and incremental costs associated with the company’s quality initiatives. The company currently expects that new PE material sourcing and processing initiatives will be necessary for it to manage effectively its costs of PE material and improve manufacturing performance. These initiatives include the installation of new equipment at each of Trex’s manufacturing plants, all of which was in service at June 30, 2007. As a result, the company expects to begin realizing improved manufacturing efficiencies in the second half of 2007.

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

The company has experienced increased costs related to the replacement of Trex product that exhibited surface defects and was produced at the Nevada manufacturing facility beginning in 2003. The costs related to the replacement of this product are reflected in net sales as product replacement costs, thereby reducing net sales, while the costs related to installation labor are reflected in selling, general and administrative expenses as consumer relations. The company expects these costs, which adversely affect profitability, to continue for the foreseeable future. The company believes that changes made to its manufacturing process and quality control procedures have substantially reduced the likelihood that any additional product with this type of defect will reach the market.

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

On July 27, 2007, the company advised one of its distributors that it was terminating the company’s distributor agreement with the distributor effective August 26, 2007. The company took this action because the distributor advised the company that it intended to carry a competitive product, which the company believes would constitute a violation of the distributor agreement. In 2006, this distributor accounted for approximately 16% of the company’s gross sales. The company expects to retain existing or new distributors to distribute its products in the affected territories previously serviced by the terminated distributor. Although the company expects that the termination of this distributor may have a short-term negative effect on sales in the affected service areas while the company engages replacement distributors, the company does not believe that the termination will have a long-term negative impact on its net sales or operating performance.

There are no product return rights granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so. Product returns were not material to net sales in the quarter ended June 30, 2007 or June 30, 2006.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case generally without any payment for labor to replace the defective product or freight. The company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. During the quarter ended June 30, 2007, the company experienced an increase in product replacement and consumer relations expenses resulting from such discretionary replacements and refunds, substantially all of which related to Trex product produced at the Nevada manufacturing facility, as described above, which did not involve a defect covered by the warranty. The company considers on a case-by-case basis each situation in which it may effect a discretionary replacement or refund.

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

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006

Net Sales. Net sales in the quarter ended June 30, 2007 (the “2007 quarter”) decreased 2.2% to $118.8 million from $121.5 million in the quarter ended June 30, 2006 (the “2006 quarter”). The decrease in net sales was primarily attributable to a 9.7% decrease in sales volume. Net sales performance also was adversely affected by product replacement expenses resulting from discretionary replacements, substantially all of which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview.” Product replacement expenses were $2.5 million, or 2.1% of gross sales, in the 2007 quarter compared to $1.8 million, or 1.4% of gross sales, in the 2006 quarter. The decrease in sales volume was offset in part by a 8.3% increase in revenue per product unit. The increase in revenue per product unit resulted from a price increase, effective May 2006, of 7.0% and increased sales of higher unit priced products. The effect of the price increase was partially offset by incentives offered by the company as part of its early buy annual discount programs. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2007 and 2006 included extended payment terms for purchases in the first four months of each year. The payment options provided in the 2007 early buy program included prompt payment discounts from 0.5% to 3.0% or extended payment terms from 45 to 90 days. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.0% or extended payment terms from 30 to 90 days.

Gross Profit. Gross profit decreased 18.5% to $29.2 million in the 2007 quarter from $35.8 million in the 2006 quarter. The decrease was primarily attributable to the 9.7% decrease in sales volume and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization. Gross profit as a percentage of net sales decreased to 24.6% in the 2007 quarter from 29.5% in the 2006 quarter. Gross margin was adversely affected by a decrease in production rates and yields and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which contributed to a 10.3% decrease in gross margin. The negative effect of the foregoing factors on gross margin in the 2007 quarter was offset in part by higher sales prices and an improved product mix, which produced a 5.4% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.1% to $22.9 million in the 2007 quarter from $23.6 million in the 2006 quarter. The lower selling, general and administrative expenses resulted from a $2.8 million decrease in incentive compensation accruals, a $0.7 million decrease in expenses associated with the lease for office space the company is attempting to sublet, and a $0.4 million decrease in personnel-related costs. For additional information regarding the lease, see Note 12 to the unaudited consolidated financial statements appearing elsewhere in this report. The decline in incentive compensation accruals included a reversal of $0.8 million in accruals made earlier in 2007. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under incentive compensation programs for 2007 as a result of a revised projection of financial results. The effect of these factors was offset in part by an increase of $1.9 million in consumer relations expenses (substantially all of which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview”), an increase of $0.7 million in professional fees, and an increase of $0.6 million in branding expenses. Consumer relations expenses were $4.0 million, or 3.3% of gross sales, in the 2007 quarter compared to $2.1 million, or 1.7% of gross sales, in the 2006 quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 19.2% in the 2007 quarter from 19.4% in the 2006 quarter.

Interest Expense. Net interest expense increased to $2.5 million in the 2007 quarter from $0.9 million in the 2006 quarter. The increase in net interest expense resulted from an increase in average debt balances under the company’s revolving credit facility and from the $0.6 million prepayment fee associated with the retirement of the company’s 8.32% Senior Secured Notes during the 2007 quarter from the proceeds of the company’s convertible senior subordinated notes offering described in Note 7 to the unaudited consolidated financial statements appearing elsewhere in this report. The higher average debt balances under the company’s revolving credit facility were required to fund the higher levels of inventories at each manufacturing location. The company capitalized $0.3 million and $0.4 million of interest on construction in process in the 2007 and 2006 quarters, respectively.

Provision for Income Taxes. The company recorded a provision for income taxes of $1.2 million in the 2007 quarter compared to a provision of $3.8 million in the 2006 quarter. The provisions reflected an effective tax rate of approximately 31.5% in the 2007 quarter and 34% in the 2006 quarter. The decrease in the effective tax rate in the 2007 quarter reflected reduced net income, which is taxable at a lower rate.

Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006

Net Sales. Net sales in the six-month period ended June 30, 2007 (the “2007 six-month period”) increased 3.5% to $234.7 million from $226.8 million in the six-month period ended June 30, 2006 (the “2006 six-month period”). The increase in net sales was primarily attributable to an increase in revenue per product unit and lower sales discounts. The increase in revenue per product unit resulted from a price increase of 7% on all products effective in May 2006, as well as from increased sales of the higher unit priced Trex Brasilia product and Seclusions fencing. Lower sales discounts resulted from the extension of fewer incentives to distributors in the company’s annual sales discount programs. The effect of the foregoing factors was offset in part by increases in product replacement expenses resulting from discretionary replacements, substantially all of which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview,” and a 2.9% decrease in sales volume. Product replacement expenses were $4.3 million, or 1.8% of gross sales, in the 2007 six-month period compared to $2.5 million, or 1.1% of gross sales, in the 2006 six-month period.

Gross Profit. Gross profit decreased 11.7% to $53.8 million in the 2007 six-month period from $60.9 million in the 2006 six-month period. The decline was primarily attributable to the decrease in sales volume and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization. Gross profit as a percentage of net sales decreased to 22.9% in the 2007 six-month period from 26.9% in the 2006 six-month period. Gross margin was adversely affected by a decrease in production rates and yields and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which contributed to an 8.2% decrease in gross margin. The negative effect of these factors in the 2007 six-month period was offset in part by higher sales prices and an improved product mix, which produced a 4.2% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.4% to $39.9 million in the 2007 six-month period from $41.3 million in the 2006 six-month period. The lower selling, general and administrative expenses resulted principally from the company’s receipt of $3.25 million in reimbursement of previously paid attorney fees under a previously reported settlement with ExxonMobil. Selling, general and administrative expenses in the 2007 six-month period also included a decrease of $2.9 million in incentive compensation accruals, and a decrease of $1.1 million in expenses associated with the lease for office space the company is attempting to sublet. For additional information regarding the lease, see Note 12 to the unaudited consolidated financial statements appearing elsewhere in this report. The effect of these factors was offset in part by a $2.5 million increase in consumer relations expense (substantially all of which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview”), an increase of $1.5 million in staffing-related expenses, a $1.5 million increase in professional fees and an increase of $0.8 million in branding expenses. Consumer relations expenses were $6.0 million or 2.5% of gross sales in the 2007 six-month period compared to $3.5 million or 1.5% in the 2006 six-month period. As a percentage of net sales, selling, general and administrative expenses decreased to 17.0% in the 2007 six-month period from 18.2% in the 2006 six-month period.

Interest Expense. Net interest expense increased to $4.2 million in the 2007 six-month period from $1.8 million in the 2006 six-month period. The increase in net interest expense resulted from an increase in average debt balances under the company’s revolving credit facility, and the $0.6 million prepayment fee associated with the retirement of the company’s 8.32% Senior Secured Notes from the proceeds of the company’s convertible senior subordinated notes offering described in Note 7 to the unaudited consolidated financial statements appearing elsewhere in this report. The higher average debt balances under the company’s revolving credit facility were required to fund the higher levels of inventories at each manufacturing location. The company capitalized $0.7 million and $0.7 million of interest on construction in process in the 2007 and 2006 six-month periods, respectively.

Provision for Income Taxes. The company recorded a provision for income taxes of $3.4 million in the 2007 six-month period compared to a provision of $6.2 million in the 2006 six-month period. The provisions reflected an effective tax rate of approximately 35% in both the 2007 six-month period and 2006 six-month period.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities in the 2007 six-month period.

Sources and Uses of Cash. The company’s cash provided by operating activities for the 2007 six-month period was $10.0 million compared to $25.4 million for the 2006 six-month period. Cash from operating activities for the 2007 six-month period was negatively affected by the 45.4% decrease in net income in the 2007 six-month period from the 2006 six-month period. Accounts receivable increased $23.8 million from $18.1 million at December 31, 2006 to $41.9 million at June 30, 2007, compared to an increase of $25.8 million from $12.4 million at December 31, 2005 to $38.2 million at June 30, 2006. The higher accounts receivable balance at June 30, 2007 compared to June 30, 2006 was principally attributable to the timing of sales in the 2007 quarter. The days of sales outstanding increased from 29 for the 2006 quarter to 32 for the 2007 quarter. The company’s total inventories, including raw materials and finished goods, decreased from $111.4 million at December 31, 2006 to $79.7 million at June 30, 2007, compared to a decrease from $56.9 million at December 31, 2005 to $51.4 million at June 30, 2006. Raw materials inventories decreased from $28.2 million at December 31, 2006 to $19.7 million at June 30, 2007, compared to an increase from $18.2 million at December 31, 2005 to $29.0 million at June 30, 2006. Raw material inventories at December 31, 2006 were higher than such inventories at December 31, 2005 in anticipation of the inauguration of the company’s new reclaimed polyethylene reprocessing capabilities. Finished goods inventories decreased from $83.2 million at December 31, 2006 to $60.0 million at June 30, 2007, compared to a decrease from $38.8 million at December 31, 2005 to $22.4 million at June 30, 2006. The company’s finished goods inventories at December 31, 2006 were higher than such inventories at December 31, 2005 due to lower than expected sales volume in 2006 and to the impact of the company’s expanded product offerings, which require the company to maintain more inventory items at each of its manufacturing locations. A decrease in finished goods inventories during the first six months of the year is consistent with the seasonality in the company’s business. A decrease in accounts payable and accrued expenses had a negative effect on cash from operating activities in the 2007 six-month period. The decrease in accounts payable resulted primarily from the timing of payments for raw materials and freight. The decrease in accrued expenses was principally attributable to the timing of expenses and related payments.

The company’s cash used in investing activities totaled $17.4 million in the 2007 six-month period, compared to $7.1 million in the 2006 six-month period. In the 2007 six-month period, the company’s expenditures were used primarily for the purchase of plastic reprocessing, extrusion and additional embossing equipment. In the 2006 six-month period, the company’s expenditures were used primarily for the purchase of plastic reprocessing and additional embossing equipment.

The company’s cash provided by financing activities was $12.7 million in the 2007 six-month period, compared to cash used in financing activities of $12.7 million in the 2006 six-month period. In the 2007 six-month period, the company’s net proceeds from its sale of $85.0 million principal amount of convertible senior subordinated notes was $82.1 million, offset by net debt reductions of $45.7 million under its revolving credit facility and $24.0 million under its 8.32% Senior Secured Notes. In the 2006 six-month period, the company’s net debt reduction included $4.1 million under its revolving credit facility and $8.0 million under its 8.32% Senior Secured Notes.

Indebtedness. At June 30, 2007, the company’s indebtedness totaled $121.5 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the company’s interest-rate swaps, was approximately 5.70%.

On June 18, 2007, the company issued $85.0 million principal amount of its 6.00% Convertible Senior Subordinated Notes due 2012 (the “Notes”) through an underwritten public offering. The company also amended the terms of its existing revolving credit facility and various real estate loans. The company applied a total of $82.1 million of the net proceeds of the sale of the Notes to repay in full $24.0 million principal amount of its 8.32% Senior Secured Notes due July 19, 2009 and $45.7 million principal amount of borrowings outstanding under the revolving credit facility. In connection with the retirement of its 8.32% Senior Secured Notes, the company paid a prepayment penalty of $0.6 million.

On July 12, 2007, the underwriters of the Notes offering exercised their over-allotment option to purchase an additional $12.5 million principal amount of Notes. The Company received net proceeds of $12.1 million from the sale of the additional Notes, which it issued on July 17, 2007.

Concurrently with its issuance of the Notes, the company entered into amendments to its revolving credit facility agreement and conforming amendments to its bond loan documents. The amendments extended the maturity of the revolving credit facility, reset the maximum revolving commitment amount under the facility and modified various financial covenants under the debt agreements. In connection with the foregoing amendments, the company executed three promissory notes to Branch Banking and Trust Company under the company’s credit agreement secured by real property of the company in the aggregate principal amount of approximately $6.7 million to extend the maturity the underlying indebtedness. For information about the Notes and terms of the company’s amended revolving credit facility and real estate notes, see Note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

The company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of account receivables and finished goods inventories. At June 30, 2007, the borrowing base was $79.3 million and no borrowings were outstanding under the facility.

Debt Covenants. To remain in compliance with its credit facility and bond loan document covenants, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2007, the company was in compliance with these covenants.

Capital Requirements. The company made capital expenditures in the 2007 six-month period totaling $17.4 million, primarily to purchase raw material reprocessing, extrusion and additional embossing equipment. The company currently estimates that its capital requirements for full-year 2007 will be $25 to $30 million. The company expects that it will continue to make significant capital expenditures in subsequent years as the company expands its manufacturing operations in order to meet the anticipated increase in the demand for Trex.

At August 1, 2007, the company had a total of approximately $32.8 million of cash and cash equivalents. The company believes that cash on hand, cash from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the company’s products. The company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities. The company may determine that it is necessary or desirable to obtain financing for such requirements through bank borrowings or the issuance of debt or equity securities. Debt financing would increase the company’s level of indebtedness, while equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate real estate debt, all of which is based on LIBOR, and on its $25.0 million variable-rate promissory note. The interest on the variable-rate promissory note is based on auction rates and is reset every seven days. At June 30, 2007, the company had limited its interest rate exposure on all of its $11.0 million real estate loans to an annual effective rate of approximately 9.0%. In addition, the company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount of such promissory note.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at June 30, 2007 was approximately $85.0 million. Based on balances outstanding at June 30, 2007, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $3.5 million at June 30, 2007.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 1.3 million euros at June 30, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The company’s management, with the participation of its Chief Executive Officer, who is the company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the company’s principal financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of June 30, 2007. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year (the “2006 Form 10-K”), our management identified material weaknesses in our internal control over financial reporting as of December 31, 2006. Management concluded that the company did not have a sufficient complement of personnel with knowledge of the company’s financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles and experience in resolving non-routine or complex accounting matters. As a result, errors occurred in the accounting for certain transactions. Management’s review of these transactions and the related account analyses and reconciliations were not sufficient to detect the errors. The errors related to the company’s inventory, property, plant and equipment, accounts payable, cost of sales, selling, general and administrative expenses and income taxes.

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

In 2006 and into 2007, we added accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in late 2006 and early 2007 of additional errors related to prior interim periods in 2006 that resulted in management’s determination that restatement of the financial statements for those prior periods was warranted. While the impact of the enhancements to the internal controls over financial reporting has been positive, as discussed above, management’s assessment for 2007 indicates that additional resources, training and experience are necessary for certain of these controls to operate effectively. Management is taking steps to secure additional resources and training for its staff in the affected areas. In addition, management has determined that further enhancements to the purchasing, receiving and accounts payable processes are necessary, and we have embarked on a plan to enhance our controls over these processes during 2007. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of June 30, 2007. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that, as a result of the foregoing material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

We are continuing to monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of June 30, 2007.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

As most recently reported in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2006 (the “2006 Form 10-K”), on October 16, 2006, Ron Nystrom initiated a lawsuit against the Company, which also included Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced after the commencement of an earlier, previously reported action infringe his patent that was the subject to the earlier action. On April 10, 2007, Mr. Nystrom made a motion to amend his complaint to also allege that the Company’s Contours™ product infringes a second patent owned by him (U.S. Patent Number 5,394,667). The Company believes that the claims in the original complaint and the amended complaint are without merit, and, in addition, are barred by the judgment and patent claim construction in the earlier action. The Company has also asserted against Exxon-Mobil Corporation an indemnity claim pursuant to the 1996 purchase agreement discussed in the 2006 Form 10-K. As part of a previously reported settlement agreement with ExxonMobil, the Company and ExxonMobil have agreed to each bear a specified portion of the cost of defense of the second Nystrom lawsuit.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part 1, “Item 1.A. Risk Factors” in our 2006 Form 10-K, and the risk factor included below, could materially affect the Company’s business, financial condition or operating results. These risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Our prospects for sales growth and profitability will be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. Our inability to produce high-quality products at standard manufacturing rates and yields will result in higher unit costs. A lack of product performance will negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. We are pursuing several initiatives to address product quality problems we have encountered in recent periods. We have experienced in those periods significant increases in product replacement and consumer relations expenses related to product quality. These expenses have had a material adverse impact on our profitability. It is possible that we will continue to experience these significant expenses for the foreseeable future and, if we do, our profitability will suffer.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2007 annual meeting of stockholders on May 7, 2007.

(c)	The following sets forth information regarding each proposal voted upon at the 2007 annual meeting. Each such proposal was approved by stockholders. There were 15,098,761 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2007 annual meeting.

Proposal 1. The election of the following duly nominated directors:

Nominees	Votes For	Votes Withheld
William F. Andrews	11,219,102	817,566
Paul A. Brunner	11,220,664	816,004
Andrew U. Ferrari	10,170,788	1,865,880

Proposal 2. The ratification of the appointment of Ernst & Young LLP as Trex Company, Inc.’s independent registered public accounting firm for the 2007 fiscal year:

Votes For	Against	Abstain
10,868,308	1,165,396	2,964

Item 6.	Exhibits

The Company files herewith the following exhibits:

Exhibit Number	Description
1.1	Underwriting Agreement, dated June 12, 2007, between Trex Company, Inc. and J.P. Morgan Securities, Inc., as Representative of the several underwriters. Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated herein by reference.

4.1	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.2	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.2	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.3	Change in Control Severance Agreement for the Chief Executive Officer of Trex Company, Inc. Filed herewith.

10.4	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 9, 2007	By:	/s/ Paul D. Fletcher
Paul D. Fletcher
Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated June 12, 2007, between Trex Company, Inc. and J.P. Morgan Securities, Inc., as Representative of the several underwriters. Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated herein by reference.

4.1	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.2	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.2	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.3	Form of Change in Control Severance Agreement for the Chief Executive Officer of Trex Company, Inc. Filed herewith.

10.4	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.