Form 10-Q
period 2007-09-30
TREX CO INC
filed 2007-11-08
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at November 6, 2007 was 15,076,738 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$672	$19,746
Accounts receivable, net	18,140	27,141
Inventories	111,434	73,643
Prepaid expenses and other current assets	3,201	3,436
Income taxes receivable	6,480	7,524
Deferred income taxes	3,180	10,653

Total current assets	143,107	142,143
Property, plant, and equipment, net	198,525	203,166
Goodwill	6,837	6,837
Debt-related derivatives	359	153
Other assets	3,489	6,652

Total assets	$352,317	$358,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,248	$16,297
Accrued expenses	17,586	18,686
Accrued warranty	2,467	19,538
Line of credit	44,132	—
Current portion of long-term debt	9,115	35,716

Total current liabilities	113,548	90,237
Deferred income taxes	17,217	5,089
Accrued taxes	—	2,396
Non-current accrued warranty	—	28,453
Debt-related derivatives	747	705
Long-term debt	51,390	97,500

Total liabilities	182,902	224,380

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,913,889 and 15,076,738 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	149	151
Additional paid in capital	62,986	65,956
Accumulated other comprehensive loss	(278)	(444)
Retained earnings	106,558	68,908

Total stockholders’ equity	169,415	134,571

Total liabilities and stockholders’ equity	$352,317	$358,951

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net sales	$78,098	$63,971	$304,849	$298,663
Cost of sales	55,116	73,631	220,928	254,530

Gross profit (loss)	22,982	(9,660)	83,921	44,133
Selling, general and administrative expenses	15,419	52,074	56,738	91,974

Income (loss) from operations	7,563	(61,734)	27,183	(47,841)
Interest expense, net	305	2,021	2,151	6,241

Income (loss) before income taxes	7,258	(63,755)	25,032	(54,082)
Provision (benefit) for income taxes	2,679	(22,528)	8,898	(19,168)

Net income (loss)	$4,579	$(41,227)	$16,134	$(34,914)

Basic earnings (loss) per common share	$0.31	$(2.77)	$1.09	$(2.35)

Basic weighted average common shares outstanding	14,838,343	14,892,507	14,825,287	14,878,951

Diluted earnings (loss) per common share	$0.31	$(2.77)	$1.08	$(2.35)

Diluted weighted average common shares outstanding	14,921,151	14,892,507	14,908,475	14,878,951

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2007
OPERATING ACTIVITIES
Net income (loss)	$16,134	$(34,914)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,248	16,552
Equity method income	(116)	(483)
Deferred income taxes	1,706	(18,517)
Accrued taxes	—	(516)
Stock-based compensation	2,049	3,116
Loss on disposal of property, plant, and equipment	221	4
Changes in operating assets and liabilities:
Accounts receivable	(10,792)	(9,001)
Inventories	(21,039)	37,791
Prepaid expenses and other assets	218	713
Accounts payable	8,940	(23,951)
Accrued expenses and accrued warranty	4,137	45,515
Income taxes receivable	8,354	(843)

Net cash provided by operating activities	25,060	15,466

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(14,533)	(21,197)

Net cash used in investing activities	(14,533)	(21,197)

FINANCING ACTIVITIES
Financing costs	—	(3,628)
Proceeds from sale of convertible senior subordinated notes	—	97,500
Principal payments under mortgages and notes	(8,767)	(24,789)
Borrowings under line of credit	50,709	86,120
Principal payments under line of credit	(51,579)	(130,252)
Repurchases of common stock	(431)	(377)
Proceeds from employee stock purchase and option plans	331	252
Tax effect of stock-based compensation	50	(21)

Net cash (used in) provided by financing activities	(9,687)	24,805

Net increase in cash and cash equivalents	840	19,074
Cash and cash equivalents at beginning of period	1,395	672

Cash and cash equivalents at end of period	$2,235	$19,746

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,835	$4,459
Cash paid (received) for income taxes, net	$(528)	$618

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (UNAUDITED).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2006 and 2007

(unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”) manufactures wood/plastic composite products primarily for residential and commercial decking, railing and fencing applications. Trex Wood-Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission (the “2006 Form 10-K”).

The Company’s critical accounting policies are included in the 2006 Form 10-K. Since the year ended December 31, 2006, there have been no significant changes in the Company’s critical accounting policies and estimates other than the warranty liability estimates, which resulted in the Company increasing its warranty liability to $48.0 million in the three months ended September 30, 2007. See Note 13.

Certain reclassifications have been made in the presentation of the financial statements for the periods prior to fiscal year 2007 to conform to the presentation of the financial statements for the nine months ended September 30, 2007.

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

4.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) was $4.2 million and $(41.3) million for the three months ended September 30, 2006 and 2007, respectively, and $16.3 million and $(35.1) million for the nine months ended September 30, 2006 and 2007, respectively. Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest-rate swap contracts.

5.	INVENTORY

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2006	September 30, 2007
Finished goods	$83,224	$57,180
Raw materials	28,210	16,463

Total inventories	$111,434	$73,643

Inventory is stated at the lower of standard cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the three months ended September 30, 2007, management decided to reclaim certain finished goods inventories for future use in the Company’s manufacturing process. As a result, the Company recorded a $9.4 million charge to write down the affected inventory to reclaim value.

For the three months and nine months ended September 30, 2007, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized an expense of $0.4 million and a benefit of $1.0 million during the three months and nine months ended September 30, 2007, respectively.

An actual valuation of inventory under LIFO can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2006	September 30, 2007
Accrued compensation and benefits	$4,491	$5,408
Accrued interest	624	2,655
Accrued sales and marketing costs	4,242	2,328
Accrued customer relations costs	1,597	2,073
Accrued rent obligations	2,421	2,062
Accrued manufacturing expenses	2,394	1,339
Accrued freight	481	797
Accrued professional and legal costs	461	277
Other	875	1,747

Total accrued expenses	$17,586	$18,686

7.	DEBT

Convertible Notes

On June 18, 2007, the Company issued $85.0 million principal amount of its 6.00% Convertible Senior Subordinated Notes due 2012 (the “Notes”) through an underwritten public offering. The Company used a portion of the net proceeds of $82.1 million from the sale of the Notes to repay in full $24.0 million principal amount of its 8.32% Senior Secured Notes due July 19, 2009 and $45.7 million principal amount of borrowings outstanding under its revolving credit facility. In connection with the retirement of its 8.32% Senior Secured Notes, the Company paid a prepayment penalty of $0.6 million, which is included in net interest expense in the accompanying statements of operations.

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

Holders may convert the Notes at their option before the close of business on any business day prior to April 1, 2012 only under the following circumstances:

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

Amendments to Senior Secured Debt Agreements

Effective on June 18, 2007, the Company entered into amendments to its Credit Agreement, dated as of June 19, 2002 (as previously amended, the “Credit Agreement”), with Branch Banking and Trust Company (BB&T) and the Reimbursement and Credit Agreement, dated as of December 1, 2004, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Bank and Administrative Agent (as previously amended, the “Reimbursement Agreement” and together with the Credit Agreement, the “Agreements”). BB&T has extended a senior secured revolving credit facility to the Company under the Credit Agreement. Among other things, the amendments:

•	extended the maturity of the revolving credit facility to June 30, 2010;

•

reset the maximum revolving commitment amount under the revolving credit facility to be (a) $70 million for the period commencing December 1 of each calendar year to and including May 31 of the immediately succeeding calendar year, and (b) $40 million for the period commencing June 1 to and including November 30 of each calendar year;

•	amended the financial covenants the Company is required to observe under the Agreements, so that:

•

the Company’s ratio of total consolidated senior debt to consolidated EBITDA, as defined for purposes of the Agreements (the “senior debt ratio”), may not be greater than 3.25:1.0 through March 31, 2008, and thereafter may not be greater than (a) 2.50:1.00 for any measurement period ending June 30 or September 30, and (b) 3.00:1.00 for any measurement period ending December 31 or March 31;

•

the Company’s ratio of total consolidated debt to total consolidated capitalization, as defined for purposes of the Agreements, for any measurement period may not be greater than 60% through March 31, 2008, and thereafter may not be greater than (a) 50% as of any time of measurement during the calendar quarters ending June 30 and September 30, and (b) 60% as of any time of measurement during the calendar quarters ending December 31 and March 31; and

•

the Company’s ratio of EBITDA to fixed charges, as defined for purposes of the Agreements (the “fixed charge coverage ratio”), may not be less than (a) 1.25:1.00 for any measurement period through March 31, 2008, and (b) 1.40:1.00 for any measurement period thereafter;

•

amended the applicable real estate term loan margin, the applicable revolving loan margin and the unused commitment fee percentage definitions in the Credit Agreement so that such loan margins and fee percentage will be determined with reference to the Company’s ratio of funded net senior debt to EBITDA, as defined for purposes of the Reimbursement Agreement; and

•

revised the annual facility fee payable by the Company under the Reimbursement Agreement, which will be calculated based on the Company’s ratio of funded net senior debt to EBITDA (as defined for purposes of the Reimbursement Agreement).

Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of certain accounts receivables and finished goods inventories. As of September 30, 2007, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $66.7 million.

On June 18, 2007, concurrently with the effectiveness of the foregoing amendments to the Agreements, the Company executed three promissory notes to BB&T under the Credit Agreement secured by real property of the Company in the aggregate principal amount of approximately $6.7 million. The three promissory notes, which replace previously outstanding promissory notes, extend the maturity of the underlying indebtedness to June 30, 2011.

Consistent with generally accepted accounting principles, the Company capitalized $4.0 million of financing-related expenses as deferred financing costs in the nine months ended September 30, 2007 relating to the refinancing of the Company’s revolving credit facility and issuance of the Notes and the foregoing real estate notes. The deferred financing costs will be amortized over the terms of the various debt instruments for periods that will vary between three to five years.

Covenants

As of September 30, 2007, the Company was not in compliance with the senior debt ratio covenant or the fixed charge coverage ratio covenant under the Agreements. Such noncompliance constituted an event of default under each Agreement. On November 5, 2007, effective as of September 30, 2007, BB&T and JPMorgan waived the Company’s noncompliance with these covenants solely with respect to its noncompliance as of the September 30, 2007 measurement date. As a condition of the limited waivers, the Company agreed that, on or before November 21, 2007, to secure the Company’s obligations under the Reimbursement Agreement, it would grant to JPMorgan (1) a second-priority lien on the Company’s accounts receivable and inventory which currently secure the Company’s obligations under the Credit Agreement and (2) a first-priority lien on all fixtures and personalty (including machinery and equipment, but excluding inventory) at the Company’s Mississippi facility which are not currently subject to liens. Any failure by the Company to create and perfect such liens by the required date would constitute an event of default under the Reimbursement Agreement. The Company has further agreed to cause its consignees to enter into agreements providing BB&T and JPMorgan certain rights with respect to inventory held by such consignees. The Company’s failure to provide such agreements by the dates specified would disqualify inventory held by certain consignees as being eligible for borrowing base purposes under the Credit Agreement and could constitute an event of default under the Agreements.

As of September 30, 2007, the Company was also not in compliance with the covenant in its Standing Loan Agreement (Nevada) with Bank of America, N.A., dated as of September 28, 1999 (as amended, the “Standing Loan Agreement”), with respect to its fixed charge ratio (as defined for purposes of the Standing Loan Agreement). Such noncompliance constituted a default under the Standing Loan Agreement. By letter dated November 6, 2007, Bank of America, N.A. agreed to waive the exercise of its rights and remedies arising as a result of the Company’s noncompliance with this covenant for the measurement period ended September 30, 2007.

Based on its anticipated operating results, the Company currently expects that it will need, and the Company will seek, to obtain amendments to the above-described covenants under the Agreements and the Standing Loan Agreement prescribing the senior debt and fixed charge coverage ratios to achieve compliance with these ratios as of December 31, 2007 and as of quarterly measurement dates in 2008. There can be no assurance as to whether, or as to the terms on which, the Company will be able to obtain any such amendments or waivers. Because the Company’s ability to obtain such amendments, or waivers of any future noncompliance with such covenants, and accordingly to avoid incurring future events of default under the Credit Agreement, the Reimbursement Agreement and the Standing Loan Agreement is uncertain, the Company has reclassified $5.8 million of amounts outstanding under the Credit Agreement, $25.0 million of amounts outstanding under the Reimbursement Agreement and $3.7 million of amounts outstanding under the Standing Loan Agreement as of September 30, 2007 as current liabilities in accordance with SFAS No. 78, Classification of Obligations that are Callable by a Creditor.

Interest-Rate Swap Contracts

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note. At September 30, 2007, the Company had limited its interest rate exposure on all of its $10.7 million real estate loans to an annual effective rate of approximately 9.0%. In addition, the Company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount on such promissory note.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Numerator:
Net income (loss) available to common shareholders	$4,579	$(41,227)	$16,134	$(34,914)

Denominator:
Basic weighted average shares outstanding	14,838,343	14,892,507	14,825,287	14,878,951
Effect of dilutive securities: Stock options	21,718	—	24,140	—
Restricted stock	61,090	—	59,048	—

Diluted weighted average shares outstanding	14,921,151	14,892,507	14,908,475	14,878,951

Basic earnings (loss) per share	$0.31	$(2.77)	$1.09	$(2.35)

Diluted earnings (loss) per share	$0.31	$(2.77)	$1.08	$(2.35)

The Company has evaluated the dilutive effect of its convertible notes (as described in Note 7). As of September 30, 2007, there was no such dilutive effect. However, if the convertible notes were converted into common stock, the additional shares of common stock outstanding would be 1,119,095 weighted average common shares for both the three months and nine months ended September 30, 2007.

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

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the nine months ended September 30, 2006 and 2007, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2006	2007
Weighted-average fair value grants	$10.28	$10.63
Dividend yield	0%	0%
Average risk-free interest rate	4.4%	4.7%
Expected term (years)	5	5
Expected volatility	41%	41%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2007:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock options	—	—
Stock appreciation rights	207,432	$24.56
Performance share awards	7,213	25.37
Restricted stock	188,331	23.44

The following table summarizes the Company’s stock-based compensation expense for the three months and nine months ended September 30, 2006 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Stock options and stock appreciation rights	$0.6	$1.0	$1.6	$1.9
Performance share awards and restricted stock	0.1	0.4	0.4	1.2

Total stock-based compensation	$0.7	$1.4	$2.0	$3.1

Total unrecognized compensation cost related to unvested stock options and stock awards as of September 30, 2006 and September 30, 2007 totaled $4.1 million and $8.1 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

As reported by the Company on its current report Form 8-K filed with the Securities and Exchange Commission on August 20, 2007, the Compensation Committee of the Board of Directors approved amendments to the terms of certain outstanding awards of SARs and restricted stock granted under the 2005 Plan to Anthony J. Cavanna during his service as an executive officer. As a result of such amendments, the Company recorded an additional $0.7 million of stock-based compensation in the three months ended September 30, 2007.

10.	INCOME TAXES

As a result of its adoption of FIN 48, the Company recognized a charge of $2.7 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $2.9 million, of which $1.6 million, if recognized, would affect the effective tax rate. As of September 30, 2007, the Company had unrecognized tax benefits of $2.4 million, of which $1.6 million, if recognized, would affect the effective tax rate. In addition, the Company had accrued interest and penalty expenses related to the unrecognized tax benefits of $1.5 and $1.6 million, as of January 1, 2007 and September 30, 2007, respectively. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense. Penalties, if incurred, would be recognized as a component of selling, general and administrative expenses. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, which are the tax years that remain subject to examination by federal and state tax jurisdictions as of September 30, 2007.

As of December 31, 2006, the Company had a valuation allowance of $2.2 million related to the realizability of certain state tax credits. The Company has determined the need for an additional valuation allowance of $2.1 million regarding such credits based on changes in management’s estimates regarding future taxable income. As of September 30, 2007, the Company’s valuation allowance totaled $4.3 million.

11.	SEASONALITY

The Company’s net sales and income from operations have historically varied from quarter to quarter. Such variations are principally attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and new construction activity. Net sales during the nine months ended September 30, 2005 and 2006 accounted for approximately 85% and 90% of annual net sales in the years ended December 31, 2005 and 2006, respectively.

12.	RESTRUCTURING CHARGES

On September 10, 2007, the Company’s Board of Directors approved a plan intended to reduce operating costs and improve the efficiency of the Company’s manufacturing operations. Pursuant to the plan, the Company will suspend operations at its manufacturing facility in Olive Branch, Mississippi for an indeterminate amount of time, and will consolidate all manufacturing operations into its other two plants, located in Winchester, Virginia and Fernley, Nevada.

In connection with the plan, the Company expects to incur total facility exit and restructuring costs, all of which will be cash charges, of approximately $2.8 million, including approximately $1.0 million for personnel-related costs and approximately $1.8 million for facilities-related and other costs. The Company recognized $1.5 million of these costs in selling, general and administrative expenses in the three months ended September 30, 2007 and expects to recognize substantially all of the remaining costs during the three months ending December 31, 2007.

As of September 30, 2007, the net book value of the property, plant and equipment located at the Olive Branch facility was $35.5 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the $35.5 million of assets and determined that no impairment exists as of September 30, 2007. The Company will continue to evaluate the assets for impairment as required by SFAS 144. Changes to key management assumptions, including the planned future use of the facility, could result in an impairment charge in future periods.

13.	COMMITMENTS AND CONTINGENCIES

Product Warranty

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case generally without any payment for labor to replace the defective product or freight. The Company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the Company does not have a legal obligation to do so. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Liability estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates on a quarterly basis based on the differences between actual experience and historical estimates.

During 2005, the Company began receiving claims related to the replacement of Trex product that exhibited surface defects. Initial analysis of the available data indicated that the product failure was confined to material produced in 2003 at the Nevada manufacturing facility and that the “incubation” period, or the period between deck installation and appearance of the defect and related submission of a claim, was approximately two years. Based on these factors, the Company concluded that substantially all of the costs related to the defective material had been recognized and estimated that the future costs related to the defect were immaterial. During late 2006 and into mid-2007, the Company began receiving claims that indicated that the product failure was not limited to 2003 production. Throughout this period, management initiated efforts to investigate the source of the problem and identify the affected production and implemented progressive improvements to the manufacturing process at the Nevada facility to stem the continued production of defective material. During the three months ended June 30, 2007, the Company concluded that product failures extended to include 2004 production from the Nevada facility and increased its warranty liability accordingly.

During the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006, although it cannot provide assurance in this regard.

Based on the data currently available, the Company has revised its estimate of expected future product replacement and consumer relations expenses related to the defect and adjusted its warranty liability to $48.0 million by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. To estimate the liability, the Company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Management also continually reevaluates its practices regarding discretionary payments made to consumers for installation labor costs for which the Company is not obligated to pay under the provisions of the Company’s limited warranty. Although the Company adjusted the warranty liability accordingly by recording the best estimate of the expected costs, due to the highly subjective nature of the available data, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against earnings.

The following is a reconciliation of the Company’s warranty liability (in thousands):

Nine Months Ended September 30, 2007
Balance as of December 31, 2006	$2,467
Provision for estimated warranties	63,950
Settlements made during the period	(18,426)

Balance as of September 30, 2007	$47,991

Lease Contingency

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 80,071 square feet during 2012 through the end of the lease term. The Company has executed subleases for 45,915 square feet and is currently attempting to sublet the remaining office space. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended September 30, 2007, the Company executed subleases with slightly different terms from those previously used to estimate future sublease receipts and changed its assumption regarding the commencement date used to estimate future sublease receipts for the remaining space that has not been sublet. As a result, the Company recorded an additional charge of $0.1 million.

The Company’s assumptions in estimating future sublease receipts included consideration of vacancy rates, rental rates and the timing of future subleases. Vacancy rates in the area where the property is located have remained stable while rental rates have increased marginally. Management believes that the rental rates on the Company’s existing subleases are an indicator of current market rates in the area and has, therefore, incorporated the rates into its calculation of the estimated sublease receipts. However, the delivery of a significant amount of new office space in the area could have a negative effect on vacancy rates and rental rates. The inability to sublet the remaining office space or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in additional charges to selling, general and administrative expenses in future periods.

As of September 30, 2007, the minimum payments remaining under the Company’s lease over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.4 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $18.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the fiscal years ending December 31, 2007, 2008, 2009, 2010 and 2011 are $0.1 million, $1.1 million, $1.3 million, $1.3 million and $1.3 million, respectively, and $3.4 million thereafter. The following table provides information about the Company’s liability under the lease (in thousands):

Nine Months Ended September 30, 2007
Balance as of December 31, 2006	$1,765
Less: cash payments, net	(889)
Accretion of discount	88
Add: additional charge due to changes in estimated sublease receipts	391

Balance as of September 30, 2007	$1,355

Legal Matters

The Company is involved in certain litigation as described in Note 12 to the audited consolidated financial statements included in the 2006 Form 10-K. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Related Parties

Anthony J. Cavanna retired as Chief Executive Officer of the Company effective August 15, 2007 and continues to serve as Chairman of the Board. Effective September 10, 2007, Mr. Cavanna was appointed as the interim Chief Financial Officer of the Company following the resignation of the former Senior Vice President and Chief Financial Officer. In connection with Mr. Cavanna’s service as interim Chief Financial Officer, the Company and Mr. Cavanna entered into a consulting agreement which will remain in effect until terminated by either the Company or Mr. Cavanna on seven days’ prior written notice. Pursuant to this agreement, Mr. Cavanna will receive consulting fees of $23,000 per calendar month, prorated for any partial months of service, and will be reimbursed for reasonable business travel expenses incurred in connection with his performance of services under the agreement. During the term of the consulting agreement, Mr. Cavanna will not receive any fees for his services as Chairman of the Board.

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

In the last three years, the company has expanded its product offerings by introducing the Trex Accents®, Trex Brasilia® and Trex Contours® decking product lines and the new Trex Designer Series Railing® and Trex Artisan Series Railing® products. Sales of the Trex Accents and Trex Contours products accounted for approximately 66.7% of total gross sales in the quarter ended September 30, 2007. Sales of the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products accounted for approximately 22.9% of total gross sales in the same quarter. Because these new products have a higher sales price per unit, the introduction of the products into the sales mix had a positive effect on total revenue. The company expects that the demand for the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products will grow as a result of expanded marketing and merchandising efforts. In 2006, the company introduced a fencing product, Trex Seclusions®, in limited test markets. Sales of Trex Seclusions were not material in the quarter ended September 30, 2007. The company expects that the demand for Trex Seclusions will grow as fencing wholesalers and installers become more familiar with the product.

In 2008, the company expects to introduce Trex Escapes™, which is an ultra low-maintenance deck board, and Trex Trim™, which is an external trim product. Both of these products will be manufactured for the company by third-party manufacturers.

The management of raw material costs, the improvement of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. During 2005 and 2006, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” lower manufacturing plant utilization and incremental costs associated with the company’s quality initiatives. During 2006, and through the first nine months of 2007, a significant portion of the capital investments made by the company has been for the purchase and installation of PE material processing equipment and manufacturing equipment necessary to enable the company to manage effectively its cost of PE material and improve manufacturing performance. The new equipment has resulted in incremental monthly improvements in manufacturing efficiencies during the quarter ended September 30, 2007, a trend the company expects to continue during the fourth quarter of 2007.

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

The company continues to experience increased costs, which adversely affect profitability, related to the replacement of Trex product that exhibited surface defects and which the company has determined was produced at the Nevada manufacturing facility beginning in 2003. The costs related to the replacement of this product are reflected in net sales as product replacement costs, thereby reducing net sales, while the costs related to installation labor are reflected in selling, general and administrative expenses as consumer relations expenses. The company maintains a warranty liability for expected future product replacement and consumer relations expenses and reviews and adjusts the liability on a quarterly basis.

During 2005, the company began receiving claims related to the replacement of Trex product that exhibited surface defects. Initial analysis of the available data indicated that the product failure was confined to material produced in 2003 at the Nevada manufacturing facility and that the “incubation” period, or the period between deck installation and appearance of the defect and related submission of a claim, was approximately two years. Based on these factors, the company concluded that substantially all of the costs related to the defective material had been recognized and estimated that the future costs related to the defect were immaterial. During late 2006 and into mid-2007, the company began receiving claims that indicated that the product failure was not limited to 2003 production. Throughout this period, management initiated efforts to investigate the source of the problem and identify the affected production and implemented progressive improvements to the manufacturing process at the Nevada facility to stem the continued production of defective material. During the three months ended June 30, 2007, the company concluded that product failures extended to include 2004 production from the Nevada facility and increased its warranty liability accordingly.

During the quarter ended September 30, 2007, the company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at other Trex facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006, although it cannot provide assurance in this regard.

Based on the data currently available, the company has revised its estimate of expected future product replacement and consumer relations expenses related to the defect and adjusted its warranty liability to $48.0 million by recording a charge to earnings of $45.2 million in the quarter ended September 30, 2007. To estimate the liability, the company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Management also continually reevaluates its practices regarding discretionary payments made to consumers for installation labor costs for which the company is not obligated to pay under the provisions of the company’s limited warranty. Although the company adjusted the warranty liability accordingly by recording the best estimate of the expected costs, due to the highly subjective nature of the available data, it is possible that the ultimate settlement of the claims may exceed the amount recorded and result in future charges against earnings.

Inventory is stated at the lower of standard cost or net realizable value. The company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the quarter ended September 30, 2007, management decided to reclaim certain finished goods inventories for future use in the Company’s manufacturing process. As a result, the Company recorded a $9.4 million charge to write down the affected inventory to reclaim value.

Net Sales. Net sales consist of sales and freight, net of returns, discounts and changes in the warranty reserve. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the company has historically provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the company from time to time may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs.

On July 27, 2007, the company advised one of its distributors that it was terminating the company’s distributor agreement with the distributor effective August 26, 2007. The company took this action because the distributor advised the company that it intended to carry a competitive product, which the company believes would constitute a violation of the distributor agreement. In 2006, this distributor accounted for approximately 16% of the company’s gross sales. The company has retained new distributors to distribute its products in the affected territories previously serviced by the terminated distributor. Although the termination of this distributor may have had a short-term negative effect on sales in the affected service areas while the company engaged replacement distributors, the company does not believe that the termination will have a long-term negative impact on its net sales or operating performance.

There are no product return rights granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so. Product returns were not material to net sales in the quarter ended September 30, 2007 or September 30, 2006.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case generally without any payment for labor to replace the defective product or freight. The company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. During the quarter ended September 30, 2007, the company experienced an increase in product replacement expenses resulting from an increase in the warranty reserve.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business. During the quarter ended September 30, 2007, the company experienced an increase in consumer relations expenses resulting from an increase in the warranty reserve.

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006

Net Sales. Net sales in the quarter ended September 30, 2007 (the “2007 quarter”) decreased 18.1% to $64.0 million from $78.1 million in the quarter ended September 30, 2006 (the “2006 quarter”). The decrease in net sales was attributable to an increase of $45.2 million to the company’s warranty reserve, which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview.” The effect of the increase in the warranty reserve was to reduce net sales by $16.1 million. Before giving effect to the increase in the warranty reserve, net sales for the 2007 quarter totaled $80.1 million, which represented a 2.6% increase from the 2006 quarter. The increase in net sales, before the increased warranty reserve, was primarily attributable to a 4.7% increase in revenue per product unit on comparable sales volume. The increase in revenue per product unit resulted from increased sales of higher unit priced products. The positive impact of this factor on net sales performance was adversely affected by an increase in product replacement expenses incurred during the 2007 quarter, which were in addition to the increase in the warranty reserve, resulting from discretionary replacements, substantially all of which related to Trex product produced at the Nevada manufacturing facility. Product replacement expenses incurred during the 2007 quarter were $3.6 million, or 4.2% of gross sales, in the 2007 quarter compared to $1.5 million, or 1.9% of gross sales, in the 2006 quarter.

Gross Profit. Gross profit decreased 142.0% to ($9.7) million in the 2007 quarter from $23.0 million in the 2006 quarter. The decrease was primarily attributable to the reduction in net sales resulting from the effect of the increase in the warranty reserve of $16.1 million and the effect of a $9.4 million inventory valuation adjustment for certain inventories reclaimed for use in the company’s manufacturing process. Before giving effect to the increase in the warranty reserve and inventory valuation adjustment, gross profit for the 2007 quarter was $15.8 million, which represented a decrease of 31.1% from the 2006 quarter. Before giving effect to the increased warranty reserve and inventory valuation adjustment, gross profit as a percentage of net sales decreased to 19.8% in the 2007 quarter from 29.4% in the 2006 quarter. The decrease in gross margin in the 2007 quarter, before giving effect to the increased warranty reserve and inventory valuation adjustment, as compared to gross margin in the 2006 quarter, resulted from a decrease in production rates and yields and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which accounted for an 8.0% decrease in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 237.7% to $52.1 million in the 2007 quarter from $15.4 million in the 2006 quarter. The higher selling, general and administrative expenses were primarily attributable to the increased warranty reserve, which increased selling, general and administrative expenses by $29.1 million. Before giving effect to the increase in the warranty reserve, selling, general and administrative expenses for the 2007 quarter were $23.0 million, which represented a 49.0% increase from the 2006 quarter. The higher selling, general and administrative expenses, before the increased warranty reserve, resulted from a $3.1 million increase in incentive compensation accruals, an increase of $2.8 million in consumer relations expenses incurred during the 2007 quarter, in addition to the increase in the warranty reserve (substantially all of which related to Trex product produced at the Nevada manufacturing facility), $1.5 million of expense related to the temporary shutdown of the Company’s Olive Branch, Mississippi manufacturing facility in the 2007 quarter and a $0.7 million expense recognized for the acceleration of stock-based compensation upon the retirement of a key executive during the 2007 quarter. The increase in incentive compensation included a reversal in the 2006 quarter of $3.1 million in accruals made during the first six months of 2006. The reversal resulted from management’s assessment that lesser amounts would be earned and payable under incentive compensation programs related to the company’s financial performance for fiscal year 2006. Consumer relations expenses were $5.6 million, or 6.6% of gross sales, in the 2007 quarter compared to $2.8 million, or 3.5% of gross sales, in the 2006 quarter. The effect of these factors was offset in part by a $0.3 million decrease in expenses associated with the lease for office space the company is attempting to sublet. For additional information regarding the lease, see Note 13 to the condensed consolidated financial statements appearing elsewhere in this report. Before the increased warranty reserve, selling, general and administrative expenses as a percentage of net sales increased to 28.7% in the 2007 quarter from 19.7% in the 2006 quarter.

Interest Expense. Net interest expense increased to $2.0 million in the 2007 quarter from $0.3 million in the 2006 quarter. The increase in net interest expense resulted primarily from an increase in average debt balances as a result of the company’s issuance in the second quarter of 2007 and the 2007 quarter of a total of $97.5 million principal amount of senior subordinated convertible notes. The company retired $24.0 million principal amount of senior secured notes with the proceeds of the convertible notes offering and, in connection with the retirement, paid a $0.6 million prepayment penalty in the second quarter of 2007. The company capitalized $0.2 million and $0.4 million of interest on construction in process in the 2007 and 2006 quarters, respectively.

Provision (Benefit) for Income Taxes. The company recorded a benefit for income taxes of $22.5 million in the 2007 quarter compared to a provision for income taxes of $2.7 million in the 2006 quarter. The related effective tax rates were a benefit of 35.3% for the 2007 quarter and a provision of 36.9% in the 2006 quarter. The decrease in the effective tax rate in the 2007 quarter resulted from the recording of an additional valuation allowance related to the realizability of certain state tax credits of $2.1 million in the 2007 quarter based on changes in management’s estimates regarding future taxable income.

Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006

Net Sales. Net sales in the nine-month period ended September 30, 2007 (the “2007 nine-month period”) decreased 2.0% to $298.7 million from $304.9 million in the nine-month period ended September 30, 2006 (the “2006 nine-month period”). The decrease in net sales was attributable to an increase of $45.5 million in the company’s warranty reserve, which related to Trex product produced at the Nevada manufacturing facility, as described under “Overview.” The effect of the increase in the warranty reserve was to reduce net sales by $16.8 million. Before giving effect to the increase in the warranty reserve, net sales for the 2007 nine-month period totaled $315.5 million, which represented a 3.5% increase from the 2006 nine-month period. The increase in net sales, before the increased warranty reserve, was primarily attributable to an increase in revenue per product unit and lower sales discounts. The increase in revenue per product unit resulted from a price increase of 7% on all products effective in May 2006. Lower sales discounts resulted from the extension of fewer incentives to distributors in the company’s annual sales discount programs. The positive impact of these factors was offset, in part, by lower sales volume and an increase in product replacement expenses incurred during the 2007 nine-month period, which were in addition to the increase in the warranty reserve resulting from discretionary replacements, substantially all of which related to Trex product produced at the Nevada manufacturing facility. Product replacement expenses incurred during the nine-month period were $8.0 million, or 2.4% of gross sales, in the 2007 nine-month period compared to $4.0 million, or 1.3% of gross sales, in the 2006 nine-month period.

Gross Profit. Gross profit decreased 47.4% to $44.1 million in the 2007 nine-month period from $83.9 million in the 2006 nine-month period. The decrease was primarily attributable to the reduction in net sales resulting from the increase in the warranty reserve in the 2007 quarter and the effect of a $9.4 million inventory valuation adjustment for certain inventories reclaimed for use in the company’s manufacturing process. Before giving effect to the increase in the warranty reserve and inventory valuation adjustment, gross profit for the 2007 nine-month period was $70.3 million, which represented a decrease of 16.2% from the 2006 nine-month period. The decrease, before the increased warranty reserve and inventory valuation adjustment, was primarily attributable to the decrease in sales volume and higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization. Before the increased warranty reserve and inventory valuation adjustment, gross profit as a percentage of net sales decreased to 22.3% in the 2007 nine-month period from 27.5% in the 2006 nine-month period. The decrease in gross margin in the 2007 nine-month period, before giving effect to the increased warranty reserve and inventory valuation adjustment, as compared to gross margin in the 2006 nine-month period, primarily resulted from a decrease in production rates and yields, higher raw materials costs and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which accounted for a 9.2% decrease in gross margin. The negative effect of these factors in the 2007 nine-month period was offset in part by higher sales prices and an improved product mix, which accounted for a 4.0% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 62.1% to $92.0 million in the 2007 nine-month period from $56.7 million in the 2006 nine-month period. The higher selling, general and administrative expenses were primarily attributable to the increased warranty reserve, which increased selling, general and administrative expenses by $28.7 million. Before giving effect to the increase in the warranty reserve, selling, general and administrative expenses for the 2007 nine-month period were $63.2 million, which represented an 11.5% increase from the 2006 nine-month period. The higher selling, general and administrative expenses, before the increased warranty reserve, resulted from an increase of $5.8 million in consumer relations expenses (substantially all of which related to Trex product produced at the Nevada manufacturing facility), a $2.2 million increase in personnel related costs, $1.5 million of expense related to the temporary shutdown of the company’s Olive Branch, Mississippi manufacturing facility in the 2007 quarter and an increase of $1.3 million in professional fees. Consumer relations expenses were $12.2 million, or 3.7% of gross sales, in the 2007 nine-month period compared to $6.3 million, or 2.0% of gross sales, in the 2006 nine-month period. The effect of these factors was offset in part by the company’s receipt of $3.25 million in reimbursement of previously paid attorney fees under a previously reported settlement with ExxonMobil and a $1.3 million decrease in expenses associated with the lease for office space the company is attempting to sublet. For additional information regarding the lease, see Note 13 to the condensed consolidated financial statements appearing elsewhere in this report. Before the increased warranty reserve, selling, general and administrative expenses as a percentage of net sales increased to 20.0% in the 2007 nine-month period from 18.6% in the 2006 nine-month period.

Interest Expense. Net interest expense increased to $6.2 million in the 2007 nine-month period from $2.2 million in the 2006 nine-month period. The increase in net interest expense resulted from an increase in average debt balances under the company’s revolving credit facility and from an increase in total debt as a result of the company’s issuance in the second quarter of 2007 and the 2007 quarter of a total of $97.5 million principal amount of senior subordinated convertible notes. The company retired $24.0 million principal amount of senior secured notes with the proceeds of the convertible notes offering and, in connection with the retirement, paid a $0.6 million prepayment penalty. The higher average debt balances under the company’s revolving credit facility during the 2007 nine-month period were required to fund the higher levels of inventories at each manufacturing location. The company capitalized $0.9 million and $1.1 million of interest on construction in process in the 2007 and 2006 nine-month periods, respectively.

Provision for Income Taxes. The company recorded a benefit for income taxes of $19.2 million in the 2007 nine-month period compared to a provision for income taxes of $8.9 million in the 2006 nine-month period. The related effective tax rates were a benefit of 35% for the 2007 nine-month period and a provision of 35% in the 2006 nine-month period. The effective tax rate in the 2007 nine-month period resulted from the recording of an additional valuation allowance related to the realizability of certain state tax credits of $2.1 million based on changes in management’s estimates regarding future taxable income.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At September 30, 2007, the company had a total of $19.7 million of cash and cash equivalents, compared to $2.2 million at September 30, 2006 and $0.6 million at December 31, 2006. Cash and cash equivalents increased $19.1 million during the 2007 nine-month period primarily from the company’s issuance of its 6.00% Convertible Senior Subordinated Notes due 2012 (the “Notes”) through an underwritten public offering in June 2007. Net offering proceeds were used to repay indebtedness, including the Company’s 8.32% Senior Secured Notes due July 19, 2009 (the “Senior Secured Notes”) and borrowings under the revolving credit facility. The remaining net offering proceeds have funded working capital and other general corporate purposes.

The company believes that cash on hand, cash from operations and (subject to resolution of the covenant compliance matters discussed below) borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet its other cash requirements and maintain compliance with terms of its borrowing agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the company’s products. The company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities.

The company’s ability to meet its cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure by the company to negotiate amendments to its existing debt agreements to resolve expected future noncompliance with financial covenants could adversely affect the company’s liquidity by reducing its access to revolving credit borrowings needed primarily to fund its seasonal borrowing needs. The company may determine that it is necessary or desirable to obtain additional financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to its business plan. Debt financing would increase the company’s level of indebtedness, while equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing, which would be restricted by covenants contained in its existing debt agreements.

Sources and Uses of Cash. Net cash provided by operating activities totaled $15.5 million in the 2007 nine-month period, compared to $25.1 million in the 2006 nine-month period. The year-over-year decrease in operating cash flows of $9.6 million was attributable to a net decrease of $51.0 million in net income combined with a net decrease of $18.9 million in non-cash items, which was offset, in part, by improved net working capital of $60.4 million. The increase in working capital resulted primarily from a $37.8 million decrease in inventories and a net increase of $21.8 million in net accrued expenses and accounts payable in the 2007 nine-month period.

Net cash used in investing activities totaled $21.2 million in the 2007 nine-month period, compared to cash used in investing activities of $14.5 million in the 2006 nine-month period. Capital expenditures in the 2007 nine-month period were applied primarily to the purchase of plastic reprocessing, extrusion and additional embossing equipment.

Net cash provided by financing activities was $24.8 million in the 2007 nine-month period compared to cash used in financing activities of $9.7 million in the 2006 nine-month period. In the 2007 nine-month period, the company’s $94.2 million of net proceeds from its sale of $97.5 million principal amount of Notes was offset in part by net debt reductions of $45.7 million under its revolving credit facility and $24.0 million under its Senior Secured Notes

Indebtedness. At September 30, 2007, the company’s indebtedness totaled $133.9 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the company’s interest rate swaps, was approximately 5.72%.

On June 18, 2007, the company issued $85.0 million principal amount of Notes through an underwritten public offering. The company also amended the terms of its existing revolving credit facility and various real estate loans. The company used a portion of the net proceeds of $82.1 million from the sale of the Notes to repay in full $24.0 million principal amount of its Senior Secured Notes and $45.7 million principal amount of borrowings outstanding under the revolving credit facility. In connection with the retirement of its Senior Secured Notes, the company paid a prepayment penalty of $0.6 million.

On July 12, 2007, the underwriters of the Notes offering exercised their over-allotment option to purchase an additional $12.5 million principal amount of Notes. The company received net proceeds of $12.1 million from the sale of the additional Notes, which it issued on July 17, 2007. For information about the terms of Notes, see Note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

Effective on June 18, 2007, the company entered into amendments to its Credit Agreement, dated as of June 19, 2002 (as previously amended, the “Credit Agreement”), with Branch Banking and Trust Company (“BB&T”) and the Reimbursement and Credit Agreement, dated as of December 1, 2004, with JPMorgan Chase Bank, N.A. (“JPMorgan”), as Bank and Administrative Agent (as previously amended, the “Reimbursement Agreement” and together with the Credit Agreement, the “Agreements”). BB&T has extended a senior secured revolving credit facility to the Company under the Credit Agreement. Among other things, the amendments:

•	extended the maturity of the revolving credit facility to June 30, 2010;

•

reset the maximum revolving commitment amount under the revolving credit facility to be (a) $70 million for the period commencing December 1 of each calendar year to and including May 31 of the immediately succeeding calendar year, and (b) $40 million for the period commencing June 1 to and including November 30 of each calendar year;

•	amended the financial covenants the Company is required to observe under the Agreements, so that;

•

the company’s ratio of total consolidated senior debt to consolidated EBITDA, as defined for purposes of the Agreements (the “senior debt ratio”), may not be greater than 3.25 to 1.0 through March 31, 2008, and thereafter may not be greater than (a) 2.50 to 1.00 for any measurement period ending June 30 or September 30, and (b) 3.00 to 1.00 for any measurement period ending December 31 or March 31;

•

the company’s ratio of total consolidated debt to total consolidated capitalization, as defined for purposes of the Agreements, for any measurement period may not be greater than 60% through March 31, 2008, and thereafter may not be greater than (a) 50% as of any time of measurement during the calendar quarters ending June 30 and September 30, and (b) 60% as of any time of measurement during the calendar quarters ending December 31 and March 31; and

•

the company’s ratio of EBITDA to fixed charges, as defined for purposes of the Agreements (the “fixed charge coverage ratio”), may not be less than (a) 1.25 to 1.00 for any measurement period through March 31, 2008, and (b) 1.40 to 1.00 for any measurement period thereafter;

•

amended the applicable real estate term loan margin, the applicable revolving loan margin and the unused commitment fee percentage definitions in the Credit Agreement so that such loan margins and fee percentage will be determined with reference to the company’s ratio of funded net senior debt to EBITDA, as defined for purposes of the Reimbursement Agreement; and

•

revised the annual facility fee payable by the company under the Reimbursement Agreement, which will be calculated based on the company’s ratio of funded net senior debt to EBITDA, as defined for purposes of the Reimbursement Agreement.

Amounts drawn under the new revolving credit facility are subject to a borrowing base consisting of certain accounts receivables and finished goods inventories. As of September 30, 2007, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $66.7 million.

On June 18, 2007, concurrently with the effectiveness of foregoing amendments to the Agreements, the company executed three promissory notes to BB&T under the Credit Agreement secured by real property of the company in the aggregate principal amount of approximately $6.7 million. The three promissory notes, which replace previously outstanding promissory notes, extend the maturity of the underlying indebtedness to June 30, 2011.

Consistent with generally accepted accounting principles, the company capitalized $4.0 million of financing-related expenses as deferred financing costs in the 2007 nine-month period relating to the refinancing of the company’s revolving credit facility and issuance of the Notes and the foregoing real estate notes. The deferred financing costs will be amortized over the terms of the various debt instruments for periods that will vary between three to five years.

Debt Covenants. As of September 30, 2007, the company was not in compliance with the senior debt ratio covenant or the fixed charge coverage ratio covenant under the Agreements. Such noncompliance constituted an event of default under each Agreement. On November 5, 2007, effective as of September 30, 2007, BB&T and JPMorgan waived the company’s noncompliance with these covenants solely in respect of its noncompliance as of the September 30, 2007 measurement date. As a condition of the limited waivers, the company agreed that, on or before November 21, 2007, to secure the company’s obligations under the Reimbursement Agreement, it would grant to JPMorgan (1) a second-priority lien on the company’s accounts receivable and inventory which currently secure the company’s obligations under the Credit Agreement and (2) a first-priority lien on all fixtures and personalty (including machinery and equipment, but excluding inventory) at the company’s Mississippi facility which are not currently subject to liens. Any failure by the company to create and perfect such liens by the required date would constitute an event of default under the Reimbursement Agreement. The company has further agreed to cause its consignees to enter into agreements providing BB&T and JPMorgan certain rights with respect to inventory held by such consignees. The company’s failure to provide such agreements by certain agreed dates would disqualify inventory held by certain consignees as being eligible for borrowing base purposes under the Credit Agreement and could constitute an event of default under the Agreements.

As of September 30, 2007, the company was also not in compliance with the covenant in its Standing Loan Agreement (Nevada) with Bank of America, N.A., dated as of September 28, 1999 (as amended, the “Standing Loan Agreement”) with respect to its fixed charge ratio (as defined for purposes of the Standing Loan Agreement). Such noncompliance constituted a default under the Standing Loan Agreement. By letter dated November 6, 2007, Bank of America, N.A. agreed to waive the exercise of its rights and remedies arising as a result of the company’s noncompliance with this covenant for the measurement period ended September 30, 2007.

Based on its anticipated operating results, the company currently expects that it will need, and the company will seek, to obtain amendments to the above-described covenants under the Agreements and the Standing Loan Agreement prescribing the senior debt and fixed charge coverage ratios to achieve compliance with these ratios as of December 31, 2007 and as of quarterly measurement dates in 2008. Because the company’s ability to obtain such amendments, or waivers of any future noncompliance with such covenants, and accordingly to avoid incurring future events of default under the Credit Agreement, the Reimbursement Agreement and the Standing Loan Agreement is uncertain, the company has reclassified $5.8 million of amounts outstanding under the Credit Agreement, $25.0 million of amounts outstanding under the Reimbursement Agreement and $3.7 million of amounts outstanding under the Standing Loan Agreement as of September 30, 2007 as current liabilities in accordance with SFAS No. 78, Classification of Obligations that are Callable by a Creditor.

If the company is unable to regain and maintain compliance with the foregoing financial covenants and other provisions of the foregoing agreements, whether in accordance with their existing terms or as they may be amended, the company’s lenders would have the right to enforce their claims against the company to the extent provided by the agreements and applicable law. In such an event, the lenders could accelerate the maturity of the company’s indebtedness under the agreements, which could cause an acceleration of the maturity of the Notes under cross-default provisions. Upon any such acceleration, if the company were unable to restructure or refinance such indebtedness or to negotiate forbearance or other arrangements with its lenders restricting the enforcement of remedies, the lenders would have the right to proceed against any collateral securing the indebtedness, as well as against other assets of the company.

Capital Requirements. The company made capital expenditures in the 2007 nine-month period totaling $21.2 million, primarily to purchase raw material reprocessing, extrusion and additional embossing equipment. The company currently estimates that its capital requirements for full-year 2007 will be approximately $25 million. The company expects that it will continue to make capital expenditures as needed in subsequent years to sustain the company’s manufacturing operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate real estate debt, all of which is based on LIBOR, and on its $25.0 million variable-rate promissory note. The interest on the variable-rate promissory note is based on auction rates and is reset every seven days. At September 30, 2007, the company had limited its interest rate exposure on all of its $10.7 million real estate loans to an annual effective rate of approximately 9.0%. In addition, the company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount of such promissory note.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at September 30, 2007 was approximately $97.5 million. Based on balances outstanding at September 30, 2007, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by $3.5 million at September 30, 2007.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 0.6 million euros at September 30, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The company’s management, with the participation of its Chief Executive Officer, who is the company’s principal executive officer, and its Chief Financial Officer, who is the company’s principal financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of September 30, 2007. As previously disclosed under “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for our 2006 fiscal year (the “2006 Form 10-K”), our management identified material weaknesses in our internal control over financial reporting as of December 31, 2006. Management concluded that the company did not have a sufficient complement of personnel with knowledge of the company’s financial reporting processes and adequate technical expertise in the application of U.S. generally accepted accounting principles and experience in resolving non-routine or complex accounting matters. As a result, errors occurred in the accounting for certain transactions. Management’s review of these transactions and the related account analyses and reconciliations were not sufficient to detect the errors. The errors related to the company’s inventory, property, plant and equipment, accounts payable, cost of sales, selling, general and administrative expenses and income taxes.

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

In 2006 and into 2007, we added accounting, finance and information technology staff members at our headquarters and plant locations and implemented a series of new internal control procedures to improve the effectiveness of our transaction processing and our financial statement close processes. In addition to these enhancements, we have provided training regarding effective review and approval procedures to the appropriate personnel. The additional personnel and process enhancements contributed to the discovery in late 2006 and early 2007 of additional errors related to prior interim periods in 2006 that resulted in management’s determination that restatement of the financial statements for those prior periods was warranted. While the impact of the enhancements to the internal controls over financial reporting has been positive, as discussed above, management’s assessment for 2007 indicates that additional resources, training and experience are necessary for certain of these controls to operate effectively. Management is taking steps to secure additional resources and training for its staff in the affected areas. In addition, management has determined that further enhancements to the purchasing, receiving and accounts payable processes are necessary, and we have embarked on a plan to enhance our controls over these processes during 2007. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of September 30, 2007. Our Chief Executive Officer and our Chief Financial Officer have concluded that, as a result of the foregoing material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of the end of the fiscal period covered by this report.

We are continuing to monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting. Except in connection with actions we are taking to remediate the material weaknesses in our internal control over financial reporting, as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Accordingly, the material weaknesses in our internal control over financial reporting that existed as of December 31, 2006, as described above and as disclosed in Item 9A of our 2006 Form 10-K, have not yet been remediated as of September 30, 2007.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part 1, “Item 1.A. Risk Factors” in our 2006 Form 10-K and our Form 10-Q for the quarterly period ending June 30, 2007, could materially affect the company’s business, financial condition or operating results. These risks are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 5.	Other Information

(a) As discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–Debt Covenants” in Item 2 of Part I of this report, on November 5, 2007 and November 6, 2007, as applicable, effective as of September 30, 2007, the company entered into waiver agreements with each of BB&T, JPMorgan and Bank of America, N.A. under debt agreements with each of those lenders to which the company is a party. The description of such waiver agreements in Part I of this report is incorporated by reference in this Item 5.

Item 6.	Exhibits

The company files herewith the following exhibits:

Exhibit Number	Description
10.1	Consulting Agreement, dated September 10, 2007, between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.2	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

10.3	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

10.4	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 8, 2007	By:	/s/ Anthony J. Cavanna
Anthony J. Cavanna
Chairman and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Consulting Agreement, dated September 10, 2007, between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.2	Amended and Restated Stock Appreciating Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

10.3	Amended and Restated Stock Appreciating Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

10.4	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.