Form 10-K
period 2007-12-31
TREX CO INC
filed 2008-03-17
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-14649

Trex Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-1910453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Exeter Drive, Winchester, Virginia	22603-8605
(Address of principal executive offices)	(Zip Code)

(540) 542-6300

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 29, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $257.0 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on March 10, 2008 was 15,179,003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2008 Annual Meeting of Stockholders	Part III

i

NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “believe,” “may,” “will,” “anticipate,” “estimate,” “expect” or “intend.” We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Risk Factors” in this report.

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

General

Trex Company, Inc., which we sometimes refer to as the “company” in this report, is the country’s largest manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. Our products provide the attractive appearance and the workability of wood without many of wood’s on-going maintenance requirements and functional disadvantages. The majority of our products are made using a proprietary manufacturing process supported by patented technology that combines waste wood fibers and reclaimed polyethylene. Our products are used primarily for residential and commercial decking, railing, fencing and trim. We promote Trex products among consumers, homebuilders and contractors as a premium alternative to wood decking, railing, fencing, and trim products.

The large majority of our business is in decking and railing. In 2006, we introduced our first fencing product, Trex Seclusions®, in limited test markets. In 2007, we expanded distribution of this product in additional markets. In 2008, we plan to introduce Trex Escapes™, an ultra-low maintenance cellular PVC deck board, and Trex Trim™, a cellular PVC outdoor trim product. Our net sales of fencing and trim products were not material to our 2007 operating results.

We seek to achieve sales by converting demand for wood decking and railing products into demand for Trex products. Industry studies estimate that the wood segment of the decking and railing market represented approximately 81% of the market, as measured by linear feet of lumber, and 64% of the market, as measured by wholesale market value, in 2007. We intend to continue to develop and promote Trex as the premium outdoor living brand and to focus on the professionally-installed and “do-it-yourself” market segments.

At December 31, 2007, we sold our products through 90 wholesale distribution locations, which in turn sold our products to approximately 3,920 retail lumber outlets across the United States and Canada. In 2004, we began selling our products through Home Depot stores. At December 31, 2007, approximately 1,300 Home Depot stores stocked some Trex products, and all of our products were available through special order in all Home Depot stores. In 2007, we began selling our products through Lowe’s stores. At December 31, 2007, approximately 1,290 Lowe’s stores stocked some Trex products, and all of our products were available through special order in all Lowe’s stores.

We are incorporated in Delaware. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Decking and Railing Market Overview

The decking and railing market is part of the substantial home improvement and repair market. According to Harvard University’s Joint Center for Housing Studies, expenditures for homeowner remodeling activity totaled approximately $176 billion in 2007 compared to $178 billion in 2006.

Our primary market is residential decking and railing and, to a lesser extent, commercial decking and railing. An industry study estimates that factory sales of all residential decking and railing products for each year in the three-year period ended December 31, 2007 totaled approximately 3.3 billion linear feet of lumber, which represented approximately $4.3 billion of sales in 2007. The estimate includes sales of deck surface and railing products and excludes sales of products used for a deck’s substructure, such as joists, stringers, beams and columns. For the same three-year period, the study estimates that factory sales of non-wood decking and railing products to the residential market increased by 12% from 555 to 622 million linear feet.

The demand for residential decking reflects the increasing popularity of decks as a means of extending living areas and providing outdoor recreation and entertainment spaces. Residential decking purchases include the installation of new and replacement decks for existing homes, construction of decks for new homes and repair of existing decks. An industry study estimates that approximately 4.1 million residential decks were built in 2007. The study forecasts that deck construction will grow at an annual rate of approximately 1% through 2010. We expect that deck repair, modernization and replacement will increase as existing decks age.

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

Approximately 80% of the lumber used in wood decks and railing is pressure-treated lumber, generally pine and fir, which is treated with chemicals to create resistance to insect infestation and decay. The balance of the wood-decking segment is primarily divided between redwood and cedar products. The 100% plastic decking and railing products segment utilizes polyethylene, fiberglass and polyvinyl chloride, or PVC, as raw materials. Wood/plastic composites are produced from a combination of waste wood fiber and polyethylene, polypropylene or PVC. Growing consumer awareness of the product attributes of non-wood decking alternatives and the decline in lumber quality and quantity have contributed to increased sales of wood/plastic composites and 100% plastic lumber for decking. Manufacturers of pressure-treated decking and railing materials, which are locally produced in hundreds of treating operations, typically sell these materials directly to lumber yards and home centers, which, in turn, supply the materials to homebuilders, contractors and homeowners.

Wood decking and railing products generally do not have consumer brands. The primary softwoods used for decking, which consist of treated southern yellow pine, treated fir, redwood and cedar, are sold as commodities graded according to classifications established by the U.S. Department of Commerce. Pricing is based on species, grade, size and level of chemical treatment, if any. There is generally no pricing differentiation based on brand, although some wood preservers have attempted to brand their treated wood products.

Privacy Fencing Market Overview

The market for our Trex Seclusions product is privacy fencing. The privacy fencing market is part of the $5.5 billion fencing market that includes wood (privacy, post and rail, split rail), chain link, ornamental metal, concrete, block, brick and stone fencing. Industry studies estimate that factory sales of the total fencing market have increased at a compound annual growth rate of approximately 6% over the ten-year period ended December 31, 2007, and that the market for plastic residential fencing materials will grow at a compound annual growth rate of over 6% for the next five years.

Privacy fencing is typically made from wood, vinyl or masonry and, to a lesser extent, metal. Manufacturers of fencing products sell to distributors and/or directly to installers, while lumber yards and home centers carry wood and vinyl fencing products to sell to contractors and homeowners. Homebuilders subcontract the installation of fencing to contractors.

Wood fencing products generally do not have consumer brands, although vinyl-fencing companies have had some success in branding products to the trade. Pricing for wood fencing is similar to that for wood decking, as described above. Vinyl fencing is priced based on color, quality of the profiles, and decorative options.

Exterior Trim Market Overview

The market for our TrexTrim product is primarily residential exterior trim. The North American market for materials used in residential exterior trim, mouldings and millwork was approximately $2.2 billion in 2007, with trim board materials accounting for about 80% of this market. Cellular PVC trim has experienced rapid growth and, due to its low maintenance and workability, has been the fastest growing material in the trim-board segment. In 2007, cellular PVC trim accounted for approximately 8% of the trim board market by volume. Only wood and engineered wood in 2007 had greater penetration of the trim board market, at approximately 74% and 13%, respectively, of the market volume. An industry study forecasts that cellular PVC trim will grow at a compound annual growth rate of 7% from January 2008 through December 2012, climbing to almost 10% of the trim board market on a volume basis.

Trim boards are typically made from wood, engineered wood, fiber cement, cellular PVC, and other plastics, including polypropylene, polyurethane and polystyrene foam. Using the same distribution channels as for decking and railing products, manufacturers of wood alternative trim materials sell the materials to distributors for sale to lumberyards or home centers, who, in turn, sell to home builders or remodelers.

Trim products generally do not have consumer brands, although one company has been successful in establishing its cellular PVC brand within the trade. Pricing for exterior trim products varies greatly and is based on substantially the same factors as pricing of decking, railing and fencing. Wood trim is significantly less expensive than alternative materials, but its life cycle cost is greater due to required maintenance and repair over time.

Growth Strategies

Our long-term goal is to perpetuate our position as the leading producer of branded superior wood-alternative outdoor living products by increasing our market share and expanding into new product categories and geographic markets. To attain these goals, we intend to employ the following long-term strategies:

•

Innovation: Bring to the market new products, such as Trex Escapes and Trex Trim, that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•

Brand: Continue to build preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, aesthetics and overall performance in the outdoor living space.

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers, thereby making our products available wherever our customers choose to purchase their decking, railing, fencing and trim products.

•

Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving our company a sustainable competitive advantage.

•

Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste streams and, as a result, lower our raw material costs. We plan to concentrate on improving the productivity of our production process, from raw materials preparation through extrusion into finishing and packaging.

Products

We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, fencing and trim categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products.

The majority of our products are made in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Our decking, railing, fencing and trim products are provided in a wide selection of popular sizes and lengths and are available with several finishes and/or numerous colors.

We have four decking product lines:

•	Trex Contours®, which has a deep, wood grain surface;

•	Trex Origins™, which features a smooth surface;

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other; and

•	Trex Brasilia®, which replicates the look of tropical hardwoods with a smooth surface and subtle, random color variations.

In 2008, we plan to introduce Trex Escapes, an ultra-low maintenance cellular PVC deck board; Trex Hideaway™, a hidden fastening system for a specially grooved Brasilia board; and a new Trex Accents Fire Defense™ deck board that meets stringent new fire resistant requirements for certain areas of the Western United States.

Our two railing product lines are Trex Designer Series Railing® and Trex Artisan Series Railing®. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in our smooth Trex Origins finish and color palette, as well as in the Trex Brasilia finish and colors. In 2005, we launched our newest railing line, Trex Artisan Series Railing. The styling and warm, white finish of this railing line make it appropriate for use with Trex decking products as well as other decking materials, which we believe will enhance the sales prospects of our railing business. This railing line is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation. We believe that this technology may enable us to develop other new product lines.

In 2006, we introduced our first fencing product line. Trex Seclusions consists of structural posts, bottom rail, interlocking pickets, top rail and decorative post caps. This system has been well received by fencing installers and provides the homeowner a superior combination of low maintenance, durability and premium aesthetics which are designed to complement the outdoor living experience provided by Trex decking and railing products.

In 2008, we plan to introduce TrexTrim as our initial offering in low maintenance residential exterior trim. TrexTrim is a cellular PVC trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These features eliminate most of the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Like wood, Trex products are slip-resistant (even when wet), can be painted or stained and are less vulnerable to damage from ultraviolet rays. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options. Trex products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure.

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

Sales and Marketing

At December 31, 2007, we had a dedicated sales team of approximately 70 professionals that works with all levels of our distribution system in the “pull through” sales of our products. We expect to expand our sales force as needed to support these efforts.

We have invested $66.4 million during the last three years to develop Trex as a recognized brand name in the residential and commercial decking and railing market. Our sales growth in the decking and railing market will largely depend on our success in converting demand for wood into demand for Trex products and on our long-term success in preserving our market share advantage over our many alternative decking and railing product competitors.

We have implemented a two-pronged marketing program directed at both consumers and trade professionals. We seek to develop brand awareness, preference and commitment among consumers, contractors and project designers to generate demand for Trex products among dealers and distributors. Our branding strategy promotes differentiation of Trex decking, railing and fencing products in markets that are not generally characterized by brand identification. This strategy enables us to command premium prices compared to wood, gain market share from wood and alternative decking, railing and fencing producers, and maintain more price stability for our products.

Our marketing program includes consumer and trade advertising, public relations, trade promotion, association with highly publicized showcase projects, and sales to influential home design groups. We actively invest in market research to monitor consumer brand awareness, preference and usage in the decking and railing market.

Distribution

In 2007, we generated the majority of our net sales through our wholesale distribution network by selling Trex products to 19 wholesale companies operating from 90 distribution locations. Our distributors, in turn, marketed our products to approximately 3,920 retail lumber outlets across the United States and Canada. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders. We also began selling our products through Home Depot stores in 2004 and through Lowe’s stores in 2007.

Wholesale Distributors. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts.

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

We require our wholesale distributors to devote significant resources to support our products and to demonstrate their ability to promote growth in the market share of Trex products. All wholesale distributors are required to appoint a Trex product specialist, regularly conduct dealer-training sessions, fund demonstration projects and participate in local advertising campaigns and home shows.

Of our 2007 gross sales, approximately 69% were made to the following five wholesale distributors: Boise Cascade Corporation, Parksite Plunkett-Webster, Oregon Pacific Corporation, Capital Lumber Company and Snavely Forest Products. Our gross sales to four of the five foregoing distributors in 2007 and to three of such distributors in 2006 exceeded 10% of our gross sales. Each of the foregoing distributors has multiple locations for the sale of Trex products. Each distributor agreement permits the parties either to add additional locations or remove certain locations without terminating the agreement.

On July 27, 2007, we advised one of our distributors identified above that we were terminating our distributor agreement with the distributor effective August 26, 2007. We took this action because the distributor advised us that it intended to carry a competitive product, which we believe would constitute a violation of the distributor agreement. In 2006, this distributor accounted for approximately 16% of our gross sales. We have retained new distributors to distribute our products in the affected territories previously serviced by the terminated distributor. Although the termination of this distributor may have had a short-term negative effect on sales in the affected service areas while we engaged replacement distributors, we do not believe that the termination will have a long-term negative impact on our net sales or operating performance.

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

Retail Building Material Specialty Dealers. Composite decking is increasingly being sold through dealers that specialize in specific product lines instead of general lumber sales. These dealers include roofing and siding supply companies. We are focusing more attention on these distribution channels as we seek to make our products available at any retail location where contractor, builder or homeowner customers choose to purchase their decking.

Home Depot and Lowe’s. In 2004, we began selling our products through Home Depot stores. By the end of 2007, some Trex products were stocked in approximately 1,300 Home Depot stores, and all of our products were available through special order at all Home Depot stores. In 2007, we began selling our products through Lowe’s stores. At December 31, 2007, approximately 1,290 Lowe’s stores stocked some Trex products, and all of our products were available through special order in all Lowe’s stores. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

National Accounts. We employ a national account strategy to focus on corporate-level selling to retail chains, builders, trade associations and large municipalities. We believe that a focus on corporate-level selling to large organizations can effectively augment our field selling effort and generate additional sales for our existing distributor and dealer networks.

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

Contractor Training. We regularly provide training about Trex products to contractors. These contractors, referred to as TrexPros®, receive consumer referrals directly from our toll-free telephone service and are listed on our web site. At December 31, 2007, we had approximately 3,500 TrexPro contractors.

Shipment. We ship Trex products to distributors by truck and rail. Distributors typically pay shipping and delivery charges.

Manufacturing Process

Our products are manufactured at two sites. Our Winchester, Virginia site has floor space of approximately 265,000 square feet and had approximately $296 million of installed revenue-generating capacity at December 31, 2007. Our Fernley, Nevada site has floor space of approximately 250,000 square feet and had approximately $180 million of installed revenue-generating capacity at December 31, 2007. Our Olive Branch, Mississippi site has floor space of approximately 200,000 square feet and had approximately $68 million of installed revenue-generating capacity at December 31, 2007. In September 2007, we suspended operations at our Olive Branch facility for an indeterminate period and consolidated all of our manufacturing operations into our Winchester and Fernley sites.

Our total annual production capacity at December 31, 2007 was approximately $544 million sales value of finished product. At December 31, 2007, our construction in process totaled approximately $3.3 million. The construction in process consisted primarily of funds expended to complete production lines in various stages of construction at our manufacturing sites and to provide process and productivity improvements.

Trex products are primarily manufactured from waste wood fiber and reclaimed polyethylene, which we sometimes refer to as “PE material” in this report. The composition of Trex is approximately 50% waste wood fiber and 50% PE material. We use waste wood fiber purchased from woodworking factories, mills, and pallet and flooring recyclers. We recover PE material from a variety of sources, including distribution and shopping centers and retail chains.

Our primary manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. We have many proprietary and skill-based advantages in this process.

Production of a non-wood decking alternative such as ours requires significant capital investment, special process know-how and time to develop. We have continuously invested the capital necessary to expand our manufacturing capacity and improve our manufacturing processes. We have obtained, and continue to seek, patents with respect to our manufacturing process. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We have centralized our research and development operations in the Trex Technical Center, a 30,000-square foot building adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

In 2005, we initiated company-wide training and implementation of Six Sigma practices and in 2006 began implementation of Standard Lean Manufacturing methodology within our plant operations. We have incorporated the use of these tools throughout our company in the planning and execution of those projects that are the most important to our success.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material. We purchased $18.7 million of waste wood fiber and $77.6 million of PE material in 2007, and $15.9 million of waste wood fiber and $103.0 million of PE material in 2006.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In 2007, we purchased approximately one-third of our waste wood fiber requirements and approximately two-thirds of our PE material requirements under purchase orders, which do not involve long-term supply commitments. We also are a party to supply contracts that require us to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually.

Our supply contracts have not had any material adverse effect on our business. In the past three years, the amounts we have been obligated to purchase under our PE material supply contracts and the minimum amounts we have been required to purchase under our wood supply contracts, with the exception of purchases for our Winchester site, generally have been less than the amounts of these materials we have needed for production. In 2007, our total commitments for wood supplies for one of our manufacturing sites exceeded its requirements. We sold the excess material to third parties at a loss which was not material.

Waste Wood Fiber. Woodworking plants or mills are our preferred suppliers of waste wood fiber because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate waste wood fiber as a byproduct of their manufacturing operations.

If the waste wood fiber meets our specifications, our waste wood fiber supply contracts generally require us to purchase at least a specified minimum and at most a specified maximum amount of waste wood fiber each year. Depending on our needs, the amount of waste wood fiber that we actually purchase within the specified range under any supply contract may vary significantly from year to year.

One supplier accounted for approximately one-third of our 2007 waste wood fiber purchases. Based on our discussions with waste wood fiber suppliers and our analysis of industry data, we believe that, if our contracts with this or with other current suppliers were terminated, we would be able to obtain adequate supplies of waste wood fiber at an acceptable cost from our other current suppliers or from new suppliers.

PE Material. The PE material we consumed in 2007 was primarily composed of recovered plastic bags and plastic film. Approximately two billion pounds of polyethylene resin are used in the manufacture of plastic bags and stretch film in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes. In 2007, we upgraded our capabilities in both areas by making significant investments in new processes to clean contaminants from our plastic supplies on a more cost-effective basis, as well as by upgrading our materials preparation and extrusion steps to facilitate the conversion of waste plastic into high-quality finished goods.

We own a 35% equity interest in a joint venture, called Denplax S.A., which operates a plant in El Ejido, Spain. Our joint venture partners are a local Spanish company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately 7% of the total PE material we purchased during 2007. We have agreed to purchase up to approximately 12,300 metric tons of the plant’s production in each year if the production meets material specifications.

To facilitate our PE material processing operations in 2006, we constructed our own plastic reprocessing plant on our manufacturing site in Winchester, Virginia.

One supplier provided approximately 14% of the PE material we purchased in 2007.

Competition

In decking, we compete with wood and other manufacturers of wood alternative decking products. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. In railing, we compete with wood and other manufacturers of composite, non-wood and plastic products, as well as with railings using metal, glass, vinyl and other materials. In privacy fencing, we compete with wood, vinyl and other manufacturers of composites. In trim, we compete against wood, engineered wood, fiber cement, and other manufacturers of cellular PVC and similar plastic products.

Our primary competition consists of wood products, which industry sources estimate accounted for approximately 81% of 2007 decking and railing sales, as measured by linear feet of lumber. These sources estimate that approximately 65% of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood/plastic composite segment of the decking and railing market. We estimate that wood/plastic composites and plastic accounted for approximately 24% of 2007 decking and railing sales, as measured by wholesale market value. Our principal competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Fiber Composites, LLC, Tamko Building Products, Inc., Timbertech Limited, and Universal Forest Products, Inc.

We also compete with decking products made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, industry studies estimate that this segment accounted for only approximately 1% of 2007 decking sales, as measured by wholesale market value. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance. In 2008, we plan to introduce Trex Escapes, an ultra-low maintenance cellular PVC deck board, which we believe is superior, both in terms of product aesthetics and physical properties, to 100% plastic lumber products available in the market.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2007 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works. We seek to secure effective rights for our intellectual property, but cannot provide assurance that third parties will not successfully challenge, or avoid infringing, our intellectual property rights.

We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the installation of the decking board. We intend to maintain our existing patents in effect until they expire, beginning in 2015, as well as to seek additional patents as we consider appropriate. At December 31, 2007, we were pursuing four patent applications directed to an improved product, as well as two patent applications directed to accessories that may be used with the principal product and methods of using those accessories.

We consider our trademarks to be of material importance to our business plans. The U.S. Patent and Trademark Office has granted us federal registrations for many of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. That law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

See “Legal Proceedings” in Item 3 of this report for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2007, we had 756 full-time employees, approximately 570 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

Executive Officers and Directors

The table below sets forth information concerning our executive officers, our CFO-designate and directors as of March 10, 2008. Effective on March 18, 2008, James E. Cline will succeed Anthony J. Cavanna as our Chief Financial Officer.

Name	Age	Positions with Company
Ronald W. Kaplan	56	President and Chief Executive Officer; Director
Anthony J. Cavanna	68	Chief Financial Officer; Director
James E. Cline	56	Vice President and Chief Financial Officer
William R. Gupp	48	Vice President and General Counsel
F. Timothy Reese	55	Vice President, Operations
Andrew U. Ferrari	61	Chairman
William F. Andrews	76	Director
Paul A. Brunner	72	Director
Jay M. Gratz	55	Director
William H. Martin, III	77	Director
Frank H. Merlotti, Jr.	57	Director
Patricia B. Robinson	55	Director

Ronald W. Kaplan has served as a director and President and Chief Executive Officer of the company since January 2008. From February 2006 through December 2007, Mr. Kaplan served as Chief Executive Officer of Continental Global Group, Inc., a manufacturer of bulk material handling systems. From July 2005 to February 2006, Mr. Kaplan was an independent consultant. From 1979 to July 2005, Mr. Kaplan was employed by Harsco Corporation, an international industrial services and products company, at which he served in a number of capacities, including as Senior Vice President-Operations, and, from 1994 through June 2005, as President of Harsco’s Gas Technologies Group, which manufactures containment and control equipment for the global gas industry. Mr. Kaplan received a B.A. degree in economics from Alfred University and an M.B.A. degree from the Wharton School of Business, University of Pennsylvania.

Anthony J. Cavanna has served as a director of the company since September 1998 and as a non-employee interim Chief Financial Officer of the company since September 2007. Mr. Cavanna served as Chairman of the company from August 2005 through December 2007 and as Chief Executive Officer of the company from August 2005 through August 2007. From December 2003 through August 2005, Mr. Cavanna was retired. Before his retirement, Mr. Cavanna served as Executive Vice President and Chief Financial Officer of the company from September 1998 through December 2003, and of TREX Company, LLC, which was the company’s wholly owned subsidiary until December 31, 2002, from August 1996 through December 2002. From 1962 to August 1996, Mr. Cavanna held a variety of positions with Mobil Chemical, including Group Vice President, Vice President-Planning and Finance, Vice President of Mobil Chemical and General Manager of its Films Division Worldwide, President and General Manager of Mobil Plastics Europe and Vice President-Planning and Supply of the Films Division. Mr. Cavanna currently serves as a director of Ultralife Batteries Co., Inc. and is a member of its Audit and Finance Committee, Acquisition Committee and Compensation Committee. Mr. Cavanna received a B.S. degree in chemical engineering from Villanova University and an M.S. degree in chemical engineering from the Polytechnic Institute of Brooklyn.

James E. Cline will serve as Vice President and Chief Financial Officer of the company effective on March 18, 2008. Mr. Cline served from July 2005 through December 2007 as the President of Harsco GasServ, a subsidiary of Harsco Corporation and a manufacturer of containment and control equipment for the global gas industry. From January 2008 through February 2008, in connection with the purchase of Harsco GasServ by Taylor-Wharton International LLC, which is owned by Windpoint Partners Company, Mr. Cline served as a consultant to the buyers by providing transition management and financial services. From April 1994 through June 2005, Mr. Cline served as the Vice President and Controller of Harsco GasServ. Mr. Cline served in various capacities with Huffy Corporation from June 1976 to February 1994, including as the Director of Finance of its True Temper Hardware subsidiary, a manufacturer of lawn care and construction products with nine manufacturing locations in the United States, Canada and Ireland. Mr. Cline received a B.S.B.A. degree in accounting from Bowling Green State University.

William R. Gupp has served as Vice President and General Counsel of the company since May 2001. From March 1993 to May 2001, Mr. Gupp was employed by Harsco Corporation, an international industrial services and products company, most recently as Senior Counsel and Director-Corporate Development. From August 1985 to March 1993, Mr. Gupp was employed by the law firm of Harter, Secrest & Emery. Mr. Gupp received a B.S. degree in accounting from Syracuse University and a J.D. from the University of Pennsylvania Law School.

F. Timothy Reese has served as Vice President, Operations of the company since February 2008. From March 2007 through January 2008, Mr. Reese served as Operations Director for the Americas Region of DuPont Teijin Films, a DuPont Teijin Films U.S. Limited Partnership and producer of polyester films. From 1979 to March 2007, Mr. Reese served in various positions with DuPont, including Global Director, Business and Integrated Operations, DuPont High Performance Films from November 1995 through November 1998; Director/Plant Manager, Global Operations, Cyrel® Packaging Graphics Products, from December 1998 through May 2000; Director, Global Operations and Six Sigma Champion, Cyrel® Packaging Graphics Products, from June 2000 through February 2001; and Director/Plant Manager in multiple assignments from March 2001 through February 2007, including in Corporate Operations, Human Resources and DuPont Chemical Solutions Enterprise. Mr. Reese served in the U.S. Navy and received a B.S. in ocean engineering with an emphasis on mechanical engineering from the U.S. Naval Academy.

Andrew U. Ferrari has served as a director of the company since September 1998 and as Chairman since January 2008. Mr. Ferrari served as Chief Executive Officer of the company from August 2007 through December 2007, and as President and Chief Operating Officer of the company from August 2005 through July 2007. From March 2003 through August 2005, Mr. Ferrari was a marketing and business development consultant. Mr. Ferrari served as Executive Vice President of Marketing and Business Development of the company from October 2001 through March 2003, and of TREX Company, LLC from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

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

Jay M. Gratz has served as a director of the company since February 2007. Mr. Gratz is retired. From 1999 through October 2007, Mr. Gratz served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, and as President of Ryerson Coil Processing Division from November 2001 through October 2007. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries from 1994 through 1998 and served in various other positions, including Vice President of Finance, at that company since 1975. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from the State University of New York in Buffalo and a Masters degree in management from Northwestern University Kellogg Graduate School of Management.

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

Web Sites and Additional Information

The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our company. In addition, we maintain an Internet corporate web site at www.trex.com. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including the following:

We will not be able to grow unless we increase market acceptance of our products and develop new products and applications.

Our ability to grow will depend largely on our success in converting the current demand for wood in decking, railing, fencing, and trim applications into a demand for Trex products. Industry studies estimate that wood products accounted for approximately 81% of the 2007 decking and railing market, as measured by linear feet of lumber. To increase our market share, we must overcome:

•	the low consumer awareness of non-wood decking, railing, fencing and trim alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the greater initial expense of installing Trex decking, railing, fencing and trim;

•	the established relationships existing between suppliers of wood decking, railing, fencing and trim products and contractors and homebuilders; and

•	the increased competition from wood/plastic composite manufacturers.

Our business could suffer from a lack of product diversification.

In 2008, we will derive substantially all of our revenues from sales of Trex Wood-Polymer® lumber. Although we have developed new products and applications since beginning operation in 1996, and intend to continue this development, our product line is currently based almost exclusively on the composite formula and manufacturing process for Trex Wood-Polymer lumber. If we should experience any problems, real or perceived, with product quality or acceptance of Trex Wood-Polymer lumber, our lack of product diversification could have a significant adverse impact on our net sales levels.

Our prospects for sales growth and profitability will be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant increases in product replacement and consumer relations expenses related to product quality and have increased our warranty reserve accordingly. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Future increases to the warranty reserve would have an adverse effect on our profitability in the periods in which we make such increases. The warranty reserve we established in the third quarter of 2007 and increased in the following quarter had a material adverse impact on our 2007 operating results.

Our dependence on three manufacturing sites to meet the demand for Trex products could limit our ability to meet customer demand.

We are able to produce our products at three manufacturing sites, although we do not currently utilize our Olive Branch, Mississippi facility. Any interruption in the operations or decrease in the production capacity at any of these sites, whether because of equipment failure, fire, natural disaster, labor difficulties or otherwise, would limit our ability to meet existing and future customer demand for our products.

Our business is subject to risks in obtaining the raw materials we use.

The production of Trex Wood-Polymer requires substantial amounts of waste wood fiber and PE material. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production capacity. In 2007, one supplier accounted for approximately one-third of our waste wood fiber purchases. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet the minimum quality requirements, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers and off-shore resources. We generally obtain our raw materials under supply contracts at prices established annually based on then-current market prices or under purchase orders based on market rates in effect when the orders become effective. These supply arrangements subject us to risks associated with fluctuations in raw materials prices.

We have limited ability to control or project inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who, in turn, sell our products to local lumber yards. Because of the seasonal nature of the demand for decking, railing and fencing, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our second and third fiscal quarters. Accordingly, our results for the second and third fiscal quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures, and weather-related demand fluctuations.

Our strategy of using recycled plastic and waste wood to create a competitive cost advantage involves significant risks.

Our business strategy is to create a substantial cost advantage over our competitors. To achieve such a cost advantage, we must recycle plastic and process waste wood on a cost-effective basis and efficiently convert these materials into high-quality finished goods. This strategy involves significant risks, including the risks that:

•

Our profitability may be materially diminished. The intrinsic variability of our raw material sources can result in considerable reduction in our operating rates and yields, which may more than offset any savings we realize from the low purchase price of the materials.

•

We may not produce a sustainable return on investment. Because our production model requires backward integration in plastic recycling operations, as well as customized solutions for material preparation, compounding and extrusion, our model is significantly more capital intensive on a per-unit-basis than the models of our typical competitors. Our plants must convert our raw materials at high rates and high net yields to generate the profit margins and cash flows necessary to sustain our business.

•

We may be limited in the markets in which we can effectively compete. Successfully expanding our business beyond decking and railing requires applying our formulation and process technology to increasingly more challenging applications, such as fencing products. The greater complexity and tighter design tolerances of such profiles requires a level of process control than is more stringent than the level involved in deck and rail board production. Our raw materials and process technology may not permit us to develop new applications on a cost-effective basis.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the level of activity in home improvements and, to a lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, home equity withdrawals, consumer spending habits, employment, interest rates and inflation. Market conditions in the housing industry have slowed significantly in recent periods, particularly in new home construction. Economic trends indicate that home equity values in many markets have softened and that home equity withdrawals have decreased, which may result in decreased home improvement spending. We cannot predict whether this trend will continue or worsen. Any economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, fencing or trim, which could adversely affect the demand for our products.

Our performance will suffer if we do not compete effectively in the highly competitive decking, railing, fencing and trim markets.

We must compete with an increasing number of companies in the wood/plastic composites segment of the decking, railing, fencing and trim markets and with wood producers that currently have more production capacity than is required to meet the demand for such products. Our failure to compete successfully in such markets could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking, railing, fencing and trim markets that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of our competitors to develop new non-wood alternatives that are competitive with Trex products.

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

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

At December 31, 2007, we had $193.9 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. Of our net property, plant and equipment at December 31, 2007, approximately $46.1 million is located at our Olive Branch, Mississippi manufacturing facility. We suspended manufacturing operations at the Olive Branch facility in the third quarter of 2007 for an indeterminate period. Changes in our plans regarding the future operation of the facility or the expected cash flows generated by the facility may result in impairment charges and reduce earnings.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2007, we had $134.0 million of total indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

•

increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to companies that have less indebtedness; and

•	limit our ability to refinance our principal secured indebtedness.

In addition, our senior secured credit facility and bond reimbursement agreement impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions limit our ability to:

•	incur additional indebtedness and additional liens on our assets;

•	engage in mergers or acquisitions or dispose of assets;

•	enter into sale-leaseback transactions;

•	pay dividends or make other distributions;

•	voluntarily prepay other indebtedness;

•	enter into transactions with affiliated persons;

•	make investments; and

•	change the nature of our business.

We may incur indebtedness in addition to our current indebtedness. Any additional indebtedness we may incur in the future could subject us to similar or even more restrictive conditions.

Our ability to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations and to raise additional funds, including through the offering of equity or debt securities. We may not be able to generate sufficient cash flows from operations or to raise additional funds in amounts necessary for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

We will have to generate substantial operating cash flow to meet our obligations and maintain compliance under our debt obligations.

Our ability to make scheduled principal and interest payments on our real estate loans, convertible notes and bond loan agreement, borrow and repay amounts under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate substantial cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility or bond reimbursement agreement, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, real estate loans and bond reimbursement agreement, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Our dependence on a small number of significant distributors makes us vulnerable to business interruptions involving these distributors.

Our total gross sales to our five largest wholesale distributors accounted for approximately 69% of our gross sales in 2007. Our contracts with these distributors are terminable by the distributors upon 30 days’ notice at any time during the contract term. A contract termination or significant decrease or interruption in business from any of our five largest distributors or any other significant distributor could cause a short-term disruption of our operations and adversely affect our operating results.

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

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 40,000 square feet of office space, under a lease that expires in May 2011. In anticipation of relocating our corporate headquarters to Dulles, Virginia, we entered into a lease agreement in 2005, which expires in 2019. The Dulles lease agreement provides for our initial occupancy of 55,047 square feet of office space, which will increase during the lease term to 80,071 square feet. We reconsidered our decision to relocate our corporate headquarters in 2005 and decided not to move. As of January 10, 2008, we had executed subleases for the entire space we currently lease. The duration of the subleases, all of which include options to renew, vary from five to seven years. For a description of our financial reporting in connection with the Dulles lease agreement, see note 12 to our consolidated financial statements appearing elsewhere in this report.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations. In September 2007, we suspended operations at our manufacturing facility in Olive Branch, Mississippi for an indeterminate period and consolidated all of our manufacturing operations into our other two sites.

We lease a total of approximately 875,000 square feet of storage warehouse space under leases with expiration dates ranging from 2008 to 2015. For information about these leases, see note 9 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. At December 31, 2007, we operated approximately 46 wood trailers and approximately 95 forklift trucks under operating leases. We also owned an additional 95 wood trailers and approximately eight forklift trucks.

We regularly evaluate the capacity of our various facilities and equipment and make capital investments to expand capacity where necessary. In 2007, we spent a total of $24.0 million on capital expenditures, primarily to make process and productivity improvements. We estimate that our capital expenditures in 2008 will be in the range of $10 to $15 million. We expect to use these expenditures principally to make process and productivity improvements.

Item 3.	Legal Proceedings

On December 5, 2001, Ron Nystrom commenced an action against Trex Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, alleging that the company’s decking products infringed his patent. The company denied any liability and filed a counterclaim against the plaintiff for declaratory judgment and antitrust violations based upon patent misuse. The company sought a ruling that the plaintiff’s patent is invalid, that the company does not infringe the patent, and that the company is entitled to monetary damages against the plaintiff. On October 17, 2002, the District Court issued a final judgment finding that the company does not infringe any of the plaintiff’s patent claims and holding that certain of the plaintiff’s patent claims are invalid. On October 4, 2006, the Court of Appeals affirmed the District Court’s judgment dismissing the plaintiff’s action against the company.

In connection with the foregoing patent litigation, on April 12, 2002, the company filed suit in the United States District Court, Eastern District of Virginia, Alexandria Division, against ExxonMobil Corporation. The suit sought to enforce an indemnity provision in the company’s 1996 purchase agreement with Mobil Oil Corporation, pursuant to which the company acquired substantially all of the assets and assumed some of the liabilities of the Composite Products Division of Mobil Oil Corporation, the predecessor of ExxonMobil Corporation. In that agreement, Mobil agreed to indemnify the company for any losses, including reasonable legal fees, incurred by the company as a result of a patent infringement claim by Mr. Nystrom. ExxonMobil denied liability to indemnify the company for such losses. On December 10, 2002, the District Court entered summary judgment in favor of the company and ordered ExxonMobil to indemnify the company for all losses, including reasonable legal fees, arising out of the patent infringement claim by Mr. Nystrom and the company’s lawsuit against ExxonMobil. On March 22, 2007, the company and ExxonMobil signed a settlement agreement settling the lawsuit pursuant to which ExxonMobil agreed to reimburse the company in the amount of $3.25 million, which represented a portion of the attorneys fees incurred by the company in connection with the Nystrom litigation and the lawsuit against ExxonMobil.

On October 16, 2006, Ron Nystrom commenced another lawsuit against the company, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the company’s Accents® product and other new products introduced after the commencement of the first action infringe his patent referred to above. On April 10, 2007, Mr. Nystrom made a motion to amend his complaint to allege also that the company’s Contours® product infringes a second patent owned by him. The company believes that the claims in the original complaint and the amended complaint are without merit, and, in addition, are barred by the judgment and patent claim construction in the preceding action. The company has also asserted against Exxon-Mobil Corporation in connection with the second Nystrom lawsuit an indemnity claim pursuant to the 1996 purchase agreement referred to above. As part of their settlement agreement, the company and ExxonMobil have agreed that each party will bear a certain proportion of the cost of defense of the new Nystrom lawsuit.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low sale prices of our common stock for each quarter during 2006 and 2007 as reported by the New York Stock Exchange:

2007	High	Low
First Quarter…………………………………………………………...	$27.70	$21.13
Second Quarter…………………………………………………………	22.40	18.00
Third Quarter…………………………………………………………...	20.91	10.36
Fourth Quarter………………………………………………………….	12.48	5.34

2006	High	Low
First Quarter……………………………………………………………	$32.10	$24.17
Second Quarter…………………………………………………………	31.41	24.79
Third Quarter…………………………………………………………...	28.35	23.64
Fourth Quarter………………………………………………………….	26.42	20.52

Dividend Policy

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our senior credit facility agreement, we may not pay cash dividends in any fiscal year in an amount that exceeds 50% of our consolidated net income, as calculated in accordance with our credit agreement, reported for the preceding fiscal year.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2002 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2003, 2004, 2005, 2006 and 2007.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
Trex Company	$100.00	$107.59	$148.56	$79.46	$64.84	$24.11
Russell 2000	$100.00	$147.25	$174.24	$182.18	$215.64	$212.26
S&P 600 BPI	$100.00	$147.01	$193.29	$221.13	$233.09	$204.16

Other Stockholder Matters

As of March 10, 2008, there were approximately 242 holders of record of our common stock.

In 2007, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2003, 2004, 2005, 2006 and 2007 and for each of the years in the five-year period ended December 31, 2007.

•

The selected financial data as of December 31, 2006 and 2007 and for each of the years in the three-year period ended December 31, 2007 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 are derived from our financial statements which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$191,008	$253,628	$294,133	$336,956	$328,952
Cost of sales	107,110	150,793	213,897	257,671	289,529

Gross profit	83,898	102,835	80,236	79,285	39,423
Selling, general and administrative expenses	46,829	56,351	77,378	73,223	119,439

Income (loss) from operations	37,069	46,484	2,858	6,062	(80,016)
Interest expense, net	3,560	3,064	2,626	3,011	8,995

Income (loss) before income taxes	33,509	43,420	232	3,051	(89,011)
Provision (benefit) for income taxes	12,429	15,933	(2,019)	708	(13,099)

Net income (loss)	$21,080	$27,487	$2,251	$2,343	$(75,912)

Basic earnings (loss) per share	$1.45	$1.88	$0.15	$0.16	$(5.10)

Basic weighted average shares outstanding	14,522,092	14,636,959	14,769,799	14,829,832	14,884,174

Diluted earnings (loss) per share	$1.43	$1.85	$0.15	$0.16	$(5.10)

Diluted weighted average shares outstanding	14,727,838	14,834,718	14,879,661	14,892,966	14,884,174

Cash Flow Data:
Cash provided by (used in) operating activities	$5,617	$45,265	$11,234	$(4,038)	$(1,163)
Cash used in investing activities	(17,727)	(56,319)	(29,374)	(27,743)	(24,035)
Cash provided by (used in) financing activities	5,379	26,859	(4,432)	31,058	24,592

Other Data (unaudited):
EBITDA (1)	$49,608	$60,197	$18,997	$26,324	$(57,525)

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$8,162	$44,926	$1,395	$672	$66
Working capital	49,728	78,910	40,061	29,559	56,582
Total assets	210,391	286,772	285,714	352,317	328,726
Total debt	54,376	78,497	73,606	104,637	133,972

Total stockholder’s equity	$127,297	$159,937	$164,708	$169,415	$94,027

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

The company compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity. The following table sets forth, for the years indicated, a reconciliation of EBITDA to net income (loss):

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Net income (loss)	$21,080	$27,487	$2,251	$2,343	$(75,912)
Plus interest expense, net	3,560	3,064	2,626	3,011	8,995
Plus income tax provision (benefit)	12,429	15,933	(2,019)	708	(13,099)
Plus depreciation and amortization	12,539	13,713	16,139	20,262	22,491

EBITDA	$49,608	$60,197	$18,997	$26,324	$(57,525)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General. Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of composite decking, railing and fencing, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the company’s ability to price its products accurately and to manage effectively its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the company’s overall financial performance.

In recent years, the company has expanded its product offerings by introducing the Trex Accents, Trex Brasilia and Trex Contours decking product lines and the new Trex Designer Series Railing and Trex Artisan Series Railing products. Sales of the Trex Accents and Trex Contours products accounted for approximately 70% of total gross sales in 2007. Sales of Trex Brasilia and Trex railing products accounted for approximately 20% of total gross sales in 2007. Because Trex Brasilia and Trex railing products have a higher sales price per unit than our other products, the introduction of the new products into the sales mix has had a positive effect on our total net sales. The company expects that the demand for the Trex Brasilia, Trex Designer Series Railing and Trex Artisan Series Railing products will grow as a result of expanded marketing and merchandising efforts.

In 2006, the company introduced a fencing product, Trex Seclusions, in limited test markets. The company expects that the demand for Trex Seclusions will grow as fencing wholesalers and installers become more familiar with the product. In 2008, the company plans to introduce Trex Escapes, which is an ultra low-maintenance cellular PVC deck board, and Trex Trim, which is a cellular PVC outdoor trim product. Both of these products will be manufactured for the company by third-party manufacturers. Our net sales of fencing and trim products were not material to our 2007 operating results.

The management of raw material costs, the improvement of manufacturing performance and the enhancement of product quality constitute some of the company’s principal operating objectives. During 2005 and 2006, manufacturing unit costs increased primarily because of higher costs for reclaimed polyethylene, or “PE material,” lower manufacturing plant utilization and incremental costs associated with the company’s quality initiatives. During 2006 and 2007, the company applied a significant portion of its capital investments to the purchase and installation of PE material processing equipment. These investments have enabled the company to enhance the management of its cost of PE material and to improve its manufacturing performance. The new equipment has resulted in incremental monthly improvements in manufacturing efficiencies during the later part of 2007, a trend the company expects to continue into 2008.

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

In addition to the continued focus on manufacturing performance and product quality, management took several actions in 2007 to streamline the company’s operations, reduce costs and improve liquidity. On September 10, 2007, the company’s board of directors approved a plan intended to reduce operating costs and improve the efficiency of the company’s manufacturing operations. Under the plan, the company suspended operations at its manufacturing facility in Olive Branch, Mississippi, for an indeterminate period and consolidated all of its manufacturing operations into its other two plants, located in Winchester, Virginia and

Fernley, Nevada. As a result, the company recorded a charge of $3.3 million to income in 2007. Management also decided to reclaim certain finished goods inventories for use in the company’s manufacturing process, thereby reducing the future planned purchases of certain raw materials. As a result, the company recorded a $9.4 million charge to write down the affected inventory to reclaim value. The company also renewed its focus on more effectively managing raw material and finished goods inventory levels, which resulted in an $18.9 million reduction of inventory.

Nevada Facility Product Replacement and Warranty Reserve. The company continues to experience increased costs, which adversely affect profitability, related to the replacement of Trex product that exhibited surface defects and which the company has determined was produced at the Nevada manufacturing facility beginning in 2003. The costs related to the replacement of this product are reflected in net sales as product replacement costs, thereby reducing net sales, while the costs related to installation labor are reflected in selling, general and administrative expenses as consumer relations expenses. The company maintains a warranty reserve for expected future product replacement and consumer relations expenses and reviews and adjusts the reserve on a quarterly basis.

During 2005, the company began receiving claims related to the replacement of Trex product that exhibited surface defects. Initial analysis of the available data indicated that the product failure was confined to material produced in 2003 at the Nevada manufacturing facility and that the “incubation” period, or the period between deck installation and appearance of the defect and related submission of a claim, was approximately two years. Based on these factors, the company concluded that substantially all of the costs related to the defective material had been recognized and estimated that the future costs related to the defect were immaterial. During late 2006 and into mid-2007, the company began receiving claims that indicated that the product failure was not limited to 2003 production. Throughout this period, management initiated efforts to investigate the source of the problem and identify the affected production, and implemented progressive improvements to the manufacturing process at the Nevada facility to stem the continued production of defective material. During the quarter ended June 30, 2007, the company concluded that product failures extended to include 2004 production from the Nevada facility and increased its warranty reserve accordingly.

During the quarter ended September 30, 2007, the company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at other Trex facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

Based on the available data, the company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the quarter ended September 30, 2007. In addition, during the quarter ended December 31, 2007, the company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the company recorded an additional $1.5 million increase to its warranty reserve. To estimate the reserve, the company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Management also continually reevaluates its practices regarding discretionary payments made to consumers for installation labor costs for which the company is not obligated to pay under the provisions of the company’s limited warranty. Although the company adjusted the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against earnings.

Net Sales. Net sales consist of sales and freight, net of returns, discounts, sales incentives and changes in the warranty reserve. The level of net sales is principally affected by sales volume and the prices paid for Trex. The company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the company has historically provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the company from time to time may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs.

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

There is no product return right granted to the company’s distributors except those granted pursuant to the warranty provisions of the company’s agreement with its distributors. Under such warranty provisions, the company warrants that its products will be free from defects in workmanship and materials and will conform to the company’s standard specifications for its products in effect at the time of the shipment. If there is such a defect in any of its products, the company has an obligation under its warranty to replace the products. On some occasions, the company will voluntarily replace products for distributors as a matter of distributor relations, even though the company does not have a legal obligation to do so.

As a result of the introduction of newer-generation Trex Accents products in 2007, the company voluntarily accepted returns of older-generation Trex Accents products from distributors, which resulted in a reduction of $9.0 million to 2007 net sales. The company anticipates that it will sell the older-generation products at or above its carrying cost to alternative markets not currently served by Trex distributors.

Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. The company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the company does not have a legal obligation to do so. During 2007, the company experienced an increase in product replacement expenses resulting from an increase in the warranty reserve.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, PE material and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor (including wages and benefits), and warehouse and equipment rental activities.

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the company’s business. During 2007, the company experienced an increase in consumer relations expenses resulting from an increase in the warranty reserve described above.

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

Inventories. The company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The company believes that its current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for estimated slow moving products or obsolescence. The company has written down to its estimated market value the estimated portion of PE material and other raw materials that are not consumable. At December 31, 2007, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.3 million. The company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results. The company currently anticipates that inventory levels in 2008 will be consistent with inventory levels in 2007.

Long-Lived Assets. In accordance with the Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If such cash flows are more likely than not to be less than the carrying amount of the long-lived assets, such assets are written down to their fair value. The company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

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

Product Warranty. Under the company’s limited warranty with consumers, the company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. The company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates on a quarterly basis based on the differences between actual experience and historical estimates.

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

During 2007, the company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

Based on the available data, the company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve. To estimate the reserve, the company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Although the company adjusted the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see notes 2 and 12 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating the company’s corporate headquarters, the company entered into a lease agreement in July 2005. The company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the company to lease 55,047 square feet and increases to 80,071 square feet during 2012 through the end of the lease term. As of January 10, 2008, the company had executed subleases for the entire 55,047 square feet it currently leases. The duration of the subleases, all of which include options to renew, vary from five to seven years. The company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

To estimate future sublease receipts for the periods beyond the term of the existing subleases and for the additional space the company is obligated to lease, the company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the delivery of a significant amount of new office space or poor economic conditions could have a negative effect on vacancy rates and rental rates in the area. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in additional charges to selling, general and administrative expenses in future periods.

Contingencies and Other Liabilities. The company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2007.

Revenue Recognition. The company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer. Pursuant to Emerging Issues Task Force, or EITF, Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the company records all shipping and handling fees in net sales and records all of the related costs in cost of sales. The company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The company accounts for these programs as either reductions to sales or as selling, general and administrative expenses in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The company classifies cash rebates as a reduction in revenue. Cash rebates are recorded in the period in which the related revenue is recognized. Sales incentives are accrued based upon estimates of the amounts that will be earned by customers. Cooperative advertising costs are classified in selling, general and administrative expenses and are accrued as the related advertising expenditures are incurred.

Valuation of Deferred Tax Assets. The company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. At December 31, 2007, the company had a valuation allowance of $21.6 million related primarily to the realization of its excess deferred tax assets. The company has considered all available evidence, including its historical levels of cumulative losses, the future reversal of existing taxable temporary differences, estimated future taxable income for each applicable state, and the expiration period of tax credit carry-forwards in determining the need for a valuation allowance. Based upon this analysis, management determined that it is more likely than not that its deferred tax assets will not be realized.

Income Taxes—FIN 48. On January 1, 2007, the company adopted the provisions for Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), and recorded a $2.7 million reduction in retained earnings on January 1, 2007, as discussed in note 11 to the consolidated financial statements appearing elsewhere in this report.

Stock-Based Compensation. Effective January 1, 2006, the company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using the Black-Scholes valuation model for grants subsequent to the adoption of FAS 123(R). Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

As mandated by FAS 123(R), beginning in the first quarter of 2006, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the consolidated statements of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow. Results for prior periods have not been restated.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2005	2006	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.7	76.5	88.0

Gross profit	27.3	23.5	12.0
Selling, general and administrative expenses	26.3	21.7	36.3

Income (loss) from operations	1.0	1.8	(24.3)
Interest expense, net	0.9	0.9	2.7

Income (loss) before taxes and extraordinary item	0.1	0.9	(27.1)
Provision (benefit) for income taxes	(0.7)	0.2	(4.0)

Net income (loss)	0.8%	0.7%	(23.1%)

2007 Compared to 2006

Net Sales. Net sales in 2007 decreased 2.4% to $329.0 million from $337.0 million in 2006. Net sales in 2007 were adversely affected by charges of $26.8 million. The company recorded a $17.8 million charge against net sales as a result of an increase to the warranty reserve, which was related to Trex product produced at the Nevada manufacturing facility, as described under “Overview,” and a $9.0 million charge against net sales for distributor credits related to our decision to voluntarily take back older-generation Trex Accents products. Before giving effect to these charges, net sales in 2007 totaled $355.8 million, which represented a 5.6% increase over net sales in 2006. The increase in net sales, before the increased warranty reserve and distributor credits, was primarily attributable to an increase in revenue per product unit and lower sales discounts. The increase in revenue per product unit resulted from a price increase of 7% on all products effective in May 2006. Lower sales discounts resulted from lower costs under the company’s early buy sales program and the extension of fewer incentives to distributors in the company’s annual sales discount programs. The positive impact on net sales of higher revenue per product unit and lower sales discounts was offset, in part, by an increase in product replacement expenses incurred during 2007, which were in addition to the warranty reserve increase, substantially all of which related to Trex product produced at the Nevada manufacturing facility. Product replacement expenses were $12.2 million, or 3.3% of gross sales, in 2007 compared to $9.8 million, or 2.8% of gross sales, in 2006.

The company offered various sales incentives to its distributor customers during both 2006 and 2007. The company has historically utilized an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season. The company’s early buy program in 2006 and 2007 for purchases in the first four months of each year consisted of an option of extended terms or an early payment discount and a cash rebate for shipments that are sent directly to the dealer locations. The expense, which the company recognized in 2007 for the early payment discount, was comparable to the expense it recognized in 2006. The payment options provided in the 2006 early buy program included prompt payment discounts from 0.5% to 2.0% or extended payment terms from 30 to 90 days. The payment options provided in the 2007 early buy program included prompt payment discounts from 0.5% to 3.0% or extended payment terms from 30 to 90 days. The company recognized an expense of $1.2 million for direct-to-dealer shipments in 2007 during the early buy sales program compared to an expense of $2.3 million for direct-to-dealer shipments in 2006, as a lower percentage of shipments during the early buy sales program went direct-to-dealer in 2007. In addition, the company offers certain annual sales incentives to dealers, which vary based on the level of sales activity from those dealers. The company reduced the annual incentive program during 2007. The expenses recognized through the annual dealer incentive program in 2007 was $1.8 million compared to $3.8 million in 2006.

Gross Profit. Gross profit decreased 50.3% to $39.4 million in 2007 from $79.3 million in 2006. The decrease was primarily attributable to charges of $37.5 million. Such charges included the $26.8 million reduction in net sales described above resulting from the increase in the warranty reserve and the distributor credits, as well as charges of $10.7 million to cost of goods sold for inventory adjustments. The $10.7 million charges included the effect of a $9.4 million inventory valuation adjustment for certain inventories reclaimed for use in the company’s manufacturing process. Before giving effect to the increase in the warranty reserve, distributor credits and inventory valuation adjustments, gross profit in 2007 was $76.9 million, which represented a decrease of 3.0% from gross profit in 2006. The decrease, before the increased warranty reserve, distributor credits and inventory valuation adjustments, was primarily attributable to higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization. Before the increased warranty reserve, distributor credits and inventory valuation adjustments, gross profit as a percentage of net sales, or gross profit margin, decreased to 21.6% in 2007 from 23.5% in 2006. Such decrease in gross margin in 2007, resulted from a decrease in production rates and yields, higher raw materials costs and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which accounted for a 5.5% decrease in gross margin. The negative effect of these factors in 2007 was offset in part by higher sales prices and an improved product mix, which accounted for a 3.8% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 63.1% to $119.4 million in 2007 from $73.2 million in 2006. Selling, general and administrative expenses in 2007 were adversely affected by charges of $35.9 million, which included a $29.7 million charge as a result of the increase to the warranty reserve and a charge of $6.1 million for losses on disposal of fixed assets. Before giving effect to the increase in the warranty reserve and the loss on disposal, selling, general and administrative expenses in 2007 were $83.6 million, which represented a 14.2% increase over selling, general and administrative expenses in 2006. The higher selling, general and administrative expenses, before the increased warranty reserve and loss on disposal, resulted from $4.6 million of expense related to the suspension of operation of the company’s Olive Branch, Mississippi manufacturing facility, a $4.4 million increase in personnel-related costs, an increase of $3.3 million in consumer relations expenses (substantially all of which related to Trex product produced at the Nevada manufacturing facility), and an increase of $3.3 million in branding expenses. Consumer relations expenses were $12.2 million, or 3.3% of gross sales, in 2007 compared to $8.9 million, or 2.5% of gross sales, in 2006. As a result of the suspension of operations at the Olive Branch facility, all costs related to the facility are recognized in selling, general and administrative expenses until such time as the facility is placed back into service. The $4.6 million of expense recognized in 2007 in selling, general and administrative expenses related to the Olive Branch facility consisted of $3.3 million of costs specifically related to the suspension of operations and $1.3 million of ongoing costs, which primarily reflected depreciation charges of $1.0 million. The $3.3 million of incremental costs specifically related to the suspension of operations included personnel costs and raw material storage costs under contractual commitments, including a $0.4 million contract termination charge on a leased facility for raw material storage and inventory management costs associated with transfers of raw material and finished goods inventory to the company’s Winchester, Virginia and Fernley, Nevada manufacturing plants. The effect of these factors was offset in part by the company’s receipt of $3.25 million in reimbursement of previously paid attorneys fees under a previously reported settlement with ExxonMobil and a $2.0 million decrease in expenses associated with the lease for office space the company is subletting. Before the increased warranty reserve and loss on disposal, selling, general and administrative expenses as a percentage of reported net sales increased to 25.4% in 2007 from 21.7% in 2006.

Interest Expense. Net interest expense increased to $9.0 million in 2007 from $3.0 million in 2006. The increase in net interest expense resulted primarily from an increase in average debt balances under the company’s revolving credit facility and from an increase in total debt as a result of the company’s combined issuance of $97.5 million principal amount of convertible senior subordinated notes in June and July 2007. The company retired the $24.0 million outstanding principal amount of senior secured notes with the net proceeds of the convertible notes offering and, in connection with the retirement, paid a $0.6 million prepayment penalty. The higher average debt balances under the company’s revolving credit facility during 2007 were required to fund the higher levels of inventories at each manufacturing location. The company capitalized $1.0 million and $1.8 million of interest on construction in process in 2007 and 2006, respectively.

Provision for Income Taxes. The company recorded a benefit for income taxes of $13.1 million in 2007 compared to a provision for income taxes of $0.7 million in 2006. The related effective tax rates were a benefit of 14.7% in 2007 and a provision of 23.2% in 2006. The lower effective tax rate in 2007 resulted from a valuation allowance of $19.4 million recorded with respect to the excess net deferred tax asset. The company recorded the allowance with reference to the future realization of the excess deferred tax asset, which is dependent on the company’s ability to generate taxable income.

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

Gross Profit. Gross profit decreased 1.2% to $79.3 million in 2006 from $80.2 million in 2005. The decrease was primarily attributable to the higher unit manufacturing costs, which resulted from a 19% increase in the cost per pound of PE material, an additional $11.7 million in labor and packaging expenses incurred as a result of product quality initiatives, an increase in freight costs and lower production yields. The negative effect of these factors was offset in part by higher average sales prices of 8.8% per unit. Gross profit as a percentage of net sales decreased to 23.5% in 2006 from 27.3% in 2005. The overall reduction in gross margin was primarily attributable to the negative 9.2% effect of the forgoing factors, which was partially offset by the positive 5.8% effect of increased sales prices and sales of higher margin products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 5.4% to $73.2 million in 2006 from $77.4 million in 2005. The lower selling, general and administrative expenses resulted principally from a decrease of $6.4 million in branding expenses, a decrease of $1.0 million in professional fees and a decrease of $0.8 million in personnel-related expenses, including salaries, benefit and hiring costs. Selling, general and administrative expenses in 2005 also included the write-off of $1.0 million in equipment which the company disposed of during 2005 in connection with its retooling of some of its production lines. The effect of these factors was offset in part by a $2.5 million increase in expenses related to the lease for unused office space the company was attempting to sublet, a $2.3 million increase in consumer relations expenses and a $0.3 million increase in market research expenses. For additional information regarding the lease, see note 12 to the consolidated financial statements appearing elsewhere in this report. As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% in 2006 from 26.3% in 2005.

Interest Expense. Net interest expense increased to $3.0 million in 2006 from $2.6 million in 2005. The increase in net interest expense resulted primarily from a decrease in interest capitalized on construction in process. The company capitalized $1.8 million and $2.5 million of interest on construction in process in 2006 and 2005, respectively.

Provision for Income Taxes. The provision for income taxes increased to $0.7 million in 2006 from a benefit of $2.0 million in 2005. The effective rate was approximately 23.2% in 2006 compared to a benefit of approximately 870.3% in 2005. The effective rate for 2006 differed from the expected statutory rates due primarily to the recognition of certain federal and state tax credits and incentives. The 2005 income tax benefit differed from the expected tax provision determined by applying the expected statutory rates due primarily to the recognition of certain federal and state tax credits and incentives for which the company determined that it qualified in 2005. The state tax benefit resulted from the expansion of the company’s operations into Mississippi as well as the recognition of other state tax credits and incentives for which the company filed amended tax returns for prior years.

Liquidity and Capital Resources

The company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. Net cash used in operating activities totaled $1.2 million in 2007 compared to $4.0 million in 2006. The effects of the net loss of $75.9 million recorded in 2007, compared with net income of $2.3 million in 2006, and the net decrease of $2.8 million in non-cash items was offset by improved net working capital of $84.6 million. The increase in cash flow related to working capital resulted primarily from decreases in inventories and accounts receivable. In 2007, inventories decreased $18.9 million compared to an increase of $54.5 million in 2006. In 2007, accounts receivable decreased $11.6 million compared to an increase of $5.8 million in 2006. Net cash used in operations increased $15.2 million in 2006 over 2005 as a result of increased working capital usage.

Net cash used in investing activities totaled $24.0 million in 2007 compared to cash used in investing activities of $27.7 million in 2006. Capital expenditures in 2007 were applied primarily to the purchase of plastic reprocessing equipment and other equipment to improve product quality and reduce costs. In 2006, net cash used in investing activities totaled $27.7 million compared to $29.4 million in 2005.

Net cash provided by financing activities was $24.6 million in 2007 compared to cash provided for financing activities of $31.1 million in 2006. In 2007, the $94.2 million of net proceeds received by the company from its sale of $97.5 million principal amount of convertible senior subordinated notes was offset in part by net debt reductions of $45.7 million under its revolving credit facility and $24.0 million under its outstanding senior secured notes, which were repaid with such net proceeds. Net cash provided by financing activities was $31.1 million in 2006, compared to net cash used in financing activities of $4.4 million in 2005. At December 31, 2006, there were $44.1 million of borrowings outstanding under the company’s revolving credit facility compared to $4.1 million at December 31, 2005.

Indebtedness. At December 31, 2007, the company’s indebtedness totaled $134.0 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the company’s interest rate swaps, was approximately 5.76%.

On March 16, 2007, the company secured its obligations under its credit agreement with Branch Banking and Trust Company, or BB&T, with a lien on the company’s accounts receivable and inventory. BB&T has extended a senior secured revolving credit facility and some real estate loans to the company under the credit agreement.

Sale of Convertible Notes and Related Debt Agreement Amendments. On June 18, 2007, the company issued $85.0 million principal amount of its 6.00% convertible senior subordinated notes due 2012, or convertible notes, through an underwritten public offering. The company used a portion of net proceeds of $82.1 million from the sale of the convertible notes to repay in full $24.0 million principal amount of its 8.32% senior secured notes due July 19, 2009 and $45.7 million principal amount of borrowings outstanding under its revolving credit facility. The company paid a prepayment penalty of $0.6 million in connection with the retirement of the senior secured notes. On July 12, 2007, the underwriters of the convertible notes offering exercised their over-allotment option to purchase an additional $12.5 million principal amount of convertible notes. The company received net proceeds of $12.1 million from the sale of the additional convertible notes, which it issued on July 17, 2007. For information about the convertible notes, see note 6 to the consolidated financial statements appearing elsewhere in this report.

Effective on June 18, 2007, in connection with its offering of the convertible notes, the company entered into amendments to its credit agreement with BB&T and its reimbursement and credit agreement, or reimbursement agreement, with JPMorgan Chase Bank, N.A., or JPMorgan, relating to the outstanding bonds issued in December 2004 by a Mississippi public corporation to finance specified costs relating to solid waste disposal facilities used in connection with the company’s manufacturing plant in Olive Branch, Mississippi. Among other things, the amendments to the agreements:

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

•	amended the financial covenants the company is required to observe under the agreements, to provide the company with additional operating flexibility;

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

On June 18, 2007, concurrently with the effectiveness of the foregoing amendments to the credit agreement and the reimbursement agreement, the company executed three promissory notes to BB&T under the credit agreement secured by real property of the company in the aggregate principal amount of approximately $6.7 million. The three promissory notes, which replaced previously outstanding promissory notes, extended the maturity of the underlying indebtedness to June 30, 2011.

After June 18, 2007, the company entered into additional amendments to its debt agreements, including the credit agreement and the reimbursement agreement, as discussed below under “—Compliance with Debt Covenants.”

Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2007, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $52.6 million.

Consistent with generally accepted accounting principles, the company capitalized $4.0 million of financing-related expenses as deferred financing costs in 2007 relating to the refinancing of the company’s revolving credit facility and issuance of the convertible notes and the foregoing real estate notes. The deferred financing costs will be amortized over the terms of the various debt instruments for periods that will vary between three to five years.

Compliance With Debt Covenants. The company’s ability to make scheduled principal and interest payments on its real estate loans, convertible notes and bond loan agreement, borrow and repay amounts under its revolving credit facility, and continue to comply with its loan covenants will depend primarily on its ability to generate substantial cash flow from operations. To remain in compliance with its credit facility, real estate loans and reimbursement agreement, the company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of its business, some of which are discussed in this report under “Risk Factors.”

As of September 30, 2007, as a result of adverse operating results in the third quarter of 2007, including the significant increase to its warranty reserve as of September 30, 2007, as discussed above under “Overview,” the company was not in compliance with covenants under the credit agreement and the reimbursement agreement requiring the company not to exceed a maximum prescribed ratio of consolidated debt to consolidated EBITDA and to maintain a minimum ratio of consolidated EBITDA to fixed charges, as those ratios are defined for purposes of the agreements. Such noncompliance constituted an event of default under each agreement. On November 5, 2007, effective as of September 30, 2007, BB&T and JPMorgan waived the company’s noncompliance with these covenants solely in respect of its noncompliance as of the September 30, 2007 measurement date. As a condition of the limited waivers, the company agreed that, to secure the company’s obligations under the reimbursement agreement, it would grant to JPMorgan (1) a second-priority lien on the company’s accounts receivable and inventory that currently secure the company’s obligations under the credit agreement and (2) a first-priority lien on all fixtures and personality (including machinery and equipment, but excluding inventory) at the company’s Olive Branch, Mississippi facility which were not then subject to liens. On November 20, 2007, effective as of September 30, 2007, the company entered into amendments to its agreements with BB&T and JPMorgan giving effect to the new security arrangements. As of September 30, 2007, the company also was not in compliance with the covenant in its real estate loan agreement with Bank of America, N.A. with respect to its fixed charge coverage ratio (as defined for purposes of that agreement). Such noncompliance constituted a default under the agreement. On November 6, 2007, Bank of America, N.A. waived the exercise of its rights and remedies arising as a result of the company’s noncompliance with this covenant for the measurement period ended September 30, 2007.

Based on its anticipated operating results, the company determined that it would need to obtain amendments to some of the financial covenants under the credit agreement and reimbursement agreement to achieve compliance with those covenants as of December 31, 2007 and as of quarterly measurement dates in 2008. The company entered into amendments to these agreements effective as of December 21, 2007. Among other things, the amendments amended the following financial covenants the company was required to observe under agreements, so that:

•

the company’s senior debt ratio, or ratio of consolidated senior debt to consolidated EBITDA (as defined for purposes of the agreements), could not be greater than (a) 9.0 to 1 for the period commencing October 1, 2007 to and including December 31, 2007, (b) 11.0 to 1 for the period commencing on January 1, 2008 to and including March 31, 2008, and (c) thereafter (A) 2.5 to 1 for any measurement period ending June 30 or September 30, and (B) 3.0 to 1 for any measurement period ending December 31 or March 31; and

•

the company’s fixed charge coverage ratio, or ratio of consolidated EBITDA to fixed charges (as defined for purposes of the agreements), could not be less than (a) 1.0 to 1 for any measurement period through March 31, 2008, and (b) 1.4 to 1 for any measurement period thereafter.

The amendments also increased the highest potential interest rate margin on credit facility loans by 75 basis points (or up to 3.75% in the case of real estate term loans and 3.5% in the case of revolving loans) for so long as the company’s senior debt ratio was equal to or greater than 4.0 to 1. To obtain the foregoing amendments, the company paid fees of $95,500 to BB&T and $5,000 to JPMorgan.

As of December 31, 2007, as a result of the foregoing operating developments in the third quarter of 2007, as well as additional charges recorded by the company for the fourth quarter, the company was not in compliance with the amended fixed charge coverage ratio covenant under the credit agreement and the reimbursement agreement and with covenants under the agreements requiring the company not to exceed a prescribed ratio of total consolidated debt to total consolidated capitalization, and to maintain a minimum consolidated tangible net worth, as those financial measures are defined for purposes of the agreements. For the December 31, 2007 measurement period, the company’s fixed charge coverage ratio was 0.37 compared to the minimum permitted ratio of 1.0, the company’s total consolidated debt to total consolidated capitalization ratio was 60.6% compared to the maximum permitted ratio of 60.0%, and the company’s consolidated tangible net worth was $87.2 million compared to the minimum required level of $124.0 million. Such noncompliance constituted an event of default under each agreement. On March 6, 2008, effective as of December 31, 2007, BB&T and JPMorgan waived the company’s noncompliance with these covenants as of the December 31, 2007 measurement date and entered into amendments to the credit agreement and the reimbursement agreement. Among other things, the amendments amended the following financial covenants the company is required to observe under agreements, so that:

•

the company’s ratio of total consolidated debt to total consolidated capitalization (as defined for purposes of the agreements) may not be greater than (a) 70% for the period commencing January 1, 2008 to and including March 31, 2008, (b) 62.5% for the period commencing April 1, 2008 to and including June 30, 2008, (c) 60% for the period commencing July 1, 2008 to and including September 30, 2008, (d) 65% for the period commencing October 1, 2008 to and including December 31, 2008, (e) 60% for the period commencing January 1, 2009 to and including March 31, 2009, and (c) thereafter (A) 50% for each period commencing April 1 of a calendar year to and including September 30 of such calendar year, and (B) 60% for each period commencing October 1 of a calendar year to and including March 31 of the immediately succeeding calendar year;

•

the company’s fixed charge coverage ratio may not be less than (a) 0.75 to 1 for the one-quarter period ending on March 31, 2008, (b) 0.85 to 1 for the two-quarter period ending on June 30, 2008, (c) 1.0 to 1 for the three-quarter period ending on September 30, 2008, (d) 0.60 to 1 for the four-quarter period ending on December 31, 2008, and (e) 1.40 to 1 for the four-quarter period ending on each fiscal quarter thereafter;

•

the company’s consolidated tangible net worth (as defined for purposes of the agreements) may not be less than the sum of (a) $85 million, (b) 100% of the net proceeds of all stock issued after January 1, 2008, plus (c) 50% of consolidated net income after December 31, 2007 (taken as one accounting period), but excluding from such calculation of consolidated net income for purposes of (c) any quarter in which consolidated net income is negative; and

•

the company will not be required to comply with the senior debt ratio covenant for any measurement period during 2008, and, effective January 1, 2009, the senior debt ratio may not be greater than (a) 2.5 to 1 for any measurement period ending June 30 or September 30, and (b) 3.0 to 1 for any measurement period ending December 31 or March 31.

The amendment to the reimbursement agreement increased the letter of credit facility fee from a range of 65 to 100 basis points, which was based on the ratio of consolidated senior debt to consolidated EBITDA, to 150 basis points of the stated amount of the letter of credit. To obtain the foregoing amendments, the company paid fees of $94,500 to BB&T and $25,000 to JP Morgan.

As of December 31, 2007, the company was not in compliance with the fixed charge coverage ratio covenant under its real estate loan agreement with Bank of America, N.A. Such noncompliance constituted an event of default under the agreement. On March 14, 2008, effective as of December 31, 2007, the company entered into an amendment to the agreement under which:

•	the company was granted a waiver with respect to its noncompliance with the applicable financial covenants, as of the December 31, 2007 measurement date;

•	effective as of January 1, 2008, the company will not be required to meet a ratio of total consolidated debt to total consolidated capitalization; and

•

the company’s fixed charge coverage ratio (as defined for purposes of the agreement) may not be less than 2.50 to 1 for the one-quarter period ending on March 31, 2008, the two-quarter period ending on June 30, 2008, the three-quarter period ending on September 30, 2008, and the four-quarter period ending on December 31, 2008 and at the end of each fiscal quarter thereafter.

The amendment to the agreement increased the interest rate margin on the real estate note by 100 basis points from LIBOR plus 100 basis points to LIBOR plus 200 basis points. To obtain the foregoing amendments, the company paid Bank of America, N.A. a fee of $40,000.

If the company is unable to maintain compliance with the foregoing financial covenants and other provisions of its debt agreements, whether in accordance with their existing terms or as they may be amended, the company’s lenders would have the right to enforce their claims against the company to the extent provided by the agreements and applicable law. In such an event, the lenders could accelerate the maturity of the company’s indebtedness under the agreements, which could cause an acceleration of the maturity of the convertible notes under cross-default provisions. Upon any such acceleration, if the company were unable to restructure or refinance such indebtedness or to negotiate forbearance or other arrangements with its lenders restricting the enforcement of remedies, the lenders would have the right to proceed against any collateral securing the indebtedness, as well as against other assets of the company.

Contractual Obligations. The following tables show, as of December 31, 2007, the company’s contractual obligations and commercial commitments, which consist primarily of long-term debt, operating leases and letters of credit (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$132,928	$1,198	$2,698	$102,719	$26,313
Operating leases	44,517	6,304	10,192	8,054	19,967

Total contractual cash obligations	$177,445	$7,502	$12,890	$110,773	$46,280

The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans. At December 31, 2007, the fair value of the debt-related derivatives was $1.0 million and was classified as a long-term liability.

The company does not have off-balance sheet financing arrangements other than its operating leases.

Capital and Other Cash Requirements. The company made capital expenditures of $49.9 million in 2005, $27.7 million in 2006 and $24.0 million in 2007, primarily to make process and productivity improvements. The company currently estimates that its capital expenditures in 2008 will be in the range of $10 to $15 million. Capital expenditures in 2008 are expected to be used primarily to make process and productivity improvements at the company’s two operating manufacturing sites.

The company believes that cash on hand, cash flow from operations and borrowings expected to be available under the company’s existing revolving credit facility will provide sufficient funds to enable the company to fund its planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet its other cash requirements and maintain compliance with terms of its debt agreements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet the expected growth in demand for the company’s products. The company currently expects that it will fund its future capital expenditures from operations and borrowings under its revolving credit facility. The actual amount and timing of the company’s future capital requirements may differ materially from the company’s estimate depending on the demand for Trex and new market developments and opportunities. The company’s ability to meet its cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure by the company to negotiate amendments to its existing debt agreements to resolve any future noncompliance with financial covenants could adversely affect the company’s liquidity by reducing its access to revolving credit borrowings needed primarily to fund its seasonal borrowing needs. The company may determine that it is necessary or desirable to obtain financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to its business plan. Debt financing would increase the company’s level of indebtedness, while equity financing would dilute the ownership of the company’s stockholders. There can be no assurance as to whether, or as to the terms on which, the company would be able to obtain such financing, which would be restricted by covenants contained in its existing debt agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The company’s major market risk exposure is to changing interest rates. The company’s policy is to manage interest rates through the use of a combination of fixed-rate and variable-rate debt. The company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its LIBOR-based variable-rate real estate debt and its $25.0 million variable-rate promissory note. The interest on the variable-rate promissory note is based on auction rates and is reset every seven days. At December 31, 2007, the company had limited its interest rate exposure on all of its $10.4 million variable-rate real estate loans to an annual effective rate of approximately 9.00%. In addition, the company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount of such promissory note.

Changes in interest rates affect the fair value of the company’s fixed-rate debt. The fair value of the company’s long-term fixed-rate debt at December 31, 2007, consisting of the company’s convertible notes, was approximately $97.5 million. Based on balances outstanding at December 31, 2007, a 1% change in interest rates would change the fair value of the company’s long-term fixed-rate debt by approximately $3.7 million at December 31, 2007.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the company had a euro-denominated note receivable of 1.4 million euros at December 31, 2007.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-29 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2007, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

March 17, 2008	By:	/S/ RONALD W. KAPLAN
Ronald W. Kaplan President and Chief Executive Officer (Principal Executive Officer)

March 17, 2008	By:	/S/ ANTHONY J. CAVANNA
Anthony J. Cavanna Chief Financial Officer (Principal Financial Officer)

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

In our annual report on Form 10-K for our 2006 fiscal year, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006:

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

•

The company did not have appropriate controls to properly account for activity related to the purchase and receipt of goods and services and the related liabilities. In addition, the company’s related monitoring process was not sufficient to identify the resulting errors on a timely basis. The errors were primarily due to the recording of inventory, property, plant and equipment, cost of sales and selling, general and administrative expenses at the time of receipt of the goods or services and again at the time the related invoices were received, resulting in an overstatement of assets, liabilities and expenses. These errors resulted in a number of post-closing adjustments that were recorded during the preparation of the 2006 consolidated financial statements.

As corrective actions to address the material weaknesses noted above, we have:

•

hired additional technical accounting and finance personnel at our headquarters and plant locations with the requisite knowledge to address complex accounting and financial reporting requirements and to assess the technical accounting capabilities of the staff to ensure the right complement of knowledge, skills and training;

•	improved the design of period-end closing procedures to ensure completeness and accuracy of period-end transactions;

•

implemented controls to ensure that account reconciliations and analyses for significant financial statement accounts are maintained and reviewed for completeness and accuracy by qualified accounting personnel;

•	improved communications between accounting and business personnel to facilitate adequate identification, resolution and conclusions on accounting treatment of business transactions;

•

utilized external technical accounting resources and subject matter experts in areas in which additional technical expertise was needed such as procure-to-pay processes and accounting for income taxes and stock-based compensation;

•

identified internal control enhancements to the purchasing, receiving and accounts payable processes and developed a plan to implement the enhancements and train appropriate company personnel responsible for processing transactions; and

•	developed improved monitoring controls in corporate accounting.

The additional personnel and foregoing enhancements contributed to the discovery in late 2006 and early 2007 of additional errors related to prior interim periods in 2006 that resulted in management’s determination that restatement of those prior periods’ financial statements was warranted. We believe that the foregoing corrective actions have resolved the material weaknesses that existed as of December 31, 2006 and that as of December 31, 2007 it was no longer reasonably possible that our financial statements will be materially misstated. Accordingly, as stated in management’s report above, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

Other than the actions described in this Item 9A under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting,” during the fiscal quarter ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Trex Company, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Trex Company, Inc. for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 14, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

We have adopted a code of conduct and ethics, which is applicable to all of our directors, officers and employees, including our chief executive officer and chief financial officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at www.trex.com, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the company appear on pages F-2 through F-29 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

Exhibit Number	Exhibit Description
10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.13	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.17	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.18	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.19	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.20	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.21	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.22	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.23	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.24	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.25	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.26	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed herewith.

10.27	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.28	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.29	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.30	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.31	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.32	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.34	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.35	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.36	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.37	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.38	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.39	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.40	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.41	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.42	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.43	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.44	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.45	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.46	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.47	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.48	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.49	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.50	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.51	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.52	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed herewith.

10.53	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As discussed in Notes 2 and 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards No. 123(R), Share-Based Payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 14, 2008

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$672	$66
Accounts receivable (net of allowance for doubtful accounts of $1.1 million and $3.1 million in 2006 and 2007, respectively)	18,140	6,588
Inventories	111,434	92,569
Prepaid expenses and other assets	3,201	2,617
Income taxes receivable	6,480	2,376
Deferred income taxes	3,180	16,007

Total current assets	143,107	120,223

Property, plant and equipment, net	198,525	193,944
Goodwill	6,837	6,837
Debt-related derivatives	359	—
Other assets	3,489	7,722

Total assets	$352,317	$328,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,248	$19,776
Accrued expenses	17,586	21,583
Accrued warranty	2,467	21,084
Line of credit	44,132	—
Current portion of long-term debt	9,115	1,198

Total current liabilities	113,548	63,641
Deferred income taxes	17,217	15,763
Accrued taxes	—	3,620
Non-current accrued warranty	—	18,901
Debt-related derivatives	747	1,044
Long-term debt	51,390	131,730

Total liabilities	182,902	234,699

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 14,913,889 and 15,076,738 shares issued and outstanding at December 31, 2006 and 2007, respectively	149	151
Additional paid-in capital	62,986	66,523
Accumulated other comprehensive loss	(278)	(557)
Retained earnings	106,558	27,910

Total stockholders’ equity	169,415	94,027

Total liabilities and stockholders’ equity	$352,317	$328,726

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except share and per share data)
Net sales	$294,133	$336,956	$328,952
Cost of sales	213,897	257,671	289,529

Gross profit	80,236	79,285	39,423
Selling, general, and administrative expenses	77,378	73,223	119,439

Income (loss) from operations	2,858	6,062	(80,016)
Interest expense, net	2,626	3,011	8,995

Income (loss) before provision for income taxes	232	3,051	(89,011)
Provision (benefit) for income taxes	(2,019)	708	(13,099)

Net income (loss)	$2,251	$2,343	$(75,912)

Basic earnings (loss) per common share	$0.15	$0.16	$(5.10)

Basic weighted average common shares outstanding	14,769,799	14,829,832	14,884,174

Diluted earnings (loss) per common share	$0.15	$0.16	$(5.10)

Diluted weighted average common shares outstanding	14,879,661	14,892,966	14,884,174

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
		(Dollars in thousands)
Balance, December 31, 2004	14,843,820	$148	$60,182	$(1,259)	$(1,098)	$101,964	$159,937
Comprehensive income:
Net income	—	—	—	—	—	2,251	2,251
Net unrealized losses on derivatives, net of tax	—	—	—	—	(49)	—	(49)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	666	—	666

Total comprehensive income	—	—	—	—	—	—	2,868
Employee stock purchase and option plans	47,120	1	1,201	—	—	—	1,202
Tax benefit of stock options and restricted stock	—	—	419	—	—	—	419
Restricted stock awards (grants, net of forfeitures)	17,312	—	842	(842)	—	—	—
Repurchases of common stock	(18,578)	—	(743)	—	—	—	(743)
Amortization of deferred compensation	—	—	—	1,025	—	—	1,025

Balance, December 31, 2005	14,889,674	149	61,901	(1,076)	(481)	104,215	164,708
Comprehensive income:
Net income	—	—	—	—	—	2,343	2,343
Net unrealized losses on derivatives, net of tax	—	—	—	—	(344)	—	(344)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	547	—	547

Total comprehensive income	—	—	—	—	—	—	2,546
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(1,076)	1,076	—	—	—
Employee stock purchase and option plans	19,131	—	411	—	—	—	411
Tax benefit of stock options and restricted stock	—	—	51	—	—	—	51
Repurchases of common stock	(14,916)	—	(435)	—	—	—	(435)
Stock-based compensation	20,000	—	2,134	—	—	—	2,134

Balance, December 31, 2006	14,913,889	149	62,986	—	(278)	106,558	169,415
Comprehensive income:
Net loss	—	—	—	—	—	(75,912)	(75,912)
Net unrealized losses on derivatives, net of tax	—	—	—	—	(605)	—	(605)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	326	—	326

Total comprehensive loss	—	—	—	—	—	—	(76,191)
Employee stock purchase and option plans	23,132	2	299	—	—	—	301
Tax effect of stock options and restricted stock	—	—	(19)	—	—	—	(19)
Repurchase of common stock	(15,618)	—	(377)	—	—	—	(377)
Stock-based compensation	162,117	—	3,634	—	—	—	3,634
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(2,736)	(2,736)

Balance, December 31, 2007	15,083,520	$151	$66,523	$—	$(557)	$27,910	$94,027

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Operating Activities
Net income (loss)	$2,251	$2,343	$(75,912)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,139	20,262	22,491
Deferred income taxes	(1,583)	466	(11,394)
Stock-based compensation	1,025	2,134	3,634
Tax benefit of stock options and restricted stock	419	—	—
Equity method losses (income)	7	(119)	(363)
Other non-cash expense (income)	2,124	(225)	—
Loss (gain) on disposal of property, plant and equipment	967	(1)	6,126
Changes in operating assets and liabilities:
Accounts receivable	9,600	(5,776)	11,552
Inventories	(12,574)	(54,503)	18,865
Prepaid expenses and other assets	412	549	317
Accounts payable	(2,205)	24,667	(20,472)
Accrued expenses	2,600	4,445	39,889
Income taxes receivable	(7,948)	1,720	4,104

Net cash provided by (used in) operating activities	11,234	(4,038)	(1,163)

Investing Activities
Investment in Denplax	(35)	(41)	—
Loans to Denplax	(422)	—	—
Restricted cash	20,959	—	—
Expenditures for property, plant and equipment	(49,876)	(27,702)	(24,035)

Net cash used in investing activities	(29,374)	(27,743)	(24,035)

Financing Activities
Financing costs	—	—	(3,603)
Borrowing under mortgages and notes	—	—	97,500
Principal payments under mortgages and notes	(8,961)	(9,031)	(25,077)
Borrowings under line of credit	24,286	107,663	86,120
Principal payments under line of credit	(20,216)	(67,601)	(130,252)
Repurchases of common stock	(743)	(435)	(377)
Proceeds from employee stock purchase and option plans	1,202	411	300
Excess tax effect from stock-based compensation	—	51	(19)

Net cash provided by (used in) financing activities	(4,432)	31,058	24,592

Net decrease in cash and cash equivalents	(22,572)	(723)	(606)
Cash and cash equivalents at beginning of year	23,967	1,395	672

Cash and cash equivalents at end of year	$1,395	$672	$66

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,387	$2,963	$5,059
Cash paid (received) for income taxes, net	$5,079	$(961)	$(5,056)

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and interest rate swap contracts. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2007, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivables credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for doubtful accounts. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions.

The Company recorded an increase to the allowance for doubtful accounts of $2.1 million in the year ended December 31, 2007 primarily related to disputed amounts it estimates are uncollectible. Allowance for doubtful account activity is as follows (in thousands):

Balance at December 31, 2005	$627
Additions charged to expense	570
Reductions, write-offs	(138)

Balance at December 31, 2006	$1,059
Additions charged to expense	2,130
Reductions, write-offs	(115)

Balance at December 31, 2007	$3,074

In the years ended December 31, 2005, 2006 and 2007, sales from certain customers accounted for 10% or more of the Company’s total gross sales. For the year ended December 31, 2005, the Company’s three largest customers represented 22%, 18% and 15%, respectively, of the Company’s gross sales. For the year ended December 31, 2006, the Company’s four largest customers represented 24%, 16%, 15% and 11%, respectively, of the Company’s gross sales. For the year ended December 31, 2007, the Company’s three largest customers represented 25%, 13% and 11%, respectively, of the Company’s gross sales. As of December 31, 2006, four customers represented 17%, 15%, 13% and 12%, respectively, of the Company’s accounts receivable balance. As of December 31, 2007, two customers represented 18% and 17%, respectively, of the Company’s accounts receivable balance.

Approximately 36%, 28% and 32% of the Company’s raw materials purchases for the years ended December 31, 2005, 2006 and 2007, respectively, were purchased from its four largest suppliers.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Each year, in accordance with Statement of Financial

Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company conducts an impairment test. For the years ended December 31, 2006 and 2007, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If such cash flows are more likely than not to be less than the carrying amount of the long-lived assets, such assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Product Warranty

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates on a quarterly basis based on the differences between actual experience and historical estimates.

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

During 2007, the Company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve. To estimate the reserve, the Company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Although the Company adjusted the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see Note 12.

Revenue Recognition

The Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer. The Company does not grant contractual product return rights to its customers other than pursuant to its product warranty. The Company does not expect future product returns to be material and, consequently, does not maintain an allowance for product returns.

Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several programs to dealers and distributors, including cash rebates, sales incentives and cooperative advertising. The Company accounts for these programs in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). The Company classifies cash rebates and sales incentives as a reduction in revenue. Cash rebates are recorded in the period in which the related revenue is recognized. Sales incentives are accrued based upon estimates of the amounts that will be earned by customers. Cooperative advertising costs are classified in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations and are accrued as the related advertising expenditures are incurred.

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with FAS 123(R), Share-Based Payment, using the modified prospective transition method. Under the fair value recognition provisions of FAS 123(R), share-based compensation cost is measured at the grant date of the share-based awards based on their fair values, and is recognized on a straight line basis as expense in the accompanying consolidated statements of operations over the vesting periods of the awards, net of an estimated forfeiture rate. In accordance with the modified prospective transition method, share-based compensation expense recognized by the Company beginning January 1, 2006 includes: (a) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R), and (b) compensation expense for all share-based payments granted prior to, but that were unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Results for prior periods have not been restated. The Company previously recorded share-based compensation expenses in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and recorded share-based compensation expense based on the intrinsic value of the share-based award at the date of grant.

Under the provisions of FAS 123(R), the grant date fair value of share-based awards is calculated using the Black-Scholes valuation model for grants subsequent to the adoption of FAS 123(R). Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), the Company recognized forfeitures only as they occurred. The Company bases the fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

As mandated by FAS 123(R), beginning in the three months ended March 31, 2006, the benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash inflow in the accompanying consolidated statements of cash flows. Prior to the adoption of FAS 123(R), these tax benefits were reported as an operating cash flow. Results for prior periods have not been restated.

Income Taxes

The Company accounts for income taxes and the related accounts under SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2005, 2006 and 2007, research and development costs were $3.6 million, $4.2 million and $3.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is used. At December 31, 2006 and December 31, 2007, $1.5 million and $0.8 million, respectively, was included in prepaid expenses for production costs.

For the years ended December 31, 2005, 2006 and 2007, branding expenses, including advertising expenses as described above, were $24.7 million, $19.2 million and $22.5 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2006 and 2007. At December 31, 2007, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $97.5 million based on quoted market prices.

Derivative Instruments

The Company uses derivative instruments to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a portion of its floating-rate debt to fixed-rate obligations. The Company accounts for the interest rate swaps in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires derivative instruments to be measured at fair value in the consolidated balance sheets. Changes in the fair value of the derivative instruments not designated as cash flow hedges or the ineffective portion of derivative instruments designated as cash flow hedges are recorded as a gain or loss in income in the current period.

As permitted by SFAS No. 133, the Company has designated certain interest rate swaps as cash flow hedges of a forecasted transaction. Changes in the fair value of a derivative instrument that qualifies and has been designated as a cash flow hedge of a forecasted transaction are initially recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and are subsequently reclassified into income in the same category as the item being hedged when the gain or loss from the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets is immediately reclassified to income. Gains or losses related to any ineffective portion of cash flow hedges are recognized in income immediately.

The fair value of derivatives is determined using quoted exchange prices where available. For instruments that are not traded on an exchange, external broker quotes or calculations are used to determine fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. For the years ended December 31, 2005, 2006 and 2007, comprehensive income (loss) was $2.9 million, $2.5 million and $(76.2) million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Investment in Denplax

During 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company adopted FIN 46 during the first quarter of 2004, which did not have a material impact on the Company’s financial position or results of operations. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. Under a separate supply agreement, the Company has agreed to purchase up to approximately 12,300 metric tons of the Denplax plant’s production per year, if the production meets certain material specifications. In the years ended December 31, 2005, 2006 and 2007, the Company purchased 13,275 metric tons for approximately $2.8 million, 16,552 metric tons for approximately $4.2 million, and approximately 11,900 metric tons for approximately $3.3 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. During the years ended December 31, 2005 and 2006, the Company made additional investments in Denplax of approximately $35,000 and $41,000, respectively. The carrying amount of the Company’s investment in Denplax at December 31, 2007 was approximately $1.5 million. In addition, the Company had outstanding loans due from Denplax totaling approximately $1.8 million and $2.0 million at December 31, 2006 and 2007, respectively.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the effect that the adoption of SFAS No. 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to elect to measure eligible financial instruments at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company is evaluating the effect that the adoption of SFAS No. 159 will have on its results of operations and financial position.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 requires the affirmative evaluation that it is more likely than not, based on the technical merits of a tax position, that an enterprise is entitled to economic benefits resulting from positions taken in income tax returns. If a tax position does not meet the “more-likely-than-not” recognition threshold, the benefit of that position is not recognized in the financial statements. FIN 48 also requires companies to disclose additional quantitative and qualitative information in their financial statements about uncertain tax positions. FIN 48 was effective for fiscal year beginning January 1, 2007, and the $2.7 million cumulative effect of applying FIN 48 was reported as an adjustment to the opening balance of “Retained earnings” in the accompanying consolidated balance sheets as of January 1, 2007.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2006	2007
Finished goods	$83,224	$72,916
Raw materials	28,210	19,653

Total inventories	$111,434	$92,569

Inventory is stated at the lower of standard cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the year ended December 31, 2007, management decided to reclaim certain finished goods inventories for future use in the Company’s manufacturing process. As a result, the Company recorded a $9.4 million charge to write down the affected inventory to the weighted-average raw material costs.

During the year ended December 31, 2007, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.6 million.

At December 31, 2006 and 2007, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $26.1 million and $28.3 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2006	2007
Building and improvements	$49,811	$55,530
Machinery and equipment	183,540	219,849
Furniture and equipment	2,472	2,533
Forklifts and tractors	3,972	3,920
Computer equipment	9,346	10,212
Construction in process	31,263	3,259
Land	8,857	8,857

	289,261	304,160
Accumulated depreciation	(90,736)	(110,216)

Total property, plant and equipment, net	$198,525	$193,944

The Company had construction in process as of December 31, 2007 of approximately $3.3 million. The Company expects that the construction in process will be completed and put into service in the years ending December 31, 2008 and 2009.

Depreciation expense for the years ended December 31, 2005, 2006 and 2007 totaled $16.1 million, $20.3 million and $22.5 million, respectively.

In connection with the installation of new equipment to improve the Company’s manufacturing process and the repurposing of certain assets, the Company disposed of certain equipment that resulted in a $6.1 million loss recorded in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the year ended December 31, 2007.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2006	2007
Accrued compensation and benefits	$4,491	$5,157
Accrued interest	624	4,637
Accrued sales and marketing costs	4,242	3,615
Accrued rent obligations	2,421	1,996
Accrued customer relations costs	1,597	1,844
Accrued manufacturing expenses	2,394	1,088
Accrued professional and legal costs	461	564
Accrued freight	481	461
Other	875	2,221

Total accrued expenses	$17,586	$21,583

6.	DEBT

Indebtedness. At December 31, 2007, the Company’s indebtedness totaled $134.0 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.76%.

Convertible Notes Offering. On June 18, 2007, the Company issued $85.0 million principal amount of its 6.00% Convertible Senior Subordinated Notes due 2012 (the “Notes”) through an underwritten public offering. The Company used a portion of net proceeds of $82.1 million from the sale of the Notes to repay in full $24.0 million principal amount of its 8.32% senior secured notes due July 19, 2009 and $45.7 million principal amount of borrowings outstanding under its revolving credit facility. The Company paid a prepayment penalty of $0.6 million in connection with the retirement of the senior secured notes. On July 12, 2007, the underwriters of the Notes offering exercised their over-allotment option to purchase an additional $12.5 million principal amount of Notes. The Company received net proceeds of $12.1 million from the sale of the additional Notes, which it issued on July 17, 2007.

Holders may convert the Notes into the Company’s common stock at their option before the close of business on any business day prior to April 1, 2012 only under the following circumstances:

•

during any fiscal quarter of the Company commencing after September 30, 2007, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•

during the five business-day period after any ten consecutive trading-day period in which the trading price per Note for each day of that measurement period is less than 98% of the product of the last reported sale price of the common stock and the applicable Note conversion rate on each such day; or

•	upon the occurrence of specified corporate events.

On and after April 1, 2012, until the close of business on the third business day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances.

Upon conversion of any Notes, the Company will pay cash up to the principal amount of the Notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount of such Notes based on a 40 trading-day observation period. The conversion rate will be 45.9116 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $21.78 per share of common stock. The conversion rate will be subject to adjustment in some events. In addition, following specified corporate transactions that occur before the maturity date, the conversion rate will be increased for a holder who elects to convert the holder’s Notes in connection with such a corporate transaction in certain circumstances. Shares issued as a result of the conversion of any Notes would have a dilutive effect on earnings per share.

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

Amendments to Debt Agreements. On March 16, 2007, the Company secured its obligations under its credit agreement with Branch Banking and Trust Company (“BB&T”) with a lien on the Company’s accounts receivable and inventory.

Effective on June 18, 2007, in connection with its offering of the Notes, the Company entered into amendments to its credit agreement with BB&T and its reimbursement and credit agreement (“reimbursement agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”) relating to the outstanding bonds issued in December 2004 by a Mississippi public corporation to finance specified costs relating to solid waste disposal facilities used in connection with the Company’s manufacturing plant in Olive Branch, Mississippi. BB&T has extended a senior secured revolving credit facility and some real estate loans to the Company under the credit agreement. The operating and financial covenants applicable to the Company under the credit agreement and the reimbursement agreement are substantially identical. Among other things, the amendments to the agreements as of June 18, 2007 extended the maturity of the revolving credit facility to June 30, 2010, reset the maximum revolving commitment amount under the credit facility, and amended various financial covenants under the agreements. Concurrently with the effectiveness of foregoing amendments, the Company executed three promissory notes to BB&T under the credit agreement secured by real property of the Company in the aggregate principal amount of approximately $6.7 million to extend the maturity of the underlying indebtedness.

As of September 30, 2007, the Company was not in compliance with covenants under the credit agreement and the reimbursement agreement requiring the Company not to exceed a maximum prescribed ratio of consolidated debt to consolidated EBITDA and to maintain a minimum ratio of consolidated EBITDA to fixed charges, as those ratios are defined for purposes of the agreements. On November 5, 2007, effective as of September 30, 2007, BB&T and JPMorgan waived the Company’s noncompliance with these covenants solely in respect of its noncompliance as of the September 30, 2007 measurement date. As a condition of the limited waivers, the Company granted JPMorgan on November 20, 2007, effective as of September 30, 2007, a second-priority lien on the Company’s accounts receivable and inventory that secured the Company’s obligations under the credit agreement and a first-priority lien on all fixtures and personality at the Company’s Olive Branch, Mississippi facility which were not then subject to liens. As of September 30, 2007, the Company also was not in compliance with the covenant in its loan agreement with Bank of America, N.A. with respect to its fixed charge coverage ratio (as defined for purposes of that agreement). On November 6, 2007, Bank of America, N.A. waived the Company’s noncompliance with this covenant for the measurement period ended September 30, 2007.

Effective as of December 31, 2007, the Company obtained amendments to some of the financial covenants under the credit agreement and reimbursement agreement to facilitate compliance with those covenants as of

December 31, 2007 and future measurement dates. Among other things, the amendments amended the following financial covenants the Company was required to observe under agreements, so that:

•

the Company’s senior debt ratio, or ratio of consolidated senior debt to consolidated EBITDA (as defined for purposes of the agreements), could not be greater than (a) 9.0 to 1 for the period commencing October 1, 2007 to and including December 31, 2007, (b) 11.0 to 1 for the period commencing on January 1, 2008 to and including March 31, 2008, and (c) thereafter (A) 2.5 to 1 for any measurement period ending June 30 or September 30, and (B) 3.0 to 1 for any measurement period ending December 31 or March 31; and

•

the Company’s fixed charge coverage ratio, or ratio of consolidated EBITDA to fixed charges (as defined for purposes of the agreements), could not be less than (a) 1.0 to 1 for any measurement period through March 31, 2008, and (b) 1.4 to 1 for any measurement period thereafter.

The amendments also increased the highest potential interest rate margin on credit facility loans by 75 basis points (or up to 3.75% in the case of real estate term loans and 3.5% in the case of revolving loans) for so long as the Company’s senior debt ratio was equal to or greater than 4.0 to 1.

As of December 31, 2007, the Company was not in compliance with the amended fixed charge coverage ratio covenant under the credit agreement and the reimbursement agreement and with covenants under the agreements requiring the Company not to exceed a prescribed ratio of total consolidated debt to total consolidated capitalization, and to maintain a minimum consolidated tangible net worth, as those financial measures are defined for purposes of the agreements. On March 6, 2008, effective as of December 31, 2007, BB&T and JPMorgan waived the Company’s noncompliance with these covenants as of the December 31, 2007 measurement date and entered into amendments to the credit agreement and the reimbursement agreement. Among other things, the amendments amended the following financial covenants the Company is required to observe under agreements, so that:

•

the Company’s ratio of total consolidated debt to total consolidated capitalization (as defined for purposes of the agreements) may not be greater than (a) 70% for the period commencing January 1, 2008 to and including March 31, 2008, (b) 62.5% for the period commencing April 1, 2008 to and including June 30, 2008, (c) 60% for the period commencing July 1, 2008 to and including September 30, 2008, (d) 65% for the period commencing October 1, 2008 to and including December 31, 2008, (e) 60% for the period commencing January 1, 2009 to and including March 31, 2009, and (c) thereafter (A) 50% for each period commencing April 1 of a calendar year to and including September 30 of such calendar year, and (B) 60% for each period commencing October 1 of a calendar year to and including March 31 of the immediately succeeding calendar year;

•

the Company’s fixed charge coverage ratio may not be less than (a) 0.75 to 1 for the one-quarter period ending on March 31, 2008, (b) 0.85 to 1 for the two-quarter period ending on June 30, 2008, (c) 1.0 to 1 for the three-quarter period ending on September 30, 2008, (d) 0.60 to 1 for the four-quarter period ending on December 31, 2008, and (e) 1.40 to 1 for the four-quarter period ending on each fiscal quarter thereafter;

•

the Company’s consolidated tangible net worth (as defined for purposes of the agreements) may not be less than the sum of (a) $85 million, (b) 100% of the net proceeds of all stock issued after January 1, 2008, plus (c) 50% of consolidated net income after December 31, 2007 (taken as one accounting period), but excluding from such calculation of consolidated net income for purposes of (c) any quarter in which consolidated net income is negative; and

•

The Company will not be required to comply with the senior debt ratio covenant for any measurement period during 2008, and, effective January 1, 2009, the senior debt ratio may not be greater than (a) 2.5 to 1 for any measurement period ending June 30 or September 30, and (b) 3.0 to 1 for any measurement period ending December 31 or March 31.

The amendment to the reimbursement agreement increased the letter of credit facility fee from a range of 65 to 100 basis points, which was based on the ratio of consolidated senior debt to consolidated EBITDA, to 150 basis points of the stated amount of the letter of credit.

As of December 31, 2007, the Company was not in compliance with the fixed charge coverage ratio covenant under its real estate loan agreement with Bank of America, N.A. Such noncompliance constituted an event of default under the agreement. On March 14, 2008, effective as of December 31, 2007, the Company entered into an amendment to the agreement under which;

•	the Company was granted a waiver with respect to its noncompliance with the applicable financial covenants as of the December 31, 2007 measurement date;

•	effective as of January 1, 2008, the Company will not be required to meet a ratio of total consolidated debt to total consolidated capitalization; and;

•

the Company’s fixed charge coverage ratio (as defined for purposes of the agreement) may not be less than 2.50 to 1 for the one-quarter period ending on March 31, 2008, the two-quarter period ending on June 30, 2008, the three-quarter period ending on September 30, 2008, and the four-quarter period ending on December 31, 2008 and at the end of each fiscal quarter thereafter.

The amendment to the agreement increased the interest rate margin on the real estate note by 100 basis points from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

If the Company is unable to maintain compliance with the foregoing financial covenants and other provisions of its debt agreements, whether in accordance with their existing terms or as they may be amended, the Company’s lenders would have the right to enforce their claims against the Company to the extent provided by the agreements and applicable law. In such an event, the lenders could accelerate the maturity of the Company’s indebtedness under the agreements, which could cause an acceleration of the maturity of the Notes under cross-default provisions. Upon any such acceleration, if the Company were unable to restructure or refinance such indebtedness or to negotiate forbearance or other arrangements with its lenders restricting the enforcement of remedies, the lenders would have the right to proceed against any collateral securing the indebtedness, as well as against other assets of the Company.

Revolving Credit Facility. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At December 31, 2007, there were no borrowings outstanding under the revolving credit facility and the borrowing base totaled approximately $52.6 million.

Long-Term Debt. Long-term debt consists of the following as of December 31 (in thousands):

	2006	2007
Real estate loan, due June 30, 2011	$2,171	$1,910
Real estate loan, due June 30, 2011	616	546
Real estate loan, due June 30, 2011	4,269	3,917
Real estate loan, due September 30, 2014	4,449	4,055
Senior notes	24,000	—
Convertible notes	—	97,500
Promissory note	25,000	25,000

Total long-term debt	60,505	132,928
Less current portion	(9,115)	(1,198)

Long-term debt less current portion	$51,390	$131,730

Future debt maturities are as follows (in thousands):

Years ending December 31,
2008	$1,198
2009	1,293
2010	1,405
2011	4,581
2012	98,138
Thereafter	26,313

Total long-term debt	$132,928

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans. At December 31, 2007, the fair value of the debt-related derivatives was $1.0 million and was classified as a long-term liability in the accompanying consolidated balance sheets.

During the years ended December 31, 2005, 2006 and 2007, the Company capitalized approximately $2.2 million, $1.8 million and $1.0 million of interest, respectively.

Interest Rate Swaps

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate real estate loans. At December 31, 2007, the Company had limited its interest rate exposure at an annual effective rate of 9.00% on the principal amount of real estate loans, which totaled $10.4 million. The agreements effectively entitle the Company to receive from (pay to) the bank the amount, if any, by which the Company’s interest payments on its $1.9 million, $0.5 million, $4.1 million and $3.9 million LIBOR-based floating-rate real estate loans exceed (fall below) 9.12%, 8.80%, 7.90% and 10.10%, respectively, based on the credit spread in effect at December 31, 2007. The interest rate swaps related to the real estate loans qualify as derivative instruments under SFAS No. 133 and are recorded at their fair value in the accompanying consolidated balance sheets. As permitted by SFAS No. 133, the Company has designated the interest rate swaps related to the real estate loans as cash flow hedges of a future transaction and initially records the related gains or losses, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The gains and losses are subsequently reclassified into “Interest expense, net” in the accompanying consolidated statements of operations when the gain or loss from the forecasted transaction, the interest expense on the real estate loans, occurs. At December 31, 2007, $0.6 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects that the amount to be reclassified into income over the next twelve months will not be material.

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on a portion of its $25.0 million variable-rate promissory note. At December 31, 2007, the Company had fixed its interest rate exposure at an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount of its $25.0 million promissory note, and at an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount of such promissory note. The interest rate swaps related to the promissory note qualify as derivative instruments under SFAS No. 133 and are recorded at their fair value in the accompanying consolidated balance sheets. In accordance with SFAS No. 133, changes in the fair value of the interest rate swaps related to the promissory note are recorded as unrealized gains or losses in “Interest expense, net” in the accompanying consolidated statements of operations for the period they occur. During the year ended December 31, 2007, the Company recorded $0.5 million of unrealized losses in income as a result in changes to the fair value of the interest rate swaps related to the promissory note.

7.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2005	2006	2007
Numerator:
Net income (loss)	$2,251	$2,343	$(75,912)

Denominator:
Basic weighted average shares outstanding	14,769,799	14,829,832	14,884,174
Effect of dilutive securities:
Stock options	50,532	21,529	—
Restricted stock	59,330	41,605	—

Diluted weighted average shares outstanding	14,879,661	14,892,966	14,884,174

Basic earnings (loss) per share	$0.15	$0.16	$(5.10)

Diluted earnings (loss) per share	$0.15	$0.16	$(5.10)

8.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under that transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its shareholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000 shares. For the years ended December 31, 2006 and 2007, SFAS 123(R) compensation expense related to awards under the 2005 Plan was $2.1 million and $3.6 million, respectively. This expense was included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

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

As of December 31, 2007, there was $1.5 million of unrecognized compensation cost related to stock options and SARs expected to be recognized over a weighted-average period of approximately 1.8 years. The total fair value of stock options vested during the years ended December 31, 2005, 2006 and 2007 was $6.8 million, $0.3 million and $0.1 million, respectively. In the years ended December 31, 2006 and 2007, as a result of the excess tax effects of stock-based compensation, the Company reflected cash in-flows of $51 thousand and cash out-flows of $19 thousand, respectively, in the accompanying consolidated statements of cash flows. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For stock options and SARs issued in the years ended December 31, 2006 and 2007, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2006	2007
Dividend yield	0%	0%
Average risk-free interest rate	4.4 - 5.1%	4.7%
Expected term (years)	5	5
Volatility	40 - 41%	41.4%

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

Expected Term. The expected term is the period of time that the options granted are expected to remain unexercised. Options granted during the year ended December 31, 2007 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the option.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of stock options and SARs granted during the year ended December 31, 2007 was $10.57.

Stock option activity under the 2005 Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2007
Outstanding at December 31, 2005	718,762	$34.98
Granted	679	$28.80
Exercised	(1,374)	$19.19
Canceled	(130,661)	$34.15

Outstanding at December 31, 2006	587,406	$35.19	6.4
Granted	—	$—
Exercised	(1,733)	$22.59
Canceled	(60,221)	$36.64

Outstanding at December 31, 2007	525,452	$35.10	5.2	$—
Vested and expected to vest at December 31, 2007	525,452	$35.10	5.2	$—
Exercisable at December 31, 2007	525,452	$35.10	5.2	$—

At December 31, 2007, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 - 19.99	21,372	$17.66	3.4	21,372	$17.66
20.00 - 29.99	180,068	$24.78	3.6	180,068	$24.78
30.00 - 39.99	165,962	$36.69	5.4	165,962	$36.69
40.00 and over	158,050	$47.56	7.1	158,050	$47.56

Total	525,452	$35.10	5.2	525,452	$35.10

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2005	—	$—
Granted	300,360	$24.21
Canceled	—	$—
Vested and expected to vest at December 31, 2006	243,760	$23.42
Exercisable at December 31, 2006	14,625	$24.67
Outstanding at December 31, 2006	300,360	$24.21
Granted	209,665	$24.42
Canceled	(37,499)	$24.79
Outstanding at December 31, 2007	472,526	$24.26
Vested and expected to vest at December 31, 2007	403,513	$24.21
Exercisable at December 31, 2007	134,571	$23.01

Performance Share Awards

In the years ended December 31, 2005 and December 31, 2006, the Company granted performance share awards (“PSAs”) to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a right to receive shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

Prior to January 1, 2006, PSAs were accounted for under APB 25 by charging a portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the date of grant. At December 31, 2007, there were 106,641 performance share awards outstanding with a weighted-average grant fair value of $29.56 per share. As a result of Company performance, no compensation expense was recognized related to PSAs during the years ended December 31, 2006 and 2007.

Performance share awards activity under the 2005 Plan is as follows:

	Performance Share Awards	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2005	33,874	$46.71
Granted	101,830	$24.51
Forfeited	(11,000)	$26.53
Nonvested at December 31, 2006	124,704	$30.36
Granted	7,213	$25.37
Forfeited	(25,276)	$32.25
Nonvested at December 31, 2007	106,641	$29.56

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. In the years ended December 31, 2005, 2006 and 2007, 18,944, 20,000 and 188,331 restricted shares were granted at $46.15, $26.65 and $23.44 per share, respectively. In the years ended December 31, 2005, 2006 and 2007, $0.9 million, $0.6 million and $1.4 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2007, there was $2.4 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 2.2 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2005	90,948	$26.46
Granted	20,000	$26.65
Vested	(44,427)	$26.00
Forfeited	(210)	$46.15

Nonvested at December 31, 2006	66,311	$26.77
Granted	188,331	$23.44
Vested	(49,767)	$24.07
Forfeited	(27,738)	$23.90

Nonvested at December 31, 2007	177,137	$24.03

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2007, employees had purchased approximately 104,628 shares under the plan. In the years ended December 31, 2005, 2006 and 2007, compensation expense of $37.1 thousand, $67.5 thousand and $49.2 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

9.	LEASES

The Company leases office space (also see Note 12), storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	$6,304
2009	5,166
2010	5,026
2011	4,160
2012	3,894
Thereafter	19,967

Total minimum lease payments……………………………………………………	$44,517

For the years ended December 31, 2005, 2006 and 2007, the Company recognized rental expenses of approximately $8.3 million, $13.7 million and $12.2 million, respectively.

10.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans cover substantially all of the Company’s full-time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. The Company’s contributions totaled $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2005, 2006 and 2007, respectively, for the 401(k) Profit Sharing Plan and $1.0 million, $1.3 million and $1.3 million for the years ended December 31, 2005, 2006 and 2007, respectively, for the Money Purchase Pension Plan.

11.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Federal income tax provision (benefit)
Current	$634	$—	$(1,617)
Deferred	(263)	803	(10,906)
State income tax provision (benefit)
Current	(1,070)	242	(88)
Deferred	(1,320)	(337)	(488)

Total provision (benefit)	$(2,019)	$708	$(13,099)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
U.S. federal statutory taxes	$81	$1,037	$(30,264)
State and local taxes, net of U.S. federal benefit	(709)	80	(2,640)
State tax credits	(2,571)	(1,129)	(637)
Research and development credits	(204)	(201)	(189)
Non-deductible expenses	108	94	125
Change in deferred state rate	—	—	549
Increase in valuation allowance	1,354	875	19,405
Other	(78)	(48)	552

Total provision (benefit)	$(2,019)	$708	$(13,099)

Deferred tax assets and liabilities as of December 31, 2006 and 2007 consist of the following (in thousands):

	As of December 31,
	2006	2007
Deferred tax assets:
Inventories	$2,677	$2,452
Stock-based compensation	864	1,795
Warranty reserve	2,346	15,190
Net operating losses	—	13,526
Accruals not currently deductible and other	—	5,526
State tax credit carryforwards	3,700	4,337
Valuation allowance	(2,229)	(21,634)

Total deferred tax assets	$7,358	$21,192
Deferred tax liabilities:
Depreciation and other	$(21,395)	$(20,948)

Net deferred tax asset (liability)	$(14,037)	$244

The valuation allowance as of December 31, 2007 of $21.6 million is primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2007, management determined that it is more likely than not that its excess deferred tax assets will not be realized. The Company’s future realization of its excess deferred tax assets ultimately depends on the existence of sufficient taxable income in the carryforward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its excess deferred tax assets.

The Company operates in multiple tax jurisdictions and its tax returns are subject to audit by various taxing authorities. The Company believes that adequate provisions have been made for all tax returns subject to audit.

The Company adopted FIN 48 on January 1, 2007 (see Note 2). As a result of the implementation of FIN 48, the Company recognized a charge of $2.7 million to the January 1, 2007 “Retained earnings” balance in the accompanying consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits balance at January 1, 2007	$2,929
Gross increases for tax positions of prior years	1,479
Gross decreases for tax positions of prior years	(545)
Settlements	—
Lapse of statute of limitations	(243)

Unrecognized tax benefits balance at December 31, 2007	$3,620

The increase in liabilities for unrecognized benefits from $2.9 million to $3.6 million is due to the availability of additional information related to the initial FIN 48 reserve adoption, offset by the reduction of liabilities in which the statute expired or amended returns were filed. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, 2006 and 2007, which are the tax years that remain subject to examination by federal and certain state tax jurisdictions as of December 31, 2007.

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rates were $1.6 million and $2.4 million at January 1, 2007 and December 31, 2007, respectively.

As of January 1, 2007 and December 31, 2007, the Company had approximately $0.7 million and $1.4 million, respectively, of accrued interest related to uncertain tax positions. Interest and penalties, if incurred, are recognized as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. As of January 1, 2007 as well as December 31, 2007, the Company had approximately $0.8 million of accrued penalty expenses.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the year ending December 31, 2008. The possible decrease could result from the closing of the statutes for federal tax purposes in some taxing jurisdictions and would be approximately $0.6 million.

12.	COMMITMENTS AND CONTINGENCIES

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

On October 16, 2006, Ron Nystrom commenced another lawsuit against the Company, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced after the commencement of the first action infringe his patent referred to above. On April 10, 2007, Mr. Nystrom made a motion to amend his complaint to allege also that the Company’s Contours® product infringes a second patent owned by him. The Company believes that the claims in the original complaint and the amended complaint are without merit, and, in addition, are barred by the judgment and patent claim construction in the preceding action.

The Company has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2007, the Company purchased approximately one-third of its waste wood fiber requirements and approximately two-thirds of its PE material requirements under purchase orders, which do not involve long-term supply commitments. The Company is also a party to supply contracts that require it to purchase waste wood fiber and PE material for terms that range from one to eight years. The prices under these contracts are generally reset annually. The waste wood fiber and PE material supply contracts have not had a material adverse effect on the Company’s business.

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

During the years ended December 31, 2005, 2006 and 2007, the amounts that the Company has been obligated to purchase under waste wood and PE material supply contracts generally have been less than the amounts of these materials needed for production. During the year ended December 31, 2007, the Company’s total commitments for waste wood for one of its facilities exceeded its requirements. The Company sold the excess material to third parties at a loss that was not material. To meet all of its production requirements, the Company obtained additional PE material and waste wood fiber materials under purchase orders.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in July 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 80,071 square feet during 2012 through the end of the lease term. As of January 10, 2008, the Company had executed subleases for the entire 55,047 square feet it currently leases. The duration of the subleases, all of which include options to renew, vary from five to seven years. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended December 31, 2007, the Company executed subleases with slightly different terms from those previously used to estimate future sublease receipts. As a result, the Company recorded an additional charge of $0.1 million.

To estimate future sublease receipts for the periods beyond the term of the existing subleases and for the additional space the Company is obligated to lease, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the delivery of a significant amount of new office space or poor economic conditions could have a negative effect on vacancy rates and rental rates in the area. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in additional charges to selling, general and administrative expenses in future periods.

As of December 31, 2007, the minimum payments remaining under the Company’s lease over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $1.5 million, $1.6 million, $1.6 million, $1.6 million and $2.0 million, respectively, and $16.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $1.3 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $2.3 million thereafter. The following table provides information about the Company’s liability under the lease (in thousands):

	2006	2007
Balance as of January 1,	$—	$1,765
Less: cash payments	(744)	(1,392)
Accretion of discount	—	110
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	2,509	442

Balance as of December 31,	$1,765	$925

Product Warranty

Under the Company’s limited warranty with consumers, the Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price, in either case without any payment for labor to replace the defective product or freight. The Company may voluntarily replace a product or refund a portion of the purchase price to consumers as a matter of consumer relations, even though the Company does not have a legal obligation to do so. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates on a quarterly basis based on the differences between actual experience and historical estimates.

During 2005, the Company began receiving claims related to the replacement of Trex product that exhibited surface defects. Initial analysis of the available data indicated that the product failure was confined to material produced in 2003 at the Nevada manufacturing facility and that the “incubation” period, or the period between deck installation and appearance of the defect and related submission of a claim, was approximately two years. Based on these factors, the Company concluded that substantially all of the costs related to the defective material had been recognized and estimated that the future costs related to the defect were immaterial. During late 2006 and into mid-2007, the Company began receiving claims that indicated that the product failure was not limited to 2003 production. Throughout this period, management initiated efforts to investigate the source of the problem and identify the affected production and implemented progressive improvements to the manufacturing process at the Nevada facility to stem the continued production of defective material. During the three months ended June 30, 2007, the Company concluded that product failures extended to include 2004 production from the Nevada facility and increased its warranty reserve accordingly.

During the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to the defect that indicated that product failures extended beyond 2004 production from the Nevada facility and that the rate of failure was greater than previously estimated. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The decks affected by the defects are subject to deterioration between two and three years after installation. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. To estimate the reserve, the Company primarily relies on information obtained from consumers through the claims process to determine the volume of product susceptible to defect and the rate of failure. Management also continually reevaluates its practices regarding discretionary payments made to consumers for installation labor costs for which the Company is not obligated to pay under the provisions of the Company’s limited warranty. Although the Company adjusted the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2006	2007
Beginning balance, January 1	$—	$2,467
Provision for estimated warranties	12,268	65,496
Settlements made during the period	(9,801)	(27,978)

Ending balance, December 31	$2,467	$39,985

13.	RELATED PARTY TRANSACTIONS

Anthony J. Cavanna retired as Chief Executive Officer of the Company effective August 15, 2007. Effective September 10, 2007, Mr. Cavanna was appointed as the interim Chief Financial Officer of the Company following the resignation of the former Senior Vice President and Chief Financial Officer. In connection with Mr. Cavanna’s service as interim Chief Financial Officer, the Company and Mr. Cavanna entered into a consulting agreement which will remain in effect until terminated by either the Company or Mr. Cavanna on seven days’ prior written notice. Pursuant to this agreement, Mr. Cavanna will receive consulting fees of $23,000 per calendar month, prorated for any partial months of service, and will be reimbursed for reasonable business travel expenses incurred in connection with his performance of services under the agreement.

14.	RESTRUCTURING CHARGES

On September 10, 2007, the Company’s Board of Directors approved a plan intended to reduce operating costs and improve the efficiency of the Company’s manufacturing operations. Pursuant to the plan, the Company suspended operations at its manufacturing facility in Olive Branch, Mississippi for an indeterminate period and consolidated all manufacturing operations into its other two plants, which are located in Winchester, Virginia and Fernley, Nevada.

In connection with the plan, the Company recognized $3.3 million of expenses in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the year ended December 31, 2007. The $3.3 million of expenses was comprised of $1.0 million of personnel-related costs and $1.9 million of facility-related and other costs, both of which were cash charges, and $0.4 million of contract termination costs related to the Company’s cease-use of an inventory warehouse.

As of December 31, 2007, the net book value of the property, plant and equipment located at the Olive Branch facility was $46.1 million. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluated the $46.1 million of assets and determined that no impairment exists. The Company will continue to evaluate the assets for impairment as required by SFAS No. 144. Changes to key management assumptions, including the planned future use of the facility, or changes in the expected cash flows generated from the facility, could result in an impairment charge in future periods.

15.	SUBSEQUENT EVENTS

On February 21, 2008, the Company reduced its workforce by approximately 30 salaried employees in marketing, information technology, engineering, research and development, human resources, materials purchasing, manufacturing and distribution functions. The workforce reduction affected salaried employees at the Company’s corporate headquarters, research and development facility and Fernley, Nevada and Winchester, Virginia manufacturing plants. The Company will record an estimated $0.5 million charge for severance compensation in the three months ending March 31, 2008.

16.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2006	June 30 2006	September 30 2006	December 31 2006	March 31, 2007	June 30 2007	September 30 2007	December 31 2007
	(In thousands, except per share data)
Net sales	105,297	121,454	78,098	32,107	115,913	118,779	63,971	30,289
Gross profit (loss)	25,175	35,764	22,982	(4,636)	24,629	29,164	(9,660)	(4,710)
Net income (loss)	4,065	7,490	4,579	(13,791)	3,725	2,588	(41,227)	(40,998)
Basic net income (loss) per share	$0.27	$0.50	$0.31	$(0.93)	$0.25	$0.17	$(2.77)	$(2.75)
Diluted net income (loss) per share	$0.27	$0.50	$0.31	$(0.93)	$0.25	$0.17	$(2.77)	$(2.75)

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

Trex Company, Inc.

Date: March 17, 2008	By:	/S/ RONALD W. KAPLAN
Ronald W. Kaplan President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 17, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RONALD W. KAPLAN Ronald W. Kaplan	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ ANDREW U. FERRARI Andrew U. Ferrari	Director

/S/ ANTHONY J. CAVANNA Anthony J. Cavanna	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ WILLIAM F. ANDREWS William F. Andrews	Director

/S/ PAUL A. BRUNNER Paul A. Brunner	Director

/S/ JAY M. GATZ Jay M. Gatz	Director

/S/ FRANK MERLOTTI, JR. Frank Merlotti, Jr.	Director

/S/ WILLIAM H. MARTIN William H. Martin	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 27, 2007 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Non-Employee Director Compensation. Filed herewith.

10.2	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.3	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 and incorporated herein by reference.

10.4	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.11	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.12	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.13	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.17	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.18	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.19	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.20	Form of Distributor Agreement of TREX Company, LLC. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.21	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.22	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.23	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

Exhibit Number	Exhibit Description
10.24	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.25	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.26	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed herewith.

10.27	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.28	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.29	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.30	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.31	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.32	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.33	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.34	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.35	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.36	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.37	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.38	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.39	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.40	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.41	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.42	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.43	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.44	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.45	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.46	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.47	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.48	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.49	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.50	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.51	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.52	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed herewith.

10.53	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

