Form 10-Q
period 2008-03-31
TREX CO INC
filed 2008-05-09
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 30, 2008 was 15,182,804 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66	$66
Accounts receivable, net	6,588	63,228
Inventories	92,569	66,092
Prepaid expenses and other assets	2,617	2,629
Income taxes receivable	2,376	2,373
Deferred income taxes	16,007	16,007

Total current assets	120,223	150,395
Property, plant, and equipment, net	193,944	190,504
Goodwill	6,837	6,837
Other assets	7,722	8,502

Total assets	$328,726	$356,238

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,776	$21,995
Accrued expenses	21,583	23,426
Accrued warranty	21,084	21,084
Line of credit	—	21,765
Current portion of long-term debt	1,198	1,181

Total current liabilities	63,641	89,451
Deferred income taxes	15,763	15,719
Accrued taxes	3,620	3,620
Non-current accrued warranty	18,901	11,329
Debt-related derivatives	1,044	1,607
Long-term debt	131,730	131,454

Total liabilities	234,699	253,180

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,076,738 and 15,173,744 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	151	153
Additional paid in capital	66,523	66,723
Accumulated other comprehensive loss	(557)	(631)
Retained earnings	27,910	36,813

Total stockholders’ equity	94,027	103,058

Total liabilities and stockholders’ equity	$328,726	$356,238

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2008
Net sales	$115,913	$119,529
Cost of sales	91,284	86,665

Gross profit	24,629	32,864
Selling, general and administrative expenses	17,039	20,896

Income from operations	7,590	11,968
Interest expense, net	1,694	2,978

Income before income taxes	5,896	8,990
Provision for income taxes	2,171	86

Net income	$3,725	$8,904

Basic earnings per common share	$0.25	$0.60

Basic weighted average common shares outstanding	14,856,315	14,936,235

Diluted earnings per common share	$0.25	$0.60

Diluted weighted average common shares outstanding	14,898,851	14,955,837

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2008
Operating Activities
Net income	$3,725	$8,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,132	6,870
Equity method income	(93)	(17)
Derivatives	(279)	444
Deferred income taxes	171	—
Accrued taxes	123	—
Stock-based compensation	951	215
Loss on disposal of property, plant and equipment	—	28
Other non-cash income	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(52,575)	(56,640)
Inventories	20,652	26,477
Prepaid expenses and other assets	591	(88)
Accounts payable	(2,795)	2,219
Accrued expenses	71	(5,814)
Income taxes receivable	1,637	89

Net cash used in operating activities	(22,704)	(17,313)

Investing Activities
Notes receivable	—	(750)
Expenditures for property, plant and equipment	(10,767)	(3,221)

Net cash used in investing activities	(10,767)	(3,971)

Financing Activities
Financing costs	—	(174)
Principal payments under mortgages and notes	(274)	(293)
Borrowings under line of credit	54,070	36,402
Principal payments under line of credit	(19,816)	(14,637)
Repurchases of common stock	(377)	(74)
Proceeds from employee stock purchase and option plans	108	60
Tax effect of stock-based compensation	(26)	—

Net cash provided by financing activities	33,685	21,284

Net increase in cash and cash equivalents	214	—
Cash and cash equivalents at beginning of period	672	66

Cash and cash equivalents at end of period	$886	$66

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$996	$3,551
Cash paid for income taxes, net	$307	$110

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2007 and 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2007 to conform to the presentation of the financial statements for the three months ended March 31, 2008.

3.	NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this standard effective January 1, 2008 with no impact on its results of operations and financial position. See Note 8 to the accompanying condensed consolidated financial statements for additional disclosure.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS No. 159 permits entities to choose to elect to measure eligible financial instruments at fair value, which provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. SFAS No. 159 applies to fiscal years beginning after November 15, 2007. The Company did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company’s results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is evaluating the effect that the adoption of SFAS No. 161 will have on its results of operations and financial position.

4.	COMPREHENSIVE INCOME

The Company’s comprehensive income was $3.5 million and $8.8 million for the three months ended March 31, 2007 and 2008, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2007	March 31, 2008
Finished goods	$72,916	$48,417
Raw materials	19,653	17,675

Total inventories	$92,569	$66,092

For the three months ended March 31, 2008, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a cost of $0.4 million during the three months ended March 31, 2008.

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2007	March 31, 2008
Accrued compensation and benefits	$5,157	$7,468
Accrued sales and marketing	3,615	4,805
Accrued interest	4,637	3,273
Accrued customer relations	1,844	1,477
Accrued rent obligations	1,996	1,431
Accrued manufacturing expenses	1,088	1,051
Accrued professional and legal services	564	905
Accrued freight	461	870
Other	2,221	2,146

Total accrued expenses	$21,583	$23,426

7.	DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2007	March 31, 2008
Real estate loan, due June 30, 2011	$1,910	$1,841
Real estate loan, due June 30, 2011	546	528
Real estate loan, due June 30, 2011	3,917	3,824
Real estate loan, due September 30, 2014	4,055	3,942
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

	132,928	132,635
Less current portion	(1,198)	(1,181)

Total long-term debt	$131,730	$131,454

The Company’s outstanding debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At March 31, 2008, under its revolving credit facility, the Company had outstanding borrowings of $21.8 million and available borrowing capacity of $48.2 million.

As of March 31, 2008 the Company was in compliance with all of the material covenants contained in its debt agreements.

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note. At March 31, 2008, the Company had limited its interest rate exposure on all of its $10.1 million real estate loans to an annual effective rate of approximately 9.8%. In addition, of its $25.0 million promissory note, the Company had limited its interest rate exposure to an annual effective rate of approximately 3.12% through January 2012 on $10.0 million of the principal amount and to an annual effective rate of approximately 2.95% through January 2010 on an additional $10.0 million of the principal amount.

8.	FAIR VALUE MEASUREMENT

The Company adopted SFAS 157 on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company’s adoption was limited to financial assets and liabilities, which primarily relate to derivative contracts.

SFAS 157 requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

•

Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life

•

Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2008 (in thousands):

	Total Fair Value Measurement March 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$1,607	$—	$1,607	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2007	2008
Numerator:
Net income available to common shareholders	$3,725	$8,904

Denominator:
Basic weighted average shares outstanding	14,856,315	14,936,235
Effect of dilutive securities: Stock options	16,393	—
Restricted stock	26,143	19,602

Diluted weighted average shares outstanding	14,898,851	14,955,837

Basic earnings per share	$0.25	$0.60

Diluted earnings per share	$0.25	$0.60

10.	STOCK-BASED COMPENSATION

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by its shareholders. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2008, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 2,150,000.

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the three months ended March 31, 2007 and 2008, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2007	2008
Weighted-average fair value of grants	$10.98	$3.67
Dividend yield	0%	0%
Average risk-free interest rate	4.7%	3.5%
Expected term (years)	5	5
Expected volatility	41%	44%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2008:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	275,136	$8.48
Restricted stock	159,091	$8.01

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2007 and 2008 (in millions):

	Three Months Ended March 31,
	2007	2008
Stock options and stock appreciation rights	$0.6	$(0.1)
Performance share awards and restricted stock	0.4	0.3

Total stock-based compensation	$1.0	$0.2

Total unrecognized compensation cost related to unvested stock options and stock awards as of March 31, 2007 and March 31, 2008 totaled $12.4 million and $7.1 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period.

11.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 1% and 37%, respectively, which resulted in a provision for income taxes of $86 thousand and $2.2 million, respectively. The lower effective tax rate in the three months ended March 31, 2008 was primarily related to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

During the three months ended March 31, 2008, the Company’s net deferred tax asset decreased. As a result, the Company recorded a corresponding decrease to its valuation allowance previously recorded against the net deferred tax asset. The decrease in the valuation allowance resulted in the recognition of a tax benefit that offset the tax expense recorded at the statutory rate and reduced the effective tax rate to approximately 1%.

In accordance with FIN 48, the Company recorded $0.2 million of accrued interest related to uncertain tax positions in the three months ended March 31, 2008. The Company recognizes accrued interest and penalties related to income tax matters in “Interest expense, net” and “Selling, general and administrative expenses,” respectively, in the accompanying consolidated statement of operations.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for federal tax purposes in some taxing jurisdictions and would be approximately $0.6 million.

12.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, principally due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

13.	COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of March 31, 2008, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $1.2 million, $1.6 million, $1.6 million, $1.6 million and $2.0 million, respectively, and $16.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $1.1 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $2.3 million thereafter. As previously reported, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2007	2008
Balance as of January 1,	$1,765	$925
Less: cash payments	(186)	(444)
Accretion of discount	29	17
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	—	—

Balance as of March 31,	$1,608	$498

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay.

During the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to Trex product that exhibited surface defects and which the Company has determined was produced at the Nevada manufacturing facility beginning in 2003. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2007	2008
Beginning balance, January 1	$2,467	$39,985
Provision for estimated warranties	3,838	—
Settlements made during the period	(3,776)	(7,571)

Ending balance, March 31	$2,529	$32,414

Legal Matters

The Company is involved in certain litigation as described in Note 12 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

14.	RELATED PARTY TRANSACTIONS

On September 10, 2007, Anthony J. Cavanna, then serving as Chairman of the Board, was appointed as the interim Chief Financial Officer of the Company. In connection with Mr. Cavanna’s service as interim Chief Financial Officer, the Company and Mr. Cavanna entered into a consulting agreement. Under the terms of the consulting agreement, which was terminated on March 17, 2008, Mr. Cavanna received consulting fees at the rate of $23,000 per calendar month, pro-rated for partial months of service.

On February 1, 2008, the Company entered into a consulting agreement with Harold F. Monahan, Executive Vice President, Materials and Engineering, whose last day of employment with the Company was March 10, 2008. Under the terms of the consulting agreement, Mr. Monahan will provide consulting services to the Company between March 11, 2008 and December 31, 2008 relating to manufacturing, engineering, and raw materials. For these services, the Company is paying Mr. Monahan approximately $10,000 per month, for five days of service each month. If Mr. Monahan works for less than five days in any calendar month, he will be obligated to make up such days in the following months, and if he works for more than five days (plus any days carried over from prior months) in any calendar month, he will be compensated at the rate of $2,000 per day.

15.	RESTRUCTURING CHARGES

On February 21, 2008, the Company reduced its workforce by approximately 30 salaried employees in marketing, information technology, engineering, research and development, human resources, materials purchasing, manufacturing and distribution functions. The workforce reduction affected salaried employees at the Company’s corporate headquarters, research and development facility and Fernley, Nevada and Winchester, Virginia manufacturing plants. The Company recorded an estimated $0.6 million charge for severance compensation, of which $0.4 million was paid in the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2007 filed with the Securities and Exchange Commission.

Overview

General. The Company manufactures wood/plastic composite products primarily for residential and commercial decking, railing and fencing applications. Trex Wood-Polymer ® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. The Company has approximately 700 employees throughout the United States with manufacturing facilities located in Olive Branch, Mississippi, Fernley, Nevada and Winchester, Virginia. In September 2007, the Company suspended operations at the Olive Branch facility for an indeterminate period and consolidated all of its manufacturing operations into the Winchester and Fernley sites.

The Company has five decking product lines: Trex Origins™; Trex Accents®; Trex Brasilia®; Trex Contours®; and Trex Escapes™, and two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing®. In 2006, the Company introduced a fencing product, Trex Seclusions®, in limited test markets. Sales of Trex Seclusions were not significant in the quarter ended March 31, 2008. The Company expects demand for Trex Seclusions to grow as fencing wholesalers and installers become more familiar with the product. In 2008, the Company introduced Trex Trim™, a cellular PVC outdoor trim product.

Nevada Facility Product Replacement and Warranty Reserve. The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay.

During the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to Trex product that exhibited surface defects and which the Company has determined was produced at the Nevada manufacturing facility beginning in 2003. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

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

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex. The Company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company has historically provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the Company, from time to time, may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, reclaimed polyethylene, or “PE material,” and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

Results of Operations

The following table shows, for the three months ended March 31, 2007 and 2008, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended March 31,
	2007	2008
Net sales	100.0%	100.0%
Cost of sales	78.8	72.5

Gross profit	21.2	27.5
Selling, general and administrative expenses	14.7	17.5

Income from operations	6.5	10.0
Interest expense, net	1.5	2.5

Income before taxes and extraordinary item	5.1	7.5
Provision for income taxes	1.9	0.1

Net income	3.2%	7.4%

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Net Sales. Net sales in the quarter ended March 31, 2008 (the “2008 quarter”) increased 3.1% to $119.5 million from $115.9 million in the quarter ended March 31, 2007 (the “2007 quarter”). The increase in net sales was attributable to an approximate 4.8% increase in revenue per product unit and lower product replacement expenses which was partially offset by a 3.1% reduction in sales volume as a result of a decrease in demand from dealers and distributors and increased sales discounts. The increase in revenue per product unit resulted from a price increase, effective January 2008, of approximately 7.0% and increased sales of higher unit priced products including Trex Escapes and Trex Trim, which are two new product offerings for 2008. The reduction in product replacement expenses was a result of recognizing no costs in net sales in the 2008 quarter related to Trex product that exhibited surface defects and was produced at the Nevada manufacturing facility compared to $1.8 million of charges recognized in net sales for such defects in the 2007 quarter. All cash payments for claims related to the aforementioned surface defects were recognized against the existing warranty reserve in the 2008 quarter. The favorable effect of the higher revenue per product unit and reduced product replacement costs was partially offset by an increase in the consumers’ utilization of incentives offered by the Company, primarily a 4.0% pricing discount and payment discounts under its early buy program. The Company has historically offered an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season and to better serve end users.

Gross Profit. Gross profit increased 33.4% to $32.9 million in the 2008 quarter from $24.6 million in the 2007 quarter. The increase was primarily attributable to increased revenue and lower unit manufacturing costs, which resulted principally from production efficiencies and cost containment. Gross profit as a percentage of net sales increased to 27.5% in the 2008 quarter from 21.2% in the 2007 quarter. Gross margin was positively affected by an increase in production rates and yields and cost reductions due to recent capital investments focused on manufacturing automation and standardization, which contributed to a 6.2% increase in gross margin. The effect of the 2008 price increase and sales mix of higher revenue per product unit resulted in an increase in gross margin in the 2008 quarter of approximately 3.7% from the 2007 quarter. The positive effect of the foregoing factors on gross margin in the 2008 quarter was offset, in part, by the negative impact on gross margin of 3.8% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.6% to $20.9 million in the 2008 quarter from $17.0 million in the 2007 quarter. The 2008 quarter contained aggregate charges of $4.9 million including $2.4 million of increased incentive compensation costs, $1.2 million of on-going costs related to the idle Olive Branch, Mississippi facility, $0.6 million of incremental legal fees principally related to defending a patent infringement lawsuit and $0.6 million of severance costs related to the workforce reduction as described in Note 15 in the accompanying notes to the condensed consolidated financial statements. The 2007 quarter contained an aggregate net reduction to selling, general and administrative expenses of $1.4 million from the Company’s receipt of $3.25 million in reimbursement of previously paid attorney fees under a settlement agreement with ExxonMobil, partially offset by $1.9 million of charges for product replacement costs for surface defects related to Trex product produced at the Nevada manufacturing facility. The Company recognized no costs in selling, general and administrative expenses in the 2008 quarter for product replacement costs related to Trex products that exhibited surface defects and was produced at the Nevada manufacturing facility compared to $1.9 million of charges recognized for such defects in selling, general and administrative expenses in the 2007 quarter. All cash payments for claims related to the aforementioned surface defects were recognized against the warranty reserve in the 2008 quarter. Excluding the aforementioned non-recurring charges, selling, general and administrative expenses decreased 12.8% to $16.0 million in the 2008 quarter compared to $18.4 million in the 2007 quarter. The lower selling, general and administrative expenses included a $1.3 million reduction in personnel related expenses, a $0.5 million reduction in branding expenses and a $0.2 million reduction in professional fees. As a percentage of net sales, total selling, general and administrative expenses increased to 17.5% in the 2008 quarter from 14.7% in the 2007 quarter.

Interest Expense. Net interest expense increased to $3.0 million in the 2008 quarter from $1.7 million in the 2007 quarter. The increase in net interest expense included a $0.8 million net increase in unrealized losses on debt-related derivatives and a $0.4 million reduction in capitalized interest due to lower capital expenditures in the 2008 quarter.

Provision for Income Taxes. The Company’s effective tax rate for the 2008 quarter and 2007 quarter was 1% and 37%, respectively, which resulted in a provision for income taxes of $86 thousand and $2.2 million, respectively. The lower effective tax rate in the 2008 quarter was primarily related to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At March 31, 2008, the Company had $66 thousand of cash and cash equivalents.

The Company believes that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet its other cash requirements and maintain compliance with the terms of its borrowing agreements for at least the next 12 months. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities.

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2008 quarter was $17.3 million compared to $22.7 million for the 2007 quarter. The Company generated operating cash flow before the change in working capital of $16.2 million in the 2008 quarter, compared to $9.7 million in the 2007 quarter. The increase is attributable to a net increase of $5.2 million in net income.

The Company’s cash used in investing activities totaled $4.0 million in the 2008 quarter, compared to cash used in investing activities of $10.8 million in the 2007 quarter. In the 2008 quarter, the Company applied its expenditures primarily to normal capital expenditures, consisting of plastic reprocessing and extrusion equipment.

The Company’s cash provided by financing activities was $21.3 million in the 2008 quarter compared to cash provided by financing activities of $33.7 million in the 2007 quarter. The Company’s net borrowings from its revolving credit facility were $21.8 million in the 2008 quarter compared to $34.3 million in the 2007 quarter. The use of these borrowings to meet cash requirements was necessitated by the extended customer payment terms offered as incentives to distributors.

Indebtedness. At March 31, 2008, the Company’s indebtedness totaled $156.0 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 6.10%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2008, under its revolving credit facility, the Company had $21.8 million of borrowings outstanding and $48.2 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2008, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2008 quarter totaling $3.2 million, primarily to purchase raw material reprocessing and extrusion equipment. The Company currently estimates that its capital requirements in 2008 will be between $10 and $15 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s 10-K for the year ended December 31, 2007, on October 16, 2006, Ron Nystrom commenced a lawsuit against the Company, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced after the commencement of the first action infringe his patent. Mr. Nystrom also alleges that the Company’s Contours® product infringes a second patent owned by him and that the Company is engaged in contributory infringement by recommending third party hidden fastening systems that infringe his patent. In January 2008, Mr. Nystrom added an additional allegation that the Company’s Trex HideawayTM hidden fastening system also infringes his patent. The Company believes that these claims are without merit, and, in addition, are barred by a prior judgment and patent claim construction.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended March 31, 2008:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2008 – January 31, 2008	5,519	$7.80	Not applicable	Not applicable
February 1, 2008 – February 29, 2008	3,560	7.31	Not applicable	Not applicable
March 1, 2008 – March 31, 2008	737	6.97	Not applicable	Not applicable

Quarter ended March 31, 2008	9,816	$7.56

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 9, 2008	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.