Form 10-Q
period 2008-06-30
TREX CO INC
filed 2008-08-06
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 21, 2008 was 15,356,884 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66	$17,675
Accounts receivable, net	6,588	35,364
Inventories	92,569	56,151
Prepaid expenses and other assets	2,617	3,156
Income taxes receivable	2,376	2,393
Deferred income taxes	16,007	16,007

Total current assets	120,223	130,746
Property, plant, and equipment, net	193,944	186,014
Goodwill	6,837	6,837
Other assets	7,722	8,394

Total assets	$328,726	$331,991

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,776	$14,898
Accrued expenses	21,583	24,605
Accrued warranty	21,084	12,726
Current portion of long-term debt	1,198	1,241

Total current liabilities	63,641	53,470
Deferred income taxes	15,763	15,794
Accrued taxes	3,620	3,620
Non-current accrued warranty	18,901	15,114
Debt-related derivatives	1,044	1,047
Long-term debt	131,730	131,096

Total liabilities	234,699	220,141

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,076,738 and 15,356,884 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	151	154
Additional paid in capital	66,523	67,498
Accumulated other comprehensive loss	(557)	(504)
Retained earnings	27,910	44,702

Total stockholders’ equity	94,027	111,850

Total liabilities and stockholders’ equity	$328,726	$331,991

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net sales	$118,779	$94,998	$234,692	$214,527
Cost of sales	89,615	66,881	180,899	153,546

Gross profit	29,164	28,117	53,793	60,981
Selling, general and administrative expenses	22,860	18,330	39,899	39,226

Income from operations	6,304	9,787	13,894	21,755
Interest expense, net	2,526	1,882	4,220	4,860

Income before income taxes	3,778	7,905	9,674	16,895
Provision for income taxes	1,190	17	3,361	103

Net income	$2,588	$7,888	$6,313	$16,792

Basic earnings per common share	$0.17	$0.53	$0.42	$1.12

Basic weighted average common shares outstanding	14,887,632	14,956,154	14,872,060	14,946,194

Diluted earnings per common share	$0.17	$0.52	$0.42	$1.12

Diluted weighted average common shares outstanding	14,916,648	15,044,943	14,917,496	15,001,972

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2008
Operating Activities
Net income	$6,313	$16,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,571	13,220
Equity method income	(216)	(149)
Derivatives	(461)	88
Deferred income taxes	208	—
Accrued taxes	212	—
Stock-based compensation	1,738	936
Loss on disposal of property, plant, and equipment	4	21
Changes in operating assets and liabilities:
Accounts receivable	(23,839)	(28,776)
Inventories	31,758	36,418
Prepaid expenses and other assets	(726)	(639)
Accounts payable	(16,200)	(4,878)
Accrued expenses	(2,092)	(9,279)
Income taxes receivable	2,696	138

Net cash provided by operating activities	9,966	23,892

Investing Activities
Note receivable, net	—	(723)
Expenditures for property, plant and equipment	(17,412)	(4,829)

Net cash used in investing activities	(17,412)	(5,552)

Financing Activities
Financing costs	(3,429)	(183)
Proceeds from sale of convertible senior subordinated notes	85,000	—
Principal payments under mortgages and notes	(24,515)	(591)
Borrowings under line of credit	86,120	44,178
Principal payments under line of credit	(130,252)	(44,178)
Repurchases of common stock	(377)	(74)
Proceeds from employee stock purchase and option plans	185	117
Tax effect of stock-based compensation	(21)	—

Net cash (used in) provided by financing activities	12,711	(731)

Net increase in cash and cash equivalents	5,265	17,609
Cash and cash equivalents at beginning of period	672	66

Cash and cash equivalents at end of period	$5,937	$17,675

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$4,218	$4,067
Cash paid (received) for income taxes, net	$307	$(45)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2007 and 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made in the presentation of the financial statements for the six months ended June 30, 2007 to conform to the presentation of the financial statements for the six months ended June 30, 2008.

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

The Company’s comprehensive income was $2.7 million and $8.0 million for the three months ended June 30, 2007 and 2008, respectively and $6.2 million and $16.8 million for the six months ended June 30, 2007 and 2008, respectively. Comprehensive income consists of net income and net unrealized gains and losses on interest-rate swap contracts.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2007	June 30, 2008
Finished goods	$72,916	$37,419
Raw materials	19,653	18,732

Total inventories	$92,569	$56,151

Inventory is stated at the lower of standard cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the three months ended June 30, 2008, management decided to reclaim certain finished goods inventories that did not meet company quality specifications. As a result, the Company recorded a $1.3 million charge to write down the affected inventory, which will be used in the Company’s manufacturing process in the future, to the weighted-average raw material costs.

For the three months and six months ended June 30, 2008, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.1 million and a cost $0.3 million during the three months and six months ended June 30, 2008, respectively.

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2007	June 30, 2008
Accrued compensation and benefits	$5,157	$8,349
Accrued sales and marketing	3,615	4,752
Accrued interest	4,637	4,708
Accrued rent obligations	1,996	2,055
Accrued manufacturing expenses	1,088	872
Accrued customer relations	1,844	835
Accrued freight	461	818
Accrued professional and legal services	564	175
Other	2,221	2,041

Total accrued expenses	$21,583	$24,605

7.	DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2007	June 30, 2008
Real estate loan, due June 30, 2011	$1,910	$1,771
Real estate loan, due June 30, 2011	546	509
Real estate loan, due June 30, 2011	3,917	3,827
Real estate loan, due September 30, 2014	4,055	3,730
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

	132,928	132,337
Less current portion	(1,198)	(1,241)

Total long-term debt	$131,730	$131,096

The Company’s debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At June 30, 2008, under its revolving credit facility, the Company had no outstanding borrowings and available borrowing capacity of $40.0 million.

As of June 30, 2008 the Company was in compliance with all of the material covenants contained in its debt agreements.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2008 (in thousands):

	Total Fair Value Measurement June 30, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$1,047	$—	$1,047	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:
Net income available to common shareholders	$2,588	$7,888	$6,313	$16,792

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Denominator:
Basic weighted average shares outstanding	14,887,632	14,956,154	14,872,060	14,946,194
Effect of dilutive securities: Stock options	7,331	1,259	11,978	1,100
Restricted stock	21,685	87,530	33,458	54,678

Diluted weighted average shares outstanding	14,916,648	15,044,943	14,917,496	15,001,972

Basic earnings per share	$0.17	$0.53	$0.42	$1.12

Diluted earnings per share	$0.17	$0.52	$0.42	$1.12

10.	STOCK-BASED COMPENSATION

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000 shares.

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the six months ended June 30, 2007 and 2008, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2007	2008
Weighted-average fair value grants	$10.97	$3.79
Dividend yield	0%	0%
Average risk-free interest rate	4.7%	2.9%
Expected term (years)	5	5
Expected volatility	41%	45%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2008:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	687,245	$8.87
Restricted stock	325,202	$8.59

The following table summarizes the Company’s stock-based compensation expense for the three months and six months ended June 30, 2007 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Stock options and stock appreciation rights	$0.4	$0.4	$0.9	$0.7
Performance share awards and restricted stock	0.4	0.3	0.8	0.2

Total stock-based compensation	$0.8	$0.7	$1.7	$0.9

Total unrecognized compensation cost related to unvested stock options and stock awards as of June 30, 2007 and June 30, 2008 totaled $11.5 million and $9.6 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period of 36 months from date of grant.

11.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2008 and 2007 was 0.6% and 34.7%, respectively, which resulted in a provision for income taxes of $0.1 million and $3.4 million, respectively. The lower effective tax rate in the six months ended June 30, 2008 was due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

During the six months ended June 30, 2008, the Company’s net deferred tax asset decreased. As a result, the Company recorded a corresponding decrease to its valuation allowance previously recorded against the net deferred tax asset. The decrease in the valuation allowance resulted in the recognition of a tax benefit that offset the tax expense recorded at the statutory rate and reduced the effective tax rate.

In accordance with FIN 48, the Company recorded $0.3 million of accrued interest related to uncertain tax positions in the six months ended June 30, 2008. The Company recognizes accrued interest and penalties related to income tax matters in “Interest expense, net” and “Selling, general and administrative expenses,” respectively, in the accompanying consolidated statement of operations.

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

13.	COMMITMENTS AND CONTINGENCIES Contract Termination Costs

As of June 30, 2008, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $0.8 million, $1.6 million, $1.6 million, $1.6 million and $2.0 million, respectively, and $16.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $0.7 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $2.3 million thereafter. During the three months ended June 30, 2008, the Company recorded a $0.4 million charge related to a change in the estimated future sublease cash flows. The Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2007	2008
Balance as of January 1,	$1,765	$925
Less: cash payments, net	(372)	(425)
Accretion of discount	56	27
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	248	391

Balance as of June 30,	$1,697	$918

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2007	2008
Beginning balance, January 1,	$2,467	$39,985
Provision for estimated warranties	10,009	—
Settlements made during the period	(9,724)	(12,145)

Ending balance, June 30,	$2,752	$27,840

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

On February 21, 2008, the Company reduced its workforce by approximately 30 salaried employees in marketing, information technology, engineering, research and development, human resources, materials purchasing, manufacturing and distribution functions. The workforce reduction affected salaried employees at the Company’s corporate headquarters, research and development facility and Fernley, Nevada and Winchester, Virginia manufacturing plants. During the three months ended March 31, 2008 the Company recorded an estimated $0.6 million charge for severance compensation, of which $0.4 million was paid in the three months ended March 31, 2008, with the remaining balance of $0.2 million paid in the three months ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2007 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Overview

General. The Company manufactures wood/plastic composite products primarily for residential and commercial decking, railing and fencing applications. Trex Wood Polymer ® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene. The Company has approximately 700 employees throughout the United States with manufacturing facilities located in Olive Branch, Mississippi, Fernley, Nevada and Winchester, Virginia. In September 2007, the Company suspended operations at the Olive Branch facility for an indeterminate period and consolidated all of its manufacturing operations into the Winchester and Fernley sites.

The Company has five decking product lines: Trex Origins™, Trex Accents®, Trex Brasilia®, Trex Contours®, and Trex Escapes®, two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing®, a fencing product, Trex Seclusions®, introduced in 2006, and a cellular PVC outdoor trim product, Trex Trim™, introduced in 2008. Sales of Trex Seclusions and Trex Trim were not significant in the six months ended June 30, 2008.

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

Results of Operations

The following table shows, for the three and six months ended June 30, 2007 and 2008, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.4	70.4	77.1	71.6

Gross profit	24.6	29.6	22.9	28.4
Selling, general and administrative expenses	19.2	19.3	17.0	18.3

Income from operations	5.3	10.3	5.9	10.1
Interest expense, net	2.1	2.0	1.8	2.3

Income before taxes and extraordinary item	3.2	8.3	4.1	7.9
Provision for income taxes	1.0	0.0	1.4	0.0

Net income	2.2%	8.3%	2.7%	7.8%

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007

Net Sales. Net sales in the three months ended June 30, 2008 (the “2008 quarter”) decreased 20.0% to $95.0 million from $118.8 million in the three months ended June 30, 2007 (the “2007 quarter”). The decrease in net sales was primarily attributable to a 27% decrease in sales volume, partially offset by a 7.3% increase in revenue per product unit and lower product replacement expenses. The decrease in sales volume was a result of soft macroeconomic conditions including, but not limited to, tightened credit markets, home foreclosures and adverse weather conditions in certain sales regions. The increase in revenue per product unit resulted from a January 2008 price increase of approximately 7.0% and increased sales of higher per unit priced products including Trex Escapes® and Trex Trim™, two new product offerings for 2008, reduced by increased utilization by customers of sales incentives offered by the Company, primarily a 4.0% pricing discount and payment discounts under its early buy program and a 3.0% pricing discount that was offered to customers during June. The effect of expenditures for product replacements on net sales in the 2008 quarter was $2.9 million less than in the 2007 quarter as a result of the recognition of costs in the 2007 quarter related to product produced at the Fernley, Nevada manufacturing facility that exhibited surface defects. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty reserve during the 2008 quarter and, therefore, did not affect net sales.

Gross Profit. Gross profit decreased 3.6% to $28.1 million in the 2008 quarter from $29.2 million in the 2007 quarter. The decrease was primarily attributable to the 27% decrease in sales volume and a $1.3 million write down of inventories reclaimed for use in the company’s manufacturing process, partially mitigated by lower unit manufacturing costs, which resulted principally from production efficiencies and cost containment initiatives. Gross profit as a percentage of net sales, or gross margin, increased to 29.6% in the 2008 quarter from 24.6% in the 2007 quarter. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 9.6% increase in gross margin, and the effects of the 2008 price increase and sales mix of higher revenue per product unit, which accounted for a 5.3% increase in gross margin in the 2008 quarter as compared to the 2007 quarter. The positive effect of the foregoing factors on gross margin in the 2008 quarter was offset, in part, by the negative effect on gross margin of 8.4% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 19.8% to $18.3 million in the 2008 quarter from $22.9 million in the 2007 quarter. The lower selling, general and administrative expenses reflected lower consumer relations costs of $3.8 million, a $2.2 million reduction in branding expenses and a $0.8 million reduction in professional fees. The reduction in consumer relations costs in the 2008 quarter was primarily attributed to the recognition of costs in the 2007 quarter related to product produced at the Fernley, Nevada manufacturing facility that exhibited surface defects. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty reserve during the 2008 quarter and, therefore, did not affect selling, general and administrative expenses. The aforementioned positive variances to selling, general and administrative expenses were partially offset by increased personnel-related costs of $1.1 million and on-going costs related to the idled Olive Branch, Mississippi facility of $1.2 million. As a percentage of net sales, selling, general and administrative expenses increased to 19.3% in the 2008 quarter from 19.2% in the 2007 quarter.

Interest Expense. Net interest expense decreased to $1.9 million in the 2008 quarter from $2.5 million in the 2007 quarter due to a $0.6 million prepayment fee paid in the 2007 quarter to retire the Company’s Senior Secured notes.

Provision for Income Taxes. The Company recorded a provision for income taxes of $17 thousand in the 2008 quarter compared to $1.2 million in the 2007 quarter. The provisions reflect an effective tax rate of approximately 0.2% in the 2008 quarter and 31.5% in the 2007 quarter. The lower effective tax rate in the 2008 quarter was due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007

Net Sales. Net sales in the six months ended June 30, 2008 (the “2008 six-month period”) decreased 8.6% to $214.5 million from $234.7 million in the six months ended June 30, 2007 (the “2007 six-month period”). The decrease in net sales was primarily attributable to a 14.6% decrease in sales volume, partially offset by a 5.3% increase in revenue per product unit and lower product replacement expenses. The decrease in sales volume was a result of soft macroeconomic conditions including, but not limited to, tightened credit markets, home foreclosures and adverse weather conditions in certain sales regions. The increase in revenue per product unit resulted from a January 2008 price increase of approximately 7.0% and increased sales of higher per unit priced products including Trex Escapes® and Trex Trim™, two new product offerings for 2008. The effect of expenditures for product replacements on net sales in the 2008 six-month period was $4.9 million less than in the 2007 six-month period as a result of the recognition of costs in the 2007 six-month period related to product produced at the Fernley, Nevada manufacturing facility that exhibited surface defects. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty reserve during the 2008 six-month period and, therefore, did not affect net sales.

Gross Profit. Gross profit increased 13.4% to $61.0 million in the 2008 six-month period from $53.8 million in the 2007 six-month period. The increase was primarily attributable to lower unit manufacturing costs and product replacement expenses which were partially mitigated by the 14.6% decrease in sales volume. The lower unit manufacturing costs resulted principally from production efficiencies and cost containment initiatives. Gross profit as a percentage of net sales, or gross margin, increased to 28.4% in the 2008 six-month period from 22.9% in the 2007 six-month period. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 7.8% increase in gross margin, and the effects of the 2008 price increase and sales mix of higher revenue per product unit, which accounted for a 4.0% increase in gross margin in the 2008 six-month period as compared to the 2007 six-month period. The positive effect of the foregoing factors on gross margin in the 2008 six-month period was offset, in part, by the negative effect on gross margin of 6.0% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 1.7% to $39.2 million in the 2008 six-month period from $39.9 million in the 2007 six-month period. The lower selling, general and administrative expenses reflected lower consumer relations costs of $5.5 million, a $3.1 million reduction in branding expenses and a $0.9 million reduction in professional fees. The reduction in consumer relations costs in the 2008 six-month period was primarily attributed to the recognition of costs in the 2007 six-month period related to product produced at the Fernley, Nevada manufacturing facility that exhibited surface defects. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty reserve during the 2008 quarter and, therefore, did not affect selling, general and administrative expenses. The aforementioned positive variances to selling, general and administrative expenses were partially offset by a $3.25 million benefit recorded in the 2007 six-month period pursuant to a settlement with ExxonMobil for the reimbursement of legal fees, increased personnel-related costs of $2.7 million, which included increased incentive compensation expense, on-going costs related to the idled Olive Branch, Mississippi facility of $2.5 million and increased charges of $0.2 million related to the lease for office space the Company currently sublets. As a percentage of net sales, total selling, general and administrative expenses increased to 18.3% in the 2008 six-month period from 17.0% in the 2007 six-month period.

Interest Expense. Net interest expense increased to $4.9 million in the 2008 six-month period from $4.2 million in the 2007 six-month period. The increase in net interest expense was principally related to a $0.6 million net increase in unrealized losses on debt-related derivatives and a $0.6 million reduction in capitalized interest due to lower capital expenditures in the 2008 six-month period. The effects of the foregoing factors were partially mitigated by a $0.6 million prepayment fee paid in the 2007 six-month period to retire the Company’s Senior Secured notes.

Provision for Income Taxes. The Company recorded a provision for income taxes of $0.1 million in the 2008 six-month period compared to $3.4 million in the 2007 six-month period. The provisions reflect an effective tax rate of approximately 0.6% in the 2008 six-month period and 34.7% in the 2007 six-month period. The lower effective rate in the 2008 six-month period was due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At June 30, 2008, the Company had $17.7 million of cash and cash equivalents.

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

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2008 six-month period was $23.9 million compared to $10.0 million for the 2007 six-month period. The Company generated operating cash flow before the change in working capital of $30.9 million in the 2008 six-month period, compared to $18.4 million in the 2007 six-month period. The increase is attributable to a net increase of $10.5 million in net income combined with an increase of $2.6 million in depreciation and amortization.

The Company’s cash used in investing activities totaled $5.6 million in the 2008 six-month period, compared to cash used in investing activities of $17.4 million in the 2007 six-month period as a result of reduced capital investment spending. In the 2008 six-month period, the Company applied its expenditures primarily to normal capital expenditures, consisting of raw material reprocessing and extrusion equipment.

The Company’s cash used in financing activities was $731 thousand in the 2008 six-month period compared to cash provided by financing activities of $12.7 million in the 2007 six-month period. The Company reduced net debt by $591 thousand in the 2008 six-month period and remunerated borrowings under the revolving credit facility. In the 2007 six-month period, the Company received net proceeds of $85.0 million through an underwritten public offering which was offset in part by net debt reductions of the revolving credit facility and its Senior Secured Note balance.

Indebtedness. At June 30, 2008, the Company’s indebtedness totaled $133.4 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.76%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At June 30, 2008, under its revolving credit facility, the Company had no outstanding borrowings and $40.0 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2008, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2008 six-month period totaling $4.8 million and estimates that its capital expenditures for fiscal 2008 will be approximately $10 million, primarily for raw material reprocessing and extrusion equipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk exposure during the three months ended June 30, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s 10-K for the year ended December 31, 2007, on October 16, 2006, Ron Nystrom commenced a lawsuit against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents ® product and other new products introduced after the commencement of a prior patent infringement action infringe his patent. Mr. Nystrom also alleges that the Company’s Contours® product infringes a second patent owned by him and that the Company is engaged in contributory infringement by recommending third party hidden fastening systems that infringe such patent. In January 2008, Mr. Nystrom added an additional allegation that the Company’s Trex HideawayTM hidden fastening system also infringes such patent. On May 16, 2008, the District Court granted summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. On April 29, 2008, the District Court issued an order severing all claims associated with the second patent and consolidating them into a separate case. The Company believes that all of Mr. Nystrom’s claims are without merit, and, in addition, are barred by a prior judgment and patent claim construction.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2008 annual meeting of stockholders on May 7, 2008.

(b)	Jay M. Gratz and Ronald W. Kaplan were elected at the annual meeting stockholders as directors to serve until the Company’s annual meeting of stockholders in 2011. Frank H. Merlotti, Jr., Patricia B. Robinson, William F. Andrews, Paul A. Brunner and Andrew U. Ferrari continued as directors of the Company after the annual meeting of stockholders on May 7, 2008.

(c)	The following sets forth information regarding each proposal voted upon at the 2008 annual meeting. Each such proposal was approved by stockholders. There were 15,178,266 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2008 annual meeting.

Proposal 1. The election of the following duly nominated directors:

Nominees	Votes For	Votes Withheld
Jay M. Gratz	13,074,843	745,614
Ronald W. Kaplan	13,102,405	718,052

Proposal 2. The approval of the amendment to the Trex Company, Inc. 2005 Stock Incentive Plan to increase the number of shares of common stock that may be issued pursuant to the plan from 2,150,000 shares to 3,150,000 shares:

Votes For	Against	Abstain
8,467,879	1,256,520	51,386

Proposal 3. The ratification of the appointment of Ernst & Young LLP as Trex Company, Inc.’s independent registered public accounting firm for the 2008 fiscal year:

Votes For	Against	Abstain
13,203,612	578,035	38,810

Item 6.	Exhibits

The Company files herewith the following exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 6, 2008	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.