Form 10-Q
period 2008-09-30
TREX CO INC
filed 2008-11-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 30, 2008 was 15,318,445 shares.

TREX COMPANY, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66	$42,757
Accounts receivable, net	6,588	19,177
Inventories	92,569	49,052
Prepaid expenses and other assets	2,617	3,250
Income taxes receivable	2,376	2,532
Deferred income taxes	16,007	16,007

Total current assets	120,223	132,775
Property, plant, and equipment, net	193,944	181,315
Goodwill	6,837	6,837
Other assets	7,722	7,869

Total assets	$328,726	$328,796

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,776	$10,766
Accrued expenses	21,583	21,522
Accrued warranty	21,084	11,137
Current portion of long-term debt	1,198	1,267

Total current liabilities	63,641	44,692
Deferred income taxes	15,763	15,798
Accrued taxes	3,620	3,525
Non-current accrued warranty	18,901	13,634
Debt-related derivatives	1,044	1,054
Long-term debt	131,730	130,770

Total liabilities	234,699	209,473

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,076,738 and 15,318,445 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	151	153
Additional paid in capital	66,523	68,247
Accumulated other comprehensive loss	(557)	(496)
Retained earnings	27,910	51,419

Total stockholders’ equity	94,027	119,323

Total liabilities and stockholders’ equity	$328,726	$328,796

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	$63,971	$85,379	$298,663	$299,905
Cost of sales	73,631	61,827	254,530	215,372

Gross profit (loss)	(9,660)	23,552	44,133	84,533
Selling, general and administrative expenses	52,074	15,112	91,974	54,338

Income (loss) from operations	(61,734)	8,440	(47,841)	30,195
Interest expense, net	2,021	2,041	6,241	6,901

Income (loss) before income taxes	(63,755)	6,399	(54,082)	23,294
Benefit for income taxes	(22,528)	(318)	(19,168)	(215)

Net income (loss)	$(41,227)	$6,717	$(34,914)	$23,509

Basic earnings (loss) per common share	$(2.77)	$0.45	$(2.35)	$1.57

Basic weighted average common shares outstanding	14,892,507	14,964,110	14,878,951	14,952,210

Diluted earnings (loss) per common share	$(2.77)	$0.44	$(2.35)	$1.56

Diluted weighted average common shares outstanding	14,892,507	15,253,680	14,878,951	15,082,325

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2008
Operating Activities
Net income (loss)	$(34,914)	$23,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,552	19,522
Equity method losses (income)	(483)	17
Derivatives	(153)	107
Deferred income taxes	(18,364)	—
Accrued taxes	(516)	(95)
Stock-based compensation	3,116	1,618
Loss on disposal of property, plant, and equipment	4	21
Changes in operating assets and liabilities:
Accounts receivable	(9,001)	(12,590)
Inventories	37,791	43,517
Prepaid expenses and other assets	713	(559)
Accounts payable	(23,951)	(9,011)
Accrued expenses	45,515	(15,344)
Income taxes receivable	(843)	(85)

Net cash provided by operating activities	15,466	50,627

Investing Activities
Note receivable, net	—	(702)
Expenditures for property, plant and equipment	(21,197)	(6,214)
Proceeds from sales of property, plant and equipment	—	42

Net cash used in investing activities	(21,197)	(6,874)

Financing Activities
Financing costs	(3,628)	(279)
Proceeds from sale of convertible senior subordinated notes	97,500	—
Principal payments under mortgages and notes	(24,789)	(891)
Borrowings under line of credit	86,120	44,178
Principal payments under line of credit	(130,252)	(44,178)
Repurchases of common stock	(377)	(74)
Proceeds from employee stock purchase and option plans	252	182
Tax effect of stock-based compensation	(21)	—

Net cash (used in) provided by financing activities	24,805	(1,062)

Net increase in cash and cash equivalents	19,074	42,691
Cash and cash equivalents at beginning of period	672	66

Cash and cash equivalents at end of period	$19,746	$42,757

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$4,459	$7,366
Cash paid (received) for income taxes, net	$618	$(45)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2007 and 2008

(unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the “Company”), manufactures wood/plastic composite products primarily for residential and commercial decking, railing and fencing applications. Trex Wood Polymer® lumber (“Trex”) is manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2007.

Certain reclassifications have been made in the presentation of the financial statements for the nine months ended September 30, 2007 to conform to the presentation of the financial statements for the nine months ended September 30, 2008.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. The Company is currently evaluating the potential impact that the adoption of FSP APB 14-1 will have on its results of operations and financial position.

4. COMPREHENSIVE INCOME

The Company’s comprehensive income was $(41.3) million and $6.7 million for the three months ended September 30, 2007 and 2008, respectively and $(35.1) million and $23.5 million for the nine months ended September 30, 2007 and 2008, respectively. Comprehensive income consists of net income and net unrealized gains and losses on interest-rate swap contracts.

5. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2007	September 30, 2008
Finished goods	$72,916	$32,704
Raw materials	19,653	16,348

Total inventories	$92,569	$49,052

Inventory is stated at the lower of standard cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the nine months ended September 30, 2008, management decided to reclaim certain finished goods inventories that did not meet company quality specifications. As a result, the Company recorded a $1.4 million and a $3.2 million charge, respectively, in the three and nine months ending September 30, 2008 to write down the affected inventory, which will be used in the Company’s manufacturing process in the future, to the weighted-average raw material costs.

For the three months and nine months ended September 30, 2008, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $1.3 million and a benefit of $1.0 million during the three months and nine months ended September 30, 2008, respectively.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2007	September 30, 2008
Accrued compensation and benefits	$5,157	$8,373
Accrued interest	4,637	3,346
Accrued sales and marketing	3,615	3,027
Accrued rent obligations	1,996	2,138
Accrued freight	461	975
Accrued customer relations	1,844	733
Accrued manufacturing expenses	1,088	650
Accrued professional and legal services	564	286
Other	2,221	1,994

Total accrued expenses	$21,583	$21,522

7. DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2007	September 30, 2008
Real estate loan, due June 30, 2011	$1,910	$1,704
Real estate loan, due June 30, 2011	546	491
Real estate loan, due June 30, 2011	3,917	3,709
Real estate loan, due September 30, 2014	4,055	3,633
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

	132,928	132,037
Less current portion	(1,198)	(1,267)

Total long-term debt	$131,730	$130,770

The Company’s debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At September 30, 2008, under its revolving credit facility, the Company had no outstanding borrowings and available borrowing capacity of $40.0 million.

As of September 30, 2008 the Company was in compliance with all of the covenants contained in its debt agreements.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2008 (in thousands):

	Total Fair Value Measurement September 30, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$1,054	$—	$1,054	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net income available to common shareholders	$(41,227)	$6,717	$(34,914)	$23,509

Denominator:
Basic weighted average shares outstanding	14,892,507	14,964,110	14,878,951	14,952,210
Effect of dilutive securities: Stock options	—	106,033	—	28,313
Restricted stock	—	183,537	—	101,802

Diluted weighted average shares outstanding	14,892,507	15,253,680	14,878,951	15,082,325

Basic earnings per share	$(2.77)	$0.45	$(2.35)	$1.57

Diluted earnings per share	$(2.77)	$0.44	$(2.35)	$1.56

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

The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For stock options and SARs issued in the nine months ended September 30, 2007 and 2008, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2007	2008
Weighted-average fair value grants	$10.63	$3.85
Dividend yield	0%	0%
Average risk-free interest rate	4.7%	2.9%
Expected term (years)	5	5
Expected volatility	41%	45%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2008:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	728,826	$8.97
Restricted stock	325,202	$8.59

The following table summarizes the Company’s stock-based compensation expense for the three months and nine months ended September 30, 2007 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock options and stock appreciation rights	$1.0	$0.5	$1.9	$1.2
Performance share awards and restricted stock	0.4	0.2	1.2	0.4

Total stock-based compensation	$1.4	$0.7	$3.1	$1.6

Total unrecognized compensation cost related to unvested stock options and stock awards as of September 30, 2007 and September 30, 2008 totaled $8.1 million and $9.2 million, respectively. The cost of these non-vested awards is being recognized over the requisite vesting period of 36 months from date of grant.

11. INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 was -0.9% and 35.4%, respectively, which resulted in a benefit for income taxes of $0.2 million and $19.2 million, respectively. The lower effective tax rate in the nine months ended September 30, 2008 was primarily due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset and, to a lesser extent, the reversal of certain liabilities for uncertain tax positions on which the related statute of limitations had expired and the recognition of a fuel tax credit that resulted from the filing of the Company’s 2007 federal tax return.

At December 31, 2007, in accordance with FAS 109, Accounting for Income Taxes, the Company recorded a valuation allowance against its net deferred tax asset. During the nine months ended September 30, 2008, as a result of earnings generated by the operations of the Company, the Company realized a portion of its reserved net deferred tax asset. As a result, the Company recorded a corresponding decrease to its valuation allowance. The decrease in the valuation allowance resulted in the recognition of a tax benefit that offset the tax expense recorded at the statutory rate and reduced the effective tax rate.

In the nine months ended September 30, 2008 the Company reversed $0.1 million of its liabilities for uncertain tax positions after the related statute of limitations expired. In accordance with FIN 48, Accounting for Uncertainty in Income Taxes, the Company recorded $0.4 million of accrued interest related to uncertain tax positions in the nine months ended September 30, 2008. The Company recognizes accrued interest and penalties related to income tax matters in “Interest expense, net” and “Selling, general and administrative expenses,” respectively, in the accompanying consolidated statement of operations.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for tax purposes in some taxing jurisdictions and would be approximately $1.0 million.

12. SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, principally due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

13. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of September 30, 2008, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $0.4 million, $1.6 million, $1.6 million, $1.6 million and $2.0 million, respectively, and $16.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2008, 2009, 2010, 2011 and 2012 are $0.4 million, $1.5 million, $1.6 million, $1.6 million and $1.6 million, respectively, and $2.3 million thereafter. During the three months ended June 30, 2008, the Company recorded a $0.4 million charge related to a change in the estimated future sublease cash flows. The Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2007	2008
Balance as of January 1,	$1,765	$925
Less: cash payments, net	(889)	(850)
Accretion of discount	88	45
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	391	391

Balance as of September 30,	$1,355	$511

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2007	2008
Beginning balance, January 1,	$2,467	$39,985
Provision for estimated warranties	63,950	—
Settlements made during the period	(18,426)	(15,214)

Ending balance, September 30,	$47,991	$24,771

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

The Company has five decking product lines: Trex Origins® , Trex Accents®, Trex Brasilia®, Trex Contours®, and Trex Escapes®, two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing®, a fencing product, Trex Seclusions®, and a cellular PVC outdoor trim product, TrexTrim™, introduced in 2008. Sales of Trex Seclusions and TrexTrim were not significant in the nine months ended September 30, 2008.

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

The Company was advised by one of its distributors, which accounts for approximately 13% of the Company’s gross sales, that it was terminating its agreement with the Company effective September 17, 2008. The company plans to retain other, existing or new distributors to distribute its products in the affected territories previously serviced by the terminated distributor. The company does not expect that the termination of this distributor will have a material adverse effect on the company’s annual net sales or operating results. However, the change in distributors may have a negative short-term effect on net sales and operating results.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which have increased significantly as the Company has sought to build brand awareness of Trex in the decking, railing and fencing market. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, costs related to the idled Olive Branch, Mississippi facility, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the Company’s business.

Results of Operations

The following table shows, for the three and nine months ended September 30, 2007 and 2008, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	115.1	72.4	85.2	71.8

Gross profit	(15.1)	27.6	14.8	28.2
Selling, general and administrative expenses	81.4	17.7	30.8	18.1

Income from operations	(96.5)	9.9	(16.0)	10.1
Interest expense, net	3.2	2.4	2.1	2.3

Income before taxes and extraordinary item	(99.7)	7.5	(18.1)	7.8
Provision for income taxes	(35.2)	(0.4)	(6.4)	(0.1)

Net income	(64.4)%	7.9%	(11.7)%	7.8%

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007

Net Sales. Net sales in the three months ended September 30, 2008 (the “2008 quarter”) increased 33.5% to $85.4 million from $64.0 million in the three months ended September 30, 2007 (the “2007 quarter”). Net sales in the 2007 quarter were adversely affected by charges of $20.1 million primarily related to product replacement expenses, driven by the increase in the warranty liability recorded in the 2007 quarter. Payments for the product replacement were recognized against the existing warranty liability during the 2008 quarter and, therefore, did not affect net sales. Before giving effect to these charges, net sales in the 2007 quarter totaled $84.1 million compared to $85.4 million in the 2008 quarter which represents a 1.5% increase. In the 2008 quarter, sales volume decreased by 4.0%, but was more than offset by a 5.6% increase in the average price per unit. The Company believes that the decrease in sales volume is a result of lower consumer demand attributable to poor macroeconomic conditions and continued softness in the building materials industry, including the erosion of home values and the tightening of the credit market. The increase in average price per unit is primarily a result of a January 2008 price increase of approximately 7.0%.

Gross Profit. Gross profit increased to $23.6 million in the 2008 quarter from a loss of $9.7 million in the 2007 quarter. Gross profit in the 2007 quarter was adversely affected by the $20.1 million of charges discussed above in “Net Sales” and a $9.4 million inventory valuation adjustment for certain inventories reclaimed for use in the manufacturing process. Gross profit in the 2008 quarter was adversely affected by a $1.4 million inventory valuation adjustment for certain inventories reclaimed for use in the manufacturing process and $0.9 million of freight charges to move inventories from the idled Olive Branch facility to the Company’s two other production facilities. Before giving effect to these charges, gross profit in the 2008 and 2007 quarters was $25.8 million and $19.9 million, respectively, an improvement of $5.9 million, or 30.2%. The $5.9 million increase was primarily attributable to lower manufacturing costs partially offset by the 4.0% decrease in sales volume. The lower manufacturing costs resulted principally from production efficiencies and cost containment initiatives. Before giving effect to the aforementioned charges, gross profit as a percentage of net sales, or gross margin, increased to 30.3% in the 2008 quarter from 23.6% in the 2007 quarter. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 6.0% increase in gross margin, and the effects of the 2008 price increase and product mix, which accounted for a 4.0% increase in gross margin in the 2008 quarter as compared to the 2007 quarter. The positive effect of the foregoing factors on gross margin in the 2008 quarter was offset, in part, by the negative effect on gross margin of 3.4% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 71.0% to $15.1 million in the 2008 quarter from $52.1 million in the 2007 quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 17.7% in the 2008 quarter from 81.4% in the 2007 quarter. Selling, general and administrative expenses in the 2007 quarter were adversely affected by $34.6 million of expenses related to replacement of product that exhibited surface defects, primarily driven by the increase in the warranty liability. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty liability during the 2008 quarter and, therefore, did not affect selling, general and administrative expenses. Before giving effect to these charges in the 2007 quarter, selling, general and administrative expenses totaled $17.5 million compared to $15.1 million in the 2008 quarter. Selling, general and administrative expenses decreased $2.4 million in the 2008 quarter, as compared to the adjusted 2007 quarter. The primary reasons for the lower selling, general and administrative expenses were a decrease in salaries and personnel-related expenses of $1.5 million, a $0.5 million reduction in branding expenses and a $0.4 million decrease in contract termination costs.

Interest Expense. Net interest expense remained flat at $2.0 million in both the 2008 quarter and the 2007 quarter.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $0.3 million in the 2008 quarter compared to a benefit of $22.5 million in the 2007 quarter. The provisions reflect an effective tax rate of approximately -5.0% in the 2008 quarter and 35.3% in the 2007 quarter. The lower effective tax rate in the 2008 quarter was primarily due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset, and, to a lesser extent, the reversal of certain liabilities for uncertain tax positions on which the related statute of limitations had expired and the recognition of a fuel tax credit that resulted from the filing of the Company’s 2007 federal tax return.

Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007

Net Sales. Net sales in the nine months ended September 30, 2008 (the “2008 nine-month period”) increased 0.4% to $299.9 million from $298.7 million in the three months ended September 30, 2007 (the “2007 nine-month period”). Net sales in the 2007 nine-month period were adversely affected by charges of $25.3 million primarily related to product replacement expenses, driven by the increase in the warranty liability recorded in the 2007 nine-month period. Payments for the product replacement were recognized against the existing warranty liability during the 2008 nine-month period and, therefore, did not affect net sales. Before giving effect to these charges, net sales in the 2007 nine-month period totaled $324.0 million compared to $299.9 million in the 2008 nine-month period which represents a 7.4% decrease. In the 2008 nine-month period, sales volume decreased by 11.9% and was partially offset by a 5.5% increase in the average price per unit. The Company believes that the decrease in sales volume is a result of lower consumer demand attributable to poor macroeconomic conditions and continued softness in the building materials industry, including the erosion of home values and the tightening of the credit market. The increase in average price per unit is primarily a result of a January 2008 price increase of approximately 7.0%.

Gross Profit. Gross profit increased to $84.5 million in the 2008 nine-month period from $44.1 million in the 2007 nine-month period. Gross profit in the 2007 nine-month period was adversely affected by $25.3 million of charges discussed above in “Net Sales” and a $11.3 million inventory valuation adjustment for certain inventories reclaimed for use in the manufacturing process. Gross profit in the 2008 nine-month period was adversely affected by aggregate charges of $4.7 million comprised of $3.2 million of inventory valuation adjustments for certain inventories reclaimed for use in the manufacturing process, $0.9 million of freight charges to move inventories from the idled Olive Branch facility to the Company’s two other production facilities and $0.6 million of depreciation charges recognized upon a change in the useful lives of certain assets. Before giving effect to these charges, gross profit in the 2008 and 2007 nine-month periods was $89.3 million and $80.8 million, respectively, an improvement of $8.5 million, or 10.6%. The $8.5 million increase was primarily attributable to lower manufacturing costs partially offset by the 11.9% decrease in sales volume. The lower manufacturing costs resulted principally from production efficiencies and cost containment initiatives. Before giving effect to the aforementioned charges, gross profit as a percentage of net sales, or gross margin, increased to 29.8% in the 2008 nine-month period from 24.9% in the 2007 nine-month period. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 6.3% increase in gross margin, and the effects of the 2008 price increase and product mix, which accounted for a 3.9% increase in gross margin in the 2008 nine-month period as compared to the 2007 nine-month period. The positive effect of the foregoing factors on gross margin in the 2008 nine-month period was offset, in part, by the negative effect on gross margin of 5.3% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 40.9% to $54.3 million in the 2008 nine-month period from $92.0 million in the 2007 nine-month period. As a percentage of net sales, total selling, general and administrative expenses decreased to 18.1% in the 2008 nine-month period from 30.8% in the 2007 nine-month period. Selling, general and administrative expenses in the 2007 nine-month period reflected $39.4 million of expenses related to replacement of product that exhibited surface defects, primarily driven by the increase in the warranty liability, partially offset by a $3.25 million recovery pursuant to a settlement with ExxonMobil for the reimbursement of legal fees. Payments for claims related to the aforementioned surface defects were recognized against the existing warranty liability during the 2008 nine-month period and, therefore, did not affect selling, general and administrative expenses. In the 2008 nine-month period, selling, general and administrative expenses were adversely affected by incremental incentive compensation of $5.7 million and $1.0 million of severance expense primarily related to the Company’s reduction in force and $0.8 million related to a patent infringement legal proceeding. Before giving effect to these charges, selling, general and administrative expenses in the 2008 and 2007 nine-month periods were $46.9 million and $55.9 million, respectively, a decrease of $9.0 million or 16.1%. The lower selling, general and administrative expenses in the 2008 nine-month period were comprised of a decrease in salaries and personnel-related expenses of $5.7 million, a $3.6 million reduction in branding expense, $1.1 million decrease in professional fees, $0.3 million decrease in consumer relations expense and $0.3 million decrease in research and development. The aforementioned positive variances to selling, general and administrative expenses were partially offset by a $2.5 million increase in the 2008 nine-month period compared to the 2007 nine-month period of the on-going costs related to the idled Olive Branch, Mississippi facility.

Interest Expense. Net interest expense increased to $6.9 million in the 2008 nine-month period from $6.2 million in the 2007 nine-month period. The increase in net interest expense was primarily related to a $0.7 million reduction of interest capitalized in the 2008 nine-month period as compared to the 2007 nine-month period due to less capital spending in 2008.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $0.2 million in the 2008 nine-month period compared to a benefit of $19.2 million in the 2007 nine-month period. The provisions reflect an effective tax rate of approximately -0.9% in the 2008 nine-month period and 35.4% in the 2007 nine-month period. The lower effective rate in the 2008 nine-month period was primarily due to the recognition of a benefit resulting from a decrease in the Company’s valuation allowance previously recorded against its net deferred tax asset.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At September 30, 2008, the Company had $42.8 million of cash and cash equivalents.

The Company believes that cash on hand, cash from operations and borrowing capacity available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet its other cash requirements and maintain compliance with the terms of its borrowing agreements for at least the next 12 months. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities.

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2008 nine-month period was $50.6 million compared to $15.5 million for the 2007 nine-month period. The Company generated operating cash flow before the change in working capital of $44.7 million in the 2008 nine-month period compared to a use of $34.8 million before the change in working capital in the 2007 nine-month period. The increase is attributable to a net increase of $58.4 million in net income combined with an increase of $18.4 million in deferred income taxes and $3.0 million in depreciation and amortization.

The Company’s cash used in investing activities totaled $6.9 million in the 2008 nine-month period compared to cash used in investing activities of $21.2 million in the 2007 nine-month period as a result of reduced capital investment spending. In the 2008 nine-month period, the Company applied its expenditures primarily to normal capital expenditures consisting of raw material reprocessing and extrusion equipment.

The Company’s cash used in financing activities was $1.1 million in the 2008 nine-month period compared to cash provided by financing activities of $24.8 million in the 2007 nine-month period. The Company reduced net debt by $0.9 million in the 2008 nine-month period and repaid borrowings under the revolving credit facility. In the 2007 nine-month period, the Company received net proceeds of $94.2 million through an underwritten public offering which was offset in part by net debt reductions of the revolving credit facility and its Senior Secured Note balance.

Indebtedness. At September 30, 2008, the Company’s indebtedness totaled $133.1 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.75%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At September 30, 2008, under its revolving credit facility, the Company had no outstanding borrowings and $40.0 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2008, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2008 nine-month period totaling $6.2 million and estimates that its capital expenditures for fiscal 2008 will be approximately $10 million, primarily for raw material reprocessing and extrusion equipment. Working capital is expected to be sufficient to meet forecasted capital expenditures for the remainder of fiscal 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2007. There were no material changes to the Company’s market risk exposure during the three months ended September 30, 2008.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s 10-K for the year ended December 31, 2007, on October 16, 2006, Ron Nystrom commenced a lawsuit against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced after the commencement of a prior patent infringement action infringe his patent. Mr. Nystrom also alleges that the Company’s Contours® product infringes a second patent owned by him and that the Company is engaged in contributory infringement by recommending third party hidden fastening systems that infringe such patent. In January 2008, Mr. Nystrom added an additional allegation that the Company’s Trex HideawayTM hidden fastening system also infringes such patent. On May 16, 2008, the District Court granted summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. On April 29, 2008, the District Court issued an order severing all claims associated with the second patent and consolidating them into a separate case. On September 26, 2008, Mr. Nystrom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit appealing the District Court’s grant of summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. The Company believes that all of Mr. Nystrom’s claims are without merit, and, in addition, are barred by a prior judgment and patent claim construction.

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

TREX COMPANY, INC.

Date: November 4, 2008	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.