Form 10-K
period 2008-12-31
TREX CO INC
filed 2009-03-12
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $170.0 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on March 6, 2009 was 15,396,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2009 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc., (the “Company”), is the country’s largest manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. We are incorporated in Delaware. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

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

We have six decking product lines:

•	Trex Contours®, which has a deep, wood grain surface;

•	Trex Origins®, which features a smooth surface;

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other;

•	Trex Accents Fire Defense®, which is a deck board that meets stringent new fire resistant requirements for certain areas of the Western United States;

•	Trex Brasilia®, which replicates the look of tropical hardwoods with a smooth surface and subtle, random color variations; and

•	Trex Escapes®, which is an ultra-low maintenance cellular PVC deck board

We also have Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Our two railing product lines are Trex Designer Series Railing® and Trex Artisan Series Railing®. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in our smooth Trex Origins finish and color palette, as well as in the Trex Brasilia finish and colors. The styling and warm, white finish of our Trex Artisan Series Railing line make it appropriate for use with Trex decking products as well as other decking materials, which we believe will enhance the sales prospects of our railing business. This railing line is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation.

Our Trex Seclusions® fencing line consists of structural posts, bottom rail, interlocking pickets, top rail and decorative post caps. This system has been well received by fencing installers and provides the homeowner a superior combination of low maintenance, durability and premium aesthetics which are designed to complement the outdoor living experience provided by Trex decking and railing products.

Our TrexTrim™ line is a low maintenance cellular PVC residential exterior trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

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

Growth Strategies

Our long-term goal is to perpetuate our position as the leading producer of branded superior wood-alternative outdoor living products by increasing our market share and expanding into new product categories and geographic markets. To attain this goal, we intend to employ the following long-term strategies:

•

Innovation: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•

Brand: Continue to build preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, aesthetics and overall performance in the outdoor living space.

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers, thereby making our products available wherever our customers choose to purchase their decking, railing, and fencing and trim products.

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

Customers and Distribution

We distribute and/or sell our products through wholesale distribution and sell our products primarily to retail lumber dealers, retail building material specialty builders and Home Depot and Lowe’s.

Wholesale Distributors. In 2008, we generated the majority of our net sales through our wholesale distribution network by selling Trex products to wholesale companies. Our distributors, in turn, marketed our products to retail lumber outlets across North America. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

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

We typically appoint a distributor on a non-exclusive basis to distribute Trex products within a specified area. The distributor generally purchases our products at prices in effect at the time we ship the product to the distributor.

Based on our 2008 gross sales, sales to each of Boise Cascade Corporation, and Oregon Pacific Corporation exceeded 10% of our gross sales.

Retail Lumber Dealers. Our products are sold in independent lumber yards that emphasize sales to contractors. Although there is demand for our products from both the “do-it-yourself” homeowner and contractor, our sales efforts historically have emphasized the contractor-installed market. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

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

Home Depot and Lowe’s. We sell our products through Home Depot and Lowe’s stores. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

Manufacturing Process

We have manufacturing facilities in Winchester, Virginia, Fernley, Nevada and Olive Branch, Mississippi, which had floor space of approximately 265,000 square feet, 250,000 square feet and 200,000 square feet, respectively, at December 31, 2008. Our manufacturing capacity utilization rate was 47% during the year ended December 31, 2008. In September 2007, we suspended operations at our Olive Branch facility for an indeterminate period of time and consolidated all of our manufacturing operations into our Winchester and Fernley sites.

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

Production of a non-wood decking alternative such as ours requires significant capital investment, special process expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing capacity and improve our manufacturing processes. We have obtained, and continue to seek, patents with respect to our manufacturing process. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We maintain research and development operations in the Trex Technical Center adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

In 2005, we initiated Company-wide training and implementation of Six Sigma practices and in 2006 began implementation of Standard Lean Manufacturing methodology within our plant operations. These initiatives were significantly reenergized and expanded in 2008. We are incorporating the use of these tools throughout our Company in the planning and execution of those projects that are the most important to our success.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material.

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2008, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s PE material purchases are under short-term supply contracts that average two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on the Company’s business.

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

PE Material. The PE material we consumed in 2008 was primarily composed of recovered plastic bags and plastic film. Approximately two billion pounds of polyethylene resin are used in the manufacture of plastic bags and stretch film in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

We own a 35% equity interest in a joint venture, called Denplax S.A., which operates a plant in El Ejido, Spain. Our joint venture partners are a local Spanish Company responsible for public environmental programs in southern Spain and an Italian equipment manufacturer. The plant is designed to recycle waste polyethylene generated primarily from agricultural and post-consumer sources. The plant delivered approximately 10% of the total PE material we purchased during 2008. We expect to purchase up to approximately 8,000 metric tons of the plant’s production in the next year if the production meets material specifications.

Third-Party Manufacturing. The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2011. The Company is subject to monetary penalties if it fails to purchase a minimum volume as specified in the contracts.

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

Our primary competition consists of wood products, which constituted a substantial majority of 2008 decking and railing sales, as measured by linear feet of lumber. A majority of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood/plastic composite segment of the decking and railing market. Our principal competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Fiber Composites, LLC, Tamko Building Products, Inc., Timbertech Limited, and Universal Forest Products, Inc.

We also compete with decking products made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, this segment accounted for only a very small percentage of 2008 decking sales. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance. We believe that Trex Escapes, an ultra-low maintenance cellular PVC deck board, is superior, both in terms of product aesthetics and physical properties, to 100% plastic lumber products available in the market.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2008 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

We have obtained two patents for complementary methods of preparing the raw materials for the manufacturing phase of production, one patent on an apparatus for implementing one of the methods, and one patent on a tool for use with the installation of the decking board. We intend to maintain our existing patents in effect until they expire, beginning in 2015, as well as to seek additional patents as we consider appropriate. At December 31, 2008, we were pursuing four patent applications directed to an improved product.

We consider our trademarks to be of material importance to our business plans. The U.S. Patent and Trademark Office has granted us federal registrations for many of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We do not generally register any of our copyrights with the U.S. Copyright Office, but rely on the protection afforded to such copyrights by the U.S. Copyright Act. This law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered. We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

See “Legal Proceedings” in Item 3 of this report for information about a pending lawsuit involving intellectual property to which we are a party.

Employees

At December 31, 2008, we had approximately 600 full-time employees, approximately 400 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 15, 2009.

Name	Age	Positions with Company
Ronald W. Kaplan	57	President and Chief Executive Officer; Director
James E. Cline	57	Vice President and Chief Financial Officer
William R. Gupp	49	Vice President and General Counsel
F. Timothy Reese	56	Vice President, Operations
Andrew U. Ferrari	62	Chairman
William F. Andrews	77	Director
Paul A. Brunner	73	Director
Jay M. Gratz	56	Director
Frank H. Merlotti, Jr.	58	Director
Patricia B. Robinson	56	Director

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

James E. Cline has served as Vice President and Chief Financial Officer of the Company since March 2008 Mr. Cline served from July 2005 through December 2007 as the President of Harsco GasServ, a subsidiary of Harsco Corporation and a manufacturer of containment and control equipment for the global gas industry. From January 2008 through February 2008, in connection with the purchase of Harsco GasServ by Taylor-Wharton International LLC, which is owned by Windpoint Partners Company, Mr. Cline served as a consultant to the buyers by providing transition management and financial services. From April 1994 through June 2005, Mr. Cline served as the Vice President and Controller of Harsco GasServ. Mr. Cline served in various capacities with Huffy Corporation from June 1976 to February 1994, including as the Director of Finance of its True Temper Hardware subsidiary, a manufacturer of lawn care and construction products with nine manufacturing locations in the United States, Canada and Ireland. Mr. Cline received a B.S.B.A. degree in accounting from Bowling Green State University.

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

F. Timothy Reese has served as Vice President, Operations of the Company since February 2008. From March 2007 through January 2008, Mr. Reese served as Operations Director for the Americas Region of DuPont Teijin Films, a DuPont Teijin Films U.S. Limited Partnership and producer of polyester films. From 1979 to

March 2007, Mr. Reese served in various positions with DuPont, including Global Director, Business and Integrated Operations, DuPont High Performance Films, from November 1995 through November 1998; Director/Plant Manager, Global Operations, Cyrel® Packaging Graphics Products, from December 1998 through May 2000; Director, Global Operations and Six Sigma Champion, Cyrel® Packaging Graphics Products, from June 2000 through February 2001; and Director/Plant Manager in multiple assignments from March 2001 through February 2007, including in Corporate Operations, Human Resources and DuPont Chemical Solutions Enterprise. Mr. Reese served in the U.S. Navy and received a B.S. in ocean engineering with an emphasis on mechanical engineering from the U.S. Naval Academy.

Andrew U. Ferrari has served as a director of the Company since September 1998 and as Chairman since January 2008. Mr. Ferrari served as Chief Executive Officer of the Company from August 2007 through December 2007, and as President and Chief Operating Officer of the Company from August 2005 through July 2007. From March 2003 through August 2005, Mr. Ferrari was a marketing and business development consultant. Mr. Ferrari served as Executive Vice President of Marketing and Business Development of the Company from October 2001 through March 2003, and of TREX Company, LLC, which was the Company’s wholly-owned subsidiary until December 31, 2002, from October 2001 through December 2002. He served as Executive Vice President of Sales and Marketing of the Company from September 1998 to October 2001 and of TREX Company, LLC from August 1996 to October 2001. From 1989 to 1996, Mr. Ferrari held various positions with Mobil Chemical, including Director of Sales and Marketing of the Composite Products Division, New Business Manager, and Marketing Director of the Consumer Products Division. Mr. Ferrari received a B.A. degree in economics from Whitman College and an M.B.A. degree from Columbia University.

William F. Andrews has served as a director of the Company since April 1999. Mr. Andrews has served as Chairman of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001, and as Chairman of the Singer Sewing Company, a manufacturer of sewing machines, since 2004. Mr. Andrews served as Chairman of Corrections Corporation of America from 2000 to 2008 and is now the Chairman of the Executive Committee of the Board. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994, and served as Chairman of Allied Aerospace Company from 2000 to 2006. Prior to 2002, he served in various positions, including Chairman of Scovill Fasteners Inc.; Chairman of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation and O’Charley’s Restaurants. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A degree in marketing from Seton Hall University.

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

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking and railing sales. Our ability to grow will depend largely on our success in converting the current demand for wood in decking, railing, fencing, and trim applications into a demand for Trex products. To increase our market share, we must overcome:

•	the consumer lack of awareness of the value of non-wood decking, railing, fencing and trim alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the greater initial expense of Trex decking, railing, fencing and trim compared to wood;

•	the established relationships existing between suppliers of wood decking, railing, fencing and trim products and contractors and homebuilders; and

•	the competition from other wood alternative manufacturers.

In addition to the above, substantially all of our revenues are derived from sales of our proprietary wood/plastic composite material. Although we have developed, and continue to develop, new products made from other materials, if we should experience significant problems, real or perceived, with product quality or acceptance of the Trex wood/polyethylene composite material, our lack of product diversification could have a significant adverse impact on our net sales levels.

Our prospects for sales growth and profitability may be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant increases in product replacement and consumer relations expenses related to a small portion of our production at our Fernley, Nevada manufacturing facility and have increased our warranty reserve accordingly. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Future increases to the warranty reserve would have an adverse effect on our profitability in the periods in which we make such increases. Increases we made to the warranty reserve in 2007 had a material adverse effect on 2007 profitability and payments for related claims had a material adverse effect on our cash flow in 2007 and 2008.

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

The production of Trex Wood-Polymer® requires substantial amounts of wood fiber and PE material. Our business strategy is to create a substantial cost advantage over our competitors by using recycled plastic and reclaimed wood. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet our quality requirements, entering into long-term arrangements with suppliers and managing the collection of supplies from geographically dispersed distribution centers and off-shore sources.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the health of the economy in general, and the level of activity in home improvements and, to a much lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, consumer spending habits, employment, interest rates and inflation. Market conditions in the housing industry have slowed significantly in recent periods, particularly in new home construction. Home equity values in many markets have decreased significantly, adversely affecting the availability of home equity withdrawals, which have resulted in decreased home improvement spending. In 2008, the U.S. economy entered into a recession. We cannot predict how long the recession will last and whether the downward trend in home remodeling and new home construction will continue or worsen. Any continued economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, fencing or trim, which could adversely affect the demand for our products.

Our performance may suffer if we do not compete effectively in the highly competitive decking, railing, fencing and trim markets.

We must compete with an increasing number of companies in the wood/plastic composites segment of the decking, railing, fencing and trim markets and with wood producers that currently have more production capacity than is required to meet the demand for such products. Our failure to compete successfully in such markets could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Many of our competitors in the decking, railing, fencing and trim markets that sell wood products have significantly greater financial, technical and marketing resources than we do. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new non-wood alternatives that are more competitive with Trex products.

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

At December 31, 2008, we had $176.3 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. Of our net property, plant and equipment at December 31, 2008, approximately $42.7 million is located at our Olive Branch, Mississippi manufacturing facility. We suspended manufacturing operations at the Olive Branch facility in the third quarter of 2007 for an indeterminate period. Changes in our plans regarding the future operation of the facility or the expected cash flows generated by the facility in the future may result in material impairment charges and reduced earnings.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2008, we had $133.8 million of total indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;

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

In addition, our senior secured credit facility and bond reimbursement agreement impose operating and financial restrictions that may limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions may limit our ability to:

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

Our ability to make scheduled principal and interest payments on our real estate loans, convertible notes and bond loan agreement, borrow and repay amounts under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate sufficient cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility or bond reimbursement agreement, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, real estate loans and bond reimbursement agreement, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 40,000 square feet of office space, under a lease that expires in May 2011. In anticipation of relocating our corporate headquarters to Dulles, Virginia, we entered into a lease agreement in 2005, which expires in 2019. The Dulles lease agreement provides for our initial occupancy of 55,047 square feet of office space, which will increase during the lease term to 80,071 square feet in mid-2012. We reconsidered our decision to relocate our corporate headquarters in 2005 and decided not to move. As of January 10, 2008, we had executed subleases for the entire space we currently lease. The terms of the existing subleases extend through years 2012 to 2015. For a description of our financial reporting in connection with the Dulles lease agreement, see note 13 to our consolidated financial statements appearing elsewhere in this report.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our original manufacturing facility, which contains approximately 115,000 square feet of space, our research and development technical facility, which contains approximately 30,000 square feet of space, a mixed-use building, which contains approximately 173,000 square feet of space, and an additional manufacturing facility, which contains approximately 150,000 square feet of space. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations. In September 2007, we suspended operations at our Olive Branch facility for an indeterminate period of time and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Management believes that as general macroeconomic conditions improve and demand for our products continues to increase we will need to resume operations at the Olive Branch facility.

We lease a total of approximately 1,150,000 square feet of storage warehouse space under leases with expiration dates ranging from 2009 to 2015. For information about these leases, see note 10 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease substantially all of our forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2008, we spent a total of $7.8 million on capital expenditures, primarily to make process and productivity improvements. We estimate that our capital expenditures in 2009 will be approximately $10 million. We expect to use these expenditures principally to make process and productivity improvements and upgrade systems.

Item 3.	Legal Proceedings

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

On September 25, 2008, the Company commenced a lawsuit against Mr. Nystrom in Virginia Circuit Court for various causes of action, including defamation. On September 26, 2008, Mr. Nystrom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit appealing the District Court’s grant of summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. On October 16, 2008, the Company and Mr. Nystrom signed a Dismissal and Tolling Agreement which provided that the Federal District Court action relating to the second patent and the Company’s action in Virginia Circuit Court would both be dismissed without prejudice pending the decision of the Federal Court of Appeals on the District Court’s decision relating to the first patent.

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by Eric Ross and Bradley S. Hureth generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by Mark Okano making similar allegations. The Company believes that both lawsuits are without merit.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to our security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, under the symbol “TWP” since April 8, 1999. The table below shows the reported high and low sale prices of our common stock for each quarter during 2007 and 2008 as reported by the New York Stock Exchange:

2008	High	Low
First Quarter	$9.00	$6.42
Second Quarter	14.17	7.76
Third Quarter	21.73	8.83
Fourth Quarter	18.46	9.54

2007	High	Low
First Quarter	$27.70	$21.13
Second Quarter	22.40	18.00
Third Quarter	20.91	10.36
Fourth Quarter	12.48	5.34

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

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2003 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2004, 2005, 2006, 2007 and 2008.

	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Trex Company	$100.00	$138.07	$73.85	$60.27	$22.41	$43.34
Russell 2000	$100.00	$118.33	$123.72	$146.44	$144.15	$95.44
S&P 600 BPI	$100.00	$131.48	$150.42	$158.55	$138.87	$109.32

Other Stockholder Matters

As of March 6, 2009, there were approximately 248 holders of record of our common stock.

In 2008, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2004, 2005, 2006, 2007 and 2008 and for each of the years in the five-year period ended December 31, 2008.

•

The selected financial data as of December 31, 2007 and 2008 and for each of the years in the three-year period ended December 31, 2008 are derived from our audited consolidated financial statements appearing elsewhere in this report.

•	The selected financial data as of December 31, 2004, 2005 and 2006 and for the years ended December 31, 2004 and 2005 are derived from our financial statements which have been audited.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2004	2005	2006	2007 (1)	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$253,628	$294,133	$336,956	$328,952	$329,194
Cost of sales	150,793	213,897	257,671	289,529	237,808

Gross profit	102,835	80,236	79,285	39,423	91,386
Selling, general and administrative expenses	56,351	77,378	73,223	119,439	69,320

Income (loss) from operations	46,484	2,858	6,062	(80,016)	22,066
Interest expense, net	3,064	2,626	3,011	8,995	9,552

Income (loss) before income taxes	43,420	232	3,051	(89,011)	12,514
Provision (benefit) for income taxes	15,933	(2,019)	708	(13,099)	(1,038)

Net income (loss)	$27,487	$2,251	$2,343	$(75,912)	$13,552

Basic earnings (loss) per share	$1.88	$0.15	$0.16	$(5.10)	$0.91

Basic weighted average shares outstanding	14,636,959	14,769,799	14,829,832	14,884,174	14,956,927

Diluted earnings (loss) per share	$1.85	$0.15	$0.16	$(5.10)	$0.90

Diluted weighted average shares outstanding	14,834,718	14,879,661	14,892,966	14,884,174	15,113,083

Cash Flow Data:
Cash provided by (used in) operating activities	$45,265	$11,234	$(4,038)	$(1,163)	$33,042
Cash used in investing activities	(56,319)	(29,374)	(27,743)	(24,035)	(8,594)
Cash provided by (used in) financing activities	26,859	(4,432)	31,058	24,592	(1,325)

Other Data (unaudited):
EBITDA (2)	$60,197	$18,997	$26,324	$(57,525)	$47,942

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$44,926	$1,395	$672	$66	$23,189
Working capital	78,910	40,061	29,559	56,582	78,522
Total assets	286,772	285,714	352,317	328,726	320,521
Total debt	78,497	73,606	104,637	133,972	133,803
Total stockholder’s equity	$159,937	$164,708	$169,415	$94,027	$109,488

(1)	Year ended December 31, 2007 materially affected by increases to the warranty reserve, product returns and tax valuation allowance as disclosed in the Company’s previous filings.

(2)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Net income (loss)	$27,487	$2,251	$2,343	$(75,912)	$13,552
Plus interest expense, net	3,064	2,626	3,011	8,995	9,552
Plus income tax provision (benefit)	15,933	(2,019)	708	(13,099)	(1,038)
Plus depreciation and amortization	13,713	16,139	20,262	22,491	25,876

EBITDA	$60,197	$18,997	$26,324	$(57,525)	$47,942

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Overview

General. Trex Company, Inc., (the “Company”), is the largest U.S. manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. The Company offers a comprehensive set of aesthetically durable, low maintenance product offerings and believes that the range and variety of our product offerings allow consumers to design personal outdoor living space using Trex brand products.

The Company has six decking product lines: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® and Trex Escapes® two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing® a fencing product, Trex Seclusions® and a cellular PVC outdoor trim product, TrexTrim™. In addition, the Company offers Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

The Company’s products are primarily manufactured from waste wood fiber and reclaimed polyethylene, which is sometimes referred to as “PE material” in this report. The Company’s primary manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. The Company has many proprietary and skill-based advantages in this process. The Company believes that the use of recycled raw materials gives it a low-cost competitive advantage in the composite decking industry. The Company outsources the production of certain products to third-party manufacturers.

Management considers growth in net sales, gross margin, selling, general and administrative expenses, and net income as key indicators of our operating performance. Growth in net sales reflects consumer acceptance of the Company’s decking, railing, fencing and trim products, the demand for Trex over competing products, the success of our branding strategy, the effectiveness of our distributors, and the strength of our dealer network and contractor franchise. Management emphasizes gross margin as a key measure of performance because it reflects the Company’s ability to price its products accurately and to manage effectively its manufacturing unit costs. Managing selling, general and administrative expenses is important to support profitable growth. The Company’s investment in research and development activities, which is included in selling, general and administrative expenses, enables it to enhance manufacturing operations, develop new products and analyze new technologies. Management considers net income to be a measure of the Company’s overall financial performance.

The Company reported net income of $13.6 million on $329.2 million of net sales for the year ended December 31, 2008 compared to a net loss of $75.9 million on $329.0 million of net sales for the year ended December 31, 2007. Diluted earnings (loss) per share rose in 2008 to $0.90 from ($5.10) in 2007.

Management took several actions in 2007 and 2008 to streamline the Company’s operations, reduce costs and improve liquidity. In September 2007, the Company’s board of directors approved a plan to reduce operating costs and improve the efficiency of the Company’s manufacturing operations. Under the plan, the Company suspended operations at its manufacturing facility in Olive Branch, Mississippi, for an indeterminate period and consolidated all of its manufacturing operations into its other two plants, located in Winchester, Virginia and Fernley, Nevada. Further improvements to the Company’s manufacturing operations and cost reductions initiatives enacted during 2008 resulted in positive effects on gross margins and reduced selling, general and administrative expenses.

The Company continues to focus on effective management of raw material costs and broadening the range of material it can use to produce a consistent, high-quality product. During recent years the Company applied a significant portion of its capital investments to the purchase and installation of PE material processing equipment. These investments have enabled the Company to enhance the management of its cost of PE material and to improve its manufacturing performance.

Management is also committed to reducing inventory levels and improving cash flow from operations. Inventories declined by $18.9 million and $23.2 million in 2007 and 2008, respectively, and cash flow from operations improved significantly in 2008 compared to 2007.

Nevada Facility Product Replacement and Warranty Reserve. The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price. The Company maintains a warranty reserve to provide for estimated future expenses as a result of product defects that result in claims.

As previously reported, during the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to Trex products produced at the Nevada manufacturing facility beginning in 2003 that exhibited surface defects. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006.

In 2007, the Company increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007 and $1.5 million in the three months ended December 31, 2007. During 2008, the Company continued to fund payments for product defect claims from the established reserve.

The costs related to the replacement of product material are reflected in net sales as product replacement costs, thereby reducing net sales, while the costs related to installation labor are reflected in selling, general and administrative expenses as consumer relations expenses. These costs had a material adverse effect on 2007 profitability but did not have a material adverse effect on 2008 profitability.

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

The Company was advised by one of its distributors, which accounted for approximately 11% of the Company’s gross sales in the year ended December 31, 2008, that it was terminating its agreement with the

Company effective September 17, 2008. Subsequently, the Company secured new and existing distributors to distribute its products in the affected territories previously serviced by the terminated distributor. The transition of the affected territories to the new distributors did not have a material adverse effect on the Company’s annual net sales or operating results.

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

Inventories. The Company accounts for its inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. The Company believes that its current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, has not established significant reserves for estimated slow moving products or obsolescence. The Company has written down to its estimated market value the estimated portion of PE material and other raw materials that are not consumable. At December 31, 2008, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $30.3 million. The Company cannot estimate at this time the effect of future reductions, if any, in inventory levels on its future operating results.

Long-Lived Assets. In accordance with the Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The depreciable lives of these assets range from three to 40 years. Estimates of the useful lives are based, in part, upon historical performance of similar assets. The Company periodically reviews the remaining estimated useful lives of property, plant and equipment to determine if any revisions to the estimates are necessary. Changes to the estimate of the useful lives of property, plant and equipment could have a material effect on the Company’s financial position or results of operations.

Of the Company’s $176.3 million of net property, plant and equipment at December 31, 2008, approximately $42.7 million is located at the Olive Branch, Mississippi manufacturing facility. The Company suspended manufacturing operations at the Olive Branch facility in the third quarter of 2007 for an indeterminate period. Management believes that as general macroeconomic conditions improve and demand for the Company’s products continues to increase the Company will need to resume operations at the Olive Branch facility. Changes in the plans regarding the future operation of the facility or the expected cash flows generated by the facility in the future may result in material impairment charges and reduced earnings.

Product Warranty. The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. During 2008, the Company continued to fund payments for product defect claims from the established reserve. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see notes 2 and 13 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 80,071 square feet in 2012. As of January 10, 2008, the Company had executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases extend through years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Contingencies and Other Liabilities. The Company is subject, from time to time, to various lawsuits and other claims related to patent infringement, product liability and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. The Company makes a determination of the amount of reserves required, if any, for these contingencies after an analysis of each lawsuit and claim. The required reserves may change in the future as a result of new developments in any such matter or changes in approach, such as a change in settlement strategy in dealing with a particular matter. In the opinion of management, adequate provision has been made for any probable losses as of December 31, 2008.

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

Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several sales incentive programs to dealers and distributors, including rebates, pricing discounts, extended terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. The Company accounts for consideration made pursuant to these programs in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). With the exception of cooperative advertising, the Company classifies sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. The Company’s cooperative advertising program meets the requirements of EITF Issue 01-09, paragraph 9 for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. Cooperative advertising costs are accrued as incurred.

Valuation of Deferred Tax Assets. The Company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. At December 31, 2008, the Company had a valuation allowance of $15.2 million primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2008, management determined that it is not more likely than not that its excess deferred tax assets will be realized.

Stock-Based Compensation. Under the provisions of FAS 123(R), we calculate the grant date fair value of share-based awards using the Black-Scholes valuation model for grants subsequent to the adoption of FAS 123(R). Determining the fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares and forfeiture rates of the awards. Prior to adopting FAS 123(R), we recognized forfeitures only as they occurred. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

As mandated by FAS 123(R), beginning in the first quarter of 2006, we also report the benefits of tax deductions in excess of recognized compensation expense as a financing cash inflow in the consolidated statements of cash flows. Prior to the adoption of FAS 123(R), we reported these tax benefits as an operating cash flow.

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2006	2007	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	88.0	72.2

Gross profit	23.5	12.0	27.8
Selling, general and administrative expenses	21.7	36.3	21.1

Income (loss) from operations	1.8	(24.3)	6.7
Interest expense, net	0.9	2.7	2.9

Income (loss) before taxes and extraordinary item	0.9	(27.1)	3.8
Provision (benefit) for income taxes	0.2	(4.0)	(0.3)

Net income (loss)	0.7%	(23.1%)	4.1%

2008 Compared to 2007

Net Sales. Net sales in 2008 increased 0.1% to $329.2 million from $329.0 million in 2007. Net sales in 2007 were adversely affected by charges of $37.8 million. The Company recorded $25.5 million of charges against net sales for product replacement expenses, driven by the increase in the warranty liability recorded in 2007 and $12.3 million of charges against net sales for distributor credits primarily related to the voluntarily return of product. Payments for the product replacement were recognized against the existing warranty liability during 2008 and, therefore, did not affect net sales. Before giving effect to these charges, net sales in 2008 were $329.2 million compared to $366.8 million in 2007 which represents a 10.2% decrease. In 2008 sales volume decreased by 14.6% and was partially offset by a 5.7% increase in the average price per unit. The Company believes that the decrease in sales volume is a result of lower consumer demand attributable to poor macroeconomic conditions, which includes continued softness in the building materials industry, the erosion of home values and the tightening of the credit market. The increase in average price per unit is primarily a result of a January 2008 price increase of 7.0% and a favorable mix of products sold.

Gross Profit. Gross profit increased 131.8% to $91.4 million in 2008 from $39.4 million in 2007. Gross profit in 2007 was adversely affected by $37.8 million of charges discussed above in “Net Sales” and $11.0 million recognized in cost of sales primarily related to inventory valuation adjustments for certain inventories reclaimed for use in the manufacturing process. Gross profit in 2008 was adversely impacted by aggregate charges of $4.4 million comprised of $2.9 million of inventory valuation adjustments primarily related to certain inventories being reclaimed for use in the manufacturing process, $0.9 million of freight charges to move inventories from the idled Olive Branch facility to the Company’s two other production facilities and $0.6 million of charges recognized upon a writedown of certain assets. Before giving effect to these charges gross profit in 2008 and 2007 was $95.8 million and $88.2 million, respectively, an improvement of $7.6 million or 8.6%. The $7.6 million increase was primarily attributable to lower unit manufacturing costs partially offset by the 14.6% decrease in sales volume. The lower manufacturing costs resulted primarily from production efficiencies and cost containment initiatives. Before giving effect to the aforementioned charges, gross profit as a percentage of net sales, or gross margin, increased to 29.1% in 2008 from 24.1% in 2007. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 6.5% increase in gross margin and the affects of the 2008 price increase and product mix, which accounted for a 4.1% increase in gross margin in 2008 as compared to 2007. The positive effect of the foregoing factors on gross margin in 2008 was offset, in part, by the negative effect on gross margin of 5.6% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 42.0% to $69.3 million in 2008 from $119.4 million in 2007. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.1% in 2008 from 36.3% in 2007. Selling, general and administrative expenses in 2007 reflected $40.4 million of expenses related to replacement of product that exhibited surface defects, primarily driven by the increase in the warranty liability and $6.1 million of charges for losses on disposal of fixed assets, partially offset by a $3.25 million recovery pursuant to a settlement with ExxonMobil for the recovery of legal fees. Payment for claims related to the aforementioned surface defects were recognized against the existing warranty liability during 2008 and, therefore, did not affect selling, general and administrative expenses. In 2008 selling, general and administrative expenses were adversely affected by incremental incentive compensation of $7.2 million, $1.0 million of severance expense primarily related to the Company’s reduction in force, $0.8 million related to a patent infringement legal proceeding and $0.5 million for losses on disposal of fixed assets. Before giving effect to these charges, selling, general and administrative expenses in 2008 and 2007 were $59.7 million and $76.2 million, respectively, a decrease of $16.5 million or 21.7%. The $16.5 million lower selling, general and administrative expenses in 2008 were comprised principally of a decrease in salaries and personnel related expenses of $7.2 million, a $5.6 million reduction in branding expense, a $2.8 million reduction in allowance for doubtful accounts and a $1.2 million decrease in professional fees.

Interest Expense. Net interest expense increased 6.2% to $9.6 million in 2008 from $9.0 million in 2007. The increase in net interest expense was primarily related to a $0.8 million reduction of interest capitalized in 2008 as compared to 2007 due to less capital spending in 2008 and a $0.5 million increase in unrealized losses related the change in the fair value of interest rate swaps in 2008 as compared to 2007. These factors were partially offset by a $0.6 million prepayment penalty recorded in 2007 related to the payment of the Company’s Senior Secured Notes.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $1.0 million in 2008 compared to a benefit for income taxes of $13.1 million in 2007. The related effective tax rates were a benefit of 8.3% in 2008 and a benefit of 14.7% in 2007. The lower effective tax rate in 2007 resulted from the Company recording a valuation allowance of $19.4 million that significantly reduced the benefit recognized on its “loss before provision for income taxes.” The Company recorded the allowance due to uncertainty regarding the future realization of its excess deferred tax assets. The low effective tax rate in 2008 resulted primarily from the $6.6 million reduction of the aforementioned valuation allowance that offset the statutory tax expense recorded on the Company’s “income before provision for income taxes,” and, to a lesser extent, the $0.5 million benefit recognized due to the reversal of liabilities related to uncertain tax positions upon the expiration of their statute of limitations and the recognition of certain refundable federal tax credits of $0.2 million.

2007 Compared to 2006

Net Sales. Net sales in 2007 decreased 2.4% to $329.0 million from $337.0 million in 2006. Net sales in 2007 were adversely affected by charges of $37.8 million. The Company recorded $25.5 million of charges against net sales for product replacement expenses, driven by the increase in the warranty liability recorded in

2007 and $12.3 million of charges against net sales for distributor credits primarily related to the voluntarily return of older-generation Trex Accents products. Net sales in 2006 were adversely affected by charges of $3.6 million for product replacement expenses. Before giving effect to these charges, net sales in 2007 were $366.8 million compared to $340.5 million in 2006 which represents a 7.7% increase. The increase in net sales was primarily attributable to an increase in revenue per product unit and lower sales discounts. The increase in revenue per product unit resulted from a price increase of 7% on all products effective in May 2006. Lower sales discounts resulted from lower costs under the Company’s early buy sales program and the extension of fewer incentives to distributors in the Company’s annual sales discount programs.

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

Gross Profit. Gross profit decreased 50.3% to $39.4 million in 2007 from $79.3 million in 2006. Gross profit in 2007 was adversely affected by $37.8 million of charges discussed above in “Net Sales” and $11.0 million recognized in cost of sales primarily related to inventory valuation adjustments for certain inventories reclaimed for use in the manufacturing process. Gross profit in 2006 was adversely impacted by the $3.6 million of charges discussed in “Net Sales”. Before giving effect to these charges gross profit in 2007 and 2006 was $88.2 million and $82.9 million, respectively, an increase of $5.3 million or 6.5%. The $5.3 million increase was primarily attributable to the 2006 price increase which was partially offset by higher unit manufacturing costs, which resulted principally from production inefficiencies and lower manufacturing utilization. Before giving effect to the aforementioned charges, gross profit as a percentage of net sales, or gross margin, decreased to 24.1% in 2007 from 24.3% in 2006. Such decrease in gross margin in 2007, resulted from a decrease in production rates and yields, higher raw materials costs and higher labor and manufacturing costs due to product quality initiatives and lower manufacturing utilization, which accounted for a 5.5% decrease in gross margin. The negative effect of these factors in 2007 was offset in part by higher sales prices and an improved product mix, which accounted for a 5.3% increase in gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 63.1% to $119.4 million in 2007 from $73.2 million in 2006. Selling, general and administrative expenses in 2007 reflected $40.4 million of expenses related to replacement of product that exhibited surface defects, primarily driven by the increase in the warranty liability and $6.1 million of charges for losses on disposal of fixed assets, partially offset by a $3.25 million recovery pursuant to a settlement with ExxonMobil for the recovery of legal fees. In 2006 selling, general and administrative expenses were adversely affected by $6.6 million of expense related to replacement of product that exhibited surface defects. Before giving effect to these charges, selling, general and administrative expenses in 2007 and 2006 were $76.2 million and $66.6 million, respectively, an increase of $9.6 million or 14.4%. The $9.6 million increase principally resulted from $4.6 million of expense related to the suspension of operation of the Company’s Olive Branch, Mississippi manufacturing facility, a $3.5 million increase in personnel-related costs, and an increase of $3.3 million in branding expenses. As a result of the suspension of operations at the Olive Branch facility, all costs related to the facility are recognized in selling, general and administrative expenses until such time as the facility is placed back into service. The $4.6 million of expense recognized in 2007 in selling, general and administrative expenses related to the Olive Branch facility consisted of $3.3 million of costs specifically related to the suspension of operations and $1.3 million of ongoing costs, which primarily reflected depreciation charges of $1.0 million. The $3.3 million of incremental costs specifically related to the suspension of operations included personnel costs and raw material storage costs under contractual commitments, including a $0.4 million contract termination charge on a leased facility for raw material storage and inventory management costs associated with transfers of raw material and finished goods inventory to the Company’s Winchester, Virginia and Fernley, Nevada manufacturing plants. The effect of these factors was offset in part by a $2.0 million decrease in expenses associated with the lease for office space the Company is subletting.

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

Sources and Uses of Cash. Net cash provided by operating activities totaled $33.0 million in 2008 compared to net cash used in operating activities of $1.2 million in 2007. The Company generated operating cash flow before the change in operating assets and liabilities of $42.5 million in 2008 compared to a use of $55.3 million before the change in operating assets and liabilities in 2007. The increase is attributable to a net increase of $89.5 million in net income combined with an increase of $3.4 million in depreciation and amortization. Net changes in operating assets and liabilities decreased $9.4 million in 2008 compared to an increase $54.1 million in 2007. The decrease in cash flow related to changes in operating assets and liabilities resulted primarily from decreases in accounts payable and accrued expenses, primarily as a result of warranty payments, offset in part by decreases in inventories. In 2008, inventories decreased $23.2 million compared to a decrease of $18.9 million in 2007. In 2008, accounts payable and accrued expenses decreased $12.5 million compared to an increase of $19.3 million in 2007. Net cash used in operations decreased $2.9 million in 2007 from 2006 as a result of decreased working capital usage and lower net income.

Net cash used in investing activities totaled $8.6 million in 2008 compared to cash used in investing activities of $24.0 million in 2007. This reduction was a direct result in reduced capital expenditures in 2008 compared to 2007. Capital expenditures in 2008 were applied primarily to the purchase of plastic reprocessing equipment and other equipment to improve product quality and reduce costs. In 2007, net cash used in investing activities totaled $24.0 million compared to $27.7 million in 2006.

Net cash used in financing activities was $1.3 million in 2008 compared to cash provided for financing activities of $24.6 million in 2007. In 2008, the Company reduced net debt by $1.2 million and repaid borrowings under the revolving credit facility. In 2007, the $94.2 million of net proceeds received by the Company from its sale of $97.5 million principal amount of convertible senior subordinated notes was offset in part by net debt reductions of $45.7 million under its revolving credit facility and $24.0 million under its outstanding senior secured notes, which were repaid with such net proceeds. Net cash provided by financing activities was $24.6 million in 2007, compared to net cash provided by financing activities of $31.1 million in 2006.

Indebtedness. At December 31, 2008, the Company’s indebtedness, including the fair value of the interest rate swaps, totaled $133.8 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.57%.

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

After June 18, 2007, the Company entered into additional amendments to its debt agreements, including the credit agreement and the reimbursement agreement, as discussed below under “Compliance with Debt Covenants.”

Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. As of December 31, 2007, and 2008, respectively, no amount was outstanding under the revolving credit facility and the borrowing base totaled approximately $52.6 million and $63.8 million, respectively.

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

The Company was in compliance with all covenants contained in its loan agreements at December 31, 2008.

Effective January 1, 2009, financial covenants related to the credit agreement and reimbursement agreement with BB&T and JPMorgan reset to the following so that:

•

the Company’s senior debt ratio, or ratio of consolidated senior debt to consolidated EBITDA (as defined for purposes of the agreements), may not be greater than (a) 3.0 to 1 for the period commencing January 1, 2009 to and including March 31, 2009 and (b) thereafter (A) 2.5 to 1 for any measurement period ending June 30 or September 30, and (B) 3.0 to 1 for any measurement period ending December 31 or March 31;

•

the Company’s fixed charge coverage ratio, or ratio of consolidated EBITDA to fixed charges (as defined for purposes of the agreements), may not be less than (a) 1.4 to 1 for any measurement period commencing after January 1, 2009;

•

The Company’s ratio of total consolidated debt to total consolidated capitalization (as defined for purposes of the agreements) may not be greater than (a) 60% for the period commencing January 1, 2009 to and including March 31, 2009, and (b) thereafter (A) 50% for each period commencing April 1 of a calendar year to and including September 30 of such calendar year, and (B) 60% for each period commencing October 1 of a calendar year to and including March 31 of the immediately succeeding calendar year; and

•

the Company’s consolidated tangible net worth (as defined for purposes of the agreements) may not be less than the sum of (a) $85 million, (b) 100% of the net proceeds of all stock issued after January 1, 2008, plus (c) 50% of consolidated net income after December 31, 2007 (taken as one accounting period), but excluding from such calculation of consolidated net income for purposes of (c) any quarter in which consolidated net income is negative.

Contractual Obligations. The following tables show, as of December 31, 2008, the Company’s contractual obligations and commercial commitments, which consist primarily of long-term debt, interest payments on long-term debt, purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$131,734	$1,293	$5,986	$98,834	$25,621
Interest payments on long-term debt (1)	27,719	6,530	12,788	4,047	4,354
Purchase commitments (2)	99,971	32,771	67,200	—	—
Operating leases	47,557	7,792	13,267	9,454	17,044

Total contractual cash obligations	$306,981	$48,386	$99,241	$112,335	$47,019

(1)	A portion of the interest expense disclosed is subject to variable interest rates. The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2008.
(2)	Purchase commitments represent supply contracts with third-party manufacturers.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a substantial portion of its variable-rate debt to fixed-rate obligations. At December 31, 2008, the fair value of the debt-related derivatives was $2.1 million and was classified as a long-term liability.

The Company does not have off-balance sheet financing arrangements other than its operating leases.

Capital and Other Cash Requirements. The Company made capital expenditures of $27.7 million in 2006, $24.0 million in 2007 and $7.8 million in 2008, primarily to make process and productivity improvements. The Company currently estimates that its capital expenditures in 2009 will be approximately $10 million. Capital expenditures in 2009 are expected to be used primarily to make process and productivity improvements and upgrade systems.

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

The Company’s major market risk exposure is to changing interest rates. The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a substantial portion of its variable-rate debt to fixed-rate obligations. The Company had outstanding debt of $131.7 million at December 31, 2008, $97.5 million of which is fixed-rate debt. Of the remaining $34.2 million, $27.1 million was effectively converted to a fixed rate through the use of fixed-for-floating interest rate swaps. The remaining $7.1 million, 5.4% of the Company’s total debt outstanding at December 21, 2008, is variable-rate debt, $2.1 million of which is LIBOR-based and $5.0 million of which is based on auction rates and is reset weekly.

Changes in interest rates affect the fair value of the Company’s fixed-rate debt. The fair value of the Company’s long-term fixed-rate debt at December 31, 2008, consisting of the Company’s convertible notes, was approximately $66.6 million. This fair value was based on an analysis of actual market transactions. Prices for transactions vary with market conditions and can be affected by trade size and other factors. Thus, this fair value may not be indicative of the value at which the debt may ultimately settle. Based on balances outstanding at December 31, 2008, a 1% change in interest rates would change the fair value of the Company’s long-term fixed-rate debt by approximately $2.9 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of the Company’s financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

The Company has a purchase agreement for PE material under which it has market risk related to foreign currency fluctuations between the U.S. dollar and the euro. At current purchase levels, such exposure is not material. In addition, the Company had a Euro-denominated note receivable of 1.4 million Euros at December 31, 2008. The exposures to foreign currency fluctuations under the PE purchase agreement and Euro-denominated note receivable are offsetting.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

March 12, 2009	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2009	By:	/s/ JAMES E. CLINE
James E. Cline
Vice President and Chief Financial Officer
(Principal Financial Officer)

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Report on Internal Control Over Financial Reporting” that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Trex Company, Inc.’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 9, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-29 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable or not material and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.11	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.12	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.13	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.18	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed herewith.

10.20	Form of Indemnity Agreement for Officers. Filed herewith.

10.21	Form of Indemnity Agreement for Director/Officers. Filed herewith.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed herewith.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.27	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.28	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.29	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.30	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.31	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.32	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.33	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.34	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.35	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.36	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.37	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.38	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.39	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.40	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.41	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.42	Twelfth Amendment to Credit Agreement, dated as of June 16, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed herewith

10.43	Thirteenth Amendment to Credit Agreement, dated as of November 10, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed herewith.

10.44	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.45	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.46	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.47	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.48	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.49	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.50	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.51	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.52	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.53	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.54	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.55	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.56	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.57	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.58	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc., as of December 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(1). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc., at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, in 2007 the Company changed its method of accounting for uncertain income tax positions to comply with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standard No. 123(R), Shared Based Payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Richmond, Virginia

March 9, 2009

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2008
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$66	$23,189
Accounts receivable (net of allowance for doubtful accounts of $3.1 million and $1.5 million in 2007 and 2008, respectively)	6,588	13,555
Inventories	92,569	69,397
Prepaid expenses and other assets	2,617	5,518
Income taxes receivable	2,376	2,554
Deferred income taxes	16,007	15,578

Total current assets	120,223	129,791

Property, plant and equipment, net	193,944	176,336
Goodwill	6,837	6,837
Other assets	7,722	7,557

Total assets	$328,726	$320,521

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,776	$15,427
Accrued expenses	21,583	22,239
Accrued warranty	21,084	12,310
Current portion of long-term debt	1,198	1,293

Total current liabilities	63,641	51,269
Deferred income taxes	15,763	15,068
Accrued taxes	3,620	2,640
Non-current accrued warranty	18,901	9,546
Debt-related derivatives	1,044	2,069
Long-term debt	131,730	130,441

Total liabilities	234,699	211,033

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,076,738 and 15,310,343 shares issued and outstanding at December 31, 2007 and 2008, respectively	151	153
Additional paid-in capital	66,523	68,965
Accumulated other comprehensive loss	(557)	(1,092)
Retained earnings	27,910	41,462

Total stockholders’ equity	94,027	109,488

Total liabilities and stockholders’ equity	$328,726	$320,521

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007	2008
	(In thousands, except share and per share data)
Net sales	$336,956	$328,952	$329,194
Cost of sales	257,671	289,529	237,808

Gross profit	79,285	39,423	91,386
Selling, general, and administrative expenses	73,223	119,439	69,320

Income (loss) from operations	6,062	(80,016)	22,066
Interest expense, net	3,011	8,995	9,552

Income (loss) before provision for income taxes	3,051	(89,011)	12,514
Provision (benefit) for income taxes	708	(13,099)	(1,038)

Net income (loss)	$2,343	$(75,912)	$13,552

Basic earnings (loss) per common share	$0.16	$(5.10)	$0.91

Basic weighted average common shares outstanding	14,829,832	14,884,174	14,956,927

Diluted earnings (loss) per common share	$0.16	$(5.10)	$0.90

Diluted weighted average common shares outstanding	14,892,966	14,884,174	15,113,083

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
		(Dollars in thousands)
Balance, December 31, 2005	14,889,674	$149	$61,901	$(1,076)	$(481)	$104,215	$164,708
Comprehensive income:
Net income	—	—	—	—	—	2,343	2,343
Net unrealized losses on derivatives, net of tax	—	—	—	—	(344)	—	(344)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	547	—	547

Total comprehensive income	—	—	—	—	—	—	2,546
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(1,076)	1,076	—	—	—
Employee stock purchase and option plans	19,131	—	411	—	—	—	411
Tax benefit of stock options and restricted stock	—	—	51	—	—	—	51
Repurchases of common stock	(14,916)	—	(435)	—	—	—	(435)
Stock-based compensation	20,000	—	2,134	—	—	—	2,134

Balance, December 31, 2006	14,913,889	149	62,986	—	(278)	106,558	169,415
Comprehensive income:
Net income	—	—	—	—	—	(75,912)	(75,912)
Net unrealized losses on derivatives, net of tax	—	—	—	—	(605)	—	(605)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	326	—	326

Total comprehensive income	—	—	—	—	—	—	(76,191)
Employee stock purchase and option plans	23,132	2	299	—	—	—	301
Tax benefit of stock options and restricted stock	—	—	(19)	—	—	—	(19)
Repurchases of common stock	(15,618)	—	(377)	—	—	—	(377)
Stock-based compensation	162,117	—	3,634	—	—	—	3,634
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(2,736)	(2,736)

Balance, December 31, 2007	15,083,520	151	66,523	—	(557)	27,910	94,027
Comprehensive income:
Net income	—	—	—	—	—	13,552	13,552
Net unrealized losses on derivatives, net of tax	—	—	—	—	(718)	—	(718)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	183	—	183

Total comprehensive income	—	—	—	—	—	—	13,017
Employee stock purchase and option plans	27,298	—	229	—	—	—	229
Repurchase of common stock	(9,816)	2	(77)	—	—	—	(75)
Stock-based compensation	219,610	—	2,290	—	—	—	2,290

Balance, December 31, 2008	15,320,612	$153	$68,965	$—	$(1,092)	$41,462	$109,488

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Operating Activities
Net income (loss)	$2,343	$(75,912)	$13,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,262	22,491	25,876
Deferred income taxes	466	(11,394)	(443)
Derivatives	—	160	667
Stock-based compensation	2,134	3,634	2,290
Equity method losses (income)	(119)	(363)	40
Other non-cash expense (income)	(225)	—	—
Loss (gain) on disposal of property, plant and equipment	(1)	6,126	500
Changes in operating assets and liabilities:
Accounts receivable	(5,776)	11,552	(6,967)
Inventories	(54,503)	18,865	23,172
Prepaid expenses and other assets	549	317	(2,665)
Accounts payable	24,667	(20,472)	(4,349)
Accrued expenses	4,445	39,729	(18,453)
Income taxes receivable	1,720	4,104	(178)

Net cash provided by (used in) operating activities	(4,038)	(1,163)	33,042

Investing Activities
Expenditures for property, plant and equipment	(27,702)	(24,035)	(7,814)
Proceeds from sales of property, plant and equipment	—	—	45
Notes receivable, net	—	—	(825)
Investment in Denplax	(41)	—	—

Net cash used in investing activities	(27,743)	(24,035)	(8,594)

Financing Activities
Financing costs	—	(3,603)	(286)
Proceeds from sales of convertible notes	—	97,500	—
Principal payments under mortgages and notes	(9,031)	(25,077)	(1,194)
Borrowings under line of credit	107,663	86,120	44,178
Principal payments under line of credit	(67,601)	(130,252)	(44,178)
Repurchases of common stock	(435)	(377)	(74)
Proceeds from employee stock purchase and option plans	411	300	229
Excess tax effect from stock-based compensation	51	(19)	—

Net cash provided by (used in) financing activities	31,058	24,592	(1,325)

Net increase (decrease) in cash and cash equivalents	(723)	(606)	23,123
Cash and cash equivalents at beginning of year	1,395	672	66

Cash and cash equivalents at end of year	$672	$66	$23,189

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,963	$5,059	$7,820
Cash paid (received) for income taxes, net	$(961)	$(5,056)	$93

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiaries, Winchester Capital, Inc., and Trex Wood-Polymer Espana, S.L. (“TWPE”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and interest rate swap contracts. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2008, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

The Company recorded a decrease to the allowance for doubtful accounts of $0.7 million in the year ended December 31, 2008 as a result of the collection of amounts previously deemed uncollectible. In the years ended

December 31, 2006, 2007 and 2008, sales from certain customers accounted for 10% or more of the Company’s total gross sales. For the year ended December 31, 2006, the Company’s four largest customers represented 24%, 16%, 15% and 11%, respectively, of the Company’s gross sales. For the year ended December 31, 2007, the Company’s three largest customers represented 25%, 13% and 11%, respectively, of the Company’s gross sales. For the year ended December 31, 2008, the Company’s two largest customers represented 26%, and 11%, respectively, of the Company’s gross sales. As of December 31, 2007, two customers represented 18% and 17%, respectively, of the Company’s accounts receivable balance. As of December 31, 2008, three customers represented 26%, 16% and 15%, respectively, of the Company’s accounts receivable balance.

Approximately 28%, 32% and 23% of the Company’s raw materials purchases for the years ended December 31, 2006, 2007 and 2008, respectively, were purchased from its four largest suppliers.

The Company is also exposed to credit loss in the event of nonperformance by the counter-parties to its interest rate swap agreements, but the Company does not anticipate nonperformance by the counter-parties. The amount of such exposure is limited to the unrealized gains, if any, under such agreements. At December 31, 2008, the Company had no unrealized gains on its interest rate swaps.

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

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future.

Of the Company’s $176.3 million of net property, plant and equipment at December 31, 2008, approximately $42.7 million is located at the Olive Branch, Mississippi manufacturing facility. The Company suspended manufacturing operations at the Olive Branch facility in the third quarter of 2007 for an indeterminate period. Management believes that as general macroeconomic conditions improve and demand for the Company’s products continues to increase the Company will need to resume operations at the Olive Branch facility. Changes in the plans regarding the future operation of the facility or the expected cash flows generated by the facility in the future may result in material impairment charges and reduced earnings.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 80,071 square feet in 2012. As of January 10, 2008, the Company had executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases extend through years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Each year, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company conducts an impairment test. For the years ended December 31, 2007 and 2008, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year.

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. During 2008, the Company continued to fund payments for product defect claims from the established reserve. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see Note 13.

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

Pursuant to Emerging Issues Task Force (“EITF”) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several sales incentive programs to dealers and distributors, including rebates, pricing discounts, extended terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. The Company accounts for consideration made pursuant to these programs in accordance with EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). With the exception of cooperative advertising, the Company classifies sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. The Company’s cooperative advertising program meets the requirements of EITF Issue 01-09, paragraph 9 for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. Cooperative advertising costs are accrued as incurred.

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

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2006, 2007 and 2008, research and development costs were $4.2 million, $3.9 million and $3.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2007 and December 31, 2008, $0.8 million and $0.1 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2006, 2007 and 2008, branding expenses, including advertising expenses as described above, were $19.2 million, $22.5 million and $16.9 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2007 and 2008. At December 31, 2008, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $66.6 million based on quoted market prices.

Derivative Instruments

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company accounts for the interest rate swaps as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires derivative instruments to be measured at fair value in the consolidated balance sheets. Changes in the fair value of the derivative instruments not designated as cash flow hedges or the ineffective portion of derivative instruments designated as cash flow hedges are recorded as a gain or loss in income in the current period. Changes in the fair value of a derivative instrument that qualifies and has been designated as a cash flow hedge of a forecasted transaction are initially recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets and are subsequently reclassified to “Interest expense, net” when the forecasted transaction occurs. If a forecasted transaction is no longer probable, the deferred gain or loss in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets is immediately reclassified to income. Gains or losses related to any ineffective portion of cash flow hedges are recognized in income immediately.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. For the years ended December 31, 2006, 2007 and 2008, comprehensive income (loss) was $2.5 million, ($76.2) million and $13.0 million, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Investment in Denplax

During 2000, the Company formed a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). The Company adopted FIN 46 during the first quarter of 2004, which did not have a material impact on the Company’s financial position or results of operations. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. The Company expects to purchase up to approximately 8,000 metric tons of the Denplax plant’s production next year, if the production meets certain material specifications. In the years ended December 31, 2006, 2007 and 2008, the Company purchased 16,552 metric tons for approximately $4.2 million, 11,900 metric tons for approximately $3.3 million, and approximately 10,300 metric tons for approximately $3.6 million, respectively, excluding freight costs. In each such year, the Company’s purchases accounted for substantially all of the Denplax plant’s production. The carrying amount of the Company’s investment in Denplax at December 31, 2008 was approximately $1.5 million. In addition, the Company had outstanding loans due from Denplax totaling approximately $2.0 million and $1.9 million at December 31, 2007 and 2008, respectively.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2 which delays the effective date of SFAS 157 one year for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted this standard effective January 1, 2008 with no impact on its results of operations and financial position. See Note 7 to the accompanying condensed consolidated financial statements for additional disclosure.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company is evaluating the effect of the adoption of SFAS No. 161, but we do not expect the adoption of this standard to have a material impact on its results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The FSP is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to prior periods. The Company is currently evaluating the effect of the adoption of FSP APB 14-1, but expects that the adoption of this standard will have a material effect on its results of operations and financial position as it will result in a material increase in non-cash interest expense recognized in the Company’s results of operations.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2007	2008
Finished goods	$72,916	$48,751
Raw materials	19,653	20,646

Total inventories	$92,569	$69,397

Inventory is stated at the lower of standard cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

During the year ended December 31, 2008, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $4.2 million.

At December 31, 2007 and 2008, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.3 million and $30.3 million, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2007	2008
Building and improvements	$55,530	$56,214
Machinery and equipment	219,849	223,393
Furniture and equipment	2,533	2,528
Forklifts and tractors	3,920	4,514
Computer equipment	10,212	11,408
Construction in process	3,259	2,608
Land	8,857	8,857

	304,160	309,522
Accumulated depreciation	(110,216)	(133,186)

Total property, plant and equipment, net	$193,944	$176,336

The Company had construction in process as of December 31, 2008 of approximately $2.6 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2009.

Depreciation expense for the years ended December 31, 2006, 2007 and 2008 totaled $20.3 million, $22.5 million and $24.9 million, respectively.

In connection with the installation of new equipment to improve the Company’s manufacturing process and the repurposing of certain assets, the Company disposed of certain equipment that resulted in a $0.5 million loss recorded in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the year ended December 31, 2008.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2007	2008
Accrued compensation and benefits	$5,157	$9,996
Accrued interest	4,637	4,734
Accrued rent obligations	1,996	2,268
Accrued sales and marketing costs	3,615	2,023
Accrued taxes and penalties	837	1,144
Accrued manufacturing expenses	1,088	607
Accrued freight	461	386
Accrued customer relations costs	1,844	345
Accrued professional and legal costs	564	258
Other	1,384	478

Total accrued expenses	$21,583	$22,239

6.	DEBT

Indebtedness. At December 31, 2008, the Company’s indebtedness, including the fair value of its interest rate swaps, totaled $133.8 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.57%.

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

Revolving Credit Facility. Amounts drawn under the revolving credit facility are subject to a borrowing base consisting of accounts receivable and finished goods inventories. At December 31, 2008, there were no borrowings outstanding under the revolving credit facility and the borrowing base totaled approximately $63.8 million.

Compliance With Debt Covenants. Effective January 1, 2009, financial covenants related to the credit agreement and reimbursement agreement with BB&T and JPMorgan reset to the following so that:

•

the Company’s senior debt ratio, or ratio of consolidated senior debt to consolidated EBITDA (as defined for purposes of the agreements), may not be greater than (a) 3.0 to 1 for the period commencing January 1, 2009 to and including March 31, 2009 and (b) thereafter (A) 2.5 to 1 for any measurement period ending June 30 or September 30, and (B) 3.0 to 1 for any measurement period ending December 31 or March 31;

•

the Company’s fixed charge coverage ratio, or ratio of consolidated EBITDA to fixed charges (as defined for purposes of the agreements), may not be less than (a) 1.4 to 1 for any measurement period commencing after January 1, 2009;

•

The Company’s ratio of total consolidated debt to total consolidated capitalization (as defined for purposes of the agreements) may not be greater than (a) 60% for the period commencing January 1, 2009 to and including March 31, 2009, and (b) thereafter (A) 50% for each period commencing April 1 of a calendar year to and including September 30 of such calendar year, and (B) 60% for each period commencing October 1 of a calendar year to and including March 31 of the immediately succeeding calendar year; and

•

the Company’s consolidated tangible net worth (as defined for purposes of the agreements) may not be less than the sum of (a) $85 million, (b) 100% of the net proceeds of all stock issued after January 1, 2008, plus (c) 50% of consolidated net income after December 31, 2007 (taken as one accounting period), but excluding from such calculation of consolidated net income for purposes of (c) any quarter in which consolidated net income is negative.

The Company was in compliance with all covenants contained in its loan agreements at December 31, 2008.

Long-Term Debt. Long-term debt consists of the following as of December 31 (in thousands):

	2007	2008
Real estate loans	$10,428	$9,234
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

Total long-term debt	132,928	131,734
Less current portion	(1,198)	(1,293)

Long-term debt, excluding current portion	$131,730	$130,441

Future debt maturities are as follows (in thousands):

Years ending December 31,
2009	$1,293
2010	1,405
2011	4,581
2012	98,142
2013	692
Thereafter	25,621

Total long-term debt	$131,734

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At December 31, 2008, the fair value of the debt-related derivatives was $2.1 million and was classified as a long-term liability in the accompanying consolidated balance sheets.

During the years ended December 31, 2006, 2007 and 2008, the Company capitalized approximately $1.8 million, $1.0 million and $0.2 million of interest, respectively.

Interest Rate Swaps

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company had outstanding debt of $131.7 million at December 31, 2008, $97.5 million of which is fixed-rate debt. Of the remaining $34.2 million, $27.1 million was effectively converted to a fixed rate through the use of fixed-for-floating interest rate swaps. The remaining $7.1 million, 5.4% of the Company’s total debt outstanding at December 21, 2008, is variable-rate debt, $2.1 million of which is LIBOR-based and $5.0 million of which is based on auction rates and is reset weekly.

The Company accounts for the interest rate swaps as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires derivative instruments to be measured at fair value in the consolidated balance sheets. At December 31, 2008 the fair value of the Company’s interest rate swaps was $2.1 million and was classified as a long term liability in the accompanying consolidated balance sheets. Interest rate swap instruments representing $1.3 million of the total $2.1 million qualify for and were designated as cash flow hedges of forecasted transactions in accordance with SFAS No. 133 and the changes in fair value of these instruments were recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At December 31, 2008, $1.1 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.4 million to be reclassified into “Interest expense, net” over the next twelve months. Interest rate swap instruments representing the remaining $0.8 million of the total $2.1 million do not qualify as cash flow hedges per SFAS No. 133 and changes in the fair value of these instruments in the amount of $0.2 million and $0.7 million of expense were recorded in “Interest expense, net” in the accompanying consolidated statements of operations in the years ended December 31, 2007 and 2008, respectively.

7.	FAIR VALUE MEASUREMENT

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

SFAS 157 requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

•	Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date

•

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the assets or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life

•

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The determination of the fair value level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the assets or liabilities.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008 (in thousands):

	Total Fair Value Measurement December 31, 2008	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$2,069	$—	$2,069	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate debt.

8.	STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2006	2007	2008
Numerator:
Net income (loss)	$2,343	$(75,912)	$13,552

Denominator:
Basic weighted average shares outstanding	14,829,832	14,884,174	14,956,927
Effect of dilutive securities:
Stock options	21,529	—	38,623
Restricted stock	41,605	—	117,533

Diluted weighted average shares outstanding	14,892,966	14,884,174	15,113,083

Basic earnings (loss) per share	$0.16	$(5.10)	$0.91

Diluted earnings (loss) per share	$0.16	$(5.10)	$0.90

The Company has excluded 15,943 restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2008 as these represent antidilutive stock options.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000 shares. For the years ended December 31, 2006, 2007 and 2008, SFAS 123(R) compensation expense related to awards under the 2005 Plan was $2.1 million, $3.6 million and $2.3 million, respectively. This expense was included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options and SARs are generally forfeitable upon termination of a holder’s service as an employee or director. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2008 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2008, there was $2.8 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 2.0 years. In the years ended December 31, 2006 and 2007, as a result of the excess tax effects of stock-based compensation, the Company reflected cash in-flows of $51 thousand and cash out-flows of $19 thousand, respectively, in the accompanying consolidated statements of cash flows. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2007 and 2008, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2007	2008
Dividend yield	0%	0%
Average risk-free interest rate	4.7%	2.9%
Expected term (years)	5	5
Volatility	41.4%	45.0%

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

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the year ended December 31, 2008 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2008 was $3.88.

Stock option activity under the 2005 Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2008
Outstanding at December 31, 2006	587,406	$35.19
Granted	—	$—
Exercised	(1,733)	$22.59
Canceled	(60,221)	$36.64

Outstanding at December 31, 2007	525,452	$35.10
Granted	—	$—
Exercised	—	$—
Canceled	(298,862)	$37.11

Outstanding at December 31, 2008	226,590	$32.45	4.3	$11,862
Vested and expected to vest at December 31, 2008	226,590	$32.45	4.3	$11,862
Exercisable at December 31, 2008	226,590	$32.45	4.3	$11,862

At December 31, 2008, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 – 19.99	18,289	$17.91	2.6	18,289	$17.91
20.00 – 29.99	88,372	$24.68	3.4	88,372	$24.68
30.00 – 39.99	72,742	$36.81	4.6	72,742	$36.81
40.00 and over	47,187	$45.95	6.0	47,187	$45.95

Total	226,590	$32.45	4.3	226,590	$32.45

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2006	300,360	$24.21
Granted	209,665	$24.42
Canceled	(37,499)	$24.79
Vested and expected to vest at December 31, 2007	403,513	$24.21
Exercisable at December 31, 2007	134,571	$23.01
Outstanding at December 31, 2007	472,526	$24.26
Granted	732,648	$9.01
Canceled	(254,038)	$22.23
Outstanding at December 31, 2008	951,136	$13.07
Vested and expected to vest at December 31, 2008	848,014	$12.31
Exercisable at December 31, 2008	219,387	$19.90

Performance Share Awards

In the years ended December 31, 2005 and December 31, 2006, the Company granted performance share awards (“PSAs”) to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a right to receive shares of the Company’s common stock if the Company meets specified performance criteria over a three-year performance period.

Prior to January 1, 2006, PSAs were accounted for under APB 25 by charging a portion of compensation expense during each accounting period based on the probable number of shares to be issued. Beginning January 1, 2006, all PSAs are accounted for in accordance with the provisions of SFAS 123R. The fair value of the PSAs is determined based on the closing price of the Company’s shares on the date of grant. At December 31, 2008, there were 37,806 performance share awards outstanding with a weighted-average grant fair value of $24.79 per share. As a result of Company performance, no compensation expense was recognized related to PSAs during the years ended December 31, 2006, 2007, and 2008.

Performance share awards activity under the 2005 Plan is as follows:

	Performance Share Awards	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2006	124,704	$30.36
Granted	7,213	$25.37
Forfeited	(25,276)	$32.25
Nonvested at December 31, 2007	106,641	$29.56
Granted	—	$—
Forfeited	(68,835)	$32.19
Nonvested at December 31, 2008	37,806	$24.79

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. In the years ended December 31, 2006, 2007 and 2008, 20,000, 188,331 and 325,202 restricted shares were granted at $26.65, $23.44 and $8.59 per share, respectively. In the years ended December 31, 2006, 2007 and 2008, $0.6 million, $1.4 million and $1.2 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2008, there was $4.0 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 1.8 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2006	66,311	$26.77
Granted	188,331	$23.44
Vested	(49,767)	$24.07
Forfeited	(27,738)	$23.90

Nonvested at December 31, 2007	177,137	$24.03
Granted	325,202	$8.59
Vested	(50,439)	$7.59
Forfeited	(105,592)	$16.87

Nonvested at December 31, 2008	346,308	$11.69

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2008, employees had purchased approximately 131,926 shares under the plan. In the years ended December 31, 2006, 2007 and 2008, compensation expense of $67.5 thousand, $49.2 thousand and $67.9 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

10.	LEASES

The Company leases office space (also see Note 13), storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$7,792
2010	7,540
2011	5,727
2012	5,280
2013	4,174
Thereafter	17,044

Total minimum lease payments	$47,557

For the years ended December 31, 2006, 2007 and 2008, the Company recognized rental expenses of approximately $13.7 million, $12.2 million and $10.1 million, respectively.

11.	EMPLOYEE BENEFIT PLANS

Through December 31, 2007, the Company had a 401(k) Profit Sharing Plan and a Money Purchase Pension Plan for the benefit of all employees who meet certain eligibility requirements. These plans covered substantially all of the Company’s full-time employees. The plan documents provide for the Company to make defined contributions as well as matching and other discretionary contributions, as determined by the Board of Directors. At December 31, 2007, the Company merged the two plans together and subsequently administers post-retirement benefits to employees through the prevailing 401(k) Profit Sharing Plan. The Company’s contributions to the plans totaled $1.7 million, $1.8 million and $1.3 million for the years ended December 31, 2006, 2007 and 2008.

12.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2006, 2007 and 2008 consists of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current income tax provision (benefit):
Federal	$—	$(1,617)	$(238)
State	242	(88)	(357)

	242	(1,705)	(595)

Deferred income tax provision (benefit):
Federal	803	(10,906)	(419)
State	(337)	(488)	(24)

	466	(11,394)	(443)

Total income tax provision (benefit)	$708	$(13,099)	$(1,038)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
U.S. federal statutory taxes	$1,037	$(30,264)	$4,255
State and local taxes, net of U.S. federal benefit	80	(2,640)	818
State tax charges (credits)	(1,129)	(637)	913
Research and development credits	(201)	(189)	(168)
Non-deductible expenses	94	125	89
Change in deferred state rate	—	549	—
Increase (decrease) in valuation allowance	875	19,405	(6,605)
Federal credits	—	—	(234)
Other	(48)	552	(106)

Total income tax provision (benefit)	$708	$(13,099)	$(1,038)

Deferred tax assets and liabilities as of December 31, 2007 and 2008 consist of the following (in thousands):

	As of December 31,
	2007	2008
Deferred tax assets:
Net operating losses	$13,526	$21,527
Warranty reserve	15,190	8,389
Stock-based compensation	1,795	2,203
Accruals not currently deductible and other	5,526	5,382
Inventories	2,452	—
State tax credit carryforwards	4,337	3,424

Gross deferred tax assets, before valuation allowance	42,826	40,925
Valuation allowance	(21,634)	(15,162)

Gross deferred tax assets, after valuation allowance	21,192	25,763

Deferred tax liabilities:
Inventories	—	(930)
Depreciation and other	(20,948)	(24,323)

Gross deferred tax liabilities	(20,948)	(25,253)

Net deferred tax asset (liability)	$244	$510

The valuation allowance as of December 31, 2008 of $15.2 million is primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2008, management determined that it is not more likely than not that its excess deferred tax assets will be realized. The Company’s future realization of its excess deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry-forward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its excess deferred tax assets.

The Company has federal net operating losses of $60.5 million at December 31, 2008 which expire starting 2028.

The Company adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a charge of $2.7 million to the January 1, 2007 “Retained earnings” balance in the accompanying consolidated balance sheets. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2007	2008
Unrecognized tax benefits balance at January 1	$2,929	$3,620
Gross increases related to prior year tax positions	1,479	—
Gross decreases related to prior year tax positions	(545)	—
Gross increases related to current year tax positions	—	34
Settlements	—	(63)
Lapse of statute of limitations	(243)	(521)

Unrecognized tax benefits balance at December 31	$3,620	$3,070

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rates were $2.5 million and $2.5 million at December 31, 2007 and December 31, 2008, respectively.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. As of December 31, 2007 and December 31, 2008, the Company had accrued interest related to uncertain tax positions of $1.4 million and $1.7 million, respectively, and accrued penalties related to uncertain tax positions of $0.8 million and $0.7 million, respectively, in the accompanying consolidated balance sheets.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FIN 48. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of December 31, 2008, tax years 2004 through 2008 remain subject to examination by federal and certain state tax jurisdictions.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the year ending December 31, 2009. The possible decrease could result from the closing of the statutes for federal tax purposes in some taxing jurisdictions and would be approximately $0.4 million.

13.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On October 16, 2006, Ron Nystrom commenced a lawsuit against the Company in the United States District Court for the Eastern District of Virginia, Norfolk Division, which also named Home Depot, Inc. and Snavely Forest Products, Inc. as defendants. Mr. Nystrom alleges that the Company’s Accents® product and other new products introduced after the commencement of a prior patent infringement action infringe his patent. Mr. Nystrom also alleges that the Company’s Contours® product infringes a second patent owned by him and that the Company is engaged in contributory infringement by recommending third party hidden fastening systems that infringe such patent. In January 2008, Mr. Nystrom added an additional allegation that the Company’s Trex Hideaway™ hidden fastening system also infringes such patent. On May 16, 2008, the District Court granted summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. On April 29, 2008, the District Court issued an order severing all claims associated with the second patent and consolidating them into a separate case. The Company believes that all of Mr. Nystrom’s claims are without merit, and, in addition, are barred by a prior judgment and patent claim construction.

On September 25, 2008, the Company commenced a lawsuit against Mr. Nystrom in Virginia Circuit Court for various causes of action, including defamation. On September 26, 2008, Mr. Nystrom filed a Notice of Appeal to the United States Court of Appeals for the Federal Circuit appealing the District Court’s grant of summary judgment to the Company with respect to Mr. Nystrom’s claims on the first patent. On October 16, 2008, the Company and Mr. Nystrom signed a Dismissal and Tolling Agreement which provided that the Federal District Court action relating to the second patent and the Company’s action in Virginia Circuit Court would both be dismissed without prejudice pending the decision of the Federal Court of Appeals on the District Court’s decision relating to the first patent.

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by Eric Ross and Bradley S. Hureth generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern

District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by Mark Okano making similar allegations. The Company believes that both lawsuits are without merit.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2008, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s PE material purchases are under short-term supply contracts that average two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on the Company’s business.

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

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2011. The Company has purchase commitments under the third-party manufacturing contracts of $32.8 million, $33.6 million and $33.6 million for the years ended December 31, 2009, 2010 and 2011, respectively, and is subject to monetary penalties if it fails to purchase the minimum volumes specified in the contracts.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 80,071 square feet in 2012. As of January 10, 2008, the Company had executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases extend through years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

As of December 31, 2008, the minimum payments remaining under the Company’s lease over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $1.6 million, $1.6 million, $1.6 million, $2.0 million and $2.5 million, respectively, and $14.2 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $1.5 million, $1.6 million, $1.6 million, $1.6 million and $1.3 million, respectively, and $1.0 million thereafter.

During the three months ended June 30, 2008, the Company recorded a $0.4 million charge related to a change in the estimated future sublease cash flows. The following table provides information about the Company’s liability under the lease (in thousands):

	2007	2008
Balance as of January 1,	$1,765	$925
Less: cash payments	(1,392)	(847)
Accretion of discount	110	55
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	442	391

Balance as of December 31,	$925	$524

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. If there is such a defect in any of its products, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as historical experience and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. During 2008, the Company continued to fund payments for product defect claims from the established reserve. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2007	2008
Beginning balance, January 1	$2,467	$39,985
Provision for estimated warranties	65,496	—
Settlements made during the period	(27,978)	(18,129)

Ending balance, December 31	$39,985	$21,856

14.	RELATED PARTY TRANSACTIONS

Anthony J. Cavanna retired as Chief Executive Officer of the Company effective August 15, 2007. Effective September 10, 2007, Mr. Cavanna was appointed as the interim Chief Financial Officer of the Company. In connection with Mr. Cavanna’s service as interim Chief Financial Officer, the Company and Mr. Cavanna entered into a consulting agreement. Under the terms of the consulting agreement, which was terminated on March 17, 2008, Mr. Cavanna received consulting fees of $71,500 in the year ended December 31, 2008 in connection with his performance of services under the agreement.

On February 1, 2008, the Company entered into a consulting agreement with Harold F. Monahan, Executive Vice President, Materials and Engineering, whose last day of employment with the Company was March 10, 2008. Under the terms of the consulting agreement, Mr. Monahan provided services to the Company between March 11, 2008 and December 31, 2008 relating to manufacturing, engineering, and raw materials. Mr. Monahan received consulting fees of $86,000 in the year ended December 31, 2008 in connection with his performance of services under the agreement. Mr Monahan’s consulting agreement terminated on December 31, 2008.

15.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	March 31, 2007	June 30 2007	September 30 2007 (a)	December 31 2007 (b)	March 31, 2008	June 30 2008	September 30 2008	December 31 2008
	(In thousands, except per share data)
Net sales	115,913	118,779	63,971	30,289	119,529	94,998	85,379	29,288
Gross profit (loss)	24,629	29,164	(9,660)	(4,710)	32,864	28,117	23,552	6,853
Net income (loss)	3,725	2,588	(41,227)	(40,998)	8,904	7,888	6,717	(9,957)
Basic net income (loss) per share	$0.25	$0.17	$(2.77)	$(2.75)	$0.60	$0.53	$0.45	$(0.67)
Diluted net income (loss) per share	$0.25	$0.17	$(2.77)	$(2.75)	$0.60	$0.52	$0.44	$(0.67)

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

(a)	Three months ended September 30, 2007 materially affected by an increase in the warranty reserve and inventory valuation adjustments as disclosed in the Company’s previous filings.
(b)	Three months ended December 31, 2007 materially affected by an increase in the warranty reserve, fixed asset disposal charges, inventory valuation adjustments and tax valuation allowance as disclosed in the Company’s previous filings.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts (a)	$3,074	$(701)	$—	$(884)	$1,489

Warranty reserve	$39,985	$—	$—	$(18,129)	$21,856

Income tax valuation allowance	$21,634	$—	$133	$(6,605)	$15,162

Year ended December 31, 2007:
Allowance for doubtful accounts (a)	$1,059	$2,130	$—	$(115)	$3,074

Warranty reserve	$2,467	$65,496	$—	$(27,978)	$39,985

Income tax valuation allowance	$2,229	$19,405	$—	$—	$21,634

Year ended December 31, 2006:
Allowance for doubtful accounts (a)	$627	$570	$—	$(138)	$1,059

Warranty reserve	$—	$12,268	$—	$(9,801)	$2,467

Income tax valuation allowance	$1,354	$875	$—	$—	$2,229

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: March 12, 2009	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 12, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN Ronald W. Kaplan	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ JAMES E. CLINE James E. Cline	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ ANDREW U. FERRARI Andrew U. Ferrari	Chairman

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.11	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.12	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.13	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.18	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed herewith.

10.20	Form of Indemnity Agreement for Officers. Filed herewith.

10.21	Form of Indemnity Agreement for Director/Officers. Filed herewith.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed herewith.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

Exhibit Number	Exhibit Description
10.27	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.28	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.29	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.30	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.31	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.32	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.33	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.34	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.35	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.36	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.37	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.38	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.39	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.40	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.41	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.42	Twelfth Amendment to Credit Agreement, dated as of June 16, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed herewith

10.43	Thirteenth Amendment to Credit Agreement, dated as of November 10, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed herewith.

10.44	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.45	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.46	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.47	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.48	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.49	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.50	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.51	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.52	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.53	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.54	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.55	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.56	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.57	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.58	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.