Form 10-Q
period 2009-03-31
TREX CO INC
filed 2009-05-08
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at May 6, 2009 was 15,406,224 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2008	March 31, 2009
	(As Adjusted)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,189	$19,548
Accounts receivable, net	13,555	19,988
Inventories	69,397	61,135
Prepaid expenses and other assets	5,518	3,991
Income taxes receivable	2,554	201
Deferred income taxes	2,538	2,538

Total current assets	116,751	107,401

Property, plant, and equipment, net	176,336	172,521
Goodwill	6,837	6,837
Other assets	7,557	6,917

Total assets	$307,481	$293,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,427	$13,892
Accrued expenses	22,239	13,355
Accrued warranty	12,310	9,145
Current portion of long-term debt	1,293	1,321

Total current liabilities	51,269	37,713

Deferred income taxes	2,028	2,028
Accrued taxes	2,640	2,519
Non-current accrued warranty	9,546	10,814
Debt-related derivatives	2,069	1,935
Long-term debt	100,201	101,498

Total liabilities	167,753	156,507

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,310,343 and 15,396,583 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	153	154
Additional paid in capital	92,825	93,307
Accumulated other comprehensive loss	(1,092)	(1,018)
Retained earnings	47,842	44,726

Total stockholders’ equity	139,728	137,169

Total liabilities and stockholders’ equity	$307,481	$293,676

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2009
	(As Adjusted)
Net sales	$119,529	$67,650
Cost of sales	87,253	50,896

Gross profit	32,276	16,754
Selling, general and administrative expenses	20,308	16,550

Income from operations	11,968	204
Interest expense, net	4,347	3,440

Income (loss) before income taxes	7,621	(3,236)
Provision (benefit) for income taxes	86	(120)

Net income (loss)	$7,535	$(3,116)

Basic earnings (loss) per common share	$0.50	$(0.21)

Basic weighted average common shares outstanding	14,936,235	15,011,376

Diluted earnings (loss) per common share	$0.50	$(0.21)

Diluted weighted average common shares outstanding	14,955,837	15,011,376

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2009
	(As Adjusted)
Operating Activities
Net income (loss)	$7,535	$(3,116)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,870	6,101
Debt discount amortization	1,369	1,633
Equity method income	(17)	155
Derivatives	444	(61)
Stock-based compensation	215	827
Loss on disposal of property, plant and equipment	28	7
Changes in operating assets and liabilities:
Accounts receivable	(56,640)	(6,433)
Inventories	26,477	8,262
Prepaid expenses and other assets	(88)	1,726
Accounts payable	2,219	(1,535)
Accrued expenses	(5,814)	(10,902)
Income taxes receivable	89	2,353

Net cash used in operating activities	(17,313)	(983)

Investing Activities
Expenditures for property, plant and equipment	(3,221)	(2,045)
Proceeds from sales of property, plant and equipment	—	11
Notes receivable, net	(750)	27

Net cash used in investing activities	(3,971)	(2,007)

Financing Activities
Financing costs	(174)	—
Principal payments under mortgages and notes	(293)	(307)
Borrowings under line of credit	36,402	—
Principal payments under line of credit	(14,637)	—
Repurchases of common stock	(74)	(407)
Proceeds from employee stock purchase and option plans	60	63

Net cash provided by (used in) financing activities	21,284	(651)

Net increase (decrease) in cash and cash equivalents	—	(3,641)
Cash and cash equivalents at beginning of period	66	23,189

Cash and cash equivalents at end of period	$66	$19,548

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$3,551	$3,258
Cash paid (received) for income taxes, net	$110	$(2,323)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2009

(unaudited)

1.	BUSINESS AND ORGANIZATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008.

Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2008 to conform to the presentation of the financial statements for the three months ended March 31, 2009.

3.	NEW ACCOUNTING STANDARDS

Accounting Pronouncements Recently Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted this standard effective January 1, 2009. Other than the required disclosures, the adoption of SFAS No. 161 had no impact on the Company’s results of operations or financial position. See note 9 for the Company’s disclosure on derivative instruments.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted FSP APB 14-1 effective January 1, 2009, which was applied retrospectively to prior periods. The Company has outstanding convertible debt instruments issued in June 2007 that are affected by APB 14-1. Upon the original issuance of convertible debt in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt APB 14-1, effective January 1, 2009, the Company estimated the fair value, as of the date of issuance, of the convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $38.5 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the debt instruments in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.

The retrospective adoption of APB 14-1 resulted in a $5.7 million and a $2.5 million increase to interest expense for the years ended December 31, 2008 and 2007, respectively.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by APB 14-1 (in thousands, except share and per share data):

	Three months ended March 31, 2008
	As Adjusted	As Previously Reported	Effect of Change
Statement of Operations:
Interest expense	$4,347	$2,978	$1,369
Income before income taxes	7,621	8,990	(1,369)
Net income	7,535	8,904	(1,369)
Basic earnings per common share	$.50	$.60	$(.10)
Diluted earnings per common share	$.50	$.60	$(.10)

	As of December 31, 2008
	As Adjusted	As Previously Reported	Effect of Change
Balance Sheet:
Deferred income taxes (asset)	$2,538	$15,578	$(13,040)
Deferred income taxes (liability)	2,028	15,068	(13,040)
Long-term debt, net	100,201	130,441	(30,240)
Additional paid-in capital	92,825	68,965	23,860
Retained earnings	47,842	41,462	6,380

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to APB 14-1 (in thousands, except conversion price):

	December 31, 2008		March 31, 2009
Principal amount of the liability component	$97,500		$97,500
Unamortized discount of liability component	(30,240)		(28,607)
Net carrying amount of liability component	67,260		68,893
Carrying amount of the equity component	23,860		23,860
Remaining amortization period of discount	42 months		39 months
Conversion price	(a	)	$21.78
Effective interest rate on liability component	(a	)	18.41%

(a)	Data not required by APB 14-1.

Accounting Pronouncements Issued But Not Yet Effective

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” (FSP FAS

115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements. The Company is required to adopt these three FSPs beginning in the second quarter of fiscal 2009. We do not expect adoption of these staff positions to have a material impact on the Company’s results of operations or financial position.

4.	COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $7.5 million (as adjusted) and ($3.0) million for the three months ended March 31, 2008 and 2009, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2008	March 31, 2009
Finished goods	$48,751	$41,871
Raw materials	20,646	19,264

Total inventories	$69,397	$61,135

For the three months ended March 31, 2009, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized an expense of $0.2 million during the three months ended March 31, 2009.

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2008	March 31, 2009
Accrued compensation and benefits	$9,996	$1,076
Accrued sales and marketing	2,023	3,544
Accrued interest	4,734	3,099
Accrued customer relations	345	352
Accrued taxes and penalties	1,144	1,084
Accrued rent obligations	2,268	2,177
Accrued manufacturing expenses	607	607
Accrued professional and legal services	258	368
Accrued freight	386	261
Other	478	787

Total accrued expenses	$22,239	$13,355

7.	DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2008	March 31, 2009
Real estate loans	$9,234	$8,926
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

Total long-term debt	131,734	131,426
Less unamortized debt discount	(30,240)	(28,607)

	101,494	102,819
Less current portion	(1,293)	(1,321)

Total long-term debt	$100,201	$101,498

The Company’s outstanding debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At March 31, 2009, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $52.3 million.

As of March 31, 2009 the Company was in compliance with all of the material covenants contained in its debt agreements.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2009 (in thousands):

	Total Fair Value Measurement March 31, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$1,935	$—	$1,935	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9.	DERIVATIVE INSTRUMENTS

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into four interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company accounts for the interest rate swaps as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS No. 133 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At March 31, 2009 the fair value of the Company’s interest rate swaps was $1.9 million and was classified as a long term liability in the accompanying condensed consolidated balance sheets. Two of the interest rate swap instruments representing $1.2 million of the total $1.9 million fair value, qualify for and were designated as cash flow hedges of forecasted transactions in accordance with SFAS No. 133 and the changes in fair value of these instruments were recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At March 31, 2009, $1.0 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets. The Company expects approximately $0.4 million to be reclassified into “Interest expense, net” over the next twelve months. The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the three months ended March 31, 2009 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2008	$1,242	$(150)	$1,092
Gain (loss) reclassified to “interest expense, net”	(113)	—	(113)
Unrealized (gains) losses during period	39	—	39

Balance, March 31, 2009	$1,168	$(150)	$1,018

The two interest rate swap instruments representing the remaining $0.7 million of the total $1.9 million do not qualify as cash flow hedges per SFAS No. 133 and changes in the fair value of these instruments in the amount of $0.1 million of benefit was recorded in “Interest expense, net” in the accompanying consolidated statements of operations in the three months ended March 31, 2009.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2009
	(As Adjusted)
Numerator:
Net income (loss)	$7,535	$(3,116)

Denominator:
Basic weighted average shares outstanding	14,936,235	15,011,376
Effect of dilutive securities: Restricted stock	19,602	—

Diluted weighted average shares outstanding	14,955,837	15,011,376

Basic earnings (loss) per share	$0.50	$(0.21)

Diluted earnings (loss) per share	$0.50	$(0.21)

The Company has excluded 166,658 and 149,270 restricted shares from the calculation of diluted earnings per share for March 31, 2008 and 2009, respectively, as these represent antidilutive stock options.

11.	STOCK-BASED COMPENSATION

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2009, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2008 and 2009, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2008	2009
Weighted-average fair value of grants	$3.67	$6.71
Dividend yield	0%	0%
Average risk-free interest rate	3.5%	1.6%
Expected term (years)	5	5
Expected volatility	44%	57%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2009:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	219,114	$13.50
Restricted stock	106,874	$13.44

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2008 and 2009 (in millions):

	Three Months Ended March 31,
	2008	2009
Stock appreciation rights	$(0.1)	$0.4
Restricted stock	0.3	0.4

Total stock-based compensation	$0.2	$0.8

Total unrecognized compensation cost related to unvested awards as of March 31, 2008 and March 31, 2009 totaled $7.1 million and $8.1 million, respectively. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

12.	INCOME TAXES

At December 31, 2007, in accordance with FAS 109, Accounting for Income Taxes, the Company recorded a valuation allowance against its net deferred tax asset. As of March 31, 2009 the Company continued to maintain a valuation allowance against its net deferred tax asset. The effects of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance.

Accordingly, the Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 3.7% and 1.1%, respectively, which resulted in a benefit of $0.1 million and an expense of $0.1 million, respectively. The higher tax rate in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the reversal of $0.1 million of its liabilities for uncertain tax positions that have been settled.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for tax purposes in some taxing jurisdictions and would be approximately $0.4 million.

13.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, principally due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

14.	COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of March 31, 2009, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $1.2 million, $1.6 million, $1.6 million, $2.0 million and $2.5 million, respectively, and $14.2 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $1.1 million, $1.6 million, $1.6 million, $1.6 million and $1.3 million, respectively, and $1.0 million thereafter. The Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2008	2009
Balance as of January 1,	$925	$524
Less: cash payments	(444)	(22)
Accretion of discount	17	10
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	—	—

Balance as of March 31,	$498	$512

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. The Company maintains a warranty reserve for claims against its products and periodically adjusts the reserve as necessary. The Company uses historical claims experience to develop the estimate of the number of claims and the expected cost to settle the claims. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income.

In 2007, the Company recorded a significant increase to its warranty reserve due to a high number of claims resulting from a small percentage of material produced at its Nevada facility that exhibited surface defects. The Company continues to settle these claims against the warranty reserve and regularly monitors the adequacy of the remaining reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2008	2009
Beginning balance, January 1	$39,985	$21,856
Provision for estimated warranties	—	—
Settlements made during the period	(7,571)	(1,897)

Ending balance, March 31	$32,414	$19,959

Legal Matters

The Company is involved in certain litigation as described in Note 13 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2008 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Overview

General. The Company is the largest U.S. manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex ®. The Company has approximately 550 employees throughout the United States with manufacturing facilities located in Olive Branch, Mississippi, Fernley, Nevada and Winchester, Virginia. In September 2007, the Company suspended operations at the Olive Branch facility for an indeterminate period and consolidated all of its manufacturing operations into the Winchester and Fernley sites.

The Company has six decking product lines: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® and Trex Escapes®; two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing® a fencing product, Trex Seclusions® and a cellular PVC outdoor trim product, TrexTrim™. In addition, the Company offers Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the first quarter of fiscal 2009 include:

•

We experienced sales volume decreases, consistent with the poor general macroeconomic conditions and tight credit markets. We believe that we’re experiencing a shift in purchasing patterns as customers hold lower inventories. This behavior will have the effect of shifting certain sales from the first quarter into the second and third quarters of 2009.

•	We believe that, despite reduced sales, we are taking market share from competitors and continue to enhance our strategic partnerships.

•

We continue to improve our manufacturing efficiencies and lower manufacturing costs, although the favorable effects of these initiatives were more than offset by lower levels of capacity utilization in the 2009 quarter.

•

We continue to manage the business with a focus on cash which has resulted in improved cash flows, despite reduced earnings. We ended the 2009 quarter with a cash balance of $19.5 million and have not utilized our revolving line of credit since May 2008.

•

We continue to settle claims for material previously produced at the Nevada facility that exhibit surface defects (as further described in our most recent Form 10-K) against the warranty reserve. We continue to monitor the adequacy of the reserve, which if increased, would have an adverse effect on profitability.

•

We adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion. The adoption of the pronouncement results in a significant non-cash increase to “Interest expense, net.” The pronouncement requires retroactive application. For further information see Note 3 of the accompanying notes to condensed consolidated financial statements.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which the Company uses to build brand awareness of Trex in the decking, railing, fencing and trim markets. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of the Company’s business.

Results of Operations

The following table shows, for the three months ended March 31, 2008 and 2009, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended March 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of sales	73.0	75.2

Gross profit	27.0	24.8
Selling, general and administrative expenses	17.0	24.5

Income from operations	10.0	0.3
Interest expense, net	3.6	5.1

Income (loss) before taxes and extraordinary item	6.4	(4.8)
Provision (benefit) for income taxes	0.1	(0.2)

Net income (loss)	6.3%	(4.6)%

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008

Net Sales. Net sales in the quarter ended March 31, 2009 (the “2009 quarter”) decreased 43.4% to $67.7 million from $119.5 million in the quarter ended March 31, 2008 (the “2008 quarter”). The decrease in net sales was primarily attributable to a 50% reduction in sales volume, which was partially offset by an 8.5% increase in the average price per unit. The decrease in sales volume was principally related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed repair and remodeling expenditures and lower housing starts, as compared to the 2008 quarter. In addition, we believe there was a significant shift in purchasing patterns in the first quarter as customers ordered more based on pull-through demand and held inventories lower than in past years due to the poor economy. The increase in revenue per product unit resulted from a price increase, effective January 2009, of approximately 8% and increased sales of higher unit priced products primarily related to an increase in the sales mix of our railing product category. The Company has historically offered an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season and to better serve end users.

Gross Profit. Gross profit decreased 48.1% to $16.8 million in the 2009 quarter from $32.3 million in the 2008 quarter. The decrease was primarily attributable to reduced sales volume. Gross profit as a percentage of net sales decreased to 24.8% in the 2009 quarter from 27.0% in the 2008 quarter. The effect of the 2009 price increase, sales mix of higher revenue per product unit and the net effect of the sales incentives offered during the early buy order season resulted in an increase in gross margin in the 2009 quarter of approximately 5.7% from the 2008 quarter. Gross margin was positively affected by an increase in production rates and yields and cost reductions due to our continued focus on manufacturing automation and standardization, which contributed to a 4% increase in gross margin. The positive effect of the foregoing factors on gross margin in the 2009 quarter was more than offset by the negative impact on gross margin of 9% from operating at reduced levels of capacity utilization and 3% related to sales of excess poly at reduced prices. The excess poly sales were principally driven by operating at reduced levels of capacity utilization. The reduced sales price of poly was primarily driven by weak global demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 18.5% to $16.6 million in the 2009 quarter from $20.3 million in the 2008 quarter. The reduction in selling, general and administrative expenses in the 2009 quarter were primarily related to lower personnel and legal expenses, which were partially offset by increased branding expenses. Personnel-related expenses declined $4.4 million in the 2009 quarter. The primary drivers to the reduced personnel-related expenses in the 2009 quarter included a $3.4 million reduction to incentive compensation and reduced average headcount for the quarter. In addition, the Company recognized $0.6 million of severance costs related to the workforce reduction in the 2008 quarter. Legal expenses were $0.2 million in the 2009 quarter, a $0.6 million reduction from the 2008 quarter. The 2008 quarter included legal fees principally related to defending a patent infringement lawsuit. Branding expenses increased $1.1 million in the 2009 quarter. As a percentage of net sales, total selling, general and administrative expenses increased to 24.5% in the 2009 quarter from 17.0% in the 2008 quarter.

Interest Expense. Net interest expense decreased $0.9 million to $3.4 million in the 2009 quarter from $4.3 million in the 2008 quarter. Net interest expense included $1.4 million and $1.6 million of charges to the 2008 and 2009 quarters respectively in non-cash interest related to the adoption of Accounting Standards Board Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Excluding the aforementioned charges related to APB 14-1 net interest expense was $1.8 million in the 2009 quarter, a $1.1 million reduction to the 2008 quarter. The decrease in net interest expense in the 2009 quarter, excluding the effects of APB 14-1, included $0.5 million less in unrealized losses on debt-related derivatives, $0.4 million reduced expenses recognized under FIN 48, accounting for uncertain tax positions and $0.2 million of reduced interest due to the Company carrying a reduced level of average net debt.

Provision for Income Taxes. The Company’s effective tax rate for the 2009 quarter and 2008 quarter was 3.7% and 1.1%, respectively, which resulted in a benefit of $0.1 million and an expense of $0.1 million, respectively. The effective tax rate was substantially lower than the statutory rate in both quarters due to the fact the Company maintains a valuation allowance against its net deferred tax assets which offsets statutory tax expense or benefits. The higher tax rate in the 2009 quarter as compared to the 2008 quarter was primarily due to the reversal of $0.1 million of its liabilities for uncertain tax positions that have been settled.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At March 31, 2009, the Company had $19.5 million of cash and cash equivalents.

The Company believes that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to enable the Company to fund its planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve and meet its other cash requirements. The Company currently expects that it will fund its future capital expenditures from operations and financing activities. The actual amount and timing of the Company’s future capital requirements may differ materially from the Company’s estimate depending on the demand for Trex and new market developments and opportunities.

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2009 quarter was $1.0 million compared to $17.3 million for the 2008 quarter. The Company generated operating cash flow before changes in operating assets and liabilities of $5.5 million in the 2009 quarter, compared to $16.4 million in the 2008 quarter. The decrease is attributable to a net decrease of $10.7 million in net income.

The Company’s cash used in investing activities totaled $2.0 million in the 2009 quarter, compared to cash used in investing activities of $4.0 million in the 2008 quarter. In the 2009 quarter, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment and ERP system upgrade.

The Company’s cash used by financing activities was $0.7 million in the 2009 quarter compared to cash provided by financing activities of $21.3 million in the 2008 quarter. The Company’s net borrowings from its revolving credit facility were $21.8 million in the 2008 quarter compared to no borrowings in the 2009 quarter. The use of these borrowings in 2008 to meet cash requirements was necessitated by the extended customer payment terms offered as incentives to distributors.

Indebtedness. At March 31, 2009, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $133.4 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.44%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2009, the Company had no borrowings outstanding under its revolving credit facility and $52.3 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2009, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2009 quarter totaling $2.0 million, primarily for manufacturing equipment and an ERP system upgrade. The Company currently estimates that its capital requirements in 2009 will be approximately $10 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2008. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2009.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended March 31, 2009 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2009 – January 31, 2009	21,534	$17.73	Not applicable	Not applicable
February 1, 2009 – February 28, 2009	2,466	11.97	Not applicable	Not applicable
March 1, 2009 – March 31, 2009	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2009	24,000	$17.14

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 8, 2009	By:	/s/ James E. Cline
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