Form 10-K/A
period 2008-12-31
TREX CO INC
filed 2009-08-10
CIK 1069878

UNITED STATES

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

The number of shares of the registrant’s common stock outstanding on August 3, 2009 was 15,376,744.

EXPLANATORY STATEMENT

Why we are filing this Amendment to our Form 10-K

During the preparation of the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2009, the Company’s management team discovered that, beginning in 2007, the Company incorrectly calculated the valuation allowance related to its deferred tax assets.

In determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of this error is that the valuation allowance for deferred tax assets was understated at December 31, 2007 and each subsequent financial reporting date through December 31, 2008.

As a result of the foregoing, the Company understated reported net loss in 2007 by approximately $1.6 million and overstated net income in 2008 by approximately $0.3 million. The combined effect of the misstatements in years 2007 and 2008 resulted in a cumulative overstatement of net income totaling approximately $1.9 million.

This amendment also contains reclassifications of certain amounts which either individually or in the aggregate are not considered material. These reclassifications result in an increase to Cost of sales and a decrease to Selling, general and administrative expenses for expenses related to certain amounts that were previously reported as Selling, general and administrative expenses.

The Company is filing this amendment on Form 10-K/A to amend and restate the Company’s consolidated balance sheets as of December 31, 2007 and 2008 and its restated consolidated statements of operations, stockholders’ equity and cash flows for the fiscal years ended December 31, 2007 and 2008. The amendment also restates the quarterly financial information previously included in Note 16 to the consolidated financial statements with respect to the fiscal quarters ended March 31, 2008, June 30, 2007 and 2008, September 30, 2007 and 2008 and December 31, 2007 and 2008. The Company does not intend to amend its Quarterly Reports on Form 10-Q for these fiscal quarters.

In May 2008, the Financial Accounting Standards Board issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted FSP APB 14-1, which requires retrospective presentation, effective January 1, 2009. This amendment also adjusts the historic financial statements to reflect the retrospective adoption of the standard. The application of FSP APB 14 -1 resulted in a decrease to 2007 reported net loss of $12.1 million and a decrease to 2008 reported net income of $5.7 million.

The restatement adjustments and the retrospective adoption of FSP APB 14-1 had the cumulative effect of increasing the Company’s reported net income for the fiscal years ended December 31, 2007 through 2008 by $4.5 million.

Amended Items of Form 10-K

We are amending the following items of our 2008 10-K:

Part II	Item 6	Selected Financial Data

Part II	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II	Item 8	Financial Statements and Supplementary Data

Part II	Item 9A	Controls and Procedures

Part IV	Item 15	Exhibits and Financial Statement Schedules

All information not affected by the restatement is unchanged

Except as set forth above, we have not changed any information included in the Original Filing that is not affected by the restatement or the retrospective adoption of FSP APB 14-1. Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the Securities and Exchange Commission on March 12, 2009. Except as set forth above or other immaterial changes, we have not taken into account any other events occurring after we filed the Original Filing that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since March 12, 2009.

i

ii

PART II

Item 6.	Selected Financial Data

The selected financial data for the fiscal years ended December 31, 2007, and 2008 set forth in this Item 6 have been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on March 12, 2009 (the “2008 10-K”). The following selected financial data should be read in conjunction with our restated consolidated financial statements and the related notes to consolidated financial statements.

	Year Ended December 31,
	2004	2005	2006	2007 As Restated (2)	2008 As Restated (2)
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$253,628	$294,133	$336,956	$328,952	$329,194
Cost of sales	150,793	213,897	257,671	289,529	240,170

Gross profit	102,835	80,236	79,285	39,423	89,024
Selling, general and administrative expenses	56,351	77,378	73,223	119,439	66,958

Income (loss) from operations	46,484	2,858	6,062	(80,016)	22,066
Interest expense, net	3,064	2,626	3,011	11,503	15,282

Income (loss) before income taxes	43,420	232	3,051	(91,519)	6,784
Provision (benefit) for income taxes	15,933	(2,019)	708	(26,105)	(750)

Net income (loss)	$27,487	$2,251	$2,343	$(65,414)	$7,534

Basic earnings (loss) per share	$1.88	$0.15	$0.16	$(4.39)	$0.50

Basic weighted average shares outstanding	14,636,959	14,769,799	14,829,832	14,884,174	14,956,927

Diluted earnings (loss) per share	$1.85	$0.15	$0.16	$(4.39)	$0.50

Diluted weighted average shares outstanding	14,834,718	14,879,661	14,892,966	14,884,174	15,113,083

Cash Flow Data:
Cash provided by (used in) operating activities	$45,265	$11,234	$(4,038)	$(1,163)	$33,042
Cash used in investing activities	(56,319)	(29,374)	(27,743)	(24,035)	(8,594)
Cash provided by (used in) financing activities	26,859	(4,432)	31,058	24,592	(1,325)

Other Data (unaudited):
EBITDA (1)	$60,197	$18,997	$26,324	$(57,525)	$47,942

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$44,926	$1,395	$672	$66	$23,189
Working capital	78,910	40,061	29,559	48,385	65,085
Total assets	286,772	285,714	352,317	320,529	307,084
Total debt	78,497	73,606	104,637	98,002	103,563
Total stockholder’s equity	159,937	164,708	169,415	128,385	137,828

(1)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The company has included data with respect to EBITDA because management evaluates and projects the performance of the company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the company’s operating performance, particularly as compared to the operating performance of the company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the company and facilitates comparisons by investors between the operating performance of the company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the company’s indebtedness;

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

	Year Ended December 31,
	2004	2005	2006	2007 As Restated (2)	2008 As Restated (2)
	(In thousands)
Net income (loss)	$27,487	$2,251	$2,343	$(65,414)	$7,534
Plus interest expense, net	3,064	2,626	3,011	11,503	15,282
Plus income taxes provision (benefit)	15,933	(2,019)	708	(26,105)	(750)
Plus depreciation and amortization	13,713	16,139	20,262	22,491	25,876

EBITDA	$60,197	$18,997	$26,324	$(57,525)	$47,942

(2)	See Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

On July 26, 2009, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate its financial results, including quarterly results, to correct an error in its Annual Reports on Form 10-K for fiscal years ended December 31, 2007 and 2008. Accordingly, we have restated our financial statements to correct this error, as described more fully in Note 2 of the consolidated financial statements in this Form 10-K/A. In addition, the restatements reflect the effects of the adoption of FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (“FSP APB 14-1”), which was effective January 1, 2009 and required retroactive application. Together, the adjustments related to the error and the adoption of FSP ABP 14-1 have the cumulative effect of decreasing the Company’s reported net loss for 2007 by $10.5 million and decreasing the Company’s reported net income for 2008 $6.0 million. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

The amendment also includes restated quarterly financial information in Note 16 to the consolidated financial statements with respect to the fiscal quarters ended March 31, 2007 and 2008, June 30, 2007 and 2008, September 30, 2007 and 2008 and December 31, 2007 and 2008.

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

The Company reported net income of $7.5 million on $329.2 million of net sales for the year ended December 31, 2008 compared to a net loss of $65.4 million on $329.0 million of net sales for the year ended December 31, 2007. Diluted earnings (loss) per share rose in 2008 to $0.50 from ($4.39) in 2007.

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

During the three months ended September 30, 2007, the Company experienced a significant increase in the number of customer claims related to Trex product that exhibited surface defects and which the Company has determined was produced at the Nevada manufacturing facility beginning in 2003. Following a detailed analysis of the additional claims data, production samples, operating data and the incubation period after deck installation and other factors, the Company believes that only a small percentage of the product manufactured from 2003 to mid-2006 at the Nevada plant was affected, and that products manufactured at its other facilities are not affected. The Company believes that changes made to its manufacturing process and quality control procedures have prevented any additional product with this type of defect from reaching the market after mid-2006. Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. During 2008, the Company continued to fund payments for product defect claims from the established reserve. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see notes 3 and 14 to the consolidated financial statements appearing elsewhere in this report.

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

Valuation of Deferred Tax Assets. The Company provides for valuation allowances against its deferred tax assets in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. At December 31, 2008, the Company had a valuation allowance of $5.6 million primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2008, management determined that it is not more likely than not that its excess deferred tax assets will be realized.

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

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2006	2007 As Restated (1)	2008 As Restated (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	88.0	73.0

Gross profit	23.5	12.0	27.0
Selling, general and administrative expenses	21.7	36.3	20.3

Income (loss) from operations	1.8	(24.3)	6.7
Interest expense, net	0.9	3.5	4.6

Income (loss) before taxes and extraordinary item	0.9	(27.8)	2.1
Provision (benefit) for income taxes	0.2	(7.9)	(0.2)

Net income (loss)	0.7%	(19.9)%	2.3%

(1)	See Note 2 to the company’s consolidated financial statements appearing elsewhere in this report.

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

Gross Profit. Gross profit increased 125.8% to $89.0 million in 2008 from $39.4 million in 2007. Gross profit in 2007 was adversely affected by $37.8 million of charges discussed above in “Net Sales” and $11.0 million recognized in cost of sales primarily related to inventory valuation adjustments for certain inventories reclaimed for use in the manufacturing process. Gross profit in 2008 was adversely impacted by aggregate charges of $4.4 million comprised of $2.9 million of inventory valuation adjustments primarily related to certain inventories being reclaimed for use in the manufacturing process, $0.9 million of freight charges to move inventories from the idled Olive Branch facility to the Company’s two other production facilities and $0.6 million of charges recognized upon a write-down of certain assets. Before giving effect to these charges gross profit in 2008 and 2007 was $93.4 million and $88.2 million, respectively, an improvement of $5.2 million or 5.9%. The $5.2 million increase was primarily attributable to lower unit manufacturing costs partially offset by the 14.6% decrease in sales volume. The lower manufacturing costs resulted primarily from production efficiencies and cost containment initiatives. Before giving effect to the aforementioned charges, gross profit as a percentage of net sales, or gross margin, increased to 28.4% in 2008 from 24.1% in 2007. Gross margin was positively affected by improved production rates and yields and process control and cost reduction initiatives, which accounted for a 6.5% increase in gross margin and the affects of the 2008 price increase and product mix, which accounted for a 4.1% increase in gross margin in 2008 as compared to 2007. The positive effect of the foregoing factors on gross margin in 2008 was offset, in part, by the negative effect on gross margin of 5.6% from reduced capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 43.9% to $67.0 million in 2008 from $119.4 million in 2007. As a percentage of net sales, total selling, general and administrative expenses decreased to 20.3% in 2008 from 36.3% in 2007. Selling, general and administrative expenses in 2007 reflected $40.4 million of expenses related to replacement of product that exhibited surface defects, primarily driven by the increase in the warranty liability and $6.1 million of charges for losses on disposal of fixed assets, partially offset by a $3.25 million recovery pursuant to a settlement with ExxonMobil for the recovery of legal fees. Payment for claims related to the aforementioned surface defects were recognized against the existing warranty liability during 2008 and, therefore, did not affect selling, general and administrative expenses. In 2008 selling, general and administrative expenses were adversely affected by incremental incentive compensation of $7.2 million, $1.0 million of severance expense primarily related to the Company’s reduction in force, $0.8 million related to a patent infringement legal proceeding and $0.5 million for losses on disposal of fixed assets. Before giving effect to these charges, selling, general and administrative expenses in 2008 and 2007 were $57.5 million and $76.2 million, respectively, a decrease of $18.7 million or 24.5%. The $18.7 million lower selling, general and administrative expenses in 2008 were comprised principally of a decrease in salaries and personnel related expenses of $7.2 million, a $5.6 million reduction in branding expense, a $2.8 million reduction in allowance for doubtful accounts and a $1.2 million decrease in professional fees.

Interest Expense. Net interest expense increased 32.9% to $15.3 million in 2008 from $11.5 million in 2007. The increase in net interest expense was primarily attributable to an increase of $3.2 million of non-cash interest related to the adoption of FSP APB 14-1, combined with a $0.8 million reduction of interest capitalized in 2008 as compared to 2007 due to less capital spending in 2008 and a $0.5 million increase in unrealized losses related the change in the fair value of interest rate swaps in 2008 as compared to 2007. These factors were partially offset by a $0.6 million prepayment penalty recorded in 2007 related to the payment of the Company’s Senior Secured Notes.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $0.8 million in 2008 compared to a benefit for income taxes of $26.1 million in 2007, which resulted in an effective tax rate of -11.1% in 2008 and 28.5% in 2007. The effective tax rates in both 2007 and 2008 were lower than the expected statutory tax rate primarily due to changes in the valuation allowance related to the Company’s deferred tax assets. The valuation allowance increased by $7.4 million in 2007 which offset, in part, the expected statutory tax benefit and lowered the resulting effective tax rate. The valuation allowance decreased by $4.0 million in 2008 due to the realization of certain deferred tax assets as a result of net income generated. The $4.0 million decrease in the valuation allowance substantially offset the expected statutory tax expense and lowered the effective tax rate. The 2008 effective tax rate was also affected by a $0.5 million benefit recognized due to the reversal of liabilities related to uncertain tax positions upon the expiration of their statute of limitations and the recognition of certain refundable federal tax credits of $0.2 million.

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

Interest Expense. Net interest expense increased to $11.5 million in 2007 from $3.0 million in 2006. The increase in net interest expense resulted primarily from an increase in average debt balances under the Company’s revolving credit facility and from an increase in total debt as a result of the Company’s combined issuance of $97.5 million principal amount of convertible senior subordinated notes in June and July 2007, and, to a lesser extent, as a result of an additional $2.5 million in non-cash interest expense recorded in 2007 due to the adoption on FSP ABP 14-1 and a $0.6 million prepayment penalty paid in connection with the retirement of the Company’s senior secured notes. The higher average debt balances under the Company’s revolving credit facility during 2007 were required to fund the higher levels of inventories at each manufacturing location. The Company capitalized $1.0 million and $1.8 million of interest on construction in process in 2007 and 2006, respectively.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $26.1 million in 2007 compared to a provision for income taxes of $0.7 million in 2006 which resulted in an effective tax rate of 28.5% in 2007 and 23.2% in 2006. The effective tax rate in 2007 was lower than the expected statutory tax rate primarily due to a $7.4 million increase in the valuation allowance related to the Company’s deferred tax assets. The increase in the valuation allowance 2007 offset, in part, the expected statutory tax benefit and lowered the resulting effective tax rate. The effective tax rate in 2006 was lower than the expected statutory tax rate primarily due primarily to the recognition of certain federal and state tax credits and incentives.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its credit facility and other loans, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. Net cash provided by operating activities totaled $33.0 million in 2008 compared to net cash used in operating activities of $1.2 million in 2007. The Company generated operating cash flow before the change in operating assets and liabilities of $42.5 million in 2008 compared to a use of $55.3 million before the change in operating assets and liabilities in 2007. The increase is attributable to a net increase of $72.9 million in net income combined with an increase of $6.6 million in depreciation and amortization. Net changes in operating assets and liabilities decreased $9.4 million in 2008 compared to an increase of $54.1 million in 2007. The decrease in cash flow related to changes in operating assets and liabilities resulted primarily from decreases in accounts payable and accrued expenses, primarily as a result of warranty payments, offset in part by decreases in inventories. In 2008, inventories decreased $23.2 million compared to a decrease of $18.9 million in 2007. In 2008, accounts payable and accrued expenses decreased $12.5 million compared to an increase of $19.3 million in 2007. Net cash used in operations decreased $2.9 million in 2007 from 2006 as a result of decreased working capital usage and lower net income.

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

Sale of Convertible Notes and Related Debt Agreement Amendments. On June 18, 2007, the Company issued $85.0 million principal amount of its 6.00% convertible senior subordinated notes due 2012, or convertible notes, through an underwritten public offering. The Company used a portion of net proceeds of $82.1 million from the sale of the convertible notes to repay in full $24.0 million principal amount of its 8.32% senior secured notes due July 19, 2009 and $45.7 million principal amount of borrowings outstanding under its revolving credit facility. The Company paid a prepayment penalty of $0.6 million in connection with the retirement of the senior secured notes. On July 12, 2007, the underwriters of the convertible notes offering exercised their over-allotment option to purchase an additional $12.5 million principal amount of convertible notes. The Company received net proceeds of $12.1 million from the sale of the additional convertible notes, which it issued on July 17, 2007. For information about the convertible notes, see note 7 to the consolidated financial statements appearing elsewhere in this report.

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

The financial statements listed in Item 15 and appearing on pages 23 through 49 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a result of the material weakness in our internal control over financial reporting as of December 31, 2008 described below under “Management’s Report on Internal Control Over Financial Reporting,” our disclosure controls and procedures were not effective as of December 31, 2008. We have initiated the implementation of measures to remediate this material weakness as described below under “Remediation of Material Weakness in Internal Control Over Financial Reporting.”

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

We assessed the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, management identified a material weakness (as defined by the Public Company Accounting Oversight Board) as of December 31, 2008.

At December 31, 2008, the Company failed to institute procedures to accurately compute the valuation allowance related to the Company’s deferred tax assets. As a result, in determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of these errors is that the valuation allowance for deferred tax assets was understated at December 31, 2007 and each subsequent financial reporting date through December 31, 2008. As further described in Note 2 to the consolidated financial statements, this error resulted in the restatement of the Company’s financial statements for the years ended December 31, 2007 and 2008, including the interim financial statements for these periods. Management has concluded that this control deficiency constitutes a material weakness. Accordingly, management has determined that, because of this material weakness, the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the criteria specified in the COSO Framework.

Remediation Efforts Related to Material Weakness in Internal Control Over Financial Reporting

We intend to remediate the material weakness identified above. Specifically, we intend to improve documentation with respect to our consideration of the four possible sources of taxable income proscribed in paragraph 21 of FAS 109 when considering the need for a valuation allowance against our deferred tax assets. Accordingly, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 remains unchanged. Management has not yet evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Our internal control over financial reporting will also be subject to testing by our independent registered public accounting firm. There can be no assurance at this time that the actions taken to date will effectively remediate the material weakness described above. We are continuing to closely monitor the effectiveness of our processes, procedures and controls, and will make any further changes as management determines appropriate.

Changes in Internal Control Over Financial Reporting

Other than the matters described in this Item 9A under “Remediation of Material Weakness in Internal Control Over Financial Reporting,” during the fourth quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, which audited the Company’s consolidated financial statements included in this report, has issued a report on management’s assessment of the effectiveness and on the Company’s internal control over financial reporting, which is included in this report.

TREX COMPANY, INC.

August 10, 2009	By:	/S/ RONALD W. KAPLAN
Ronald W. Kaplan
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2009	By:	/s/ JAMES E. CLINE
James E. Cline
Vice President and Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s income tax accounting process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements and this report does not affect our report dated August 7, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Trex Company, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

August 7, 2009

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following restated consolidated financial statements of the company appear on pages 23 through 49 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

10.11	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.12	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.13	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.18	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

10.27	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.28	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.29	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.30	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.31	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.32	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.33	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.34	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.35	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.36	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.37	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.38	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.39	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.40	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.41	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.42	Twelfth Amendment to Credit Agreement, dated as of June 16, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.43	Thirteenth Amendment to Credit Agreement, dated as of November 10, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.44	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.45	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.46	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.47	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.48	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.49	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.50	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.51	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.52	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.53	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.54	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.55	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.56	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.57	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.58	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	50

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, the Company has restated the accompanying consolidated financial statements as of and for the years ended December 31, 2008 and 2007 to correct an error in accounting for income taxes.

Also as discussed in Note 2, the Company on January 1, 2009 retrospectively adopted the provisions of Financial Accounting Standards Board Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), and changed its method of accounting for certain convertible debt instruments. In addition, as discussed in Note 13, the Company changed its method of accounting for uncertain income tax positions in 2007 to comply with the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 7, 2009 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Richmond, Virginia

August 7, 2009

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$66	$23,189
Accounts receivable (net of allowance for doubtful accounts of $3.1 million and $1.5 million in 2007 and 2008, respectively)	6,588	13,555
Inventories	92,569	69,397
Prepaid expenses and other assets	2,617	5,518
Income taxes receivable	2,376	2,554
Deferred income taxes	7,810	2,141

Total current assets	112,026	116,354

Property, plant and equipment, net	193,944	176,336
Goodwill	6,837	6,837
Other assets	7,722	7,557

Total Assets	$320,529	$307,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,776	$15,427
Accrued expenses	21,583	22,239
Accrued warranty	21,084	12,310
Current portion of long-term debt	1,198	1,293

Total current liabilities	63,641	51,269
Deferred income taxes	9,178	3,531
Accrued taxes	3,620	2,640
Non-current accrued warranty	18,901	9,546
Debt-related derivatives	1,044	2,069
Long-term debt	95,760	100,201

Total Liabilities	192,144	169,256

Commitments and contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,076,738 and 15,310,343 shares issued and outstanding at December 31, 2007 and 2008, respectively	151	153
Additional paid-in capital	90,383	92,825
Accumulated other comprehensive loss	(557)	(1,092)
Retained earnings	38,408	45,942

Total Stockholders’ Equity	128,385	137,828

Total Liabilities and Stockholders’ Equity	$320,529	$307,084

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
	(In thousands, except share and per share data)
Net sales	$336,956	$328,952	$329,194
Cost of sales	257,671	289,529	240,170

Gross profit	79,285	39,423	89,024
Selling, general, and administrative expenses	73,223	119,439	66,958

Income (loss) from operations	6,062	(80,016)	22,066
Interest expense, net	3,011	11,503	15,282

Income (loss) before provision for income taxes	3,051	(91,519)	6,784
Provision (benefit) for income taxes	708	(26,105)	(750)

Net income (loss)	$2,343	$(65,414)	$7,534

Basic earnings (loss) per common share	$0.16	$(4.39)	$0.50

Basic weighted average common shares outstanding	14,829,832	14,884,174	14,956,927

Diluted earnings (loss) per common share	$0.16	$(4.39)	$0.50

Diluted weighted average common shares outstanding	14,892,966	14,884,174	15,113,083

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2005	14,889,674	$149	$61,901	$(1,076)	$(481)	$104,215	$164,708

Comprehensive income:
Net income	—	—	—	—	—	2,343	2,343
Net unrealized losses on derivatives, net of tax	—	—	—	—	(344)	—	(344)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	547	—	547

Total comprehensive income	—	—	—	—	—	—	2,546
Reclassification of deferred compensation upon adoption of SFAS 123(R)	—	—	(1,076)	1,076	—	—	—
Employee stock purchase and option plans	19,131	—	411	—	—	—	411
Tax benefit of stock options and restricted stock	—	—	51	—	—	—	51
Repurchases of common stock	(14,916)	—	(435)	—	—	—	(435)
Stock based compensation	20,000	—	2,134	—	—	—	2,134

Balance, December 31, 2006	14,913,889	149	62,986	—	(278)	106,558	169,415

Comprehensive income:

Net income as restated (See Note 2)	—	—	—	—	—	(65,414)	(65,414)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	—	(605)	—	(605)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	326	—	326

Total comprehensive income	—	—	—	—	—	—	(65,693)
Employee stock purchase and option plans	23,132	2	299	—	—	—	301
Tax benefit of stock options and restricted stock	—	—	(19)	—	—	—	(19)
Repurchases of common stock	(15,618)	—	(377)	—	—	—	(377)
Stock-based compensation	162,117	—	3,634	—	—	—	3,634
Cumulative effect of adoption of FSP APB 14-1	—	—	23,860	—	—	—	23,860
Cumulative effect of adoption of FIN 48	—	—	—	—	—	(2,736)	(2,736)

Balance, December 31, 2007 as Restated (See Note 2)	15,083,520	151	90,383	—	(557)	38,408	128,385

Comprehensive income:
Net income, as restated (See Note 2)	—	—	—	—	—	7,534	7,534
Net unrealized losses on interest rate swaps, net of tax	—	—	—	—	(718)	—	(718)
Net derivative losses reclassified to earnings, net of tax	—	—	—	—	183	—	183

Total comprehensive income	—	—	—	—	—	—	6,999
Employee stock purchase and option plans	27,298	—	229	—	—	—	229
Repurchases of common stock	(9,816)	2	(77)	—	—	—	(75)
Stock-based compensation	219,610	—	2,290	—	—	—	2,290

Balance, December 31, 2008 as Restated (See Note 2)	15,320,612	$153	$92,825	$—	$(1,092)	$45,942	$137,828

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
	(in thousands)
Operating Activities
Net income (loss)	$2,343	$(65,414)	$7,534
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20,262	22,491	25,876
Debt discount amortization	—	2,508	5,730
Deferred income taxes	466	(24,400)	(155)
Derivatives	—	160	667
Stock-based compensation	2,134	3,634	2,290
Equity method losses (income)	(119)	(363)	40
Other non-cash expense (income)	(225)	—	—
Loss (gain) on disposal of property, plant and equipment	(1)	6,126	500
Changes in operating assets and liabilities:
Accounts receivable	(5,776)	11,552	(6,967)
Inventories	(54,503)	18,865	23,172
Prepaid expenses and other assets	549	317	(2,665)
Accounts payable	24,667	(20,472)	(4,349)
Accrued expenses	4,445	39,729	(18,453)
Income taxes receivable	1,720	4,104	(178)

Net cash provided by (used in) operating activities	(4,038)	(1,163)	33,042

Investing Activities
Expenditures for property, plant and equipment	(27,702)	(24,035)	(7,814)
Proceeds from sales of property, plant and equipment	—	—	45
Notes receivable, net	—	—	(825)
Investment in Denplax	(41)	—	—

Net cash used in investing activities	(27,743)	(24,035)	(8,594)

Financing Activities
Financing costs	—	(3,603)	(286)
Proceeds from sales of convertible notes	—	97,500	—
Principal payments under mortgages and notes	(9,031)	(25,077)	(1,194)
Borrowings under line of credit	107,663	86,120	44,178
Principal payments under line of credit	(67,601)	(130,252)	(44,178)
Repurchases of common stock	(435)	(377)	(74)
Proceeds from employee stock purchase and option plans	411	300	229
Excess tax effect from stock-based compensation	51	(19)	—

Net cash provided by (used in) financing activities	31,058	24,592	(1,325)

Net increase (decrease) in cash and cash equivalents	(723)	(606)	23,123
Cash and cash equivalents at beginning of year	1,395	672	66

Cash and cash equivalents at end of year	$672	$66	$23,189

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$2,963	$5,059	$7,820
Cash paid (received) for income taxes, net	$(961)	$(5,056)	$93

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

2. RESTATEMENT

The Company has restated its consolidated balance sheets as of December 31, 2007 and 2008, and its consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended. On July 26, 2009, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate these financial statements, including the financial statements for affected interim periods in 2007 and 2008, to correct an error in the calculation of the valuation allowance related to its deferred tax assets.

In determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of this error is that the valuation allowance for deferred tax assets is understated at December 31, 2007 and each subsequent financial reporting date through December 31, 2008. As a result of the foregoing, the Company understated reported net loss in 2007 by approximately $1.6 million and overstated net income in 2008 by approximately $0.3 million.

In May 2008, the Financial Accounting Standards Board issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted FSP APB 14-1, which requires retrospective presentation, effective January 1, 2009. The accompanying restated consolidated financial statements also have been adjusted for the retrospective adoption of FSP APB 14-1. The adoption of FSP APB 14 -1 resulted in a decrease to 2007 reported net loss of $12.1 million and a decrease to 2008 reported net income of $5.7 million. See Note 3 for additional disclosures related to FSP APB 14-1.

The following tables summarize the effects of the restatement adjustments to correct the income tax accounting error and the adjustments to retrospectively adopt FSP APB 14-1 on the Company’s consolidated balance sheets as of December 31, 2007 and 2008 and consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2007 and 2008.

CONSOLIDATED BALANCE SHEET

December 31, 2007

(In thousands)

	As Previously Reported	(a)	(b)	As Restated
Deferred income taxes - asset	$16,007	$(507)	$(7,690)	$7,810
Total current assets	120,223	(507)	(7,690)	112,026
Total Assets	328,726	(507)	(7,690)	320,529
Deferred income taxes - liability	15,763	1,105	(7,690)	9,178
Long-term debt	131,730	—	(35,970)	95,760
Total Liabilities	234,699	1,105	(43,660)	192,144
Additional paid-in capital	66,523	—	23,860	90,383
Retained earnings	27,910	(1,612)	12,110	38,408
Total Stockholders’ Equity	94,027	(1,612)	35,970	128,385
Total Liabilities and Stockholders’ Equity	$328,726	$(507)	$(7,690)	$320,529

CONSOLIDATED BALANCE SHEET

December 31, 2008

(In thousands)

	As Previously Reported	(a)	(b)	As Restated
Deferred income taxes - asset	$15,578	$(397)	$(13,040)	$2,141
Total current assets	129,791	(397)	(13,040)	116,354
Total Assets	320,521	(397)	(13,040)	307,084
Deferred income taxes - liability	15,068	1,503	(13,040)	3,531
Long-term debt	130,441	—	(30,240)	100,201
Total Liabilities	211,033	1,503	(43,280)	169,256
Additional paid-in capital	68,965	—	23,860	92,825
Retained earnings	41,462	(1,900)	6,380	45,942
Total Stockholders’ Equity	109,488	(1,900)	30,240	137,828
Total Liabilities and Stockholders’ Equity	$320,521	$(397)	$(13,040)	$307,084

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2007

(in thousands, except per share data)

	As Previously Reported	(a)	(b)	As Restated
Interest expense, net	$8,995	$—	$2,508	$11,503
Income (loss) before provision for income taxes	(89,011)	—	(2,508)	(91,519)
Provision (benefit) for income taxes	(13,099)	1,612	(14,618)	(26,105)
Net income (loss)	(75,912)	(1,612)	12,110	(65,414)
Basic earnings (loss) per share	(5.10)	(0.10)	0.81	(4.39)
Diluted earnings (loss) per share	$(5.10)	$(0.10)	$0.81	$(4.39)

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2008

(in thousands, except per share data)

	As Previously Reported	(a)	(b)	As Restated
Cost of sales	$237,808	$2,362	$—	$240,170
Gross profit	91,386	(2,362)	—	89,024
Selling, general and administrative expenses	69,320	(2,362)	—	66,958
Interest expense, net	9,552	—	5,730	15,282
Income before provision for income taxes	12,514	—	(5,730)	6,784
Provision (benefit) for income taxes	(1,038)	288	—	(750)
Net income	13,552	(288)	(5,730)	7,534
Basic earnings (loss) per share	0.91	(0.02)	(0.39)	0.50
Diluted earnings (loss) per share	$0.90	$(0.01)	$(0.39)	$0.50

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

(in thousands, except per share data)

	As Previously Reported	(a)	(b)	As Restated
Operating activities
Net income (loss)	$(75,912)	$(1,612)	$12,110	$(65,414)
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount amortization	—	—	2,508	2,508
Deferred income taxes	$(11,394)	$1,612	$(14,618)	$(24,400)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

(in thousands, except per share data)

	As Previously Reported	(a)	(b)	As Restated
Operating activities
Net income (loss)	$13,552	$(288)	$(5,730)	$7,534
Adjustments to reconcile net income to net cash provided by operating activities:
Debt discount amortization	—	—	5,730	5,730
Deferred income taxes	$(443)	$288	$—	$(155)

(a)	Adjustments to correct accounting for income tax error and certain immaterial reclassification adjustments in 2008.
(b)	Adjustments due to the retrospective adoption of FSP APB 14-1.

See Note 16 for the restatement of quarterly financial information for the years ended December 31, 2007 and 2008.

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

Based on the available data, the Company revised its estimate of expected future product replacement and consumer relations expenses related to the defect and increased its warranty reserve by recording a charge to earnings of $45.2 million in the three months ended September 30, 2007. In addition, during the three months ended December 31, 2007, the Company elected to alter its handling of future customer claims. As a result of the effect of this change on the estimated cost to settle claims, the Company recorded an additional $1.5 million increase to its warranty reserve. During 2008, the Company continued to fund payments for product defect claims from the established reserve. Although the Company adjusts the warranty reserve accordingly by recording the best estimate of the expected costs, due to the inherent subjectivity of estimating future claims, it is possible that the ultimate settlement of the claims may exceed the amount recorded and may result in future charges against income. For additional information about product warranties, see Note 14.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. For the years ended December 31, 2006, 2007 and 2008, comprehensive income (loss) was $2.5 million, ($65.7) million and $7.0 million, respectively.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted FSP APB 14-1 effective January 1, 2009, which was applied retrospectively to prior periods. The Company has outstanding convertible debt instruments issued in June 2007 that are affected by FSP APB 14-1. Upon the original issuance of convertible debt in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, the Company estimated the fair value, as of the date of issuance, of the convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $38.5 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the debt instruments in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $5.7 million and a $2.5 million increase to interest expense for the years ended December 31, 2008 and 2007, respectively. Refer to Note 2 for further detail as to the impact of the adoption of FSP APB 14-1 on financial statement amounts.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to FSP APB 14-1 (in thousands, except conversion price):

	December 31, 2007	December 31, 2008
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(35,970)	(30,240)
Net carrying amount of liability component	61,530	67,260
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	54 months	42 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
Interest expense at coupon rate (6.0%)	$2,925	$5,850
Additional non-cash interest in accordance with FSP APB 14-1	$2,508	$5,730

4. INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2007	2008
Finished goods	$72,916	$48,751
Raw materials	19,653	20,646

Total inventories	$92,569	$69,397

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

6. ACCRUED EXPENSES

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

7. DEBT

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

Long-Term Debt. The Company’s Notes have been reduced by debt discounts of $30.2 million and $36.0 million as of December 31, 2008 and 2007, respectively, in accordance with the terms of FSP APB 14-1, which is discussed in more detail in Note 3 to the Consolidated Financial Statements.

Long-term debt consists of the following as of December 31 (in thousands):

	2007	2008
Real estate loans	$10,428	$9,234
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

Total long-term debt	132,928	131,734
Less unamortized debt discount	(35,970)	(30,240)
	96,958	101,494
Less current portion	(1,198)	(1,293)

Long-term debt, excluding current portion	$95,760	$100,201

Future debt maturities are as follows (in thousands):

Years ending December 31,
2009	$1,293
2010	1,405
2011	4,581
2012	98,142
2013	692
Thereafter	25,621

Total long-term debt	$131,734

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

Interest Rate Swaps

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company had outstanding debt of $131.7 million at December 31, 2008, $97.5 million of which is fixed-rate debt. Of the remaining $34.2 million, $27.1 million was effectively converted to a fixed rate through the use of fixed-for-floating interest rate swaps. The remaining $7.1 million, 5.4% of the Company’s total debt outstanding at December 31, 2008, is variable-rate debt, $2.1 million of which is LIBOR-based and $5.0 million of which is based on auction rates and is reset weekly.

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

9. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2006	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
Numerator:
Net income (loss)	$2,343	$(65,414)	$7,534

Denominator:
Basic weighted average shares outstanding	14,829,832	14,884,174	14,956,927
Effect of dilutive securities:
Stock options	21,529	—	38,623
Restricted stock	41,605	—	117,533

Diluted weighted average shares outstanding	14,892,966	14,884,174	15,113,083

Basic earnings (loss) per share	$0.16	$(4.39)	$0.50

Diluted earnings (loss) per share	$0.16	$(4.39)	$0.50

The Company has excluded 15,943 restricted shares from the calculation of diluted earnings per share for the year ended December 31, 2008 as these represent anti-dilutive stock options.

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

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2008 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

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

11. LEASES

The Company leases office space (also see Note 14), storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$7,792
2010	7,540
2011	5,727
2012	5,280
2013	4,174
Thereafter	17,044

Total minimum lease payments	$47,557

For the years ended December 31, 2006, 2007 and 2008, the Company recognized rental expenses of approximately $13.7 million, $12.2 million and $10.1 million, respectively.

12. EMPLOYEE BENEFIT PLANS

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

13. INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2006, 2007 and 2008 consists of the following (in thousands):

	Year Ended December 31,
	2006	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
Current income tax provision (benefit):
Federal	$—	$(1,617)	$(238)
State	242	(88)	(357)

	242	(1,705)	(595)

Deferred income tax provision (benefit):
Federal	803	(23,912)	(131)
State	(337)	(488)	(24)

	466	(24,400)	(155)

Total income tax provision (benefit)	$708	$(26,105)	$(750)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2006	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
U.S. federal statutory taxes	$1,037	$(31,117)	$2,307
State and local taxes, net of U.S. federal benefit	80	(2,740)	567
State tax charges (credits)	(1,129)	(637)	913
Research and development credits	(201)	(189)	(168)
Non-deductible expenses	94	125	89
Change in deferred state rate	—	549	—
Increase (decrease) in valuation allowance	875	7,352	(4,118)
Federal credits	—	—	(234)
Other	(48)	552	(106)

Total income tax provision (benefit)	$708	$(26,105)	$(750)

Deferred tax assets and liabilities as of December 31, 2007 and 2008 consist of the following (in thousands):

	As of December 31,
	2007 As Restated (See Note 2)	2008 As Restated (See Note 2)
Deferred tax assets:
Net operating losses	$13,526	$21,527
Warranty reserve	15,190	8,389
Stock-based compensation	1,795	2,203
Accruals not currently deductible and other	5,526	5,382
Inventories	2,452	1,853
State tax credit carryforwards	4,337	3,424

Gross deferred tax assets, before valuation allowance	42,826	42,778
Valuation allowance	(9,581)	(5,596)

Gross deferred tax assets, after valuation allowance	33,245	37,182

Deferred tax liabilities:
Inventories	—	(2,783)
Debt discount	(13,665)	(11,466)
Depreciation and other	(20,948)	(24,323)

Gross deferred tax liabilities	(34,613)	(38,572)

Net deferred tax asset (liability)	$(1,368)	$(1,390)

The valuation allowance as of December 31, 2008 of $5.6 million is primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2008, management determined that it is not more likely than not that its excess deferred tax assets will be realized. The Company’s future realization of its excess deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry-forward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its excess deferred tax assets.

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

14. COMMITMENTS AND CONTINGENCIES

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

15. RELATED PARTY TRANSACTIONS

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

On February 1, 2008, the Company entered into a consulting agreement with Harold F. Monahan, Executive Vice President, Materials and Engineering, whose last day of employment with the Company was March 10, 2008. Under the terms of the consulting agreement, Mr. Monahan provided services to the Company between March 11, 2008 and December 31, 2008 relating to manufacturing, engineering, and raw materials. Mr. Monahan received consulting fees of $86,000 in the year ended December 31, 2008 in connection with his performance of services under the agreement. Mr. Monahan’s consulting agreement terminated on December 31, 2008.

16. INTERIM FINANCIAL DATA (Unaudited)

The selected interim financial data presented below for 2007 and 2008 has been restated to correct an error in income tax expense and adjust the financial data for the retrospective adoption of FSP APB 14-1. This error correction and accounting changes are discussed more fully in Notes 2 and 3 to the accompanying consolidated financial statements.

The accompanying financial data for the quarter ended March 31, 2008 was previously restated for the adoption of FSP APB 14-1 in connection with the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 on May 8, 2009. Accordingly, the amounts in the column “as previously reported” for the quarter ended March 31, 2008 were previously adjusted for the retrospective adoption of FSP APB 14-1.

(In thousands, except share and per share data)

	First Quarter				Second Quarter
2007	As Previously Reported	(a)	(b)	As Restated	As Previously Reported	(a)	(b)	As Restated
Net sales	$115,913	$—	$—	$115,913	$118,779	$—	$—	$118,779
Cost of sales	91,284	—	—	91,284	89,615	—		89,615

Gross profit (loss)	24,629	—	—	24,629	29,164	—	—	29,164
Selling, general and administrative expenses	17,039	—	—	17,039	22,860	—	—	22,860

Income (loss) from operations	7,590	—	—	7,590	6,304	—	—	6,304
Interest expense, net	1,694	—	—	1,694	2,526	—	166	2,692

Income (loss) before provision for income taxes	5,896	—	—	5,896	3,778	—	(166)	3,612

Provision (benefit) for income taxes	2,171	—	—	2,171	1,190	—	(15)	1,175

Net income (loss)	$3,725	$—	$—	$3,725	$2,588	$—	$(151)	$2,437

Basic earnings (loss) per common share	$0.25	$—	$—	$0.25	$0.17	$—	$(0.01)	$0.16

Basic weighted average common shares outstanding	14,856,315	—	—	14,856,315	14,887,632	—	14,887,632	14,887,632

Diluted earnings (loss) per common share	$0.25	$—	$—	$0.25	$0.17	$—	$(0.01)	$0.16

Diluted weighted average common shares outstanding	14,898,851	—	—	14,898,851	14,916,648	—	14,916,648	14,916,648

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

(a)	Adjustments to correct accounting for income tax error and certain immaterial reclassification adjustments.
(b)	Adjustments due to the retrospective adoption of FSP APB 14-1.

(In thousands, except share and per share data)

	Third Quarter (1)				Fourth Quarter (2)
2007	As Previously Reported	(a)	(b)	As Restated	As Previously Reported	(a)	(b)	As Restated
Net sales	$63,971	$—	$—	$63,971	$30,289	$—	$—	$30,289
Cost of sales	73,631	—	—	73,631	34,999	—	—	34,999

Gross profit (loss)	(9,660)	—	—	(9,660)	(4,710)	—	—	(4,710)
Selling, general and administrative expenses	52,074	—	—	52,074	27,466	—	—	27,466

Income (loss) from operations	(61,734)	—	—	(61,734)	(32,176)	—	—	(32,176)
Interest expense, net	2,021	—	1,171	3,192	2,754	—	1,171	3,925

Income (loss) before provision for income taxes	(63,755)	—	(1,171)	(64,926)	(34,930)	—	(1,171)	(36,101)

Provision (benefit) for income taxes	(22,528)	—	(439)	(22,967)	6,068	1,612	(14,164)	(6,484)

Net income (loss)	$(41,227)	$—	$(732)	$(41,959)	$(40,998)	$(1,612)	$12,993	$(29,617)

Basic earnings (loss) per common share	$(2.77)	$—	$(0.05)	$(2.82)	$(2.75)	$(0.11)	$0.87	$(1.99)

Basic weighted average common shares outstanding	14,892,507	—	14,892,507	14,892,507	14,899,675	14,899,675	14,899,675	14,899,675

Diluted earnings (loss) per common share	$(2.77)	$—	$(0.05)	$(2.82)	$(2.75)	$(0.11)	$0.87	$(1.99)

Diluted weighted average common shares outstanding	14,892,507	—	14,892,507	14,892,507	14,899,675	14,899,675	14,899,675	14,899,675

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

(a)	Adjustments to correct accounting for income tax error and certain immaterial reclassification adjustments.
(b)	Adjustments due to the retrospective adoption of FSP APB 14-1.
(1)	Three months ended September 30, 2007 materially affected by an increase in the warranty reserve and inventory valuation adjustments as disclosed in the Company’s previous filings.
(2)	Three months ended December 31, 2007 materially affected by an increase in the warranty reserve, fixed asset disposal charges, inventory valuation adjustments and tax valuation allowance as disclosed in the Company’s previous filings.

(In thousands, except share and per share data)

	First Quarter				Second Quarter
2008	As Previously Reported	(a)	(b)	As Restated	As Previously Reported	(a)	(b)	As Restated
Net sales	$119,529	$—	$—	$119,529	$94,998	$—	$—	$94,998
Cost of sales	87,253	—	—	87,253	66,881	499	—	67,380

Gross profit (loss)	32,276	—	—	32,276	28,117	(499)	—	27,618
Selling, general and administrative expenses	20,308	—	—	20,308	18,330	(499)	—	17,831

Income (loss) from operations	11,968	—	—	11,968	9,787	—	—	9,787
Interest expense, net	4,347	—	—	4,347	1,882	—	1,370	3,252

Income (loss) before provision for income taxes	7,621	—	—	7,621	7,905	—	(1,370)	6,535

Provision (benefit) for income taxes	86	134	—	220	17	34	—	51

Net income (loss)	$7,535	$(134)	$—	$7,401	$7,888	$(34)	$(1,370)	$6,484

Basic earnings (loss) per common share	$0.50	$—	$—	$0.50	$0.53	$—	$(0.10)	$0.43

Basic weighted average common shares outstanding	14,936,235	14,936,235	—	14,936,235	14,956,154	14,956,154	14,956,154	14,956,154

Diluted earnings (loss) per common share	$0.50	$(0.01)	$—	$0.49	$0.52	$—	$(0.09)	$0.43

Diluted weighted average common shares outstanding	14,955,837	14,955,837	—	14,955,837	15,044,943	15,044,943	15,044,943	15,044,943

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

(a)	Adjustments to correct accounting for income tax error and certain immaterial reclassification adjustments.
(b)	Adjustments due to the retrospective adoption of FSP APB 14-1.

(In thousands, except share and per share data)

	Third Quarter				Fourth Quarter
2008	As Previously Reported	(a)	(b)	As Restated	As Previously Reported	(a)	(b)	As Restated
Net sales	$85,379	$—	$—	$85,379	$29,288	$—	$—	$29,288
Cost of sales	61,827	579	—	62,406	22,435	696	—	23,131

Gross profit (loss)	23,552	(579)	—	22,973	6,853	(696)	—	6,157
Selling, general and administrative expenses	15,112	(579)	—	14,533	14,982	(696)	—	14,286

Income (loss) from operations	8,440	—	—	8,440	(8,129)	—	—	(8,129)
Interest expense, net	2,041	—	1,495	3,536	2,651	—	1,496	4,147

Income (loss) before provision for income taxes	6,399	—	(1,495)	4,904	(10,780)	—	(1,496)	(12,276)

Provision (benefit) for income taxes	(318)	57	—	(261)	(823)	63	—	(760)

Net income (loss)	$6,717	$(57)	$(1,495)	$5,165	$(9,957)	$(63)	$(1,496)	$(11,516)

Basic earnings (loss) per common share	$0.45	$—	$(0.10)	$0.35	$(0.67)	$—	$(0.10)	$(0.77)

Basic weighted average common shares outstanding	14,964,110	14,964,110	14,964,110	14,964,110	14,970,975	14,970,975	14,970,975	14,970,975

Diluted earnings (loss) per common share	$0.44	$—	$(0.10)	$0.34	$(0.67)	$—	$(0.10)	$(0.77)

Diluted weighted average common shares outstanding	15,253,680	15,253,680	15,253,680	15,253,680	14,970,975	14,970,975	14,970,975	14,970,975

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

(a)	Adjustments to correct accounting for income tax error and certain immaterial reclassification adjustments.
(b)	Adjustments due to the retrospective adoption of FSP APB 14-1.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts (a)	$3,074	$(701)	$—	$(884)	$1,489

Warranty reserve	$39,985	$—	$—	$(18,129)	$21,856

Income tax valuation allowance (as restated see Note 2)	$9,581	$(4,118)	$133	$—	$5,596

Year ended December 31, 2007:
Allowance for doubtful accounts (a)	$1,059	$2,130	$—	$(115)	$3,074

Warranty reserve	$2,467	$65,496	$—	$(27,978)	$39,985

Income tax valuation allowance (as restated see Note 2)	$2,229	$7,352	$—	$—	$9,581

Year ended December 31, 2006:
Allowance for doubtful accounts (a)	$627	$570	$—	$(138)	$1,059

Warranty reserve	$—	$12,268	$—	$(9,801)	$2,467

Income tax valuation allowance	$1,354	$875	$—	$—	$2,229

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: August 10, 2009	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of August 10, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN	President and Chief Executive Officer (Principal Executive Officer); Director
Ronald W. Kaplan

/s/ JAMES E. CLINE	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
James E. Cline

/s/ ANDREW U. FERRARI	Chairman
Andrew U. Ferrari

/s/ WILLIAM F. ANDREWS	Director
William F. Andrews

/s/ PAUL A. BRUNNER	Director
Paul A. Brunner

/s/ JAY M. GRATZ	Director
Jay M. Gratz

/s/ FRANK H. MERLOTTI, JR.	Director
Frank H. Merlotti, Jr.

/s/ RICHARD E. POSEY	Director
Richard E. Posey

/s/ PATRICIA B. ROBINSON	Director
Patricia B. Robinson

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Lock-Up Agreement, dated as of December 20, 2005. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.11	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.12	Consulting Agreement, dated September 10, 2007, by and between Trex Company, Inc. and Anthony J. Cavanna. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007 and incorporated herein by reference.

10.13	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.15	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.16	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.18	Consulting Agreement, dated February 1, 2008, by and between Trex Company, Inc. and Harold F. Monahan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2008 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

Exhibit Number	Exhibit Description
10.27	Credit Agreement, dated as of June 19, 2002, among TREX Company, LLC, the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2002 (as amended by the Company’s Current Report on Form 8-K/A filed on June 28, 2002) and incorporated herein by reference.

10.28	Security Agreement, dated as of March 16, 2007, by and among the Company and Branch Banking and Trust Company, as collateral agent. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.29	First Amendment to Security Agreement, dated as of and effective as of September 30, 2007, with Branch Banking and Trust Company, as Collateral Agent and Senior Secured Party, and JPMorgan Chase Bank, N.A., as Junior Secured Party. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.30	Credit Line Deed of Trust, dated June 19, 2002, by and among TREX Company, LLC, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company of Virginia and Branch Banking and Trust Company, as note holder. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 25, 2002 and incorporated herein by reference.

10.31	First Amendment to Credit Agreement, dated as of August 29, 2003, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.32	Second Amendment to Credit Agreement, dated as of September 30, 2004, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

10.33	Third Amendment to Credit Agreement, dated as of March 31, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.34	Fourth Amendment to Credit Agreement, dated as of July 25, 2005, by and between the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.35	Fifth Amendment to Credit Agreement, dated as of December 31, 2005, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.36	Sixth Amendment to Credit Agreement, dated as of November 9, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.37	Seventh Amendment to Credit Agreement, dated as of December 31, 2006, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.38	Eighth Amendment to Credit Agreement, dated as of March 16, 2007, among the Company and Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.39	Ninth Amendment to Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.40	Tenth Amendment to Credit Agreement, dated as of December 21, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.41	Eleventh Amendment to Credit Agreement, dated as of December 31, 2007, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.42	Twelfth Amendment to Credit Agreement, dated as of June 16, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.43	Thirteenth Amendment to Credit Agreement, dated as of November 10, 2008, by and between Trex Company, Inc. and Branch Banking and Trust Company. Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.44	Promissory Note (Revolving Note), dated as of December 31, 2006, in the principal amount of $100,000,000 from the Company payable to the order of Branch Banking and Trust Company of Virginia. Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.45	Loan Agreement, dated as of December 1, 2004, between the Company and Mississippi Business Finance Corporation. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.46	Promissory Note, dated as of December 16, 2004, in the principal amount of $25,000,000 from the Company payable to the order of Mississippi Business Finance Corporation. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.47	Reimbursement and Credit Agreement, dated as of December 1, 2004, between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.48	First Amendment to Reimbursement and Credit Agreement, dated as of July 25, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.49	Second Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2005, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.

10.50	Third Amendment to Reimbursement and Credit Agreement, dated as of November 21, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.51	Fourth Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2006, by and between the Company and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.52	Fifth Amendment to Reimbursement and Credit Agreement, effective as of June 18, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

10.53	Sixth Amendment to Reimbursement and Credit Agreement, dated as of December 21, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference.

10.54	Seventh Amendment to Reimbursement and Credit Agreement, dated as of December 31, 2007, between Trex Company, Inc. and JPMorgan Chase Bank, N.A., as Issuing Bank and Administrative Agent. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 7, 2008 and incorporated herein by reference.

10.55	Reimbursement Note, dated as of December 1, 2004, in the principal amount of $25,308,220 from the Company payable to JPMorgan Chase Bank, N.A. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.56	Land Deed of Trust, dated as of December 1, 2004, made by the Company to the trustee named therein for the benefit of JPMorgan Chase Bank, N.A. Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

10.57	First Amendment to Land Deed of Trust, dated as of and effective as of September 30, 2007, with JPMorgan Chase Bank, N.A., as Beneficiary and Secured Party, and the Trustee therein named for the benefit of such Beneficiary. Filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.58	Trust Indenture, dated as of December 1, 2004, between Mississippi Business Finance Corporation and J.P. Morgan Trust Company, National Association, as Trustee, including Form of Variable Rate Series 2004 Bond and Form of Fixed Rate Series 2004 Bond. Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2004 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.