Form 10-Q/A
period 2009-03-31
TREX CO INC
filed 2009-08-10
CIK 1069878

UNITED STATES

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at August 3, 2009 was 15,376,744 shares.

EXPLANATORY STATEMENT

Why we are filing this Amendment to our Form 10-Q

During the preparation of the Quarterly Report on Form 10-Q for the three-month period ended June 30, 2009, the Company’s management team discovered that, beginning in 2007, the Company incorrectly calculated the valuation allowance related to its deferred tax assets.

In determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of this error is that the valuation allowance for deferred tax assets was understated at December 31, 2007 and each subsequent financial reporting date through March 31, 2009.

As a result of the foregoing, the Company understated reported net loss in 2007 by approximately $1.6 million and overstated net income in 2008 by approximately $0.3 million. The error did not have a material effect on earnings for the three-month period ended March 31, 2009. The combined effect of the misstatements in years 2007 and 2008 and the three-month period ended March 31, 2009 resulted in a cumulative overstatement of net income totaling approximately $1.9 million.

The Company is filing this amendment on Form 10-Q/A to amend and restate the Company’s condensed consolidated balance sheet as of March 31, 2009. The financial information as of December 31, 2008 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Amended 2008 10-K”). The Company does not intend to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.

The restatement adjustments had no material effect on the Company’s reported net income for the three months ended March 31, 2009.

Amended Items of Form 10-Q

We are amending the following items of the Original Filing:

Part I	Item 1	Financial Statements

Part I	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I	Item 4	Controls and Procedures

Part II	Item 6	Exhibits

All information not affected by the restatement is unchanged

Except as set forth above, we have not changed any information included in the Original Filing that is not affected by the restatement or the retrospective adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Accordingly, the information included in the Original Filing and included in this amendment that is not affected by the restatement describes conditions as they existed and were presented in the Original Filing at the time we filed that report with the Securities and Exchange Commission on May 8, 2009. Except as set forth above or other immaterial changes, we have not taken into account any other events occurring after we filed the Original Filing that might have affected those disclosures, nor have we modified or updated those disclosures, including the exhibits to the Original Filing, to reflect any other subsequent events. Accordingly, in conjunction with reading this amendment to the Original Filing, you should also read all other filings we have made with the Securities and Exchange Commission since May 8, 2009, including the Amended 2008 10-K.

i

TREX COMPANY, INC.

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2008	March 31, 2009 As Restated (See Note 2)
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,189	$19,548
Accounts receivable, net	13,555	19,988
Inventories	69,397	61,135
Prepaid expenses and other assets	5,518	3,991
Income taxes receivable	2,554	201
Deferred income taxes	2,141	2,141

Total current assets	116,354	107,004

Property, plant, and equipment, net	176,336	172,521
Goodwill	6,837	6,837
Other assets	7,557	6,917

Total assets	$307,084	$293,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,427	$13,892
Accrued expenses	22,239	13,355
Accrued warranty	12,310	9,145
Current portion of long-term debt	1,293	1,321

Total current liabilities	51,269	37,713

Deferred income taxes	3,531	3,531
Accrued taxes	2,640	2,519
Non-current accrued warranty	9,546	10,814
Debt-related derivatives	2,069	1,935
Long-term debt	100,201	101,498

Total liabilities	169,256	158,010

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,310,343 and 15,396,583 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	153	154
Additional paid in capital	92,825	93,307
Accumulated other comprehensive loss	(1,092)	(1,018)
Retained earnings	45,942	42,826

Total stockholders’ equity	137,828	135,269

Total liabilities and stockholders’ equity	$307,084	$293,279

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2009
Net sales	$119,529	$67,650
Cost of sales	87,253	50,896

Gross profit	32,276	16,754
Selling, general and administrative expenses	20,308	16,550

Income from operations	11,968	204
Interest expense, net	4,347	3,440

Income (loss) before income taxes	7,621	(3,236)
Provision (benefit) for income taxes	220	(120)

Net income (loss)	$7,401	$(3,116)

Basic earnings (loss) per common share	$0.50	$(0.21)

Basic weighted average common shares outstanding	14,936,235	15,011,376

Diluted earnings (loss) per common share	$0.49	$(0.21)

Diluted weighted average common shares outstanding	14,955,837	15,011,376

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2009
Operating Activities
Net income (loss)	$7,401	$(3,116)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,870	6,101
Debt discount amortization	1,369	1,633
Equity method (income) loss	(17)	155
Derivatives	444	(61)
Deferred income taxes	134	—
Stock-based compensation	215	827
Loss on disposal of property, plant and equipment	28	7
Changes in operating assets and liabilities:
Accounts receivable	(56,640)	(6,433)
Inventories	26,477	8,262
Prepaid expenses and other assets	(88)	1,726
Accounts payable	2,219	(1,535)
Accrued expenses	(5,814)	(10,902)
Income taxes receivable	89	2,353

Net cash used in operating activities	(17,313)	(983)

Investing Activities
Expenditures for property, plant and equipment	(3,221)	(2,045)
Proceeds from sales of property, plant and equipment	—	11
Notes receivable, net	(750)	27

Net cash used in investing activities	(3,971)	(2,007)

Financing Activities
Financing costs	(174)	—
Principal payments under mortgages and notes	(293)	(307)
Borrowings under line of credit	36,402	—
Principal payments under line of credit	(14,637)	—
Repurchases of common stock	(74)	(407)
Proceeds from employee stock purchase and option plans	60	63

Net cash provided by (used in) financing activities	21,284	(651)

Net increase (decrease) in cash and cash equivalents	—	(3,641)
Cash and cash equivalents at beginning of period	66	23,189

Cash and cash equivalents at end of period	$66	$19,548

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$3,551	$3,258
Cash paid (received) for income taxes, net	$110	$(2,323)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2008 and 2009

(unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc., (the “Company”), is the country’s largest manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. We are incorporated in Delaware. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603 and our telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2.	RESTATEMENT

The Company has restated the accompanying condensed consolidated balance sheet as of March 31, 2009, and the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2008. On July 26, 2009, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate these financial statements to correct an error in the calculation of the valuation allowance related to deferred tax assets.

In determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of this error is that the valuation allowance for deferred tax assets is understated at December 31, 2007 and each subsequent financial reporting date through March 31, 2009.

This amendment includes the Company’s restated condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008 and its restated condensed consolidated statement of operations and cash flows for the three months ended March 31, 2008. The restated consolidated balance sheet as of December 31, 2008 and the restated condensed consolidated statement of operations for the three months ended March 31, 2008 included in this amendment was also included in restated consolidated financial statements filed by the Company in an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Amended 2008 10-K”). For further information, refer to the restated consolidated financial statements and footnotes thereto included in the Company’s Amended 2008 10-K.

The following tables summarize the effects of the restatement adjustments on the Company’s condensed consolidated balance sheet as of March 31, 2009 (unaudited) and condensed consolidated statements of operations (unaudited) and condensed consolidated statements of cash flows (unaudited) for the three months ended March 31, 2008. The error did not affect the condensed consolidated statement of operations or condensed consolidated statement of cash flows for the three months ended March 31, 2009.

CONDENSED CONSOLIDATED BALANCE SHEET

March 31, 2009

(In thousands)

	As Previously Reported	Adjustments	As Restated
Deferred income taxes - asset	$2,538	$(397)	$2,141
Total current assets	107,401	(397)	107,004
Total assets	293,676	(397)	293,279
Deferred income taxes - liability	2,028	1,503	3,531
Total liabilities	156,507	1,503	158,010
Retained earnings	44,726	(1,900)	42,826
Total stockholders’ equity	137,169	(1,900)	135,269
Total liabilities and stockholders’ equity	$293,676	$(397)	$293,279

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Provision for income taxes	$86	$134	$220
Net income	7,535	(134)	7,401
Diluted earnings per common share	$0.50	$(0.01)	$0.49

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

(in thousands, except per share data)

	As Previously Reported	Adjustments	As Restated
Operating activities
Net income	$7,535	$(134)	$7,401
Changes in operating assets and liabilities:
Deferred income taxes	—	134	134

3.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The condensed consolidated results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2008.

4.	NEW ACCOUNTING STANDARDS

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted FSP APB 14-1 effective January 1, 2009, which was applied retrospectively to prior periods as reflected in the Company’s Annual Report of Form 10-K, as amended by Amendment No. 1 on Form 10-K/A. The Company has outstanding convertible debt instruments issued in June 2007 that are affected by FSP APB 14-1. Upon the original issuance of convertible debt in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt FSP APB 14-1, the Company estimated the fair value, as of the date of issuance, of the convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $38.5 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the debt instruments in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in non-cash increase to interest expense in historical and future periods.

The retrospective adoption of FSP APB 14-1 resulted in a $5.7 million and a $2.5 million increase to interest expense for the years ended December 31, 2008 and 2007, respectively.

The following tables provide additional information regarding the Company’s convertible debt instruments that are subject to FSP APB 14-1 (in thousands, except conversion price):

	December 31, 2008	March 31, 2009
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(30,240)	(28,607)
Net carrying amount of liability component	67,260	68,893
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	42 months	39 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%

	Three Months Ended March 31,
	2008	2009
Interest expense at coupon rate (6.0%)	$1,462	$1,462
Non-cash interest in accordance with FSP APB 14-1	1,369	1,633

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

5.	COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $7.3 million and ($3.0) million for the three months ended March 31, 2008 and 2009, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

6.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2008	March 31, 2009
Finished goods	$48,751	$41,871
Raw materials	20,646	19,264

Total inventories	$69,397	$61,135

For the three months ended March 31, 2009, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized an expense of $0.2 million during the three months ended March 31, 2009.

An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-

end inventory levels and costs. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2008	March 31, 2009
Accrued compensation and benefits	$9,996	$1,076
Accrued sales and marketing	2,023	3,544
Accrued interest	4,734	3,099
Accrued customer relations	345	352
Accrued taxes and penalties	1,144	1,084
Accrued rent obligations	2,268	2,177
Accrued manufacturing expenses	607	607
Accrued professional and legal services	258	368
Accrued freight	386	261
Other	478	787

Total accrued expenses	$22,239	$13,355

8.	DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2008	March 31, 2009
Real estate loans	$9,234	$8,926
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

Total long-term debt	131,734	131,426
Less unamortized debt discount	(30,240)	(28,607)

	101,494	102,819
Less current portion	(1,293)	(1,321)

Total long-term debt	$100,201	$101,498

The Company’s outstanding debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At March 31, 2009, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $52.3 million.

As of March 31, 2009 the Company was in compliance with all of the material covenants contained in its debt agreements.

9.	FAIR VALUE MEASUREMENT

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

10.	FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into four interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company accounts for the interest rate swaps as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At March 31, 2009 the fair value of the Company’s interest rate swaps was $1.9 million and was classified as a long term liability in the accompanying condensed consolidated balance sheets. Two of the interest rate swap instruments representing $1.2 million of the total $1.9 million fair value, qualify for and were designated as cash flow hedges of forecasted transactions in accordance with SFAS No. 133 and the changes in fair value of these instruments were recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At March 31, 2009, $1.0 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets. The Company expects approximately $0.4 million to be reclassified into “Interest expense, net” over the next twelve months. The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the three months ended March 31, 2009 (in thousands):

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

11.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2008	2009
	(As Adjusted)
Numerator:
Net income (loss)	$7,401	$(3,116)

Denominator:
Basic weighted average shares outstanding	14,936,235	15,011,376
Effect of dilutive securities: Restricted stock	19,602	—

Diluted weighted average shares outstanding	14,955,837	15,011,376

Basic earnings (loss) per share	$0.50	$(0.21)

Diluted earnings (loss) per share	$0.49	$(0.21)

The Company has excluded 166,658 and 149,270 restricted shares from the calculation of diluted earnings per share for March 31, 2008 and 2009, respectively, as these represent anti-dilutive stock options.

12.	STOCK-BASED COMPENSATION

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

13.	INCOME TAXES

At December 31, 2007, in accordance with FAS 109, Accounting for Income Taxes (“FAS 109”), the Company recorded a valuation allowance against its net deferred tax asset. As of March 31, 2009 the Company continued to maintain a valuation allowance against its net deferred tax asset. The effects of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance.

Accordingly, the Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 3.7% and 2.9%, respectively, which resulted in a benefit of $0.1 million and an expense of $0.2 million, respectively. The higher tax rate in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily due to the reversal of $0.1 million of its liabilities for uncertain tax positions that have been settled.

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

15.	COMMITMENTS AND CONTINGENCIES

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

Legal Matters

The Company is involved in certain litigation as described in Note 14 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the fiscal year ended December 31, 2008. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for fiscal year 2008 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Restatement

On July 26, 2009, the Audit Committee of the Company’s Board of Directors concluded, based upon the recommendation of the Company’s management, that the Company should restate its financial results, including quarterly results, to correct an error in its Annual Reports on Form 10-K for fiscal years ended December 31, 2007 and 2008 and its Quarterly Reports on Form 10-Q for the first three months of the year ended December 31, 2009. Accordingly, we have restated our financial statements to correct this error, as described more fully in Note 2 of the condensed consolidated financial statements in this Form 10-Q/A. This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been modified and updated principally to reflect the effect of these restatements.

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

•

We adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion. The adoption of the pronouncement results in a significant non-cash increase to “Interest expense, net.” The pronouncement requires retroactive application. For further information see Note 4 of the accompanying notes to condensed consolidated financial statements.

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

Results of Operations

The following table shows, for the three months ended March 31, 2008 and 2009, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended March 31,
	2008	2009
Net sales	100.0%	100.0%
Cost of sales	73.0	75.2

Gross profit	27.0	24.8
Selling, general and administrative expenses	17.0	24.5

Income from operations	10.0	0.3
Interest expense, net	3.6	5.1

Income (loss) before taxes and extraordinary item	6.4	(4.8)
Provision (benefit) for income taxes	0.2	(0.2)

Net income (loss)	6.2%	(4.6)%

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

Interest Expense. Net interest expense decreased $0.9 million to $3.4 million in the 2009 quarter from $4.3 million in the 2008 quarter. Net interest expense included $1.4 million and $1.6 million of charges to the 2008 and 2009 quarters respectively in non-cash interest related to the adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion. Excluding the aforementioned charges related to FSP APB 14-1 net interest expense was $1.8 million in the 2009 quarter, a $1.1 million reduction compared to the 2008 quarter. The decrease in net interest expense in the 2009 quarter, excluding the effects of FSP APB 14-1, included $0.5 million less in unrealized losses on debt-related derivatives, $0.4 million reduced expenses related to uncertain tax positions and $0.2 million of reduced interest due to the Company carrying a reduced level of average net debt.

Provision for Income Taxes. The Company’s effective tax rate for the 2009 quarter and 2008 quarter was 3.7% and 2.9%, respectively, which resulted in a benefit of $0.1 million and an expense of $0.2 million, respectively. The effective tax rate was substantially lower than the statutory rate in both quarters due to the fact that the Company maintains a valuation allowance against its net deferred tax assets which substantially offsets statutory tax expense or benefits. The higher tax rate in the 2009 quarter as compared to the 2008 quarter was primarily due to the reversal of $0.1 million of its liabilities for uncertain tax positions that have been settled.

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

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2009 quarter was $1.0 million compared to $17.3 million for the 2008 quarter. The Company generated operating cash flow before changes in operating assets and liabilities of $5.5 million in the 2009 quarter, compared to $16.4 million in the 2008 quarter. The decrease is attributable to a net decrease of $10.5 million in net income.

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

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures first in connection with our 2008 Annual Report on Form 10-K, as amended on Form 10-K/A and our Quarterly Report on Form 10-Q, as amended on Form 10-Q/A for the period ending March 31, 2009.

As previously disclosed under “Item 9A. Controls and Procedures” in our Amended Annual Report on Form 10-K/A for our 2008 fiscal year, our management identified a material weakness in our internal control over financial reporting at December 31, 2007 and each subsequent financial reporting date through March 31, 2009. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that the Company failed to institute procedures to accurately compute the valuation allowance related to the Company’s deferred tax assets. As a result, in determining the valuation allowance, the Company considered as a source of future taxable income existing taxable temporary differences related to indefinite-lived intangible assets. Because the timing of reversal of these deferred tax liabilities is unknown, they are not a reliable source of recovery of deferred tax assets. The result of this error is that the valuation allowance for deferred tax assets was understated at December 31, 2007 and each subsequent financial reporting date through March 31, 2009.

Based on management’s evaluation and as a result of the identified material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that we are able to accumulate and communicate to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, information that we are required to disclose in the reports that we file with the SEC, and to record, process, summarize and report that information within the required time periods.

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we intend to initiate remediation measures to address the material weakness identified above. Specifically, we intend to improve documentation with respect to our consideration of the four possible sources of taxable income proscribed in paragraph 21 of FAS 109 when considering the need for a valuation allowance against our deferred tax assets.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

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