Form 10-Q
period 2009-06-30
TREX CO INC
filed 2009-08-10
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2008	June 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,189	$46,367
Accounts receivable, net	13,555	37,802
Inventories	69,397	40,078
Prepaid expenses and other assets	5,518	3,957
Income taxes receivable	2,554	201
Deferred income taxes	2,141	2,141

Total current assets	116,354	130,546
Property, plant, and equipment, net	176,336	168,712
Goodwill	6,837	6,837
Other assets	7,557	6,788

Total assets	$307,084	$312,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,427	$21,444
Accrued expenses	22,239	18,546
Accrued warranty	12,310	13,779
Current portion of long-term debt	1,293	1,348

Total current liabilities	51,269	55,117
Deferred income taxes	3,531	3,531
Accrued taxes	2,640	2,519
Non-current accrued warranty	9,546	3,716
Debt-related derivatives	2,069	1,610
Long-term debt	100,201	102,791

Total liabilities	169,256	169,284

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,310,343 and 15,357,479 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	153	154
Additional paid in capital	92,825	94,052
Accumulated other comprehensive loss	(1,092)	(811)
Retained earnings	45,942	50,204

Total stockholders’ equity	137,828	143,599

Total liabilities and stockholders’ equity	$307,084	$312,883

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net sales	$94,998	$91,455	$214,527	$159,105
Cost of sales	67,380	62,893	154,633	113,790

Gross profit	27,618	28,562	59,894	45,315
Selling, general and administrative expenses	17,831	17,423	38,139	33,973

Income from operations	9,787	11,139	21,755	11,342
Interest expense, net	3,252	3,643	7,599	7,082

Income before income taxes	6,535	7,496	14,156	4,260
Provision (benefit) for income taxes	51	118	271	(2)

Net income	$6,484	$7,378	$13,885	$4,262

Basic earnings per common share	$0.43	$0.49	$0.93	$0.28

Basic weighted average common shares outstanding	14,956,154	15,051,200	14,946,194	15,031,398

Diluted earnings per common share	$0.43	$0.49	$0.93	$0.28

Diluted weighted average common shares outstanding	15,044,943	15,107,510	15,001,972	15,094,572

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2009
Operating Activities
Net income	$13,885	$4,262
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,220	12,226
Debt discount amortization	2,739	3,266
Equity method (income) losses	(149)	124
Derivatives	88	(178)
Deferred income taxes	168	—
Stock-based compensation	936	1,671
Loss on disposal of property, plant and equipment	21	31
Changes in operating assets and liabilities:
Accounts receivable	(28,776)	(24,247)
Inventories	36,418	29,319
Prepaid expenses and other assets	(639)	1,640
Accounts payable	(4,878)	6,017
Accrued expenses	(9,279)	(8,173)
Income taxes receivable	138	2,353

Net cash provided by operating activities	23,892	28,311

Investing Activities
Expenditures for property, plant and equipment	(4,829)	(4,135)
Proceeds from sales of property, plant and equipment	—	19
Notes receivable, net	(723)	49

Net cash used in investing activities	(5,552)	(4,067)

Financing Activities
Financing costs	(183)	—
Principal payments under mortgages and notes	(591)	(621)
Borrowings under line of credit	44,178	—
Principal payments under line of credit	(44,178)	—
Repurchases of common stock	(74)	(571)
Proceeds from employee stock purchase and option plans	117	126

Net cash used in financing activities	(731)	(1,066)

Net increase in cash and cash equivalents	17,609	23,178
Cash and cash equivalents at beginning of period	66	23,189

Cash and cash equivalents at end of period	$17,675	$46,367

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$4,067	$3,591
Cash paid (received) for income taxes, net	$(45)	$(2,323)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2008 and 2009

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2008.

3. NEW ACCOUNTING STANDARDS

Accounting Pronouncements Recently Adopted

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosure related to derivatives and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures relating to: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company adopted this standard effective January 1, 2009. Other than the required disclosures, the adoption of SFAS No. 161 had no impact on the Company’s results of operations or financial position. See note 9 for the Company’s disclosure on derivative instruments.

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

The following tables provide additional information regarding the Company’s convertible debt instruments that are subject to FSP APB 14-1 (in thousands, except conversion price):

	December 31, 2008	June 30, 2009
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(30,240)	(26,973)
Net carrying amount of liability component	67,260	70,527
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	42 months	36 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Interest expense at coupon rate (6.0%)	$1,462	$1,462	$2,925	$2,925
Non-cash interest in accordance with FSP APB 14-1	1,370	1,633	2,739	3,266

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 require companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on our financial condition, results of operations or cash flows.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

4. COMPREHENSIVE INCOME

The Company’s comprehensive income was $6.6 million and $7.6 million for the three months ended June 30, 2008 and 2009, respectively and $13.9 million and $4.5 million for the six months June 30, 2008 and 2009, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

5. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2008	June 30, 2009
Finished goods	$48,751	$25,303
Raw materials	20,646	14,775

Total inventories	$69,397	$40,078

For the three months and six months ended June 30, 2009, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $195 thousand and $43 thousand during the three months and six months ended June 30, 2009, respectively.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2008	June 30, 2009
Accrued compensation and benefits	$9,996	$3,291
Accrued sales and marketing	2,023	4,290
Accrued interest	4,734	4,612
Accrued customer relations	345	378
Accrued taxes and penalties	1,144	1,202
Accrued rent obligations	2,268	2,162
Accrued manufacturing expenses	607	946
Accrued professional and legal services	258	327
Accrued freight	386	482
Other	478	856

Total accrued expenses	$22,239	$18,546

7. DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2008	June 30, 2009
Real estate loans	$9,234	$8,612
Convertible notes	97,500	97,500
Promissory note	25,000	25,000

Total long-term debt	131,734	131,112
Less unamortized debt discount	(30,240)	(26,973)

	101,494	104,139
Less current portion	(1,293)	(1,348)

Total long-term debt	$100,201	$102,791

The Company’s outstanding debt consists of real estate loans, convertible bond notes, a promissory note and a revolving credit facility. At June 30, 2009, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $53.3 million.

As of June 30, 2009 the Company was in compliance with the covenants contained in its debt agreements.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2009 (in thousands):

	Total Fair Value Measurement June 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$1,610	$—	$1,610	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9. FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at June 30, 2008 and 2009. At June 30, 2009, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $73.1 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt and has entered into four interest rate swap contracts that effectively convert a significant portion of its variable-rate debt to fixed-rate obligations. The Company accounts for the interest rate swaps as derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,(“SFAS No. 133”) as amended. SFAS No. 133 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At June 30, 2009 the fair value of the Company’s interest rate swaps was $1.6 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. Two of the interest rate swap instruments representing $1.0 million of the total $1.6 million fair value, qualify for and were designated as cash flow hedges of forecasted transactions in accordance with SFAS No. 133 and the changes in fair value of these instruments were recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At June 30, 2009, $0.8 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets. The Company expects approximately $0.4 million to be reclassified into “Interest expense, net” over the next twelve months. The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the six months ended June 30, 2009 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2008	$1,242	$(150)	$1,092
Gain (loss) reclassified to “interest expense, net”	(226)	—	(226)
Unrealized (gains) losses during period	(55)	—	(55)

Balance, June 30, 2009	$961	$(150)	$811

The two interest rate swap instruments representing the remaining $0.6 million of the total $1.6 million do not qualify as cash flow hedges per SFAS No. 133 and changes in the fair value of these instruments in the amount of $0.1 million and $0.2 million of benefit was recorded in “Interest expense, net” in the accompanying consolidated statements of operations in the three months and six months ended June 30, 2009.

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income available to common shareholders	$6,484	$7,378	$13,885	$4,262

Denominator:
Basic weighted average shares outstanding	14,956,154	15,051,200	14,946,194	15,031,398
Effect of dilutive securities: Stock options	1,259	2,739	1,100	4,917
Restricted stock	87,530	53,571	54,678	58,257

Diluted weighted average shares outstanding	15,044,943	15,107,510	15,001,972	15,094,572

Basic earnings per share	$0.43	$0.49	$0.93	$0.28

Diluted earnings per share	$0.43	$0.49	$0.93	$0.28

Excluded from the computation of diluted earnings per share due to their anti-dilutive effect were 13,568 and 7,757 restricted shares for the three and six months ended June 30, 2009, respectively, and 36,616 and 49,288 restricted shares for the three and six months ended June 30, 2008, respectively, as these represent anti-dilutive stock options.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of June 30, 2009, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2008 and 2009, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2008	2009
Weighted-average fair value of grants	$3.79	$6.66
Dividend yield	0%	0%
Average risk-free interest rate	2.9%	1.6%
Expected term (years)	5	5
Expected volatility	45%	57%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2009:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	228,035	$13.37
Restricted stock	106,874	$13.44

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2008 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Stock appreciation rights	$0.4	$0.4	$0.7	$0.9
Restricted stock	0.3	0.4	0.2	0.8

Total stock-based compensation	$0.7	$0.8	$0.9	$1.7

Total unrecognized compensation cost related to unvested awards as of June 30, 2008 and June 30, 2009 totaled $9.6 million and $7.6 million, respectively. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

12. INCOME TAXES

At December 31, 2007, in accordance with FAS 109, Accounting for Income Taxes (“FAS 109”), the Company recorded a valuation allowance against its net deferred tax asset. As of June 30, 2009 the Company continued to maintain a valuation allowance against its net deferred tax asset. The effects of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance.

Accordingly, the Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was (0.1%) and 1.9%, respectively, which resulted in a benefit of $2 thousand and an expense of $271 thousand, respectively. The lower tax rate in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, was primarily due to the reversal of $0.1 million of its liabilities for uncertain tax positions that have been settled.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for tax purposes in some taxing jurisdictions and would be approximately $0.3 million.

13. SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, principally due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

14. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of June 30, 2009, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $0.8 million, $1.6 million, $1.6 million, $2.0 million and $2.5 million, respectively, and $14.2 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $0.8 million, $1.6 million, $1.6 million, $1.6 million and $1.3 million, respectively, and $0.9 million thereafter. The Company’s lease extends through June 30, 2019. The existing subleases expire in years 2012 through 2015. The Company accounts for the costs associated with the lease as contract termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2008	2009
Balance as of January 1,	$925	$524
Less: cash payments	(425)	(34)
Accretion of discount	27	20
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	391	—

Balance as of June 30,	$918	$510

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2008	2009
Beginning balance, January 1	$39,985	$21,856
Provision for estimated warranties	—	250
Settlements made during the period	(12,145)	(4,611)

Ending balance, June 30,	$27,840	$17,495

Legal Matters

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On July 30, 2009, a settlement of this lawsuit was preliminarily approved by the U.S. District Court for the Northern District of California. The Court has set a hearing for final approval on October 30, 2009.

The Company is involved in certain other litigation as described in Note 14 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the fiscal year ended December 31, 2008. In addition, the Company currently has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

15. SUBSEQUENT EVENTS

In accordance with SFAS No. 165, the Company evaluated all events or transactions that occurred after June 30, 2009 through August 10, 2009, the date the Company issued these financial statements. During this period the Company did not have any material recognizable subsequent events.

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

The Company has six decking product lines: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® and Trex Escapes®; two railing product lines: Trex Designer Series Railing® and Trex Artisan Series Railing®; two fencing product lines: Trex Seclusions® and Trex Surroundings® and a cellular PVC outdoor trim product, TrexTrim™. In addition, the Company offers Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2009 include:

•

We experienced sales volume decreases through the first half of 2009, consistent with the poor general macroeconomic conditions and tight credit markets. In addition, we appear to be experiencing a shift in purchasing patterns as customers hold lower inventories. This behavior had the effect of shifting certain sales from the first quarter into the second quarter of 2009. We believe that the third quarter will also be effected, to some extent, by this shift in purchase patterns.

•	Despite reduced sales, we increased market share and enhanced our strategic partnerships.

•

We improved our manufacturing efficiencies and lowered manufacturing costs. The favorable impact of these initiatives coupled with our 2009 price increase more than offset the negative gross margin implications of operating at lower levels of capacity utilization in the 2009 quarter and six-month period.

•	We improved cash flows, despite reduced earnings. We ended the 2009 quarter with a cash balance of $46.4 million and have not utilized our revolving line of credit since May 2008.

•

We continue to settle claims for material previously produced at the Nevada facility that exhibit surface defects (as further described in our most recent Form 10-K) against the warranty reserve. We continue to monitor the adequacy of the reserve, which if increased, would have an adverse effect on profitability.

•

During the first quarter of 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion. The adoption of the pronouncement results in a significant non-cash increase to “Interest expense, net.” The pronouncement requires retroactive application. For further information see Note 3 of the accompanying notes to condensed consolidated financial statements.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The Company’s branding and product differentiation strategy enables it to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand, the Company has historically provided its distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, the Company, from time to time, may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to the Company’s distributors except those granted pursuant to the warranty provisions of the Company’s agreement with its distributors.

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

Results of Operations

The following table shows, for the three and six months ended June 30, 2008 and 2009, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	68.8	72.1	71.5

Gross profit	29.1	31.2	27.9	28.5
Selling, general and administrative expenses	18.8	19.1	17.8	21.4

Income from operations	10.3	12.2	10.1	7.1
Interest expense, net	3.4	4.0	3.5	4.5

Income before taxes and extraordinary item	6.9	8.2	6.6	2.7
Provision for income taxes	0.1	0.1	0.1	0.0

Net income	6.8%	8.1%	6.5%	2.7%

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008

Net Sales. Net sales in the quarter ended June 30, 2009 (the “2009 quarter”) decreased 3.7% to $91.5 million from $95.0 million in the quarter ended June 30, 2008 (the “2008 quarter”). The decrease in net sales was primarily attributable to a 14% reduction in sales volume, which was partially offset by an 8% increase in the average price per unit. The decrease in sales volume was principally related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed repair and remodeling expenditures and lower housing starts, as compared to the 2008 quarter. We believe that the aforementioned negative macroeconomic conditions during the 2009 quarter were partially offset by a significant shift in purchasing patterns from the first quarter to the second quarter of 2009 as customers ordered more based on pull-through demand and held inventories lower than in past years during the first quarter due to the poor economy. The increase in revenue per product unit resulted from a price increase, effective January 2009, of approximately 8%. The Company has historically offered an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season and to better serve end users.

Gross Profit. Gross profit increased 3.4% to $28.6 million in the 2009 quarter from $27.6 million in the 2008 quarter. The increase was primarily attributable to improved manufacturing efficiencies including productivity enhancements, operations cost controls and the effect of the 2009 price increase. The positive effect of the manufacturing efficiencies and price increase on gross profit during the 2009 quarter more than offset the impact of the reduction in sales volume. Gross profit as a percentage of net sales, gross margin, increased to 31.2% in the 2009 quarter from 29.1% in the 2008 quarter. The effect of the 2009 price increase coupled with manufacturing efficiencies contributed to an approximate 11% increase in gross margin. The positive effect of the foregoing factors on gross margin in the 2009 quarter was partially offset by the negative impact on gross margin of 7% from operating at reduced levels of capacity utilization and 2% related to sales of excess poly at reduced prices. The excess poly sales were principally driven by operating at reduced levels of capacity utilization. The reduced sales price of poly was primarily driven by weak global demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.3% to $17.4 million in the 2009 quarter from $17.8 million in the 2008 quarter. The reduction in selling, general and administrative expenses in the 2009 quarter was primarily related to lower branding expenses, which was partially offset by increased personnel expenses. Branding expenses decreased $1.5 million in the 2009 quarter. Personnel-related expenses increased $0.8 million in the 2009 quarter. The primary drivers to the increased personnel-related expenses in the 2009 quarter included a $0.2 million increase to incentive compensation and severance costs of $0.4 million related to a reduction in force. As a percentage of net sales, total selling, general and administrative expenses increased to 19.1% in the 2009 quarter from 18.8% in the 2008 quarter.

Interest Expense. Net interest expense increased $0.3 million to $3.6 million in the 2009 quarter from $3.3 million in the 2008 quarter. Net interest expense included $1.6 million and $1.4 million of charges to the 2009 and 2008 quarters respectively in non-cash interest related to the adoption of FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). Excluding the aforementioned charges related to FSP APB 14-1, net interest expense was $2.0 million in the 2009 quarter, a $0.1 million increase compared to the 2008 quarter, primarily attributable to a $0.2 million reduction in unrealized gains related to changes in the fair value of the Company’s debt-related derivatives offset by $0.1 million reduced interest expense due to the Company carrying a reduced level of average net debt.

Provision for Income Taxes. The Company’s effective tax rate for the 2009 quarter and 2008 quarter was 1.6% and 0.8%, respectively, which resulted in an expense of $0.1 million for each of the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the fact that the Company maintains a valuation allowance against its net deferred tax assets which substantially offsets statutory tax expense or benefits.

Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008

Net Sales. Net sales in the six months ended June 30, 2009 (the “2009 six-month period”) decreased 25.8% to $159.1 million from $214.5 million in the six months ended June 30, 2008 (the “2008 six-month period”). The decrease in net sales was primarily attributable to a 35% decrease in sales volume, which was partially offset by a 9.6% increase in revenue per product unit. The decrease in sales volume was principally related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed repair and remodeling expenditures and lower housing starts, as compared to the 2008 six-month period. In addition, we believe that there has been a significant shift in purchasing patterns from the first quarter to the second and third quarters as customers are ordering more based on pull-through demand which resulted in holding inventories lower than in past years during the first quarter due to the poor economy. The increase in revenue per product unit resulted from a price increase, effective January 2009, of approximately 8% and increased sales of higher unit priced products primarily related to an increase in the sales mix of our railing product. The Company has historically offered an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season and to better serve end users.

Gross Profit. Gross profit decreased 24.3% to $45.3 million in the 2009 six-month period from $59.9 million in the 2008 six-month period. The decrease was primarily attributable to reduced sales volume. Gross profit as a percentage of net sales, gross margin, increased to 28.5% in the 2009 six-month period from 27.9% in the 2008 six-month period. The effect of the 2009 price increase and sales mix of higher revenue per product unit resulted in an increase in gross margin in the 2009 six-month period of approximately 7% from the 2008 six-month period. Gross margin was positively affected by an increase in production rates and yields and cost reductions due to our continued focus on manufacturing automation and standardization, which contributed to a 4% increase in gross margin. The positive effect of the foregoing factors on gross margin in the 2009 six-month period was partially offset by the negative impact on gross margin of 7% from operating at reduced levels of capacity utilization and 2% related to sales of excess poly at reduced prices. The excess poly sales were principally driven by operating at reduced levels of capacity utilization. The reduced sales price of poly was primarily driven by weak global demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 10.9% to $34.0 million in the 2009 six-month period from $38.1 million in the 2008 six-month period. The reduction in selling, general and administrative expenses in the 2009 six-month period were primarily related to lower personnel and branding expenses. Personnel-related expenses declined $3.5 million in the 2009 six-month period. The primary drivers to the reduced personnel-related expenses in the 2009 six-month period included a $3.8 million reduction to incentive compensation. Branding expenses decreased $0.4 million in the 2009 six-month period. As a percentage of net sales, total selling, general and administrative expenses increased to 21.4% in the 2009 six-month period from 17.8% in the 2008 six-month period.

Interest Expense. Net interest expense decreased to $7.1 million in the 2009 six-month period from $7.6 million in the 2008 six-month period. Net interest expense included $3.3 million and $2.7 million of charges to the 2009 and 2008 six-month periods respectively in non-cash interest related to the adoption of FSP APB 14-1. Excluding the aforementioned charges related to FSP APB 14-1 net interest expense was $3.8 million in the 2009 six-month period, a $1.1 million reduction compared to the 2008 six-month period. The decrease in net interest expense in the 2009 six-month period, excluding the effects of FSP APB 14-1, resulted from a $0.3 million favorable year-over-year variance related to changes in the fair value of the Company’s debt-related derivatives, a $0.4 million reduction in interest expense related to uncertain tax positions and a $0.5 million reduction of interest expense due to the Company carrying a reduced level of average net debt.

Provision for Income Taxes. The Company recorded a benefit for income taxes of $2 thousand in the 2009 six-month period compared to a $271 thousand provision for income taxes in the 2008 six-month period. The provisions reflect an effective tax rate of approximately (0.1%) in the 2009 six-month period and 1.9% in the 2008 six-month period. The effective tax rate was substantially lower than the statutory rate in both six-month periods due to the fact that the Company maintains a valuation allowance against its net deferred tax assets which substantially offsets statutory tax expense or benefits.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At June 30, 2009, the Company had $46.4 million of cash and cash equivalents.

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

Sources and Uses of Cash. The Company’s cash generated from operating activities for the 2009 six-month period was $28.3 million compared to $23.9 million for the 2008 six-month period. The Company’s continued focus on working capital management generated more cash flow than the 2008 six-month period, which more than offset lower net income.

The Company’s cash used in investing activities totaled $4.1 million in the 2009 six-month period, compared to cash used in investing activities of $5.6 million in the 2008 six-month period. In the 2009 six-month period, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment and an ERP system upgrade.

The Company’s cash used by financing activities was $1.1 million in the 2009 six-month period compared to cash used by financing activities of $0.7 million in the 2008 six-month period.

Indebtedness. At June 30, 2009, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $132.7 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 5.44%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At June 30, 2009, the Company had no borrowings outstanding under its revolving credit facility and $53.3 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2009, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2009 six-month period totaling $4.1 million, primarily for manufacturing equipment and an ERP system upgrade. The Company currently estimates that its capital requirements in 2009 will be approximately $10 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2008. There were no material changes to the Company’s market risk exposure during the three months ended June 30, 2009.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures first in connection with our 2008 Annual Report on Form 10-K, as amended on Form 10-K/A and our Quarterly Report on Form 10-Q, as amended on Form 10-Q/A for the period ending March 31, 2009 and secondly, in connection with the Form 10-Q filed by the Company for this period.

As previously disclosed under “Item 9A. Controls and Procedures” in our Amended Annual Report on Form 10-K/A for our 2008 fiscal year and in our Amended Quarterly Report on Form 10-Q/A for the period ending March 31, 2009, our management identified a material weakness in our internal control over financial reporting at December 31, 2007 and each subsequent financial reporting date through March 31, 2009. A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we intend to initiate remediation measures to address the material weakness identified above. Specifically, we intend to improve documentation with respect to our consideration of the four possible sources of taxable income proscribed in paragraph 21 of FAS 109 when considering the need for a valuation allowance against our deferred tax assets.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended June 30, 2009 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2009 – April 30, 2009	—	$0.00	Not applicable	Not applicable
May 1, 2009 – May 31, 2009	14,938	11.04	Not applicable	Not applicable
June 1, 2009 – June 30, 2009	—	0.00	Not applicable	Not applicable

Quarter ended June 30, 2009	14,938	$11.04

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2009 annual meeting of stockholders on May 6, 2009.

(b)	Frank H. Merlotti, Jr and Patricia B. Robinson were elected at the annual meeting stockholders as directors to serve until the Company’s annual meeting of stockholders in 2012. Jay M. Gratz, Ronald W. Kaplan, William F. Andrews, Paul A. Brunner and Andrew U. Ferrari continued as directors of the Company after the annual meeting of stockholders on May 6, 2009.

(c)	The following sets forth information regarding each proposal voted upon at the 2009 annual meeting. Each such proposal was approved by stockholders. There were 15,396,583 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2009 annual meeting.

Proposal 1. The election of the following duly nominated directors:

Nominees	Votes For	Votes Withheld
Frank H. Merlotti	8,019,603	5,431,353
Patricia B. Robinson	12,038,435	1,412,521

Proposal 2. The ratification of the appointment of Ernst & Young LLP as Trex Company, Inc.’s independent registered public accounting firm for the 2009 fiscal year:

Votes For	Against	Abstain
13,323,416	116,480	11,060

Item 5. Other Events

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On July 30, 2009, a settlement of this lawsuit was preliminarily approved by the U.S. District Court for the Northern District of California. The Court has set a hearing for final approval on October 30, 2009.

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