Form 10-Q
period 2009-09-30
TREX CO INC
filed 2009-11-09
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 30, 2009 was 15,388,017 shares.

TREX COMPANY, INC.

ii

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2008	September 30, 2009
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,189	$39,791
Accounts receivable, net	13,555	14,961
Inventories	69,397	37,676
Prepaid expenses and other assets	5,518	2,531
Income taxes receivable	2,554	201
Deferred income taxes	2,141	2,141

Total current assets	116,354	97,301

Property, plant, and equipment, net	176,336	140,425
Goodwill	6,837	6,837
Other assets	7,557	5,831

Total assets	$307,084	$250,394

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,427	$10,239
Accrued expenses	22,239	16,231
Accrued warranty	12,310	12,342
Current portion of long-term debt	1,293	1,376

Total current liabilities	51,269	40,188

Deferred income taxes	3,531	3,531
Accrued taxes	2,640	2,224
Non-current accrued warranty	9,546	1,994
Debt-related derivatives	2,069	950
Long-term debt	100,201	79,204

Total liabilities	169,256	128,091

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,310,343 and 15,388,017 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	153	154
Additional paid in capital	92,825	95,207
Accumulated other comprehensive loss	(1,092)	(800)
Retained earnings	45,942	27,742

Total stockholders’ equity	137,828	122,303

Total liabilities and stockholders’ equity	$307,084	$250,394

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

`

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net sales	$85,379	$61,949	$299,905	$221,054
Cost of sales	62,406	43,467	217,038	157,257

Gross profit	22,973	18,482	82,867	63,797
Selling, general and administrative expenses	14,533	13,964	52,672	47,937
Impairment of long-lived assets	—	23,251	—	23,251

Income (loss) from operations	8,440	(18,733)	30,195	(7,391)
Interest expense, net	3,536	3,930	11,135	11,012

Income (loss) before income taxes	4,904	(22,663)	19,060	(18,403)
Provision (benefit) for income taxes	(261)	(201)	10	(203)

Net income (loss)	$5,165	$(22,462)	$19,050	$(18,200)

Basic earnings (loss) per common share	$0.35	$(1.49)	$1.27	$(1.21)

Basic weighted average common shares outstanding	14,964,110	15,082,047	14,952,210	15,048,467

Diluted earnings (loss) per common share	$0.34	$(1.49)	$1.26	$(1.21)

Diluted weighted average common shares outstanding	15,253,680	15,082,047	15,082,325	15,048,467

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2009
Operating Activities
Net income (loss)	$19,050	$(18,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,522	18,776
Debt discount amortization	4,234	5,050
Impairment of long-lived assets	—	23,251
Equity method losses	17	141
Unrealized (gains) losses on derivatives	107	(827)
Deferred income taxes	225	—
Stock-based compensation	1,618	2,687
Loss on disposal of property, plant and equipment	21	29
Changes in operating assets and liabilities:
Accounts receivable	(12,590)	(1,406)
Inventories	43,517	31,721
Prepaid expenses and other assets	(559)	3,337
Accounts payable	(9,011)	(5,187)
Accrued expenses	(15,439)	(13,945)
Income taxes receivable	(85)	2,353

Net cash provided by operating activities	50,627	47,780

Investing Activities
Expenditures for property, plant and equipment	(6,214)	(5,022)
Proceeds from sales of property, plant and equipment	42	45
Notes receivable, net	(702)	72

Net cash used in investing activities	(6,874)	(4,905)

Financing Activities
Financing costs	(279)	(7)
Principal payments under mortgages and notes	(891)	(25,963)
Borrowings under line of credit	44,178	—
Principal payments under line of credit	(44,178)	—
Repurchases of common stock	(74)	(571)
Proceeds from employee stock purchase and option plans	182	268

Net cash used in financing activities	(1,062)	(26,273)

Net increase in cash and cash equivalents	42,691	16,602
Cash and cash equivalents at beginning of period	66	23,189

Cash and cash equivalents at end of period	$42,757	$39,791

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$7,366	$6,842
Cash received for income taxes, net	$(45)	$(2,310)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2008 and 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2007 and 2008 and for each of the three years in the period ended December 31, 2008 included in the annual report of Trex Company, Inc. on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2008.

3.	NEW ACCOUNTING STANDARDS

Accounting Pronouncements Recently Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification™ (“the Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

In March 2008, the FASB issued the disclosure requirements within ASC 815, “Derivatives and Hedging” (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.) ASC 815 is intended to improve transparency of financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The disclosure requirements apply to all derivative instruments within the scope of ASC 815. The standard also applies to non-derivative hedging instruments and all related hedged items designated and qualifying under ASC 815. The Company adopted this standard effective January 1, 2009. Other than the required disclosures, the adoption of ASC 815 had no impact on the Company’s results of operations or financial position. See Note 9 for the Company’s disclosure on derivative instruments.

In May 2008, the FASB issued guidance, now codified within ASC 470 (formerly FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). ASC 470 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The resulting debt discount will be amortized over the period the convertible debt is expected to be outstanding as non-cash interest expense. The Company adopted ASC 470 effective January 1, 2009, which was applied retrospectively to prior periods as reflected in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A. The Company has outstanding convertible debt instruments issued in June 2007 that are affected by ASC 470. Upon the original issuance of convertible debt in 2007, the Company recorded the net debt obligation as long-term debt in accordance with applicable accounting standards at that time. To adopt ASC 470, the Company estimated the fair value, as of the date of issuance, of the convertible debt instruments as if the instruments were issued without the conversion options. The difference between the fair value and the principal amounts of the instruments was $38.5 million. This amount was retrospectively applied to the Company’s financial statements from the issuance date of the debt instruments in 2007, and was retrospectively recorded as a debt discount and as a component of equity. The discount is being amortized over the expected five-year life of the notes resulting in a non-cash increase to interest expense in historical and future periods.

The retrospective adoption of ASC 470 resulted in a $5.7 million and a $2.5 million increase to interest expense for the years ended December 31, 2008 and 2007, respectively.

The following tables provide additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	December 31, 2008	September 30, 2009
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(30,240)	(25,191)
Net carrying amount of liability component	67,260	72,309
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	42 months	33 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Interest expense at coupon rate (6.0%)	$1,462	$1,462	$4,387	$4,387
Non-cash interest in accordance with ASC 470	1,495	1,783	4,234	5,050

In April 2009, the FASB issued guidance, now codified within ASC 825, “Financial Instruments” (formerly FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This standard also requires those disclosures in summarized financial information at interim reporting periods and annual periods ending after June 15, 2009. The Company adopted the disclosure requirements of this pronouncement for the quarter ended June 30, 2009.

In May 2009, the FASB issued a pronouncement, now codified within ASC 855, “Subsequent Events” (formerly SFAS 165). ASC 855 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have an impact on our financial condition, results of operations or cash flows.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued a pronouncement, now codified within ASC 810-10, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.

A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASC 810-10 will be effective for our fiscal year beginning on January 1, 2010. The Company is currently evaluating the impact, if any, of adoption of ASC 810-10 on its financial statements.

4.	COMPREHENSIVE INCOME

The Company’s comprehensive income was $5.2 million and ($22.5) million for the three months ended September 30, 2008 and 2009, respectively and $19.2 million and ($17.9) million for the nine months September 30, 2008 and 2009, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2008	September 30, 2009
Finished goods	$48,751	$17,228
Raw materials	20,646	20,448

Total inventories	$69,397	$37,676

For the three months and nine months ended September 30, 2009, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $9.1 million and $9.2 million during the three months and nine months ended September 30, 2009, respectively.

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

The Company reviews its inventory for slow moving or obsolete items and writes down the related products to net realizable value. During the three months ended September 30, 2009, management decided to reclaim for future use in its manufacturing process certain finished goods inventories that are no longer saleable or do not meet quality specifications. As a result, the Company recorded a charge of $7.2 million in the three months ended September 30, 2009. This charge gave rise to $7.4 million of the aforementioned $9.1 million LIFO benefit recognized in the three months ended September 30, 2009.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2008	September 30, 2009
Accrued compensation and benefits	$9,996	$3,081
Accrued sales and marketing	2,023	2,952
Accrued interest	4,734	2,863
Accrued customer relations	345	411
Accrued taxes and penalties	1,144	1,207
Accrued rent obligations	2,268	2,399
Accrued manufacturing expenses	607	568
Accrued professional and legal services	258	472
Accrued freight	386	276
Other	478	2,002

Total accrued expenses	$22,239	$16,231

7.	DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2008	September 30, 2009
Real estate loans	$9,234	$8,271
Convertible notes	97,500	97,500
Promissory note	25,000	—

Total long-term debt	131,734	105,771
Less unamortized debt discount	(30,240)	(25,191)

	101,494	80,580
Less current portion	(1,293)	(1,376)

Total long-term debt, excluding current portion	$100,201	$79,204

At September 30, 2009, the Company’s outstanding debt consists of real estate loans, convertible bond notes and a revolving credit facility. On September 15, 2009 the Company used available cash on hand to pay in full the $25 million promissory note. At September 30, 2009, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $23.2 million.

As of September 30, 2009 the Company was in compliance with the covenants contained in its debt agreements.

8.	FAIR VALUE MEASUREMENT

The Company adopted certain provisions of FASB ASC Topic 820 on January 1, 2008, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The Company’s adoption was limited to financial assets and liabilities, which primarily relate to derivative contracts.

ASC 820 requires the categorization of financial assets and liabilities based upon the level of judgments associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs used to determine the fair value of financial assets and liabilities, are as follows:

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2009 (in thousands):

	Total Fair Value Measurement September 30, 2009	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$950	$—	$950	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2008 and September 30,

2009. At September 30, 2009, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $103.8 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At September 30, 2009, the Company had two fixed-for-floating interest rate swap contracts, that mature on October 1 2014 and August 17, 2015, respectively, that effectively convert two of the Company’s variable-rate real estate notes to fixed-rate obligations. The Company accounts for the interest rate swaps as derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). ASC 815 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At September 30, 2009 the fair value of the Company’s interest rate swaps was $1.0 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The interest rate swap instruments qualify for, and were designated as, cash flow hedges of forecasted transactions in accordance with ASC 815 and the changes in fair value of these instruments were recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At September 30, 2009, $0.8 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying condensed consolidated balance sheets. The Company expects approximately $0.4 million to be reclassified into “Interest expense, net” over the next twelve months.

The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the nine months ended September 30, 2009 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2008	$1,242	$(150)	$1,092
Gain (loss) reclassified to “Interest expense, net”	(338)	—	(338)
Unrealized (gains) losses during period	46	—	46

Balance, September 30, 2009	$950	$(150)	$800

On September 15, 2009 the Company settled two interest rate swap instruments related to its $25 million promissory note that did not qualify as cash flow hedges per ASC 815. Changes in the fair value of these instruments of $39 thousand and $217 thousand are recorded as a benefit in “Interest expense, net” in the accompanying consolidated statements of operations in the three months and nine months ended September 30, 2009.

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income (loss) available to common shareholders	$5,165	$(22,462)	$19,050	$(18,200)

Denominator:
Basic weighted average shares outstanding	14,964,110	15,082,047	14,952,210	15,048,467
Effect of dilutive securities: Stock options	106,033	—	28,313	—
Restricted stock	183,537	—	101,802	—

Diluted weighted average shares outstanding	15,253,680	15,082,047	15,082,325	15,048,467

Basic earnings (loss) per share	$0.35	$(1.49)	$1.27	$(1.21)

Diluted earnings (loss) per share	$0.34	$(1.49)	$1.26	$(1.21)

Excluded from the computation of diluted earnings per share due to their anti-dilutive effect were 259,059 and 145,373 restricted shares for the three and nine months ended September 30, 2009. These shares represent all potential dilutive shares for these periods as they are anti-dilutive due to the net loss. Excluded from the computation of diluted earnings per share due to their anti-dilutive effect were 4,075 and 12,450 restricted shares for the three and nine months ended September 30, 2008, respectively, as these represent anti-dilutive stock options.

11.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC Topic 718 Share-Based Payment, (ASC Topic 718) using the modified prospective transition method. Under that transition method, compensation cost includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of September 30, 2009, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2008 and 2009, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2008	2009
Weighted-average fair value of grants	$3.85	$6.79
Dividend yield	0%	0%
Average risk-free interest rate	2.9%	1.6%
Expected term (years)	5	5
Expected volatility	45%	58%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2009:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	248,989	$13.48
Restricted stock	106,874	$13.44

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2008 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Stock appreciation rights	$0.5	$0.6	$1.2	$1.5
Restricted stock	0.2	0.4	0.4	1.2

Total stock-based compensation	$0.7	$1.0	$1.6	$2.7

Total unrecognized compensation cost related to unvested awards as of September 30, 2008 and September 30, 2009 totaled $9.2 million and $7.4 million, respectively. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from the date of grant.

12.	INCOME TAXES

At December 31, 2007, in accordance with FASB ASC Topic 740, “Income Taxes,” the Company recorded a valuation allowance against its net deferred tax asset. As of September 30, 2009 the Company continued to maintain a valuation allowance against its net deferred tax asset. The effect of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008 was 1.1% and 0.0%, respectively, which resulted in a benefit of $203 thousand and an expense of $10 thousand, respectively.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for tax purposes in some taxing jurisdictions and would be approximately $0.5 million.

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

Contract Termination Costs

As of September 30, 2009, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $0.4 million, $1.6 million, $1.6 million, $2.0 million and $2.5 million, respectively, and $14.3 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2009, 2010, 2011, 2012 and 2013 are $0.4 million, $1.6 million, $1.6 million, $1.6 million and $1.3 million, respectively, and $1.0 million thereafter. The Company’s lease extends through June 30, 2019. The existing subleases expire in years 2012 through 2015. The Company accounts for the costs associated with the lease as contract termination costs in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

The following table provides information about the Company’s liability related to the lease (in thousands):

	2008	2009
Balance as of January 1,	$925	$524
Less: cash payments	(850)	(56)
Accretion of discount	45	31
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	391	—

Balance as of September 30,	$511	$499

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2008	2009
Beginning balance, January 1	$39,985	$21,856
Provision for estimated warranties	—	250
Settlements made during the period	(15,214)	(7,770)

Ending balance, September 30,	$24,771	$14,336

Legal Matters

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and in the Company’s 10-Q for the period ending June 30, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County by Eric Ross and Bradley S. Hureth generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 15, 2009, a purported class action case was commenced against the company in the United States District Court, Western District of Washington by Mark Okano making similar allegations. The Okano case was subsequently transferred by the Washington Court to the California Court as a related case to the Ross/Hureth case. On July 30, 2009, a settlement of the Ross/Hureth lawsuit was preliminarily approved by the U.S. District Court for the Northern District of California. The hearing for final approval was held on October 30, 2009 and the Company is awaiting a final decision from the Court.

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, the Company has been involved with litigation with Ron Nystrom since 2006. As reported in the Company’s 8-K filed on September 9, 2009, on September 8, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed a Federal District Court ruling that the Company does not infringe patents owned by Ron Nystrom.

In addition, the Company currently has other lawsuits, and claims pending against it which are ordinary routine litigation incident to the Company’s business. Management believes these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

15.	LONG-LIVED ASSET IMPAIRMENT

During the three months ended September 30, 2009, the Company recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility. In September 2007, the Company suspended operations at the facility and consolidated all manufacturing operations into its two other plants. Based on available data and management’s intention to reopen the facility, the test for recoverability performed upon shutdown of the facility did not indicate the need for impairment. The Company has continued to monitor the significant assumptions used to assess the recoverability of the related asset groups. In the three months ended September 30, 2009, based on changes in current and projected economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain asset groups were not recoverable and reduced the carrying value of those groups to their estimated fair value. The fair value measurement used to determine the impairment was based on prices for similar assets and considered the condition of the related fixed assets.

The following table provides information regarding the components of the impairment (in thousands):

Amount of Impairment
Land, building and improvements	$7,813
Machinery and equipment	15,349
Other	89

Total	$23,251

16.	SUBSEQUENT EVENTS

In May 2009, the FASB issued accounting guidance now codified as FASB ASC 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim or fiscal periods ending after June 15, 2009. The Company evaluated all events or transactions that occurred after September 30, 2009 through November 9, 2009, the date the Company issued these financial statements.

On November 4, 2009, the Company and Branch Banking and Trust Company, BB&T Capital Markets, and TD Bank, N.A. entered into a financing arrangement, as more particularly described in the Company’s current report on Form 8-K filed on November 6, 2009. As a result, that certain Credit Agreement between the Company and Branch Banking and Trust Company of Virginia dated as of June 19, 2002, as amended, terminated.

.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for fiscal year 2008 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Overview

General. The Company is the largest U.S. manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex ®. The Company has approximately 525 employees throughout the United States with manufacturing facilities located in Olive Branch, Mississippi, Fernley, Nevada and Winchester, Virginia. In September 2007, the Company suspended operations at the Olive Branch facility for an indeterminate period and consolidated all of its manufacturing operations into the Winchester and Fernley sites.

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

Highlights related to the third quarter of 2009 include:

•

We experienced a decrease in sales volume throughout the first three quarters of 2009, consistent with the poor general macroeconomic conditions and tight credit markets. We appear to be experiencing a shift in purchasing patterns as customers hold lower inventories and conserve working capital. In addition, we believe that customers deferred purchases during the three months ended September 30, 2009 in favor of new and redesigned products that the Company will introduce in late 2009.

•	We recorded a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility during the quarter ended September 30, 2009.

•

We recorded a $7.2 million charge related to certain finished goods inventories that are no longer saleable which management decided to reclaim for future use in its manufacturing process. This charge gave rise to a $7.4 million favorable LIFO adjustment and mitigated the impact on earnings.

•

We improved our manufacturing efficiencies and lowered manufacturing costs. The favorable impact of these initiatives coupled with our 2009 price increase more than offset the negative gross margin implications of operating at lower levels of capacity utilization in the 2009 quarter and nine-month period.

•

We continue to generate positive operating cash flows, despite reduced earnings. We ended the 2009 quarter with a cash balance of $39.8 million and have not utilized our revolving line of credit since May 2008. In addition, as part of our continued efforts to reduce outstanding debt, on September 15, 2009 we used cash on hand to pay in full $25.0 million of Mississippi Business Finance Corporation Bonds.

•

We continue to settle claims for material previously produced at the Nevada facility that exhibit surface defects (as further described in our most recent Form 10-K, as amended by Amendment No. 1 on Form 10-K/A) against the warranty reserve. We continue to assess the adequacy of the reserve, which if increased, would have an adverse effect on profitability.

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

Results of Operations

The following table shows, for the three and nine months ended September 30, 2008 and 2009, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.1	70.2	72.4	71.1

Gross profit	26.9	29.8	27.6	28.9
Selling, general and administrative expenses	17.0	22.5	17.5	21.7
Impairment of long-lived assets	0.0	37.5	0.0	10.5

Income from operations	9.9	(30.2)	10.1	(3.3)
Interest expense, net	4.2	6.4	3.7	5.0

Income before taxes and extraordinary item	5.7	(36.6)	6.4	(8.3)
Provision for income taxes	(0.3)	(0.3)	0.0	0.1

Net income	6.0%	(36.3)%	6.4%	(8.2)%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008

Net Sales. Net sales in the quarter ended September 30, 2009 (the “2009 quarter”) decreased 27.4% to $61.9 million from $85.4 million in the quarter ended September 30, 2008 (the “2008 quarter”). The decrease in net sales was primarily attributable to a 38.6% reduction in sales volume, which was partially offset by a 9.7% increase in the average price per unit sold. The decrease in sales volume was primarily related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed repair and remodeling expenditures and lower housing starts, as compared to the 2008 quarter. We also believe that sales in the 2009 quarter were adversely affected by customers’ deferral of purchases in anticipation of new and redesigned products the Company will introduce in late 2009. The Company is unable to accurately quantify the effect of the deferral on net sales in the 2009 quarter. The increase in average price per product unit resulted from a price increase, effective January 2009, of approximately 8% and increased sales of higher unit priced products primarily related to an increase in the sales mix of our railing product.

Gross Profit. Gross profit decreased 19.6% to $18.5 million in the 2009 quarter from $23.0 million in the 2008 quarter. The decrease was primarily attributable to reduced sales volume, offset, in part, by the 2009 price increase and by improved manufacturing efficiencies, including productivity enhancements and operations cost controls. Gross profit as a percentage of net sales, gross margin, increased to 29.8% in the 2009 quarter from 26.9% in the 2008 quarter. The effect of the 2009 price increase coupled with manufacturing efficiencies contributed to an approximate 11% increase in gross margin, offset by the negative impact on gross margin of 8% from operating at reduced levels of capacity utilization. In addition, we recorded a $7.2 million charge related to certain finished goods inventories that are no longer saleable which management decided to reclaim for future use in its manufacturing process. This charge gave rise to a $7.4 million favorable LIFO adjustment and mitigated the impact on earnings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 3.9% to $14.0 million in the 2009 quarter from $14.5 million in the 2008 quarter. The reduction in selling, general and administrative expenses in the 2009 quarter was primarily related to lower branding expenses, which was partially offset by increased research and development expenses combined with customer relations and personnel expenses. Branding expenses decreased $2.0 million in the 2009 quarter. Research and development expenses increased $0.7 million in the 2009 quarter due to efforts to support a new product launch. Customer relations expenses increased $0.5 million and personnel-related expenses increased $0.2 million in the 2009 quarter. The primary driver of the increased customer relations expenses in the 2009 quarter were claims servicing costs. As a percentage of net sales, total selling, general and administrative expenses increased to 22.5% in the 2009 quarter from 17.0% in the 2008 quarter.

Interest Expense. Net interest expense increased $0.4 million to $3.9 million in the 2009 quarter from $3.5 million in the 2008 quarter. The $0.4 million increase was attributable to $0.4 million of unamortized deferred financing costs recognized in the 2009 quarter upon settlement of the Company’s $25 million promissory note and by a $0.3 million increase in the non-cash amortization of the debt discount related to the Company’s convertible debt, offset, in part, by a $0.2 million favorable quarter-over-quarter variance related to interest accrued on uncertain tax positions.

Provision for Income Taxes. The Company’s effective tax rate for the 2009 quarter and 2008 quarter was 0.9% and -5.3%, respectively, which resulted in a benefit of $0.2 million and a benefit of $0.3 million for each of the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008

Net Sales. Net sales in the nine months ended September 30, 2009 (the “2009 nine-month period”) decreased 26.3% to $221.1 million from $299.9 million in the nine months ended September 30, 2008 (the “2008 nine-month period”). The decrease in net sales was primarily attributable to a 36.0% decrease in sales volume, which was partially offset by a 9.5% increase in the average price per product unit sold. The decrease in sales volume was principally related to lower consumer demand attributable to poor macroeconomic conditions, which includes suppressed repair and remodeling expenditures and lower housing starts, as compared to the 2008 nine-month period. We also believe that sales in the 2009 nine-month period were adversely affected by customers’ deferral of purchases in anticipation of new and redesigned products the Company will introduce in late 2009. The Company is unable to accurately quantify the effect of the deferral on net sales in the 2009 nine-month period. The increase in average price per product unit resulted from a price increase, effective January 2009, of approximately 8% and increased sales of higher unit priced products primarily related to an increase in the sales mix of our railing product.

Gross Profit. Gross profit decreased 23.0% to $63.8 million in the 2009 nine-month period from $82.9 million in the 2008 nine-month period. The decrease was primarily attributable to reduced sales volume. Gross profit as a percentage of net sales, gross margin, increased to 28.9% in the 2009 nine-month period from 27.6% in the 2008 nine-month period. The effect of the 2009 price increase and sales mix of higher revenue per product unit resulted in an increase in gross margin in the 2009 nine-month period of approximately 7% from the 2008 nine-month period. Gross margin was positively affected by an increase in production rates and yields and cost reductions due to our continued focus on process and productivity improvements, which contributed to a 3% increase in gross margin. The positive effect of the foregoing factors on gross margin in the 2009 nine-month period was partially offset by the negative impact on gross margin of 7% from operating at reduced levels of capacity utilization and 2% related to sales of excess poly at reduced prices. The excess poly sales were principally driven by operating at reduced levels of capacity utilization. The reduced sales price of poly was primarily driven by weak global demand. In addition, we recorded a $7.2 million charge related to certain finished goods inventories that are no longer saleable which management decided to reclaim for future use in its manufacturing process. This charge gave rise to a $7.4 million favorable LIFO adjustment and mitigated the impact on earnings.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 9.0% to $47.9 million in the 2009 nine-month period from $52.7 million in the 2008 nine-month period. The reduction in selling, general and administrative expenses in the 2009 nine-month period was primarily related to lower personnel and branding expenses partially offset by increases in research and development expenses. Personnel-related expenses declined $3.3 million in the 2009 nine-month period. The primary drivers to the reduced personnel-related expenses in the 2009 nine-month period included a $3.0 million reduction to incentive compensation. Branding expenses decreased $2.4 million in the 2009 nine-month period. Research and development expenses increased $1.7 million in the 2009 nine-month period due to efforts to support a new product launch. As a percentage of net sales, total selling, general and administrative expenses increased to 21.7% in the 2009 nine-month period from 17.5% in the 2008 nine-month period.

Interest Expense. Net interest expense decreased to $11.0 million in the 2009 nine-month period from $11.1 million in the 2008 nine-month period. Compared to the 2008 nine-month period, interest expense in the 2009 nine-period was lower by $0.7 million as a result of a favorable year-over-year variance related to interest accrued on uncertain tax positions and by approximately $0.2 million primarily due to reduced average debt levels. These favorable variances were partially offset by a $0.8 million increase in the non-cash amortization of the debt discount related to the Company’s convertible debt.

Provision for Income Taxes. The Company’s effective tax rate for the 2009 nine-month period and 2008 nine-month period was 1.1% and 0.0%, respectively, which resulted in a benefit of $203 thousand in the 2009 nine-month period compared to a $10 thousand expense in the 2008 nine-month period. The effective tax rate was substantially lower than the statutory rate in both nine-month periods due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At September 30, 2009, the Company had $39.8 million of cash and cash equivalents.

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

On November 4, 2009, the Company and Branch Banking and Trust Company, BB&T Capital Markets, and TD Bank, N.A. entered into a financing arrangement, as more particularly described in the Company’s current report on Form 8-K filed on November 6, 2009. As a result, that certain Credit Agreement between the Company and Branch Banking and Trust Company of Virginia dated as of June 19, 2002, as amended, terminated.

In addition, on November 4, 2009, the Company used $5.5 of cash on hand to pay in full the principal and interest outstanding on three of its variable-rate real estate notes and to settle one related interest rate swap agreement.

Sources and Uses of Cash. The Company’s cash generated from operating activities for the 2009 nine-month period was $47.8 million compared to $50.6 million for the 2008 nine-month period. The unfavorable effects of reduced earnings in the 2009 nine-month period was partially offset by the favorable effects of the Company’s continued focus on working capital management, particularly the collection of accounts receivables and reduction in inventories.

The Company’s cash used in investing activities totaled $4.9 million in the 2009 nine-month period, compared to cash used in investing activities of $6.9 million in the 2008 nine-month period primarily due to lower capital expenditures. In the 2009 nine-month period, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment and an ERP system upgrade.

The Company’s cash used by financing activities was $26.3 million in the 2009 nine-month period compared to cash used by financing activities of $1.1 million in the 2008 nine-month period. On September 15, 2009, the Company redeemed in full $25.0 million of Mississippi Business Finance Corporation Bonds as part of the continued efforts to reduce outstanding debt.

Indebtedness. At September 30, 2009, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $106.7 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swaps, was approximately 6.10%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At September 30, 2009, the Company had no borrowings outstanding under its revolving credit facility and $23.2 million of available borrowing capacity.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2009, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2009 nine-month period totaling $5.0 million, primarily for manufacturing equipment and an ERP system upgrade. The Company currently estimates that its capital requirements in 2009 will be approximately $10 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2008. There were no material changes to the Company’s market risk exposure during the three months ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting and Plan of Remediation of Material Weakness. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, we intend to initiate remediation measures to address the material weakness identified above. Specifically, we intend to improve documentation with respect to our consideration of the four possible sources of taxable income proscribed in FASB ASC Topic 740, “Income Taxes,” when considering the need for a valuation allowance against our deferred tax assets.

We intend to continue to evaluate our internal controls on an ongoing basis and to upgrade and enhance them as needed.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, and in the Company’s 10-Q for the period ending June 30, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County by Eric Ross and Bradley S. Hureth generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 15, 2009, a purported class action case was commenced against the company in the United States District Court, Western District of Washington by Mark Okano making similar allegations. The Okano case was subsequently transferred by the Washington Court to the California Court as a related case to the Ross/Hureth case. On July 30, 2009, a settlement of the Ross/Hureth lawsuit was preliminarily approved by the U.S. District Court for the Northern District of California. The hearing for final approval was held on October 30, 2009 and the Company is awaiting a final decision from the Court.

As reported in the Company’s 2008 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, the Company has been involved with litigation with Ron Nystrom since 2006. As reported in the Company’s 8-K filed on September 9, 2009, on September 8, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed a Federal District Court ruling that the Company does not infringe patents owned by Ron Nystrom.

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

TREX COMPANY, INC.

Date: November 9, 2009	By:	/s/ James E. Cline
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