Form 10-Q
period 2010-03-31
TREX CO INC
filed 2010-05-06
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 28, 2010 was 15,456,467 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,514	$5,615
Accounts receivable, net	31,429	72,069
Inventories	45,485	52,031
Prepaid expenses and other assets	2,368	2,052
Income taxes receivable	7,775	163

Total current assets	106,571	131,930

Property, plant, and equipment, net	137,027	134,445
Goodwill	6,837	6,837
Other assets	6,024	5,403

Total assets	$256,459	$278,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,514	$21,458
Accrued expenses	19,126	13,457
Accrued warranty	9,256	7,347
Deferred income taxes	485	485
Line of credit	—	28,000
Current portion of long-term debt	545	556

Total current liabilities	45,926	71,303

Deferred income taxes	1,925	1,925
Accrued taxes	3,735	3,456
Non-current accrued warranty	2,268	1,947
Debt-related derivatives	392	382
Long-term debt	76,634	78,438

Total liabilities	130,880	157,451

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,397,093 and 15,454,984 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	154	154
Additional paid in capital	96,197	96,413
Accumulated other comprehensive loss	(265)	(254)
Retained earnings	29,493	24,851

Total stockholders’ equity	125,579	121,164

Total liabilities and stockholders’ equity	$256,459	$278,615

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2010
Net sales	$67,650	$66,340
Cost of sales	50,896	50,260

Gross profit	16,754	16,080
Selling, general and administrative expenses	16,550	17,053

Income (loss) from operations	204	(973)
Interest expense, net	3,440	3,803

Loss before income taxes	(3,236)	(4,776)
Provision (benefit) for income taxes	(120)	(134)

Net loss	$(3,116)	$(4,642)

Basic loss per common share	$(0.21)	$(0.31)

Basic weighted average common shares outstanding	15,011,376	15,142,665

Diluted loss per common share	$(0.21)	$(0.31)

Diluted weighted average common shares outstanding	15,011,376	15,142,665

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2010
Operating Activities
Net loss	$(3,116)	$(4,642)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,101	5,562
Debt discount amortization	1,633	1,948
Equity method losses	155	218
Derivatives	(61)	—
Stock-based compensation	827	843
Loss on disposal of property, plant and equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	(6,433)	(40,627)
Inventories	8,262	(6,546)
Prepaid expenses and other assets	1,726	384
Accounts payable	(1,535)	4,944
Accrued expenses	(10,902)	(8,216)
Income taxes receivable	2,353	7,652

Net cash used in operating activities	(983)	(38,480)

Investing Activities
Expenditures for property, plant and equipment	(2,045)	(2,684)
Proceeds from sales of property, plant and equipment	11	—
Notes receivable, net	27	25

Net cash used in investing activities	(2,007)	(2,659)

Financing Activities
Principal payments under mortgages and notes	(307)	(133)
Borrowings under line of credit	—	32,000
Principal payments under line of credit	—	(4,000)
Repurchases of common stock	(407)	(684)
Proceeds from employee stock purchase and option plans	63	57

Net cash provided by (used in) financing activities	(651)	27,240

Net decrease in cash and cash equivalents	(3,641)	(13,899)
Cash and cash equivalents at beginning of period	23,189	19,514

Cash and cash equivalents at end of period	$19,548	$5,615

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$3,258	$3,087
Cash paid (received) for income taxes, net	$(2,323)	$(7,536)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2009 and 2010

(unaudited)

1. BUSINESS AND ORGANIZATION

Trex Company, Inc. (the “Company”) is the country’s largest manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. We are incorporated in Delaware. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company consolidates its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L., which owns a 35% equity interest in Denplax, S.A., a Spanish joint venture formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. The carrying amount of the Company’s investment in Denplax at December 31, 2009 and March 31, 2010 was approximately $1.2 million and $1.0 million, respectively. In addition, the Company had an outstanding note due from Denplax totaling approximately $1.6 million at both December 31, 2009 and March 31, 2010.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009.

3. NEW ACCOUNTING STANDARDS

Accounting Pronouncements Recently Adopted

In June 2009, the FASB issued a pronouncement, now codified within ASC 810-10, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities). This updated guidance requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASC 810-10 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. The Company adopted ASC 810-10 effective January 1, 2010. The adoption of ASC 810-10 had no impact on the Company’s results of operations or financial position.

In January 2010, the FASB issued Accounting Standard Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). This update requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted ASU 2010-06 effective January 1, 2010. The adoption had no impact on the Company’s results of operations or financial position.

4. COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was ($3.0) million and ($4.6) million for the three months ended March 31, 2009 and 2010, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

5. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2009	March 31, 2010
Finished goods	$25,846	$32,145
Raw materials	19,639	19,886

Total inventories	$45,485	$52,031

Due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior years’ costs rather than current year costs. As a result, the Company recognized a benefit of $0.9 million during the three months ended March 31, 2010 and an expense of $0.2 million during the three months ended March 31, 2009.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2009	March 31, 2010
Accrued compensation and benefits	$5,917	$1,362
Accrued interest	3,850	2,297
Accrued rent obligations	2,351	2,358
Accrued sales and marketing	2,536	3,238
Accrued taxes and penalties	278	245
Other	4,194	3,957

Total accrued expenses	$19,126	$13,457

7. DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2009	March 31, 2010
Real estate loans	$3,086	$2,954
Convertible notes	97,500	97,500

Total long-term debt	100,586	100,454
Less unamortized debt discount	(23,407)	(21,460)

	77,179	78,994
Less current portion	(545)	(556)

Total long-term debt	$76,634	$78,438

The Company’s outstanding debt consists of real estate loans, convertible bond notes and a revolving credit facility. At March 31, 2010, the Company had $28.0 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of $50.9 million.

As of March 31, 2010 the Company was in compliance with all of the material covenants contained in its debt agreements.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	December 31, 2009	March 31, 2010
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(23,407)	(21,460)
Net carrying amount of liability component	74,093	76,040
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	30 months	27 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%

	Three Months Ended March 31,
	2009	2010
Interest expense at coupon rate (6.0%)	$1,462	$1,463
Non-cash interest in accordance with ASC 470	1,633	1,948

Total interest expense recognized on convertible debt instruments	$3,095	$3,411

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

The following table presents the financial assets and liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2010 (in thousands):

	Total Fair Value Measurement March 31, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$382	$—	$382	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loans and variable-rate promissory note.

9. FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at December 31, 2009 and March 31, 2010. At March 31, 2010, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $114.3 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At March 31, 2010, the Company had one fixed-for-floating interest rate swap that matures on October 1 2014, which effectively converts the Company’s variable-rate real estate note to fixed-rate obligation. The Company accounts for interest rate swaps as derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). ASC 815 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At March 31, 2010 the fair value of the Company’s interest rate swap was $0.4 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The interest rate swap instrument qualifies for, and was designated as, a cash flow hedge of a forecasted transaction in accordance with ASC 815 and the change in fair value of this instrument was recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At March 31, 2010, $0.3 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million to be reclassified into “Interest expense, net” over the next twelve months.

The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the three months ended March 31, 2010 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2009	$392	$(127)	$265
Gain (loss) reclassified to “interest expense, net”	(48)	—	(48)
Unrealized (gains) losses during period	37	—	37

Balance, March 31, 2010	$381	$(127)	$254

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2009	2010
Numerator:
Net loss	$(3,116)	$(4,642)

Denominator:
Basic weighted average shares outstanding	15,011,376	15,142,665
Effect of dilutive securities: Restricted stock	—	—

Diluted weighted average shares outstanding	15,011,376	15,142,665

Basic loss per share	$(0.21)	$(0.31)

Diluted loss per share	$(0.21)	$(0.31)

The Company has excluded the dilutive effect of stock options, stock appreciation rights and restricted stock for the three months ended March 31, 2009 and 2010, respectively, due to net operating losses for both periods. The Company also evaluated the dilutive effect of its convertible notes and determined no impact for the three months ended March 31, 2009 and 2010, respectively.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2010, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2009 and 2010, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2009	2010
Weighted-average fair value of grants	$6.71	$10.05
Dividend yield	0%	0%
Average risk-free interest rate	1.6%	2.7%
Expected term (years)	5	5
Expected volatility	57%	67%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2010:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	119,164	$17.47
Restricted stock	91,717	$17.41

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2009 and 2010 (in millions):

	Three Months Ended March 31,
	2009	2010
Stock appreciation rights	$0.4	$0.4
Restricted stock	0.4	0.4

Total stock-based compensation	$0.8	$0.8

Total unrecognized compensation cost related to unvested awards as of March 31, 2010 totaled $6.5 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

12. INCOME TAXES

In accordance with ASC 740, Income Taxes, the Company has recorded a valuation allowance against its net deferred tax asset. The effect of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was 2.8% and 3.7%, respectively, which resulted from a benefit of $0.1 million in both the three months ended March 31, 2010 and March 31, 2009.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2010, tax years 2003 through 2009 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service is currently examining our federal income tax returns for the tax years 2003 through 2008.

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

14. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of March 31, 2010, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $1.2 million, $1.6 million, $2.0 million, $2.5 million and $2.5 million, respectively, and $11.8 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $1.2 million, $1.6 million, $1.6 million, $1.3 million and $1.0 million, respectively. The Company accounts for the costs associated with the lease as contract termination costs in accordance with FASB ASC 420,” Exit or Disposal Cost Obligations.”

The following table provides information about the Company’s liability related to the lease (in thousands):

	2009	2010
Balance as of January 1	$524	$485
Less: cash payments, net of sublease receipts	(22)	(3)
Accretion of discount	10	10

Balance as of March 31	$512	$492

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

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2009	2010
Beginning balance, January 1	$21,856	$11,524
Settlements made during the period	(1,897)	(2,230)

Ending balance, March 31	$19,959	$9,294

Legal Matters

As reported in the Company’s Annual Report on Form10-K for the year ended December 31, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California.

On January 21, 2009, a class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement. On April 14, 2010, the Hagens Berman Firm filed a notice to appeal the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit. On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated the two pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case.

In addition, the Company currently has other lawsuits and claims pending against it which are ordinary routine litigation incident to the Company’s business. Management believes these lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2009 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We have seven decking products: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® , Trex Escapes® and Trex Transcend®; ; two railing products: Trex Designer Series Railing® and Trex Transcend® Railing two fencing products, Trex Seclusions® and Trex Surroundings® and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the first quarter of 2010 include:

•

We experienced a sales volume decrease in the quarter, compared to the first quarter of 2009, due primarily to strong sales in the fourth quarter of 2009 and orders not shipped until the second quarter of 2010 due to the start up of production related to our new Transcend products.

•	We ended the quarter with a significant order backlog that will have a favorable effect on second quarter sales.

•	We experienced strong demand for our products, particularly Trex Transcend, and have responded to demand by retrofitting additional lines for Transcend production.

•	We launched an aggressive marketing campaign in support of our product offerings coinciding with the start of the decking season, which resulted in increased branding expense in the quarter.

•	We experienced depressed margins resulting from startup costs related to new products.

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

Results of Operations

The following table shows, for the three months ended March 31, 2009 and 2010, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended March 31,
	2009	2010
Net sales	100.0%	100.0%
Cost of sales	75.2	75.8

Gross profit	24.8	24.2
Selling, general and administrative expenses	24.5	25.7

Income (loss) from operations	0.3	(1.5)
Interest expense, net	5.1	5.7

Income (loss) before taxes and extraordinary item	(4.8)	(7.2)
Provision (benefit) for income taxes	(0.2)	(0.2)

Net income (loss)	(4.6)%	(7.0)%

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009

Net Sales. Net sales in the quarter ended March 31, 2010 (the “2010 quarter”) decreased 1.9% to $66.3 million from $67.7 million in the quarter ended March 31, 2009 (the “2009 quarter”). The decrease in net sales was attributable to a 12% reduction in sales volume, which was partially offset by an 11% increase in the average price per unit. The decrease in sales volume was a result of two factors: strong sales in the quarter ended December 31, 2009 and orders shipped after the end of the 2010 quarter due to the start-up of Transcend production. The increase in average price per unit in the 2010 quarter was primarily driven by sales of higher priced railing and Transcend products and, to a lesser extent, by customers opting for extended payment terms rather than payment discounts during the Company’s early buy program in the 2010 quarter. The Company has historically offered an annual early buy sales program to create an incentive for distributors and dealers to commit to purchase Trex products before the start of the decking season.

Gross Profit. Gross profit decreased to $16.1 million in the 2010 quarter from $16.8 million in the 2009 quarter. Gross profit as a percentage of net sales decreased to 24.2% in the 2010 quarter from 24.8% in the 2009 quarter. Gross margin in the 2010 quarter was positively impacted by improved capacity utilization, the favorable net effect of sales incentives and stabilization of poly prices in the global market. The positive effect of the foregoing factors on gross margin in the 2010 quarter was offset by the start-up costs of production related to new Transcend products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.0% to $17.1 million in the 2010 quarter from $16.6 million in the 2009 quarter. The increase in selling, general and administrative expenses in the 2010 quarter were primarily related to increased branding expenses, which were partially offset by lower professional fees and research and development expenses. Branding expenses increased $1.4 million in the 2010 quarter driven by increased advertising and merchandising costs associated with new products. As a percentage of net sales, total selling, general and administrative expenses increased to 25.7% in the 2010 quarter from 24.5% in the 2009 quarter.

Interest Expense. Net interest expense increased $0.4 million to $3.8 million in the 2010 quarter from $3.4 million in the 2009 quarter. Net interest expense included $2.2 million and $1.7 million of charges to the 2010 and 2009 quarters, respectively, in non-cash interest related primarily to debt discount amortization and amortization of financing costs. Excluding the aforementioned non-cash items net interest expense was $1.6 million in the 2010 quarter, a $0.2 million reduction compared to the 2009 quarter. The decrease in net interest expense in the 2010 quarter, excluding non-cash items, is due primarily to a reduction in the average debt balance during the 2010 quarter.

Provision for Income Taxes. The Company’s effective tax rate for the 2010 quarter and 2009 quarter was 2.8% and 3.7%, respectively, which resulted from a benefit of $0.1 million in both the 2010 and 2009 quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At March 31, 2010, the Company had $5.6 million of cash and cash equivalents.

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

Sources and Uses of Cash. The Company’s cash used in operating activities for the 2010 quarter was $38.5 million compared to $1.0 million for the 2009 quarter. Accounts Receivable increased $40.6 million in the 2010 quarter as a result of customers opting for extended payment terms rather than payment discounts offered during the Company’s early buy program in the 2010 quarter. The Company generated operating cash flow before changes in operating assets and liabilities of $3.9 million in the 2010 quarter, compared to $5.5 million in the 2009 quarter. The decrease is attributable to a net decrease of $1.5 million in net income.

The Company’s cash used in investing activities totaled $2.7 million in the 2010 quarter, compared to cash used in investing activities of $2.0 million in the 2009 quarter. In the 2010 quarter, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

The Company’s cash provided by financing activities was $27.2 million in the 2010 quarter compared to cash used by financing activities of $0.7 million in the 2009 quarter. The Company’s net borrowings from its revolving credit facility were $28.0 million in the 2010 quarter compared to no borrowings in the 2009 quarter. The Company offered extended payment terms during the 2010 quarter to ensure adequate inventory at distribution and retail locations early in the decking season.

Indebtedness. At March 31, 2010, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $128.8 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swap, was approximately 5.52%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2010, the Company had $28.0 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of $50.9 million.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2010, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2010 quarter totaling $2.7 million, primarily for manufacturing equipment. The Company currently estimates that its capital requirements in 2010 will be approximately $10 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form10-K for the year ended December 31, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California.

On January 21, 2009, a class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement. On April 14, 2010, the Hagens Berman Firm filed a notice to appeal the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit. On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated the two pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case.

The Company believes that the allegations in the class action claims described above are without merit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended March 31, 2010 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2010 – January 31, 2010	21,333	$19.64	Not applicable	Not applicable
February 1, 2010 – February 28, 2010	14,959	17.70	Not applicable	Not applicable
March 1, 2010 – March 31, 2010	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2010	36,292	$18.84

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000 between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 6, 2010	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000 between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.