Form 10-Q
period 2010-06-30
TREX CO INC
filed 2010-08-05
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at August 3, 2010 was 15,453,117 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2009	June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,514	$22,258
Accounts receivable, net	31,429	53,826
Inventories	45,485	50,907
Prepaid expenses and other assets	2,368	1,843
Income taxes receivable	7,775	184

Total current assets	106,571	129,018
Property, plant, and equipment, net	137,027	130,825
Goodwill	6,837	6,837
Other assets	6,024	2,521

Total assets	$256,459	$269,201

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,514	$17,070
Accrued expenses	19,126	22,471
Accrued warranty	9,256	6,729
Deferred income taxes	485	485
Current portion of long-term debt	545	567

Total current liabilities	45,926	47,322

Deferred income taxes	1,925	1,925
Accrued taxes	3,735	3,388
Non-current accrued warranty	2,268	8,680
Debt-related derivative	392	378
Long-term debt	76,634	80,240

Total liabilities	130,880	141,933

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,397,093 and 15,453,202 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	154	155
Additional paid in capital	96,197	96,885
Accumulated other comprehensive loss	(265)	(251)
Retained earnings	29,493	30,479

Total stockholders’ equity	125,579	127,268

Total liabilities and stockholders’ equity	$256,459	$269,201

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net sales	$91,455	$115,499	$159,105	$181,839
Cost of sales	62,893	84,775	113,790	135,036

Gross profit	28,562	30,724	45,315	46,803
Selling, general and administrative expenses	17,423	21,228	33,973	38,280

Income from operations	11,139	9,496	11,342	8,523
Interest expense, net	3,643	3,868	7,082	7,670

Income before income taxes	7,496	5,628	4,260	853
Provision (benefit) for income taxes	118	—	(2)	(134)

Net income	$7,378	$5,628	$4,262	$987

Basic earnings per common share	$0.49	$0.37	$0.28	$0.07

Basic weighted average common shares outstanding	15,051,200	15,188,963	15,031,398	15,165,942

Diluted earnings per common share	$0.49	$0.35	$0.28	$0.06

Diluted weighted average common shares outstanding	15,107,510	15,880,484	15,094,572	15,636,305

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2010
Operating Activities
Net income	$4,262	$987
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,226	11,097
Debt discount amortization	3,266	3,895
Equity method losses	124	1,224
Derivatives	(178)	—
Stock-based compensation	1,671	1,710
Loss on disposal of property, plant and equipment	31	—
Changes in operating assets and liabilities:
Accounts receivable	(24,247)	(22,412)
Inventories	29,319	(5,422)
Prepaid expenses and other assets	1,640	2,177
Accounts payable	6,017	556
Accrued expenses	(8,173)	6,777
Income taxes receivable	2,353	7,699

Net cash provided by operating activities	28,311	8,288

Investing Activities
Expenditures for property, plant and equipment	(4,135)	(4,303)
Proceeds from sales of property, plant and equipment	19	—
Notes receivable, net	49	48

Net cash used in investing activities	(4,067)	(4,255)

Financing Activities
Principal payments under mortgages and notes	(621)	(267)
Borrowings under line of credit	—	44,000
Principal payments under line of credit	—	(44,000)
Repurchases of common stock	(571)	(1,154)
Proceeds from employee stock purchase and option plans	126	132

Net cash used in financing activities	(1,066)	(1,289)

Net increase in cash and cash equivalents	23,178	2,744
Cash and cash equivalents at beginning of period	23,189	19,514

Cash and cash equivalents at end of period	$46,367	$22,258

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$3,591	$3,432
Cash received for income taxes, net	$(2,323)	$(7,515)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2009 and 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company consolidates its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L., which owns a 35% equity interest in Denplax, S.A., a Spanish joint venture formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. In addition, the Company has an outstanding note due from Denplax. At December 31, 2009, the amount of the Company’s investment in Denplax and note due from Denplax was $1.2 million and $1.6 million, respectively. At June 30, 2010, the amount of the Company’s investment in Denplax and note due from Denplax was $1.0 million and $1.4 million, respectively. During the three months ended June 30, 2010, the Company determined that it would end its purchasing relationship with Denplax and begin to domestically source its requirements with higher quality material at a lower cost. Consequently, at June 30, 2010, based on these developments and an analysis of the financial performance and position of Denplax, the Company determined that the amount of the investment in Denplax and note due from Denplax were not recoverable and recorded a $2.4 million charge to earnings to reduce the carrying amount of the equity investment and note related to Denplax.

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

4. COMPREHENSIVE INCOME

The Company’s comprehensive income was $7.6 million and $5.6 million for the three months ended June 30, 2009 and 2010, respectively and $4.5 million and $1.0 million for the six months ended June 30, 2009 and 2010, respectively. Comprehensive income consists of net income and net unrealized gains and losses on debt-related derivatives, net of tax.

5. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2009	June 30, 2010
Finished goods	$25,846	$30,573
Raw materials	19,639	20,334

Total inventories	$45,485	$50,907

Due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior years’ costs rather than current year costs. As a result, the Company recognized benefits of $0.8 million and $1.7 million during the three and six months ended June 30, 2010, respectively, compared to benefits of $195 thousand and $43 thousand during the three and six months ended June 30, 2009, respectively.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2009	June 30, 2010
Accrued compensation and benefits	$5,917	$4,862
Accrued interest	3,850	3,666
Accrued rent obligations	2,351	2,320
Accrued sales and marketing	2,536	4,221
Accrued taxes and penalties	278	312
Other	4,194	7,090

Total accrued expenses	$19,126	$22,471

7. DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2009	June 30, 2010
Real estate loan	$3,086	$2,819
Convertible notes	97,500	97,500

	100,586	100,319
Less unamortized debt discount	(23,407)	(19,512)

	77,179	80,807
Less current portion	(545)	(567)

Total long-term debt	$76,634	$80,240

The Company’s outstanding debt consists of a real estate loan, convertible bond notes and a revolving credit facility. At June 30, 2010, the Company had no outstanding borrowings under its revolving credit facility and an available borrowing capacity of $79.0 million.

As of June 30, 2010 the Company was in compliance with all of the material covenants contained in its debt agreements.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	December 31, 2009	June 30, 2010
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(23,407)	(19,512)
Net carrying amount of liability component	74,093	77,988
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	30 months	24 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	—	$3,248
If-converted number of shares to be issued (a)	—	144.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Interest expense at coupon rate (6.0%)	$1,462	$1,462	$2,925	$2,925
Non-cash interest in accordance with ASC 470	1,633	1,947	3,266	3,895

(a)	If-converted value amounts are for disclosure purposes only. The notes are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $28.31 (130% of the conversion price) on each applicable trading day. The principal amount of the notes is settled in cash upon conversion. The value of the notes in excess of the principal amount is settled in common shares upon conversion. Based upon the Company’s stock prices during the three months ended June 30, 2010, the notes are not currently convertible. The if-converted value in excess of the principal amount and the if converted number of shares to be issued illustrated above are based on the average stock price of $22.51 during the three months ended June 30, 2010, which exceeded the conversion price of $21.78.

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

The following table presents the financial assets and liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2010 (in thousands):

	Total Fair Value Measurement June 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$378	$—	$378	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loan.

9. FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at December 31, 2009 and June 30, 2010. At June 30, 2010, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $109.3 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At June 30, 2010, the Company had one fixed-for-floating interest rate swap that matures on October 1, 2014, which effectively converts the Company’s variable-rate real estate loan to fixed-rate obligation. The Company accounts for interest rate swaps as derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). ASC 815 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At June 30, 2010 the fair value of the Company’s interest rate swap was $0.4 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The interest rate swap instrument qualifies for, and was designated as, a cash flow hedge of a forecasted transaction in accordance with ASC 815 and the change in fair value of this instrument was recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At June 30, 2010, $0.3 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million to be reclassified into “Interest expense, net” over the next twelve months.

The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedge during the six months ended June 30, 2010 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2009	$392	$(127)	$265
Gain (loss) reclassified to “interest expense, net”	(96)	—	(96)
Unrealized (gains) losses during period	82	—	82

Balance, June 30, 2010	$378	$(127)	$251

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income available to common shareholders	$7,378	$5,628	$4,262	$987

Denominator:
Basic weighted average shares outstanding	15,051,200	15,188,963	15,031,398	15,165,942
Effect of dilutive securities:
SARs and options	2,739	428,922	4,917	377,546
Convertible notes	—	144,328	—	—
Restricted stock	53,571	118,271	58,257	92,817

Diluted weighted average shares outstanding	15,107,510	15,880,484	15,094,572	15,636,305
Basic earnings per share	$0.49	$0.37	$0.28	$0.07

Diluted earnings per share	$0.49	$0.35	$0.28	$0.06

The Company’s $97.5 million of convertible notes due 2012 are not currently convertible. As a result of the quarterly average stock price exceeding the conversion price of $21.78, the Company included 144,328 additional shares related to the convertible notes in the diluted weighted average common shares outstanding for the three months ended June 30, 2010.

11. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC Topic 718, Share-Based Payment, (ASC 718). Under the transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of June 30, 2010, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2009 and 2010, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2009	2010
Weighted-average fair value of grants	$6.66	$10.08
Dividend yield	0%	0%
Average risk-free interest rate	1.6%	2.7%
Expected term (years)	5	5
Expected volatility	57%	67%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2010:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	120,788	$17.52
Restricted stock	91,717	$17.41

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2009 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Stock appreciation rights	$0.4	$0.5	$0.9	$0.9
Restricted stock	0.4	0.4	0.8	0.8

Total stock-based compensation	$0.8	$0.9	$1.7	$1.7

Total unrecognized compensation cost related to unvested awards as of June 30, 2010 totaled $4.9 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

12. INCOME TAXES

In accordance with ASC 740, Income Taxes, the Company has recorded a valuation allowance against its net deferred tax asset. The effect of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the six months ended June 30, 2009 and 2010 was -0.1% and -15.7%, respectively, which resulted in a benefit of $2 thousand and $134 thousand, respectively. The higher 2010 effective tax rate was primarily the result of benefits recognized in the six months ended June 30, 2010 due to lower than expected tax settlements with various taxing jurisdictions.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2010, tax years 2003 through 2009 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service is currently examining our federal income tax returns for the tax years 2003 through 2008.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The Company does not expect any significant change to the total amount of unrecognized tax benefits within the next 12 months.

13. SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, in part due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

14. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of June 30, 2010, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $0.8 million, $1.6 million, $2.0 million, $2.5 million and $2.5 million, respectively, and $11.8 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $0.8 million, $1.6 million, $1.6 million, $1.3 million and $1.0 million, respectively. The Company accounts for the costs associated with the lease as contract termination costs in accordance with FASB ASC 420,” Exit or Disposal Cost Obligations.”

The following table provides information about the Company’s liability related to the lease (in thousands):

	2009	2010
Balance as of January 1	$524	$485
Less: net rental receipts (payments)	(34)	107
Accretion of discount	20	20

Balance as of June 30	$510	$612

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. With respect to the Company’s new Transcend product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). Each of these warranties generally extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

In 2007, the Company recorded a significant increase to its warranty reserve due to a high number of claims resulting from a small percentage of material produced at its Nevada facility that exhibited surface defects. The Company continues to settle these claims against the warranty reserve and regularly monitors the adequacy of the remaining reserve.

During the three months ended June 30, 2010, the Company experienced an increased trend in the number of warranty claims received. The Company also experienced changes in the nature of warranty claims, including the expected cost to resolve such claims. As a result of these developments, the Company recorded an increase to the warranty reserve of $9.0 million during the three months ended June 30, 2010. Management believes that the increased number of claims is a result of the Company’s involvement in, and related public announcements about, a recently settled class action suit related to surface flaking of a limited amount of product produced and sold at the Nevada facility prior to the middle of 2006.

It is possible that the ultimate settlement of the claims may differ from the amount recorded and may result in future charges against income. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2009	2010
Beginning balance, January 1	$21,856	$11,524
Provision for estimated warranties	250	9,000
Settlements made during the period	(4,611)	(5,115)

Ending balance, June 30	$17,495	$15,409

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

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement. On April 14, 2010, the Hagens Berman Firm filed a notice to appeal the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit. On July 9, 2010, the Hagens Berman Firm dismissed their appeal, effectively making the settlement final.

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

Overview

General. Trex Company, Inc., (“We” or the “Company”), is the largest U.S. manufacturer of wood-alternative decking, railing, fencing and trim products, which are marketed under the brand name Trex®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings and believe that the range and variety of our product offerings allow consumers to design personal outdoor living space using Trex brand products.

The Company has seven decking products: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® , Trex Escapes® and Trex Transcend® ; two railing products: Trex Designer Series Railing® and Trex Transcend® Railing; two fencing products: Trex Seclusions® and Trex Surroundings® , and a cellular PVC outdoor trim product; TrexTrim™. In addition, the Company offers Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2010 include:

•

We experienced an increase in net sales of 26% in the quarter, compared to the second quarter of 2009, primarily driven by strong demand for our recently launched Trex Transcend decking and railing products.

•

We recognized $11.4 million of certain charges in the second quarter, $9.0 million related to an increase to the warranty reserve for decking product manufactured at the company’s Nevada plant prior to mid-2006 and $2.4 million related to our Spanish joint venture for recycling waste polyethylene.

•

Gross margin in the second quarter of 2010, excluding the $9.0 million warranty charge, was 34.4%, a 320 basis point improvement compared to the second quarter of 2009, driven by higher sales and production volumes coupled with extending the operations improvements that we made throughout 2009.

•	Gross margins included the negative impact of Transcend startup costs, but to a lesser extent as compared to the first quarter of 2010.

•

We continued executing our aggressive 2010 branding campaign with a focus on supporting our Transcend product launch and extending our reach in the marketplace, which resulted in increased branding expense in the quarter.

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

Results of Operations

The following table shows, for the three and six months ended June 30, 2009 and 2010, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	73.4	71.5	74.3

Gross profit	31.2	26.6	28.5	25.7
Selling, general and administrative expenses	19.1	18.4	21.4	21.1

Income from operations	12.2	8.2	7.1	4.6
Interest expense, net	4.0	3.3	4.5	4.2

Income before taxes and extraordinary item	8.2	4.9	2.7	0.4
Provision for income taxes	0.1	0.0	0.0	(0.1)

Net income	8.1%	4.9%	2.7%	0.5%

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009

Net Sales. Net sales in the quarter ended June 30, 2010 (the “2010 quarter”) increased 26.3% to $115.5 million from $91.5 million in the quarter ended June 30, 2009 (the “2009 quarter”). The increase in net sales was driven primarily by a 22% increase in sales volume and, to a lesser extent, by a 4% increase in average price per unit in the 2010 quarter compared to the 2009 quarter. The increase in sales volume reflected a strong demand for the Company’s products, particularly its new Transcend decking and railing product offerings, which the Company launched in early 2010 and supported with a robust marketing campaign. The increase in average price per unit in the 2010 quarter resulted from a shift in sales mix toward higher priced products, specifically the Company’s new Transcend decking and railing product offerings and other railing products. The increase in railing sales reflects a concerted effort by the Company to improve its railing offerings and capture more of the railing market.

Gross Profit. Gross profit increased 7.6% to $30.7 million in the 2010 quarter from $28.6 million in the 2009 quarter. Gross profit as a percentage of net sales, gross margin, decreased to 26.6% in the 2010 quarter from 31.2% in the 2009 quarter. Gross profit in the 2010 quarter was adversely affected by a $9.0 million increase to the warranty reserve. Excluding the increase in the warranty reserve, gross profit in the 2010 quarter was $39.7 million, an $11.2 million or 39.1% increase compared to the 2009 quarter and gross margin was 34.4%, a 320 basis point improvement compared to the 2009 quarter. Increased capacity utilization contributed 7.0% of the improvement in gross margin. The 2010 quarter reflects the start-up costs associated with the introduction of Transcend, which partially offset the positive impact of improved capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 21.8% to $21.2 million in the 2010 quarter from $17.4 million in the 2009 quarter. The 2010 quarter included a non-cash charge of $2.4 million related to the Company’s investment in Denplax, a partially-owned Spanish joint venture. Before the Denplax-related charge, selling, general and administrative expenses in the 2010 quarter were $18.8 million, a $1.4 million or 8.1% increase compared to the 2009 quarter. The increase in the 2010 quarter was primarily related to a $1.3 million increase in branding expenses.

Interest Expense. Net interest expense increased $0.3 million to $3.9 million in the 2010 quarter from $3.6 million in the 2009 quarter. Net interest expense included $1.9 million and $1.6 million of non-cash charges to the 2010 and 2009 quarters, respectively, related to debt discount amortization for the convertible bonds.

Provision for Income Taxes. The Company’s effective tax rate for the 2010 quarter and 2009 quarter was 0.0% and 1.6%, respectively, which resulted in an expense of $0.1 million in the 2009 quarter. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009

Net Sales. Net sales in the six months ended June 30, 2010 (the “2010 six-month period”) increased 14.3% to $181.8 million from $159.1 million in the six months ended June 30, 2009 (the “2009 six-month period”). The increase in net sales was driven equally by a 7% increase in sales volume and a 7% increase in average price per unit in the 2010 six-month period compared to the 2009 six-month period. The increase in sales volume reflected a strong demand for the Company’s products, particularly its new Transcend decking and railing product offerings, which the Company launched in early 2010 and supported with a robust marketing campaign. The increase in average price per unit in the 2010 six-month period resulted primarily from a shift in sales mix toward higher priced products, specifically the Company’s new Transcend decking and railing product offering and, to a lesser extent, from lower payment discounts taken by distributors under the Company’s Early Buy incentive program. The increase in railing sales reflects a concerted effort by the Company to improve its railing offerings and capture more of the railing market.

Gross Profit. Gross profit increased 3.3% to $46.8 million in the 2010 six-month period from $45.3 million in the 2009 six-month period. Gross profit as a percentage of net sales, gross margin, decreased to 25.7% in the 2010 six-month period from 28.5% in the 2009 six-month period. Gross profit in the 2010 six-month period was adversely affected by a $9.0 million increase to the warranty reserve. Excluding the increase to the warranty reserve, gross profit in the 2010 six-month period was $55.8 million, a $10.5 million or 23.1% increase compared to the 2009 six-month period and gross margin was 30.7%, a 220 basis point improvement as compared to 2009. Increased capacity utilization contributed 5.1% of the improvement in gross margin. The 2010 six-month period reflects the start-up costs associated with the introduction of Transcend, which partially offset the positive impact of improved capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.7% to $38.3 million in the 2010 six-month period from $34.0 million in the 2009 six-month period. The 2010 six-month period included a non-cash charge of $2.4 million related to the Company’s investment in Denplax, a partially-owned Spanish joint venture. Before the Denplax-related charge, selling, general and administrative expenses in the 2010 six-month period were $35.9 million, a $1.9 million or 5.6% increase compared to the 2009 six-month period. The increase in the 2010 six-month period was primarily related to a $2.7 million increase in branding expenses driven by increased advertising and merchandising costs associated with new products and a $1.5 million increase to personnel related costs which were offset in part, by reduced carrying costs related to the Olive Branch facility.

Interest Expense. Net interest expense increased to $7.7 million in the 2010 six-month period from $7.1 million in the 2009 six-month period. Net interest expense included $3.9 million and $3.3 million of non-cash charges to the 2010 and 2009 six-month periods, respectively, related to debt discount amortization for the convertible bonds.

Provision for Income Taxes. The Company’s effective tax rate for the 2010 and 2009 six-month periods was -15.7% and -0.1%, respectively, which resulted in a benefit of $134 thousand and $2 thousand, respectively. The higher 2010 effective tax rate was primarily the result of benefits recognized in the 2010 six-month period due to lower than expected tax settlements with various taxing jurisdictions. The effective tax rate was substantially lower than the statutory rate in both six-month periods due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At June 30, 2010, the Company had $22.3 million of cash and cash equivalents.

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

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2010 six-month period was $8.3 million compared to $28.3 million for the 2009 six-month period. The $20.0 million reduction in cash provided by operating activities was primarily driven by increases in finished goods inventory and accounts receivable relative to the 2009 six-month period. The unfavorable effects on cash flow related to inventory is due to the fact that during the 2009 six-month period the Company generated cash flow through a reduction of excess inventory balances that existed at December 31, 2008. During the 2010 six-month period, the Company consumed cash as it slightly increased inventories in response to increased demand for its products. The increase in accounts receivable was primarily attributable to increased sales in the latter part of the 2010 six-month period as compared to the 2009 six-month period and, to a lesser extent, extended payment terms offered as a part of our early buy program. The Company expects to collect the accounts receivable balances during the first two to six weeks of the third quarter.

The Company’s cash used in investing activities totaled $4.3 million in the 2010 six-month period, compared to cash used in investing activities of $4.1 million in the 2009 six-month period. In the 2010 six-month period, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

The Company’s cash used in financing activities was $1.3 million in the 2010 six-month period compared to cash used by financing activities of $1.1 million in the 2009 six-month period. The Company’s borrowings from its revolving credit facility were $44.0 million in the 2010 six-month period compared to no borrowings in the 2009 six-month period. The Company utilized the credit facility during the 2010 six-month period to manage working capital needs that arose from the increases in inventory and accounts receivable within the 2010 six-month period. The Company repaid all borrowings under the revolving credit facility in the 2010 six-month period.

Indebtedness. At June 30, 2010, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $100.7 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swap, was approximately 6.08%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At June 30, 2010, the Company had no outstanding borrowings under its revolving credit facility and an available borrowing capacity of $79.0 million.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2010, the Company was in compliance with these covenants.

Capital Requirements. The Company made capital expenditures in the 2010 six-month period totaling $4.3 million, primarily for manufacturing equipment. The Company currently estimates that its capital requirements in 2010 will be approximately $10 million.

Seasonality

The Company’s operating results have historically varied from quarter to quarter, in part due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk exposure during the three months ended June 30, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement. On April 14, 2010, the Hagens Berman Firm filed a notice to appeal the District Court’s ruling to the United States Court of Appeals for the Ninth Circuit. On July 9, 2010, the Hagens Berman Firm dismissed their appeal, effectively making the settlement final.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended June 30, 2010 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1, 2010 – April 30, 2010	—	$0.00	Not applicable	Not applicable
May 1, 2010 – May 31, 2010	18,545	21.77	Not applicable	Not applicable
June 1, 2010 – June 30, 2010	—	0.00	Not applicable	Not applicable

Quarter ended June 30, 2010	18,545	$21.77

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 5, 2010	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.