Form 10-Q
period 2010-09-30
TREX CO INC
filed 2010-11-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at November 3, 2010 was 15,456,760 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2009	September 30, 2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,514	$43,150
Accounts receivable, net	31,429	13,028
Inventories, net	45,485	57,228
Prepaid expenses and other assets	2,368	1,825
Income taxes receivable	7,775	78

Total current assets	106,571	115,309
Property, plant, and equipment, net	137,027	127,834
Goodwill	6,837	6,837
Other assets	6,024	2,198

Total assets	$256,459	$252,178

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,514	$11,243
Accrued expenses	19,126	20,996
Accrued warranty	9,256	5,893
Deferred income taxes	485	485
Current portion of long-term debt	545	579

Total current liabilities	45,926	39,196

Deferred income taxes	1,925	1,925
Accrued taxes	3,735	2,803
Non-current accrued warranty	2,268	6,017
Debt-related derivative	392	366
Long-term debt	76,634	82,219

Total liabilities	130,880	132,526

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,397,093 and 15,456,632 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	154	155
Additional paid in capital	96,197	97,983
Accumulated other comprehensive loss	(265)	(239)
Retained earnings	29,493	21,753

Total stockholders’ equity	125,579	119,652

Total liabilities and stockholders’ equity	$256,459	$252,178

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net sales	$61,949	$60,579	$221,054	$242,418
Cost of sales	43,467	51,305	157,257	186,341

Gross profit	18,482	9,274	63,797	56,077
Selling, general and administrative expenses	13,964	14,024	47,937	52,305
Impairment of long-lived assets	23,251	—	23,251	—

Income (loss) from operations	(18,733)	(4,750)	(7,391)	3,772
Interest expense, net	3,930	3,907	11,012	11,577

Loss before income taxes	(22,663)	(8,657)	(18,403)	(7,805)
Provision (benefit) for income taxes	(201)	69	(203)	(65)

Net loss	$(22,462)	$(8,726)	$(18,200)	$(7,740)

Basic loss per common share	$(1.49)	$(0.57)	$(1.21)	$(0.51)

Basic weighted average common shares outstanding	15,082,047	15,206,561	15,048,467	15,179,618

Diluted loss per common share	$(1.49)	$(0.57)	$(1.21)	$(0.51)

Diluted weighted average common shares outstanding	15,082,047	15,206,561	15,048,467	15,179,618

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2010
Operating Activities
Net loss	$(18,200)	$(7,740)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,776	15,995
Debt discount amortization	5,050	6,022
Impairment of long-lived assets	23,251	—
Equity method losses	141	1,224
Derivatives	(827)	—
Stock-based compensation	2,687	2,755
Loss on disposal of property, plant and equipment	29	264
Changes in operating assets and liabilities:
Accounts receivable	(1,406)	18,360
Inventories	31,721	(11,743)
Prepaid expenses and other assets	3,337	2,226
Accounts payable	(5,187)	(5,271)
Accrued expenses	(13,945)	1,149
Income taxes receivable	2,353	7,873

Net cash provided by operating activities	47,780	31,114

Investing Activities
Expenditures for property, plant and equipment	(5,022)	(6,263)
Proceeds from sales of property, plant and equipment	45	85
Notes receivable, net	72	73

Net cash used in investing activities	(4,905)	(6,105)

Financing Activities
Financing costs	(7)	—
Principal payments under mortgages and notes	(25,963)	(404)
Borrowings under line of credit	—	44,000
Principal payments under line of credit	—	(44,000)
Repurchases of common stock	(571)	(1,156)
Proceeds from employee stock purchase and option plans	268	187

Net cash used in financing activities	(26,273)	(1,373)

Net increase in cash and cash equivalents	16,602	23,636
Cash and cash equivalents at beginning of period	23,189	19,514

Cash and cash equivalents at end of period	$39,791	$43,150

Supplemental Disclosure:
Cash paid (received) during the period for:
Interest, net of amounts capitalized	$6,842	$6,430
Income taxes, net of refunds received	$(2,310)	$(7,590)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2009 and 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2008 and 2009 and for each of the three years in the period ended December 31, 2009 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company consolidates its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L., which owns a 35% equity interest in Denplax, S.A., a Spanish joint venture formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. In addition, the Company has an outstanding note due from Denplax. At December 31, 2009, the amount of the Company’s investment in Denplax and note due from Denplax was $1.2 million and $1.6 million, respectively. At June 30, 2010, the amount of the Company’s investment in Denplax and note due from Denplax was $1.0 million and $1.4 million, respectively. During the three months ended June 30, 2010, the Company determined that it would end its purchasing relationship with Denplax and begin to domestically source its requirements with higher quality material at a lower cost. Consequently, at June 30, 2010, based on these developments and an analysis of the financial performance and position of Denplax, the Company determined that the amount of the investment in Denplax and note due from Denplax were not recoverable and recorded a $2.4 million charge to earnings to reduce the carrying amount of the equity investment and note related to Denplax. As of September 30, 2010, the investment in Denplax and the note due from Denplax remain fully reserved.

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

4. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive loss was ($22.5) million and ($8.7) million for the three months ended September 30, 2009 and 2010, respectively and ($17.9) million and ($7.7) million for the nine months ended September 30, 2009 and 2010, respectively. Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on debt-related derivatives, net of tax.

5. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	December 31, 2009	September 30, 2010
Finished goods	$25,846	$34,683
Raw materials	19,639	22,545

Total inventories	$45,485	$57,228

Due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior years’ costs rather than current year costs. As a result, the Company recognized benefits of $0.1 million and $1.8 million during the three and nine months ended September 30, 2010, respectively, compared to benefits of $9.1 million and $9.2 million during the three and nine months ended September 30, 2009, respectively.

During the three months ended September 30, 2009, management decided to reclaim for future use in its manufacturing process certain finished goods inventories that are no longer saleable or do not meet quality specifications. As a result, the Company recorded a charge of $7.2 million in the three months ended September 30, 2009. This charge gave rise to $7.4 million of the aforementioned $9.1 million LIFO benefit recognized in the three months ended September 30, 2009. Without the effect of the inventory reclamation, the benefit recognized as a result of the liquidation of certain inventories during the three and nine months ended September 30, 2009 would have been $1.7 million and $1.8 million, respectively, compared to benefits of $0.1 million and $1.8 million during the three and nine months ended September 30, 2010, respectively.

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

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31, 2009	September 30, 2010
Accrued compensation and benefits	$5,917	$4,324
Accrued interest	3,850	2,233
Accrued rent obligations	2,351	2,119
Accrued sales and marketing	2,536	2,658
Accrued taxes and penalties	278	379
Other	4,194	9,283

Total accrued expenses	$19,126	$20,996

7. DEBT

Long-term debt consists of the following (in thousands):

	December 31, 2009	September 30, 2010
Real estate loan	$3,086	$2,683
Convertible notes	97,500	97,500

	100,586	100,183
Less unamortized debt discount	(23,407)	(17,385)

	77,179	82,798
Less current portion	(545)	(579)

Total long-term debt	$76,634	$82,219

The Company’s outstanding debt consists of a real estate loan, convertible bond notes and a revolving credit facility. At September 30, 2010, the Company had no outstanding borrowings under its revolving credit facility and an available borrowing capacity of $54.9 million.

As of September 30, 2010 the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	December 31, 2009	September 30, 2010
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(23,407)	(17,385)
Net carrying amount of liability component	74,093	80,115
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	30 months	21 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	—	—
If-converted number of shares to be issued (a)	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Interest expense at coupon rate (6.0%)	$1,462	$1,462	$4,387	$4,387
Non-cash interest in accordance with ASC 470	1,783	2,127	5,050	6,022

(a)	If-converted value amounts are for disclosure purposes only. The notes are convertible when the closing price of the Company’s common stock for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to $28.31 (130% of the conversion price) on each applicable trading day. The principal amount of the notes is settled in cash upon conversion. The value of the notes in excess of the principal amount is settled in common shares upon conversion. Based upon the Company’s stock prices during the three months ended September 30, 2010, the notes are not currently convertible. The if-converted value in excess of the principal amount and the if converted number of shares to be issued illustrated above are based on the average stock price of $20.63 during the three months ended September 30, 2010, which fell below the conversion price of $21.78.

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

The following table presents the financial assets and liabilities measured at fair value on a recurring basis, based on the fair value hierarchy as of September 30, 2010 (in thousands):

	Total Fair Value Measurement September 30, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$366	$—	$366	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loan.

9. FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at December 31, 2009 and September 30, 2010. At September 30, 2010, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $105.3 million based on quoted market prices.

The Company uses interest rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate real estate loan. At September 30, 2010, the Company had one fixed-for-floating interest rate swap that matures on October 1, 2014, which effectively converts the Company’s variable-rate real estate loan to a fixed-rate obligation. The Company accounts for interest rate swaps as derivative instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). ASC 815 requires derivative instruments to be measured at fair value in the condensed consolidated balance sheets. At September 30, 2010 the fair value of the Company’s interest rate swap was $0.4 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The interest rate swap instrument qualifies for, and was designated as, a cash flow hedge of a forecasted transaction in accordance with ASC 815 and the change in fair value of this instrument was recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At September 30, 2010, $0.2 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million to be reclassified into “Interest expense, net” over the next twelve months.

The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedge during the nine months ended September 30, 2010 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2009	$392	$(127)	$265
Gain (loss) reclassified to “interest expense, net”	(142)	—	(142)
Unrealized (gains) losses during period	116	—	116

Balance, September 30, 2010	$366	$(127)	$239

10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net loss available to common shareholders	$(22,462)	$(8,726)	$(18,200)	$(7,740)

Denominator:
Basic weighted average shares outstanding	15,082,047	15,206,561	15,048,467	15,179,618
Effect of dilutive securities: SARs and options	—	—	—	—
Convertible notes	—	—	—	—
Restricted stock	—	—	—	—

Diluted weighted average shares outstanding	15,082,047	15,206,561	15,048,467	15,179,618

Basic loss per share	$(1.49)	$(0.57)	$(1.21)	$(0.51)

Diluted loss per share	$(1.49)	$(0.57)	$(1.21)	$(0.51)

The Company has excluded the dilutive effect of stock options, stock appreciation rights and restricted stock for the three and nine months ended September 30, 2009 and 2010, respectively, due to net operating losses for these periods. The Company also evaluated the dilutive effect of its convertible notes and determined no impact for these periods.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, share settled stock appreciation rights (“SARs”), restricted stock and performance share awards. As of September 30, 2010, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2009 and 2010, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2009	2010
Weighted-average fair value of grants	$6.79	$10.27
Dividend yield	0%	0%
Average risk-free interest rate	1.6%	2.6%
Expected term (years)	5	5
Expected volatility	58%	66%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2010:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	136,433	$17.94
Restricted stock	91,717	$17.41

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2009 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Stock appreciation rights	$0.6	$0.6	$1.5	$1.5
Restricted stock	0.4	0.4	1.2	1.3

Total stock-based compensation	$1.0	$1.0	$2.7	$2.8

Total unrecognized compensation cost related to unvested awards as of September 30, 2010 totaled $4.0 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

12. INCOME TAXES

In accordance with ASC 740, Income Taxes, the Company has recorded a valuation allowance against its net deferred tax asset. The effect of maintaining the valuation allowance is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 0.8% and 1.1%, respectively, which resulted in a benefit of $65 thousand and $203 thousand, respectively. The higher 2009 effective tax rate was primarily the result of benefits recognized in the nine months ended September 30, 2009 due to lower than expected tax settlements with various taxing jurisdictions.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2010, tax years 2003 through 2009 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service is currently examining our federal income tax returns for the tax years 2003 through 2008.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The possible decrease could result from the closing of the statutes for tax purposes in some taxing jurisdictions and would be approximately $0.6 million.

13. SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, in part due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

14. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of September 30, 2010, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $0.4 million, $1.6 million, $1.9 million, $2.0 million and $2.0 million, respectively, and $9.4 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2010, 2011, 2012, 2013 and 2014 are $0.4 million, $1.6 million, $1.6 million, $1.3 million and $1.0 million, respectively. The Company accounts for the costs associated with the lease as contract termination costs in accordance with FASB ASC 420,” Exit or Disposal Cost Obligations.” During the three months ended September 30, 2010, the Company entered into an agreement to terminate a portion of the lease. The termination agreement resulted in a $0.2 million termination fee and increase to the Company’s liability.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2009	2010
Balance as of January 1	$524	$485
Net cash receipts (payments)	(56)	(164)
Accretion of discount	31	32
Increase (decrease) in estimated contract termination costs	—	225

Balance as of September 30	$499	$578

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

During 2010, the Company has experienced an increased trend in the number of warranty claims received. The Company also experienced changes in the nature of warranty claims, including the expected cost to resolve such claims. As a result of these developments, the Company recorded an increase to the warranty reserve of $9.0 million during the three months ended June 30, 2010 and an additional $0.8 million in the three months ended September 30, 2010. Management believes that the increased number of claims received over what the Company expected is primarily the result of the Company’s involvement in, and related public announcements about, a recently settled class action suit related to surface flaking of a limited amount of product produced and sold at the Nevada facility prior to the middle of 2006. The settlement of the suit also introduced a new category of claims to provide for partial labor payments for claims that were previously settled with material only. Management anticipates that, beginning in late 2010, the effects of the lawsuit will diminish and the number of claims will substantially decrease to levels expected prior to the lawsuit. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2009	2010
Beginning balance, January 1	$21,856	$11,524
Provision for estimated warranties	250	9,765
Settlements made during the period	(7,770)	(9,379)

Ending balance, September 30	$14,336	$11,910

Legal Matters

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California.

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

The Company has seven decking products: Trex Contours®, Trex Origins®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia®, Trex Escapes® and Trex Transcend®; two railing products: Trex Designer Series Railing® and Trex Transcend® Railing; two fencing products: Trex Seclusions® and Trex Surroundings® , and a cellular PVC outdoor trim product; TrexTrim™. In addition, the Company offers Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the third quarter of 2010 include:

•	Sales volumes in the quarter were suppressed by poor economic conditions which resulted in a decline in customer sentiment during the quarter.

•	We recognized a $3.1 million charge in the quarter for minimum purchase penalties the Company expects to incur under a finished goods supply contract.

•	We recorded a $0.8 million increase to the warranty reserve in the quarter.

•

We continued executing our aggressive 2010 branding campaign with a focus on supporting our Transcend product launch and extending our reach in the marketplace, which resulted in increased branding expense in the quarter. We received several awards and points of recognition in the quarter for our branding strategy and new product launches, including sweeping the composite decking category in Remodeling Magazine’s 2010 brand use study.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood and to maintain price stability for Trex. To ensure adequate availability of product to meet anticipated seasonal consumer demand and to effectively manage production resources and requirements, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or extended payment terms. In addition, from time to time we may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors.

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

Results of Operations

The following table shows, for the three and nine months ended September 30, 2009 and 2010, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	84.7	71.1	76.9

Gross profit	29.8	15.3	28.9	23.1
Selling, general and administrative expenses	22.5	23.1	21.7	21.6
Impairment of long-lived assets	37.5	—	10.5	—

Income (loss) from operations	(30.2)	(7.8)	(3.3)	1.6
Interest expense, net	6.4	6.5	5.0	4.8

Loss before taxes and extraordinary item	(36.6)	(14.3)	(8.3)	(3.2)
Provision for income taxes	(0.3)	0.1	(0.1)	—

Net loss	(36.3)%	(14.4)%	(8.2)%	(3.2)%

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009

Net Sales. Net sales in the quarter ended September 30, 2010 (the “2010 quarter”) decreased 2.2% to $60.6 million from $61.9 million in the quarter ended September 30, 2009 (the “2009 quarter”). The decrease in net sales was driven primarily by an 8% decline in sales volume, partially offset by a 6% increase in average price per unit in the 2010 quarter compared to the 2009 quarter. Sales volumes in the 2010 quarter were suppressed by poor economic conditions which resulted in a decline in consumer sentiment during the 2010 quarter. The increase in average price per unit in the 2010 quarter resulted from a shift in sales mix toward higher priced products, specifically the Company’s new Transcend decking and railing products, which the Company launched in early 2010 and supported with a robust marketing campaign. The increase in railing sales reflects a concerted effort by the Company to improve its railing offerings and capture more of the railing market.

Gross Profit. Gross profit decreased 49.8% to $9.3 million in the 2010 quarter from $18.5 million in the 2009 quarter. Gross profit as a percentage of net sales, gross margin, decreased to 15.3% in the 2010 quarter from 29.8% in the 2009 quarter. Gross profit in the 2010 quarter was adversely affected by $3.9 million of charges, including a $0.8 million increase to the warranty reserve and $3.1 million for minimum purchase penalties the Company expects to incur under a supply contract. Excluding the aforementioned charges, gross profit in the 2010 quarter was $13.1 million, a $5.4 million or 29.0% decrease compared to the 2009 quarter and gross margin was 21.7%, an 810 basis point decrease compared to the 2009 quarter. The reduction in gross margin was primarily a result of the following three factors: manufacturing inefficiencies during the 2010 quarter as a result of reduced production volume given the abrupt change in order patterns as the economic climate changed, continued start-up costs associated with the introduction of Transcend and reduced benefit from inventory liquidations during the 2010 quarter, as compared to the 2009 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $14.0 million in both the 2010 quarter and 2009 quarters. Compared to the 2009 quarter, the 2010 quarter had a $1.1 million decrease in personnel related costs related to lower incentive compensation and a $1.2 million reduction in carrying costs related to the Olive Branch facility that was impaired in 2009, which were offset by a $2.3 million increase in branding related activities driven by increased advertising and merchandising costs associated with new products.

Impairment of long-lived assets. During the 2009 quarter, based on changes in economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain assets groups were not recoverable and reduced the carrying value of those groups to their estimated fair value by recording a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility. At September 30, 2010, $11.1 million of the Company’s net property, plant and equipment is located at the idle Olive Branch facility.

Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Interest Expense. Net interest expense was $3.9 million in both the 2010 and 2009 quarters. Net interest expense included $2.1 million and $1.8 million of non-cash charges in the 2010 and 2009 quarters, respectively, related to debt discount amortization for the convertible bonds.

Provision for Income Taxes. The Company’s effective tax rate for the 2010 quarter and 2009 quarter was -0.8% and 0.9%, respectively, which resulted in an expense of $0.1 million and a benefit of $0.2 million for the respective quarters. The higher effective tax rate for the 2009 quarter was primarily the result of benefits recognized due to lower than expected tax settlements with various taxing jurisdictions. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009

Net Sales. Net sales in the nine months ended September 30, 2010 (the “2010 nine-month period”) increased 9.7% to $242.4 million from $221.1 million in the nine months ended September 30, 2009 (the “2009 nine-month period”). The increase in net sales was driven both by a 3% increase in sales volume and a 7% increase in average price per unit in the 2010 nine-month period compared to the 2009 nine-month period. The increase in sales volume reflected a strong demand for the Company’s products, particularly its new Transcend decking and railing product offerings, which the Company launched in early 2010 and supported with a robust marketing campaign. The increase in average price per unit in the 2010 nine-month period resulted primarily from a shift in sales mix toward higher priced products, specifically the Company’s new Transcend products. The increase in railing sales reflects a concerted effort by the Company to improve its railing offerings and capture more of the railing market.

Gross Profit. Gross profit decreased 12.1% to $56.1 million in the 2010 nine-month period from $63.8 million in the 2009 nine-month period. Gross profit as a percentage of net sales, gross margin, decreased to 23.1% in the 2010 nine-month period from 28.9% in the 2009 nine-month period. Gross profit in the 2010 nine-month period was adversely affected by $14.8 million of charges including a $9.8 million increase to the warranty reserve and $5.0 million for minimum purchase penalties the Company expects to incur under supply contracts. Excluding the aforementioned charges, gross profit in the 2010 nine-month period was $70.9 million, a $7.1 million or 11.1% increase compared to the 2009 nine-month period and gross margin was 29.2%, a 30 basis point improvement as compared to 2009. Increased capacity utilization contributed 410 basis points of the improvement in gross margin. The 2010 nine-month period reflects the start-up costs associated with the introduction of Transcend, which contributed to the partial offset to the positive impact of improved capacity utilization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9.2% to $52.3 million in the 2010 nine-month period from $47.9 million in the 2009 nine-month period. The 2010 nine-month period included a non-cash charge of $2.4 million related to the Company’s investment in Denplax, a partially-owned Spanish joint venture. Before the Denplax-related charge, selling, general and administrative expenses in the 2010 nine-month period were $49.9 million, a $2.0 million or 4.2% increase compared to the 2009 nine-month period. The increase in the 2010 nine-month period was primarily related to a $5.1 million increase in branding expenses driven by increased advertising and merchandising costs associated with new products which were offset, in part, by a $3.0 million reduction in carrying costs related to the Olive Branch facility that was impaired in 2009.

Impairment of long-lived assets. During the 2009 nine-month period, based on changes in economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain assets groups were not recoverable and reduced the carrying value of those groups to their estimated fair value by recording a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility. At September 30, 2010, $11.1 million of the Company’s net property, plant and equipment is located at the idle Olive Branch facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Interest Expense. Net interest expense increased to $11.6 million in the 2010 nine-month period from $11.0 million in the 2009 nine-month period. Net interest expense included $6.0 million and $5.0 million of non-cash charges in the 2010 and 2009 nine-month periods, respectively, related to debt discount amortization for the convertible bonds.

Provision for Income Taxes. The Company’s effective tax rate for the 2010 and 2009 nine-month periods was 0.8% and 1.1%, respectively, which resulted in a benefit of $65 thousand and $203 thousand, respectively. The higher 2009 effective tax rate was primarily the result of benefits recognized in the 2009 nine-month period due to lower than expected tax settlements with various taxing jurisdictions. The effective tax rate was substantially lower than the statutory rate in both nine-month periods due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

The Company finances its operations and growth primarily with cash flow from operations, borrowings under its revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At September 30, 2010, the Company had $43.2 million of cash and cash equivalents.

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

Sources and Uses of Cash. The Company’s cash provided by operating activities for the 2010 nine-month period was $31.1 million compared to $47.8 million for the 2009 nine-month period. The $16.7 million reduction in cash provided by operating activities was primarily driven by increases in finished goods inventory in the 2010 nine-month period, partially offset by the favorable collection of accounts receivable and a $7.6 million income tax refund collected in the 2010 nine-month period. During the 2009 nine-month period, the Company successfully reduced inventories $31.7 million from previous levels as part of focused strategy to improve cash flow. During the 2010 nine-month period, inventories increased $11.7 million due primarily to lower than expected sales. The Company plans to reduce inventories during the fourth quarter of 2010 to levels consistent with inventory levels at the end of 2009. The Company collected $19.8 million more in accounts receivable in the 2010 nine-month period compared to the 2009 nine-month period due to the effects of the Company’s launch of the Early Buy program in late 2009 which increased accounts receivable balances at December 31, 2009 compared to December 31, 2008. The accounts receivable balance is slightly lower at September 30, 2010 than it was at September 30, 2009. The Company expects to collect all outstanding accounts receivable balances, net of existing allowances, by the end of 2010.

The Company’s cash used in investing activities totaled $6.1 million in the 2010 nine-month period, compared to cash used in investing activities of $4.9 million in the 2009 nine-month period. In the 2010 nine-month period, the Company applied its expenditures primarily to normal capital expenditures, consisting of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

The Company’s cash used in financing activities was $1.4 million in the 2010 nine-month period compared to cash used by financing activities of $26.3 million in the 2009 nine-month period. The Company’s borrowings from its revolving credit facility were $44.0 million in the 2010 nine-month period compared to no borrowings in the 2009 nine-month period. The Company utilized the credit facility during the 2010 nine-month period to manage working capital needs that arose from the increases in inventory and accounts receivable within the 2010 nine-month period. The Company repaid all borrowings under the revolving credit facility in the 2010 nine-month period. On September 15, 2009, the Company redeemed in full $25.0 million of Mississippi Business Finance Corporation Bonds.

Indebtedness. At September 30, 2010, the Company’s indebtedness, including the fair value of the interest rate swaps and excluding the unamortized debt discount, totaled $100.5 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swap, was approximately 6.08%.

The Company’s ability to borrow under its revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At September 30, 2010, the Company had no outstanding borrowings under its revolving credit facility and an available borrowing capacity of $54.9 million.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, the Company must maintain specified financial ratios based on its levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2010, the Company was in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes.

Capital Requirements. The Company made capital expenditures in the 2010 nine-month period totaling $6.3 million, primarily for manufacturing equipment. The Company currently estimates that its capital requirements in 2010 will be approximately $10 million.

Inventory in Distribution Channels. The Company sells its products through a tier distribution system. The Company has approximately 25 distributors (with an aggregate of approximately 100 distribution sites) and two mass merchandisers to which it sells its products. These distributors in turn sell the Company’s products to approximately 3,000 dealers in the aggregate who in turn sell the Company’s products to the end users. While the Company does not typically receive any information regarding inventory in its distribution channel from any dealers, the Company occasionally receives limited information from some but not all of its distributors regarding their inventory in the distribution channel. Because only a few distributors provide the Company with any information regarding their inventory, the Company cannot definitively determine the level of inventory in its distribution channels at any time. However, for the Company’s third quarter ended September 30, 2010, the Company has received oral confirmation from some of its distributors regarding their inventory levels and based on this information and while not complete, the Company has no reason to believe that the inventory volume in its distribution channels have changed significantly from the previous year.

Product Warranty. The Company continues to settle claims for material previously produced at the Nevada facility that exhibits surface defects (as further described in our most recent Form 10-K) against the warranty reserve. Due to increases in the number of claims received over what the Company expected, the Company recorded charges of $9.8 million during the nine months ended September 30, 2010 to increase the warranty reserve. Management believes that the increased number of claims is primarily the result of the Company’s involvement in, and related public announcements about, a recently settled class action suit related to surface flaking of a limited amount of product produced and sold at the Nevada facility prior to the middle of 2006. The settlement of the suit also introduced a new category of claims to provide for partial labor payments for claims that were previously settled with material only. Management anticipates that, beginning in late 2010, the effects of the lawsuit will diminish and the number of claims will substantially decrease to levels expected prior to the lawsuit. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1 million change in the warranty reserve.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2009. There were no material changes to the Company’s market risk exposure during the three months ended September 30, 2010.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, on January 19, 2009, a class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California.

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

(c) The following table provides information about our purchases of our common stock during the quarter ended September 30, 2010 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2010 – July 31, 2010	85	$21.77	Not applicable	Not applicable
August 1, 2010 – August 31, 2010	—	0.00	Not applicable	Not applicable
September 1, 2010 – September 30, 2010	—	0.00	Not applicable	Not applicable

Quarter ended September 30, 2010	85	$21.77

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chairman, President and Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 4, 2010	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chairman, President and Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Vice President and Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.