Form 10-K
period 2010-12-31
TREX CO INC
filed 2011-03-09
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2010, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $290.8 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on March 4, 2011 was 15,545,849.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2011 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc., (the “Company”), founded as a Delaware corporation in 1998, is the largest U.S. manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

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

We market our decking products under seven brand names:

•	Trex Transcend®, which features a protective shell for enhanced protection against fading, staining and scratching;

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other;

•	Trex Accents Fire Defense®, which is a deck board that meets stringent fire resistant requirements for certain areas of the Western United States;

•	Trex Brasilia®, which replicates the look of tropical hardwoods with a smooth surface and subtle, random color variations;

•	Trex Contours®, which has a deep, wood grain surface;

•	Trex Escapes®, which is an ultra-low maintenance cellular PVC deck board; and

•	Trex Origins®, which features a smooth surface.

We also have Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

In January 2011, we announced the introduction of Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories, and which is expected to be available at retail beginning in April 2011.

Our two railing products are Trex Transcend Railing and Trex Designer Series Railing®. Trex Transcend Railing is available in the colors of Trex Transcend decking and the finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe will enhance the sales prospects of our railing business. This railing product is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in finishes and colors that compliment our decking products.

During 2010, we offered two fencing products. Each product consists of structural posts, bottom rail, pickets, top rail and decorative post caps. The Trex Seclusions® fencing product uses interlocking pickets for privacy, and the Trex Surroundings® fencing uses traditional pickets. In 2010, we announced that we are discontinuing the manufacture and sale of our fencing lines.

Our TrexTrim™ product is a low maintenance cellular PVC residential exterior trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

In late 2010, we announced the introduction of Trex DeckLightingTM, a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line will include a post cap light, deck rail light, riser light and a recessed deck light. Trex DeckLighting will be available at retail beginning in March, 2011.

During 2010, we entered into three licensing agreements with third parties to manufacture and sell products under the Trex trademark. Trex Outdoor FurnitureTM is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc. Created from Poly-Wood’s unique blend of high-density polyethylene (HDPE) raw materials, the furniture is manufactured from more than 90 percent recycled content—including post-consumer materials, such as milk jugs and laundry detergent bottles. Trex DeckEscape® is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC. This system creates a dry space beneath the deck that is suitable for the installation of deck lighting, ceiling fans and finished ceilings. Trex CustomCurveTM, manufactured and sold by CurveIt, LLC, is an on-site system that will allow contractors to heat and bend Trex products. Net sales recognized during 2010 for licensing agreements have not been material.

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

Customers and Distribution

We distribute and/or sell our products through wholesale distribution, retail lumber dealers, Home Depot and Lowe’s.

Wholesale Distributors. In 2010, we generated most of our net sales through our wholesale distribution network by selling Trex products to wholesale companies. Our distributors, in turn, marketed our products to retail lumber outlets across North America. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

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

Based on our 2010 gross sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our gross sales.

Retail Lumber Dealers. Our products are sold in independent lumber yards and building material specialty dealers that emphasize sales to contractors and builders. Although there is demand for our products from both the “do-it-yourself” homeowner and contractor, our sales efforts historically have emphasized the contractor-installed market. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

Home Depot and Lowe’s. We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers.

Manufacturing Process

We have manufacturing facilities in Winchester, Virginia and Fernley, Nevada, which had floor space of approximately 265,000 square feet and 250,000 square feet, respectively, at December 31, 2010. In September 2007, we suspended operations at our Olive Branch, Mississippi facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Our manufacturing capacity utilization rate was 42%, excluding the Olive Branch facility, during the year ended December 31, 2010.

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

We utilize Six Sigma practices and Standard Lean Manufacturing methodology within our plant operations. We are incorporating the use of these tools throughout our Company in the planning and execution of those projects that are the most important to our success.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2010, we purchased substantially all of our waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on our business.

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

PE Material. The PE material we consumed in 2010 was primarily composed of recovered plastic film and plastic bags. Approximately two billion pounds of polyethylene resin are used in the manufacture of stretch film and plastic bags in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

We own a 35% equity interest in a joint venture, Denplax S.A., which operates a plant in El Ejido, Spain, from which we purchase PE material. The plant accounted for approximately 12% of our supply of PE material in 2009. During 2010, we terminated our purchasing relationship with Denplax and replaced the supply stream with higher quality material purchased from domestic sources at competitive prices.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers under supply contracts that commit us to purchase minimum levels for each year extending through 2011. We are subject to monetary penalties if we fail to purchase a minimum volume as specified in the contracts.

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

Our primary competition consists of wood products, which constituted a substantial majority of 2010 decking and railing sales, as measured by linear feet of lumber. A majority of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to taking on moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood/plastic composite segment of the decking and railing market. Our principal competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Fiber Composites, LLC, Tamko Building Products, Inc., Timbertech Limited, and Universal Forest Products, Inc.

We also compete with decking products made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, this segment accounted for only a small percentage of 2010 decking sales. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance. We believe that Trex Escapes, an ultra-low maintenance cellular PVC deck board, is superior, both in terms of product aesthetics and physical properties, to other 100% plastic lumber products available in the market. Our principal competitor in this market is Azek Building Products, Inc.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2010 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Employees

At December 31, 2010, we had approximately 550 full-time employees, approximately 400 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 16, 2011.

Name	Age	Positions with Company
Ronald W. Kaplan	59	Chairman, President and Chief Executive Officer; Director
James E. Cline	59	Vice President and Chief Financial Officer
J. Mitchell Cox	52	Vice President, Sales
William R. Gupp	51	Chief Administrative Officer, General Counsel and Secretary
F. Timothy Reese	58	Vice President, Operations
Adam D. Zambanini	34	Vice President, Marketing
William F. Andrews	79	Director
Paul A. Brunner	75	Director
Jay M. Gratz	58	Director, Lead Independent Director
Frank H. Merlotti, Jr.	60	Director
Richard E. Posey	64	Director
Patricia B. Robinson	58	Director

Ronald W. Kaplan has served as Chairman, President and Chief Executive Officer of the Company since May 2010. From January 2008 to May 2010, Mr. Kaplan served as a director and President and Chief Executive Officer of the Company. From February 2006 through December 2007, Mr. Kaplan served as Chief Executive Officer of Continental Global Group, Inc., a manufacturer of bulk material handling systems. From July 2005 to February 2006, Mr. Kaplan was an independent consultant. From 1979 to July 2005, Mr. Kaplan was employed by Harsco Corporation, an international industrial services and products company, at which he served in a number of capacities, including as Senior Vice President-Operations, and, from 1994 through June 2005, as President of Harsco’s Gas Technologies Group, which manufactures containment and control equipment for the global gas industry. Mr. Kaplan received a B.A. degree in economics from Alfred University and an M.B.A. degree from the Wharton School of Business, University of Pennsylvania.

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

Adam D. Zambanini has served as Vice President, Marketing of the Company since January 2011. From September 2005 through December 2010, Mr. Zambanini served in a number of capacities at the Company, most recently as Director, Marketing. From January 2000 through September 2005, Mr. Zambanini was employed by Rubbermaid Commercial Products, most recently as Product Manager. Mr. Zambanini received a B.S. in mechanical engineering from Penn State University, and a M.B.A. degree from Averett University.

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

Jay M. Gratz has served as a director of the Company since February 2007, and Lead Independent Director since May 2010. Since March 2010, Mr. Gratz has served as the Chief Financial Officer of VisTracks, Inc., a position and movement analytics provider. Mr. Gratz was a partner in Tatum LLC, a national executive services and consulting firm that focuses on the needs of the Office of the CFO between February 2010 and March 2010. From October 2007 through February 2010, Mr. Gratz was an independent consultant. From 1999 through October 2007, Mr. Gratz served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, and as President of Ryerson Coil Processing Division from November 2001 until October 2007. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries from 1994 through 1998, and served in various other positions, including Vice President of Finance, within that company since 1975. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from State University of New York in Buffalo and an M.B.A. degree from Northwestern University Kellogg Graduate School of Management.

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

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant warranty expenses related to a small portion of our production manufactured at our Fernley, Nevada facility through mid-2006 and have increased our warranty reserve accordingly. Because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the cost to settle claims, our ultimate losses may exceed our warranty reserve. Increases we’ve made to the warranty reserve and payments for related claims in recent years have had a material adverse effect on our profitability and cash flows in those periods. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows in the periods in which we make such increases.

Our sales and reputation may be affected by product liability claims or litigation in relation to our products.

Our products are used outdoors and are sometimes subject to heavy use and harsh exposure to the environment. Although our Limited Warranty excludes any conditions attributable to “any act of God (such as flooding, hurricane, earthquake, lightning, etc., ), environmental condition (such as air pollution, mold, mildew, etc.), staining from foreign substances (such as dirt, grease, oil, etc.), or normal weathering (defined as exposure to sunlight, weather and atmosphere which will cause any colored surface to gradually fade, chalk, or accumulate dirt or stains”), to the extent that our products are affected in any way, this may lead to an increased risk of product liability claims or litigation. Such claims could cause adverse publicity which in turn could result in a loss of consumer confidence in our products and also reduce our sales. Product liability claims could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our sales, net income and liquidity.

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

The production of our product requires substantial amounts of wood fiber and PE material. Our business strategy is to create a substantial cost advantage over our competitors by using recycled plastic and reclaimed wood. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or the failure to obtain sufficient additional raw materials to meet planned increases in production. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed distribution centers and off-shore sources.

We have limited ability to control or project inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who, in turn, sell our products to local lumber yards. Because of the seasonal nature of the demand for decking, railing and fencing, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our late first through third fiscal quarters. Accordingly, our results for the second and third fiscal quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures, the cost and availability of credit and weather-related demand fluctuations.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the health of the economy in general, and the level of activity in home improvements and, to a much lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, consumer spending habits, employment, interest rates and inflation. Market conditions in the housing industry slowed significantly in 2008 and subsequent periods thereafter, particularly in new home construction. Home equity values in many markets that decreased significantly during those time periods have not recovered or have only begun to recover. This devaluation in home equity values has adversely affected the availability of home equity withdrawals, which have resulted in decreased home improvement spending. We cannot predict when the economy will recover and whether the home remodeling and new home construction environment will stabilize or worsen. Any continued economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, fencing or trim, which could adversely affect the demand for our products.

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

At December 31, 2010, we had $126.9 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In September 2009, we recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the facility. Of our net property, plant and equipment at December 31, 2010, approximately $10.9 million is located at our Olive Branch, Mississippi manufacturing facility. We do not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Our level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2010, we had $100.4 million of total indebtedness. Our level of indebtedness could have important consequences. For example, it may:

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

We lease our corporate headquarters in Winchester, Virginia, which consists of 32,517 square feet of office space, under a lease that expires in March 2020. In anticipation of relocating our corporate headquarters to Dulles, Virginia, we entered into a lease agreement in 2005, which expires in 2019. The Dulles lease agreement provides for our initial occupancy of 55,047 square feet of office space, which will increase during the lease term to 64,656 square feet in mid-2012. We reconsidered our decision to relocate our corporate headquarters in 2005 and decided not to move. We have executed subleases for the entire space we currently lease. The terms of the existing subleases extend through years 2012 to 2015. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 15 to our consolidated financial statements appearing elsewhere in this report.

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

We lease a total of approximately 1.0 million square feet of storage warehouse space under leases with expiration dates ranging from 2011 to 2015. For information about these leases, see Note 12 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease most of our forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2010, we spent a total of $10.0 million on capital expenditures, primarily to make process and productivity improvements. We estimate that our capital expenditures in 2011 will be in approximately $15 million. We expect to use these expenditures principally to make process and productivity improvements and upgrade systems.

Item 3.	Legal Proceedings

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated the two pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP on behalf of Richard Levin and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

The Company has other lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these other lawsuits and claims, and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2009 and 2010 as reported by the New York Stock Exchange:

2010	High	Low
First Quarter	$22.00	$15.39
Second Quarter	26.51	18.94
Third Quarter	23.01	18.42
Fourth Quarter	24.67	16.38

2009	High	Low
First Quarter	$19.50	$5.11
Second Quarter	14.85	7.24
Third Quarter	21.22	11.51
Fourth Quarter	20.98	15.46

Dividend Policy

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our credit agreement there are restrictions on our ability to pay dividends.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2005 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2006, 2007, 2008, 2009 and 2010.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Trex Company	$100.00	$81.60	$30.34	$58.68	$69.88	$85.42
Russell 2000	$100.00	$118.37	$116.51	$77.14	$98.10	$124.44
S&P 600 BPI	$100.00	$105.41	$90.48	$68.79	$86.30	$98.02

Other Stockholder Matters

As of March 4, 2011, there were approximately 237 holders of record of our common stock.

In 2010, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2006, 2007, 2008, 2009 and 2010 and for each of the years in the five-year period ended December 31, 2010.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2006	2007 (2) As Adjusted (1)	2008 As Adjusted (1)	2009 (3) As Adjusted (1)	2010 (4)
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$336,956	$328,952	$329,194	$272,286	$317,690
Cost of sales	257,671	302,311	242,349	191,759	244,875

Gross profit	79,285	26,641	86,845	80,527	72,815
Selling, general and administrative expenses	73,223	119,439	66,958	65,257	67,764
Impairment of long-lived assets	—	—	—	23,251	—

Income (loss) from operations	6,062	(92,798)	19,887	(7,981)	5,051
Interest expense, net	3,011	11,503	15,282	14,699	15,288

Income (loss) before income taxes	3,051	(104,301)	4,605	(22,680)	(10,237)
Provision (benefit) for income taxes	708	(26,105)	(750)	(5,811)	(171)

Net income (loss)	$2,343	$(78,196)	$5,355	$(16,869)	$(10,066)

Basic earnings (loss) per share	$0.16	$(5.25)	$0.36	$(1.12)	$(0.66)

Basic weighted average shares outstanding	14,829,832	14,884,174	14,956,927	15,061,603	15,187,028

Diluted earnings (loss) per share	$0.16	$(5.25)	$0.35	$(1.12)	$(0.66)

Diluted weighted average shares outstanding	14,892,966	14,884,174	15,113,083	15,061,603	15,187,028

Cash Flow Data:
Cash provided by (used in) operating activities	$(4,038)	$(1,163)	$33,042	$35,063	$18,994
Cash used in investing activities	(27,743)	(24,035)	(8,594)	(6,638)	(9,773)
Cash provided by (used in) financing activities	31,058	24,592	(1,325)	(32,100)	(1,465)

Other Data (unaudited):
EBITDA (5)	$26,324	$(70,307)	$44,763	$38,172	$24,666

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$672	$66	$23,189	$19,514	$27,270
Working capital	29,559	37,923	54,086	49,214	66,057
Total assets	352,317	310,067	296,085	244,543	247,815
Total debt (including derivatives)	104,637	98,002	103,563	77,571	85,095
Total stockholder’s equity	$169,415	$115,603	$122,868	$110,198	$102,922

(1)	See Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report.

(2)	Year ended December 31, 2007 was materially affected by pre-tax increases to the warranty reserve of $46.7 million and tax valuation allowance of $19.4 million as disclosed in the Company’s previous filings.
(3)	Year ended December 31, 2009 was materially affected by pre-tax impairment of long-lived assets at idle Olive Branch facility of $23.3 million.
(4)	Year ended December 31, 2010 was materially affected by a pre-tax increase of $15.0 million to the warranty reserve.
(5)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2006	2007 As Adjusted (1)	2008 As Adjusted (1)	2009 As Adjusted (1)	2010
	(In thousands)
Net income (loss)	$2,343	$(78,196)	$5,355	$(16,869)	$(10,066)
Plus interest expense, net	3,011	11,503	15,282	14,699	15,288
Plus income tax provision (benefit)	708	(26,105)	(750)	(5,811)	(171)
Plus depreciation and amortization	20,262	22,491	24,876	22,902	19,615
Plus impairment of long-lived assets	—	—	—	23,251	—

EBITDA	$26,324	$(70,307)	$44,763	$38,172	$24,666

(1)	See Note 2 to the Company’s consolidated financial statements appearing elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Explanatory Note

Effective December 31, 2010, the Company elected to change its method of valuing inventory from the LIFO Specific Goods method using the average purchase price method to determine current cost (“LIFO Specific Goods”) to the LIFO Link Chain method using the most recent acquisition price method to determine current cost (“LIFO Link Chain”). The new method has been applied retrospectively to January 1, 2007 and the financial information set forth in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to give effect to the new method.

Overview

General. Trex Company, Inc., (the “Company”), is the largest U.S. manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, fencing and trim categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products.

We have seven decking products: Trex Transcend®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia®, Trex Contours®, Trex Escapes®, Trex Origins®; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; two fencing products, Trex Seclusions® and Trex Surroundings®; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the fourth quarter and full year 2010 include:

•

In the fourth quarter of 2010, net sales increased 47% over the fourth quarter of 2009; in 2010, net sales increased 16.6% from the prior year driven by strong demand for our Trex Transcend collection.

•

During the year, we began international direct to retail sales, entered into licensing partnerships for Trex RainEscape®, Trex Outdoor Furniture™ and Trex CustomCurve™, and continued new product introductions, including new Transcend styles inspired by tropical hardwoods and an energy-efficient LED outdoor lighting collection.

•	During 2010, we continued our aggressive branding campaign with a focus on supporting our Transcend product launch and extending our reach in the marketplace.

•	We generated positive operating cash flow, despite reduced earnings. At the end of 2010 our cash balance was $27 million and we had no outstanding balance on our revolving lines of credit.

•	During 2010, we recorded a $15 million increase to the warranty reserve to support future warranty claim obligations related to product produced at our Fernley, Nevada facility prior to mid-2006.

•	During the fourth quarter of 2010, we met our productivity and cost targets for Transcend as we steadily improved margins.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products.

Sales Incentives / Early Buy Program: As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives, which together we reference as our “early buy program,” include prompt payment discounts or favorable payment terms. In addition, from time to time we may offer price discounts or volume rebates on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs.

We launched our early buy program for the 2011 decking season in December 2010. The timing and terms of the 2011 program are generally consistent with the timing and terms of the 2010 program launched in December 2009. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. We generally do not extend the payment terms beyond those offered in the program. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Critical Accounting Policies and Estimates

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

Inventories. We account for inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2010, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.6 million. We cannot estimate at this time the effect of future reductions, if any, in inventory levels on future operating results.

Product Warranty. We warrant that our products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. With respect to our new Transcend product, we further warrant that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). Each of these warranties generally extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We establish warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. We review and adjust these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

We continue to receive and settle claims related to material produced at our Nevada facility through mid-2006 that exhibits surface flaking. During 2010, the number of warranty claims received related to surface flaking exceeded our expectations. We believe that the increased number of claims received over what the Company expected is primarily the result of our involvement in, and related public announcements about, a recently settled class action suit related to surface flaking. The settlement of the suit also introduced a new category of claims to provide for partial labor payments for claims that were previously settled with material only. In addition, the increased claims activity resulting from the lawsuit, which included many invalid claims, distorted previously emerging trends and complicated analysis of the claims data. As a result of these developments, we recorded increases to the warranty reserve of $15.0 million during the twelve months ended December 31, 2010. We anticipate that the effects of the lawsuit will diminish and the number of claims will substantially decrease. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.4 million change in the warranty reserve. For additional information about product warranties, see Notes 3 and 15 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates us to lease 55,047 square feet and increases to 64,656 square feet in 2012. We have executed subleases for the entire 55,047 square feet we currently lease. The terms of the existing subleases extend through years 2012 to 2015. We estimate that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than our remaining minimum lease payment obligations under our lease for the office space. Accordingly, we account for the expected shortfall as contract termination costs and have recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

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

We record all shipping and handling fees in sales and record all of the related costs in cost of sales. We offer several sales incentive programs to dealers and distributors, including rebates, pricing discounts, favorable payment terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. We account for consideration made pursuant to these programs in accordance with accounting guidance that governs consideration given by a vendor to a customer. With the exception of cooperative advertising, we classify sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. Our cooperative advertising program meets the requirements for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. Cooperative advertising costs are accrued as incurred.

Valuation of Deferred Tax Assets. We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2010, we had a valuation allowance of $21.1 million primarily attributable to the uncertainty related to the realizability of our excess deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2010, we determined that it is not more likely than not that our excess deferred tax assets will be realized.

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

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2008 As Adjusted (1)	2009 As Adjusted (1)	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.6	70.4	77.1

Gross profit	26.4	29.6	22.9
Selling, general and administrative expenses	20.3	24.0	21.3
Impairment of long-lived assets	—	8.5	—

Income (loss) from operations	6.0	(2.9)	1.6
Interest expense, net	4.6	5.4	4.8

Income (loss) before taxes and extraordinary item	1.4	(8.3)	(3.2)
Provision (benefit) for income taxes	(0.2)	(2.1)	—

Net income (loss)	1.6%	(6.2%)	(3.2%)

(1)	See Note 2 to the company’s consolidated financial statements appearing elsewhere in this report.

2010 Compared to 2009

Net Sales. Net sales in 2010 increased 16.6% to $317.7 million from $272.3 million in 2009. The increase in net sales was primarily the result of an 11% increase in sales volume and a 6% increase in average price per unit in 2010 compared to 2009. The increase in sales volume primarily reflected a strong demand for the Company’s products, particularly its new Transcend decking and railing product offerings, which the Company launched in early 2010 and supported with a robust marketing campaign. The sales volumes in late 2010 were favorably influenced by customers purchasing ahead of the announced 2011 Transcend price increase; however, the Company cannot quantify the effects of this factor. The increase in average price per unit in 2010 resulted primarily from a shift in sales mix toward higher priced products, specifically the Company’s new Transcend products. The increase in railing sales reflects a concerted effort by the Company to improve its railing offerings and capture more of the railing market.

Gross Profit. Gross profit decreased 9.6% to $72.8 million in 2010 from $80.5 million in 2009. Gross profit as a percentage of net sales decreased to 22.9% in 2010 from 29.6% in 2009. Gross profit in 2010 was adversely affected by $18.9 million of charges including a $15.0 million increase to the warranty reserve and $3.9 million for minimum purchase penalties the Company expects to incur under supply contracts. Excluding the aforementioned charges, gross profit in 2010 was $91.7 million, an $11.2 million increase compared to 2009 and gross margin was 28.9%. The Company recognized a combined 480 basis points of margin improvement from the following three categories in 2010: increased capacity utilization, which contributed 270 basis points of margin improvement; sales of PE materials, which resulted in 105 basis points of margin improvement as the global plastics market stabilized; and improved manufacturing efficiencies. This combined 480 basis point margin improvement was fully offset by the start-up costs associated with our 2010 introduction of Transcend, which resulted in 550 basis points of margin deterioration.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.8% to $67.8 million in 2010 from $65.3 million in 2009. The increase in selling, general and administrative expenses in 2010 was primarily related to higher branding expenses and the write-off of the investment in Denplax, partially offset by a decrease in research and development expenses and lower costs related to the idled Olive Branch facility. Branding expenses increased $4.3 million in 2010. The increased branding costs in 2010 were principally driven by costs incurred to support the release of Trex Transcend, a new product line released during the year. During the year, the company took a $2.4 million charge against its investment in and note receivable from Denplax, a foreign owned subsidiary. Research and development expenses decreased $1.4 million in 2010 due to higher 2009 costs related to developing Trex Transcend. Expenses related to the idle Olive Branch facility decreased $3.6 million in 2010 primarily due to reduced depreciation expense related to long-lived assets that were impaired during 2009. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.3% in 2010 from 24% in 2009.

Impairment of long-lived assets. During 2009, based on changes in economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain assets groups were not recoverable and reduced the carrying value of those groups to their estimated fair value by recording a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility. At December 31, 2010, $10.9 million of the Company’s net property, plant and equipment is located at the idle Olive Branch facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Interest Expense. Net interest expense increased 4.0% to $15.3 million in 2010 compared to $14.7 million in 2009. The increase in 2010 was due to a $1.3 million increase in the amortization of the debt discount related to the Company’s convertible bonds offset, in part, by a decrease in interest expense as a result of lower average debt levels in 2010 compared to 2009.

Provision for Income Taxes. We recorded a benefit for income taxes of $0.2 million in 2010 compared to a benefit for income taxes of $5.8 million in 2009. The related effective tax rates were 1.7% in 2010 and 25.6% in 2009. The higher benefit and related effective tax rate for 2009 resulted, primarily, from the net effects of a refund claim related to newly enacted legislation providing for a special 5-year net operating loss carryback election.

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

Gross Profit. Gross profit decreased 7.3% to $80.5 million in 2009 from $86.8 million in 2008. The decrease was primarily attributable to reduced sales volume. Gross profit as a percentage of net sales, gross margin, increased to 29.6% in 2009 from 26.4% in 2008. Sales related items including the effect of the 2009 price increase and sales mix of higher revenue per product unit resulted in an increase in gross margin in 2009 of approximately 7% from 2008. Gross margin was positively affected by an increase in production rates and yields and cost reductions due to our continued focus on process and productivity improvements, which contributed to a 4% increase in gross margin. The positive effect of the foregoing factors on gross margin in 2009 was partially offset by the negative impact on gross margin of 7% from operating at reduced levels of capacity utilization and 1% related to sales of excess poly at reduced prices. The excess poly sales were principally driven by operating at reduced levels of capacity utilization. The reduced sales price of poly was primarily driven by weak global demand early in the year.

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

Impairment of long-lived assets. During 2009, based on changes in economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain assets groups were not recoverable and reduced the carrying value of those groups to their estimated fair value by recording a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility.

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

Provision for Income Taxes. We recorded a benefit for income taxes of $5.8 million in 2009 compared to a benefit for income taxes of $0.8 million in 2008. The related effective tax rates were 25.6% in 2009 and -16.3% in 2008. The higher benefit and related effective tax rate for 2009 resulted, primarily, from the net effects of a refund claim related to newly enacted legislation providing for a special 5-year net operating loss (NOL) carryback election.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under the credit facility and other loans, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. Net cash provided by operating activities totaled $19.0 million in 2010 compared to net cash provided by operating activities of $35.1 million in 2009. The $16.1 million year-over-year reduction in cash provided by operating activities was primarily driven by unfavorable changes in cash flows related to inventories and accounts receivable, partially offset by a $7.6 million income tax refund collected in 2010. During 2009, we successfully reduced inventories $24.3 million from previous levels as part of a focused strategy to improve cash flow, while inventories were reduced by $1 million in 2010.

Accounts receivable balances increased to $53.3 million at December 31, 2010 compared to $31.4 million at December 31, 2009 due to increased sales in the late 2010, driven by a strong demand for our Transcend products and customers purchasing ahead of the announced 2011 Transcend price increase. We launched our pre-decking season early buy incentive program in December 2010. The program offers customers a choice of discounts or favorable payment terms and was consistent with the incentives contained in the program launched in December 2009. Substantially all of the accounts receivable balances at December 31, 2010 were subject to the terms of our early buy program. In the aggregate, customers chose indicated a preference to take discounts rather than favorable payment terms for the December 2010 early buy purchases which resulted in collection of approximately three-fourths of the December 31, 2010 accounts receivable balances in January of 2011. We expect to collect all remaining outstanding accounts receivable balances, net of existing allowances, by April 2011.

Net cash used in investing activities totaled $9.8 million in 2010 compared to cash used in investing activities of $6.6 million in 2009. Capital expenditures in 2010 consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products. In 2009, net cash used in investing activities totaled $6.6 million compared to $8.6 million in 2008.

Net cash used in financing activities was $1.5 million in 2010 compared to cash used in financing activities of $32.1 million in 2009. In 2009, we reduced net debt by $31.1 million, including the redemption of $25.0 million of Mississippi Business Finance Corporation Bonds and certain real estate notes, and had no borrowings under the revolving credit facility. In 2010, we reduced net debt by $0.5 million and repaid borrowings under the revolving credit facility. Net cash used in financing activities was $32.1 million in 2009, compared to net cash used in financing activities of $1.3 million in 2008.

Inventory in Distribution Channels. We sell our products through a two-tier distribution system. We have approximately 20 distributors (with an aggregate of approximately 100 distribution sites) and two mass merchandisers to which we sell our products. These distributors in turn sell our products to approximately 3,000 dealers in the aggregate who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts or favorable payment terms. In addition, from time to time, we may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding the inventory in the distribution channel. Because only a few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. Our sales in the fourth quarter of 2010 were significantly higher than our sales in the fourth quarter of 2009 as customers purchased product ahead of the 2011 price increase. The increase in sales could have the effect of increasing the inventory volume in the distribution channel at December 31, 2010 as compared to December 31, 2009. Changes in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

We seek to maintain favorable relationships with our distributors. However, it is possible that, on occasion, we may need to replace a distributor. Historically, we have had little difficulty replacing a distributor and have experienced little or no disruption to operations or liquidity. We believe that in the event we needed to replace a distributor, it would not have an adverse effect on our profitability or liquidity.

Product Warranty. The Company continues to settle claims for material previously produced at the Nevada facility that exhibits surface defects. During 2010, the Company paid approximately $12 million to settle claims and class action legal fees and expenses against the warranty reserve which has had a material adverse effect on cash flow from operations. Management anticipates that the number of claims will substantially decrease. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and continued material adverse effects on future cash flows.

Indebtedness. At December 31, 2010, our total indebtedness, including the fair value of the interest rate swap and excluding the unamortized debt discount, was $100.4 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the interest rate swap, was approximately 6.07%.

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

We were in compliance with all covenants contained in our loan agreements at December 31, 2010. Failure to comply with our loan covenants, which contain cross-default provisions, could be considered a default of our repayment obligations under our credit facility. Among other remedies, a default in our repayment obligations could accelerate payment of the outstanding balance on our credit facility and could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes. The types of events which might trigger a cross-default include without limitation:

(a)	a failure to make any payment in respect of debt, other than the Company’s promissory notes, of more than $250,000 after expiration of any applicable cure or grace period;

(b)	an event or condition which (i) results in the acceleration of the maturity of a debt outstanding of more than $250,000 (ii) results in the mandatory prepayment or purchase of such debt prior to the scheduled maturity, or (iii) enables the holders of such debt or commitment to provide such debt to accelerate the maturity, terminate any such commitment or require the mandatory prepayment or purchase prior to the scheduled maturity;

(c)	a material default or event of default that occurs and is continuing under any material contract or any failure to perform any material obligation under any material contract which remains uncured beyond any applicable cure or grace period;

(d)	the occurrence of any default or event of default occurring under any indenture or senior subordinated notes; and

(e)	a default under any other lien or encumbrance placed on the property, or any interest therein (legal or equitable), or any part thereof, either inferior or superior in right to the lien of a deed of trust beyond any applicable grace period.

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

Contractual Obligations. The following tables show, as of December 31, 2010, our contractual obligations and commercial commitments, which consist primarily of long-term debt, interest payments on long-term debt, purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$100,353	$741	$98,980	$632	$—
Interest payments on long-term debt (2)	11,813	5,900	5,913	—	—
Purchase commitments (3)	25,693	24,193	1,500	—	—
Product warranties (4)	14,472	7,003	7,469	—	—
Operating leases	40,773	7,545	12,211	10,140	10,877

Total contractual cash obligations	$193,104	$45,382	$126,073	$10,772	$10,877

(1)	Long-term debt includes the debt related derivative.
(2)	A portion of the interest expense disclosed is subject to variable interest rates. The amounts disclosed above assume that variable interest rates are equal to rates at December 31, 2010.
(3)	Purchase commitments represent supply contracts with third-party manufacturers and raw material vendors.
(4)	Product warranties represent estimated amounts accrued for surface flaking claims related to material produced at the Nevada manufacturing facility prior to mid-2006. The timing of actual payments is dependent upon the timing of claims submitted by customers, which is beyond the control of the Company.

We use interest rate swaps to manage exposure to fluctuations in the interest rates on variable-rate debt. At December 31, 2010, the fair value of the debt-related derivative was $0.3 million and was classified as a long-term liability.

We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $7.8 million in 2008, $6.9 million in 2009 and $10.0 million in 2010, primarily to make process and productivity improvements. We currently estimate that capital expenditures in 2011 will be approximately $15 million. Capital expenditures in 2011 are expected to be used primarily to make process and productivity improvements and upgrade systems.

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

We have exposure to changing interest rates. At December 31, 2010, we had outstanding debt of $100.0 million, $97.5 million of which is fixed-rate debt. The remaining $2.5 million was effectively converted to a fixed rate through the use of a fixed-for-floating interest rate swap. We also have an $85 million revolving line of credit under which borrowings are subject to variable interest rates. At December 31, 2010, we had no borrowings on the line of credit.

Changes in interest rates affect the fair value of our fixed-rate debt. The fair value of our long-term fixed-rate debt at December 31, 2010, consisting of convertible notes, was approximately $118.8 million. This fair value was based on an analysis of actual market transactions. Prices for transactions vary with market conditions and can be affected by trade size and other factors. Thus, this fair value may not be indicative of the value at which the debt may ultimately settle. Based on balances outstanding at December 31, 2010, a 1% change in interest rates would change the fair value of our long-term fixed-rate debt by approximately $1.3 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-32 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

March 9, 2011	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 9, 2011	By:	/s/ JAMES E. CLINE
James E. Cline
Vice President and Chief Financial Officer
(Principal Financial Officer)

Changes in Internal Control Over Financial Reporting

There have been no changes the Company’s internal control over financial reporting identified in connection with the evaluation described above in “Management’s Report on Internal Control Over Financial Reporting’ that occurred during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 9, 2011

Item 9B.	Other Information

On March 7, 2011, the Company and Ronald W. Kaplan executed an Amendment and Restatement of Mr. Kaplan’s Employment Agreement dated as of January 1, 2008. The Amended and Restated Employment Agreement amended the original Employment Agreement in the following respects:

•

extends Mr. Kaplan’s employment term from December 31, 2012 until August 16, 2015 and provides for successive one year renewal terms thereafter unless either party provides 90 days prior written notice of termination;

•

provides that if Company elects not to renew the Employment Agreement for a one-year renewal term upon expiration of the initial term on August 16, 2015, the Company shall pay Mr. Kaplan 1.5 times his base salary plus target bonus;

•

provides that upon termination of the Agreement for any reason on or after August 16, 2015, except by the Company for cause, all unvested restricted stock grants, stock appreciation rights, options, or any other form of equity grant accelerate, and each stock appreciation right and option would be exercisable for a period ending on the earlier of five years after the date of termination of employment or the expiration of the original term of the grant;

•

provides that if Mr. Kaplan is terminated by the Company without cause or by Mr. Kaplan for good reason, all unvested restricted stock grants, stock appreciation rights, options, or any other form of equity grant accelerate, and each stock appreciation right and option would be exercisable for a period ending on the earlier of five years after the date of termination of employment or the expiration of the original term of the grant.

Except as noted above, Mr. Kaplan’s Employment Agreement remained unchanged. The Amended and Restated Employment Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.15 and is incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2010 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2010 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2010 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2010 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2011 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2010 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-32 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.6	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.7	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Revolver Note dated November 4, 2009 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $38,823,529.41 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.9	Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $21,176,470.59 or the outstanding revolver advances made by TD Bank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $16,176,470.59 or the outstanding reducing revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.11	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $8,823,529.41 or the outstanding reducing revolver advances made by TD Bank, N.A. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.11	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.12	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.13	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.15	Amended and Restated Employment Agreement, dated as of March 7, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.16	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.19	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.21	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.23	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.24	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.25	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

18	Preferability Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-33

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company elected to change its method of accounting for inventory from the last in, first out (LIFO) specific goods method determining current cost based on an average cost method to a LIFO link chain method determining current cost based on the most recent acquisition method effective December 31, 2010

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 9, 2011

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009 As Adjusted (See Note 2)	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,514	$27,270
Accounts receivable (net of allowance for doubtful accounts of $1.5 million and $0.3 million at December 31, 2009 and 2010, respectively)	31,429	53,332
Inventories	30,104	29,021
Prepaid expenses and other assets	2,368	1,539
Income taxes receivable	7,775	70
Deferred income taxes	3,465	1,004

Total current assets	94,655	112,236
Property, plant and equipment, net	137,027	126,857
Goodwill	6,837	6,837
Other assets	6,024	1,885

Total Assets	$244,543	$247,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,514	$15,107
Accrued expenses	19,126	23,479
Accrued warranty	9,256	7,003
Current portion of long-term debt	545	590

Total current liabilities	45,441	46,179
Deferred income taxes	5,875	3,614
Accrued taxes	3,735	3,126
Non-current accrued warranty	2,268	7,469
Debt-related derivative	392	312
Long-term debt	76,634	84,193

Total Liabilities	134,345	144,893

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,397,093 and 15,458,002 shares issued and outstanding at December 31, 2009 and 2010, respectively	154	155
Additional paid-in capital	96,197	98,905
Accumulated other comprehensive loss	(265)	(184)
Retained earnings	14,112	4,046

Total Stockholders’ Equity	110,198	102,922

Total Liabilities and Stockholders’ Equity	$244,543	$247,815

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008 As Adjusted (See Note 2)	2009 As Adjusted (See Note 2)	2010
	(In thousands, except share and per share data)
Net sales	$329,194	$272,286	$317,690
Cost of sales	242,349	191,759	244,875

Gross profit	86,845	80,527	72,815
Selling, general, and administrative expenses	66,958	65,257	67,764
Impairment of long-lived assets	—	23,251	—

Income (loss) from operations	19,887	(7,981)	5,051
Interest expense, net	15,282	14,699	15,288

Income (loss) before provision for income taxes	4,605	(22,680)	(10,237)
Benefit for income taxes	(750)	(5,811)	(171)

Net income (loss)	$5,355	$(16,869)	$(10,066)

Basic earnings (loss) per common share	$0.36	$(1.12)	$(0.66)

Basic weighted average common shares outstanding	14,956,927	15,061,603	15,187,028

Diluted earnings (loss) per common share	$0.35	$(1.12)	$(0.66)

Diluted weighted average common shares outstanding	15,113,083	15,061,603	15,187,028

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2007 as adjusted (See Note 2)	15,083,520	$151	$90,383	$(557)	$25,626	$115,603
Comprehensive income:
Net income	—	—	—	—	5,355	5,355
Net unrealized losses on derivatives, net of tax	—	—	—	(718)	—	(718)
Net derivative losses reclassified to earnings, net of tax	—	—	—	183	—	183

Total comprehensive income	—	—	—	—	—	4,820
Employee stock purchase and option plans	27,298	—	229	—	—	229
Repurchases of common stock	(9,816)	2	(77)	—	—	(75)
Stock-based compensation	219,610	—	2,290	—	—	2,290

Balance, December 31, 2008 as adjusted (See Note 2)	15,320,612	153	92,825	(1,092)	30,981	122,867
Comprehensive loss:
Net loss	—	—	—	—	(16,869)	(16,869)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	(55)	—	(55)
Net derivative losses reclassified to earnings, net of tax	—	—	—	882	—	882

Total comprehensive loss	—	—	—	—	—	(16,042)
Employee stock purchase and option plans	42,352	1	416	—	—	417
Repurchases of common stock	(38,938)	—	(572)	—	—	(572)
Stock-based compensation	73,067	—	3,528	—	—	3,528

Balance, December 31, 2009 as adjusted (See Note 2)	15,397,093	154	96,197	(265)	14,112	110,198
Comprehensive loss:
Net loss	—	—	—	—	(10,066)	(10,066)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	(110)	—	(110)
Net derivative losses reclassified to earnings, net of tax	—	—	—	191	—	191

Total comprehensive loss	—	—	—	—	—	(9,985)
Employee stock purchase and option plans	27,140	1	169	—	—	170
Repurchases of common stock	(54,922)	—	(1,089)	—	—	(1,089)
Stock-based compensation	88,691	—	3,628	—	—	3,628

Balance, December 31, 2010	15,458,002	$155	$98,905	$(184)	$4,046	$102,922

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008 As Adjusted (See Note 2)	2009 As Adjusted (See Note 2)	2010
	(in thousands)
Operating Activities
Net income (loss)	$5,355	$(16,869)	$(10,066)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,876	24,485	20,788
Debt discount amortization	5,730	6,833	8,149
Impairment of long-lived assets	—	23,251	—
Deferred income taxes	(155)	997	200
Derivatives	667	(827)	—
Stock-based compensation	2,290	3,528	3,628
Equity method losses	40	252	1,224
Loss on disposal of property, plant and equipment	500	29	436
Changes in operating assets and liabilities:
Accounts receivable	(6,967)	(17,413)	(21,914)
Inventories	25,351	24,332	1,083
Prepaid expenses and other assets	(2,665)	2,950	2,474
Accounts payable	(4,349)	1,087	(1,407)
Accrued expenses and other liabilities	(18,453)	(12,367)	6,604
Income taxes receivable (payable)	(178)	(5,205)	7,796

Net cash provided by operating activities	33,042	35,063	18,994

Investing Activities
Expenditures for property, plant and equipment	(7,814)	(6,919)	(9,966)
Proceeds from sales of property, plant and equipment	45	45	85
Notes receivable, net	(825)	236	108

Net cash used in investing activities	(8,594)	(6,638)	(9,773)

Financing Activities
Financing costs	(286)	(798)	—
Principal payments under mortgages and notes	(1,194)	(31,147)	(545)
Borrowings under line of credit	44,178	—	44,000
Principal payments under line of credit	(44,178)	—	(44,000)
Repurchases of common stock	(74)	(572)	(1,089)
Proceeds from employee stock purchase and option plans	229	417	169

Net cash used in financing activities	(1,325)	(32,100)	(1,465)

Net increase (decrease) in cash and cash equivalents	23,123	(3,675)	7,756
Cash and cash equivalents at beginning of year	66	23,189	19,514

Cash and cash equivalents at end of year	$23,189	$19,514	$27,270

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$7,820	$7,002	$6,526
Cash paid (received) for income taxes, net	$93	$(2,301)	$(7,553)

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

2.	CHANGE IN METHOD OF ACCOUNTING FOR INVENTORY VALUATION

Effective December 31, 2010, the Company elected to change its method of valuing inventory from the LIFO Specific Goods method using the average purchase price method to determine current cost (“LIFO Specific Goods”) to the LIFO Link Chain method using the most recent acquisition price method to determine current cost (“LIFO Link Chain”). The Company believes that the LIFO Link Chain method of inventory valuation is preferable as the LIFO Link Chain costing method provides a better matching of current costs with current revenues and is more practicable as it improves the efficiency of our reporting process. The Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because complete records of inventory purchases are no longer available for all prior periods. Sufficient information exists to apply LIFO Link Chain beginning January 1, 2007. As such, the new method has been applied retrospectively to January 1, 2007 and comparative financial statements of prior years have been adjusted to give effect to the new method. The following financial statement captions for fiscal years 2008 and 2009 were affected by the change in accounting principle.

CONSOLIDATED BALANCE SHEET

December 31, 2009

(In thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
ASSETS
Current assets:
Inventories	$45,485	$(15,381)	$30,104
Deferred income taxes	—	3,465	3,465
Total current assets	106,571	(11,916)	94,655
Total assets	256,459	(11,916)	244,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Deferred income taxes	485	(485)	—
Total current liabilities	45,926	(485)	45,441
Deferred income taxes	1,925	3,950	5,875
Total liabilities	130,880	3,465	134,345
Stockholders’ equity:
Retained earnings	29,493	(15,381)	14,112
Total stockholders’ equity	125,579	(15,381)	110,198
Total liabilities and stockholders’ equity	$256,459	$(11,916)	$244,543

The income tax effects of the change in accounting principle presented above include the impact of the change in the allocation of the Company’s valuation allowance between current and long-term deferred tax balances.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2008

(In thousands, except per share data)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Cost of sales	$240,170	$2,179	$242,349
Gross profit	89,024	(2,179)	86,845
Income (loss) from operations	22,066	(2,179)	19,887
Income (loss) before income taxes	6,784	(2,179)	4,605
Net income (loss)	7,534	(2,179)	5,355
Basic earnings (loss) per common share	0.50	(0.14)	0.36
Diluted earnings (loss) per common share	$0.50	$(0.14)	$0.35

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31, 2009

(In thousands, except per share data)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Cost of sales	$191,339	$420	$191,759
Gross profit	80,947	(420)	80,527
Income (loss) from operations	(7,561)	(420)	(7,981)
Income (loss) before income taxes	(22,260)	(420)	(22,680)
Net income (loss)	(16,449)	(420)	(16,869)
Basic earnings (loss) per common share	(1.09)	(0.03)	(1.12)
Diluted earnings (loss) per common share	$(1.09)	$(0.03)	$(1.12)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

(In thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Operating Activities
Net income (loss)	$7,534	$(2,179)	$5,355
Inventories	$23,172	$2,179	$25,351

CONSOLIDATED STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

(In thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Operating Activities
Net income (loss)	$(16,449)	$(420)	$(16,869)
Inventories	$23,912	$420	$24,332

CONSOLIDATED COMPREHENSIVE INCOME (LOSS)

(In thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Year ended December 31, 2008	$6,999	$(2,179)	$4,820
Year ended December 31, 2009	$(15,622)	$(420)	$(16,042)

See Note 16 for the impact of the change in accounting principle on the quarterly financial information for the years ended December 31, 2009 and 2010.

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

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish Company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and interest rate swap contracts. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2010, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for payment discounts and doubtful accounts. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions.

The Company recorded a decrease to the allowance for doubtful accounts of approximately $1.1 million in the year ended December 31, 2010 primarily due to the write-off of a previously reserved customer account. In the years ended December 31, 2008, 2009 and 2010, sales to certain customers accounted for 10% or more of the Company’s total gross sales. For the year ended December 31, 2008, the Company’s two largest customers represented 26%, and 11%, respectively, of the Company’s gross sales. For the year ended December 31, 2009, the Company’s two largest customers represented 28% and 11%, respectively, of the Company’s gross sales. For the year ended December 31, 2010, one customer of the Company represented 29% of the Company’s gross sales. As of December 31, 2010, two customers represented 40% and 10%, respectively, of the Company’s accounts receivable balance.

Approximately 23%, 30% and 41% of the Company’s raw materials purchases for the years ended December 31, 2008, 2009 and 2010, respectively, were purchased from its four largest suppliers.

The Company is also exposed to credit loss in the event of nonperformance by the counter-party to its interest rate swap agreement, but the Company does not anticipate nonperformance by the counter-party. The amount of such exposure is limited to the unrealized gains, if any, under such agreements. At December 31, 2010, the Company had no unrealized gains on its interest rate swap.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company has not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2010, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.6 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs. We cannot estimate at this time the effect of future reductions, if any, in inventory levels on future operating results.

The majority of the Company’s products are made in a proprietary process that combines waste wood fibers and reclaimed polyethylene. The Company grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the “reclaimed” material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the costs of the raw material components of the material.

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

In September 2009, the Company recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the Company’s Olive Branch facility to reduce the carrying value of those groups to their estimated fair value. The fair value measurement used to determine the impairment was based on prices for similar assets and considered the condition of the related fixed assets. Of the Company’s net property, plant and equipment at December 31, 2010, approximately $10.9 million is located at the Olive Branch, Mississippi manufacturing facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility in the future may result in additional impairment charges and reduced earnings.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 64,656 square feet in 2012. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases extend through years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s purchase of the Mobil Composite Products Division in 1996. Each year, in accordance with the prevailing accounting rules, the Company conducts an impairment test. For the years ended December 31, 2008, 2009 and 2010, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year.

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

The Company continues to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking. During 2010, the number of warranty claims received related to surface flaking exceeded the Company’s expectations. Management believes that the increased number of claims received over what the Company expected is primarily the result of the Company’s involvement in, and related public announcements about, a recently settled class action suit related to surface flaking. The settlement of the suit also introduced a new category of claims to provide for partial labor payments for claims that were previously settled with material only. In addition, the increased claims activity resulting from the lawsuit, which included many invalid claims, distorted previously emerging trends and complicated analysis of the claims data. As a result of these developments, the Company recorded increases to the warranty reserve of $15.0 million during the twelve months ended December 31, 2010. Management anticipates that the effects of the lawsuit will diminish and the number of claims will substantially decrease. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.4 million change in the warranty reserve. For additional information about product warranties, see Notes 3 and 15 to the consolidated financial statements appearing elsewhere in this report.

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

The Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several sales incentive programs to dealers and distributors, including rebates, pricing discounts, favorable payment terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. The Company accounts for consideration made pursuant to these programs in accordance with accounting guidance that governs consideration given by a vendor to a customer. With the exception of cooperative advertising, the Company classifies sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. The Company’s cooperative advertising program meets the requirements for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. Cooperative advertising costs are accrued as incurred.

Stock-Based Compensation

The Company recognizes share-based compensation at the grant date of the award based on the fair value, and is recognized on a straight line basis as expense in the accompanying consolidated statements of operations over the vesting periods of the award, net of an estimated forfeiture rate.

Income Taxes

The Company accounts for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2010, the Company had a valuation allowance of $21.1 million primarily attributable to the uncertainty related to the realizability of its excess deferred tax assets. The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2010, management determined that it is not more likely than not that its excess deferred tax assets will be realized.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2008, 2009 and 2010, research and development costs were $3.5 million, $5.3 million and $1.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2009 and December 31, 2010, $0.6 million and $0.4 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2008, 2009 and 2010, branding expenses, including advertising expenses as described above, were $16.9 million, $16.2 million and $20.6 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2009 and 2010. At December 31, 2010, the fair value of the Company’s $97.5 million 6.00% Convertible Senior Subordinated Notes due July 1, 2012 was estimated at $118.8 million based on quoted market prices.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. For the years ended December 31, 2008, 2009 and 2010, comprehensive income (loss) was $4.8 million, ($16.0) million and ($10.0) million, respectively.

Investment in Denplax

The Company owns 35% of a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity per relevant accounting guidance. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and the note.

New Accounting Standards

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

4.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2009 As Adjusted (See Note 2)	2010
Finished goods	$32,361	$29,983
Raw materials	26,453	27,589

Total FIFO inventories	58,814	57,572
Reserve to adjust inventories to LIFO value	(28,710)	(28,551)

Total LIFO inventories	$30,104	$29,021

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

During the years ended December 31, 2008 and 2009, due to the liquidation of inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized an expense of $2.5 million in 2008 and a benefit of $3.4 million in 2009. The effect of the liquidation of inventories in 2010 on the Company’s cost of sales was immaterial.

During 2010, the Company elected to change its method of valuing inventory. See Note 2 for additional information regarding the change in LIFO method.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2009	2010
Building and improvements	$56,524	$56,889
Machinery and equipment	227,116	216,481
Furniture and fixtures	2,480	2,457
Forklifts and tractors	4,398	4,497
Computer equipment	11,525	6,646
Construction in process	2,908	6,137
Land	8,858	8,858

	313,809	301,965
Accumulated depreciation	(176,782)	(175,108)

Total property, plant and equipment, net	$137,027	$126,857

The Company had construction in process as of December 31, 2010 of approximately $6.1 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2011.

Depreciation expense for the years ended December 31, 2008, 2009 and 2010 totaled $24.9 million, $22.9 million and $19.6 million, respectively.

In September 2009, the Company recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the Company’s Olive Branch facility to reduce the carrying value of those groups to their estimated fair value. The fair value measurement used to determine the impairment was based on prices for similar assets and considered the condition of the related fixed assets and is a Level III fair value measurement. Of the Company’s net property, plant and equipment at December 31, 2010, approximately $10.9 million is located at the Olive Branch, Mississippi manufacturing facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility in the future may result in additional impairment charges and reduced earnings.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2009	2010
Accrued compensation and benefits	$5,917	$6,687
Accrued interest	3,850	3,526
Accrued rent obligations	2,351	1,938
Accrued sales and marketing costs	2,536	2,584
Accrued taxes and penalties	278	200
Other	4,194	8,544

Total accrued expenses	$19,126	$23,479

7.	DEBT

Indebtedness. At December 31, 2010, the Company’s indebtedness, including the fair value of its interest rate swaps, totaled $100.4 million and the annualized overall weighted average interest rate of such indebtedness, including the effect of the Company’s interest rate swap, was approximately 6.07%.

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

The Company accounts for its convertible notes per ASC 470, which requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion, be allocated between a liability and an equity component, with the resulting debt discount amortized, as non-cash interest expense, over the period the convertible debt is expected to be outstanding. The amortization of the discount recorded on the Company’s $97.5 million of outstanding convertible notes resulted in a $5.7 million, $6.8 million and an $8.1 million increase to interest expense for the years ended December 31, 2008, 2009 and 2010, respectively.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	December 31, 2008	December 31, 2009	December 31, 2010
Principal amount of the liability component	$97,500	$97,500	$97,500
Unamortized discount of liability component	(30,240)	(23,407)	(15,258)
Net carrying amount of liability component	67,260	74,093	82,242
Carrying amount of the equity component	23,860	23,860	23,860
Remaining amortization period of discount	42 months	30 months	18 months
Conversion price	$21.78	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%	18.41%
Interest expense at coupon rate (6.0%)	$5,850	$5,850	$5,850
Non-cash interest in accordance with ASC 470	$5,730	$6,833	$8,149

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

The $85 million credit facility consists of a $60 million revolver loan and a $25 million reducing revolver loan. The reducing revolver loan is subject to a $1.7 million annual step down. Amounts drawn under the revolver loan are subject to a borrowing base consisting of accounts receivable, finished goods inventories and certain raw material inventories. At December 31, 2010, the borrowing base under the two revolver loans totaled approximately $79 million.

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

The Company was in compliance with all covenants contained in its loan agreements at December 31, 2010.

Long-Term Debt. The Company’s Notes have been reduced by debt discounts of $23.4 million and $15.3 million as of December 31, 2009 and 2010, respectively, in accordance with the terms of FASB ASC Topic 470.

Long-term debt consists of the following as of December 31 (in thousands):

	2009	2010
Real estate loans	$3,086	$2,541
Convertible notes	97,500	97,500

Total long-term debt	100,586	100,041
Less unamortized debt discount	(23,407)	(15,258)

	77,179	84,783
Less current portion	(545)	(590)

Long-term debt, excluding current portion	$76,634	$84,193

Future debt maturities are as follows (in thousands):

Years ending December 31,
2011	$590
2012	98,138
2013	693
2014	620
Thereafter	—

Total long-term debt	$100,041

During the years ended December 31, 2008 and 2009, the Company capitalized approximately $0.2 million and $5 thousand of interest, respectively. The Company capitalized no interest in the year ended December 31, 2010.

Interest Rate Swaps

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. The Company had outstanding debt of $100.0 million at December 31, 2010, $97.5 million of which is fixed-rate debt. The remaining $2.5 million of the Company’s total debt outstanding at December 31, 2010 is variable-rate debt.

At December 31, 2009 and 2010 the fair value of the Company’s interest rate swaps was $0.4 million and $0.3 million, respectively and was classified as “Debt-related derivative” in the accompanying consolidated balance sheets. The interest rate swap was designated as a cash flow hedge of a forecasted transaction and the changes in fair value of this instrument are recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At December 31, 2010, $0.2 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million to be reclassified into “Interest expense, net” over the next twelve months.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2010 (in thousands):

	Total Fair Value Measurement December 31, 2010	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Debt-related derivative liability	$312	$—	$312	$—

The Company uses interest-rate swap contracts to manage its exposure to fluctuations in the interest rates under its variable-rate debt.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, real estate loans, and promissory note to approximate the fair value of the respective assets and liabilities at December 31, 2009 and December 31, 2010. At December 31, 2010, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $118.8 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At December 31, 2010, the Company had one fixed-for-floating interest rate swap that matures on October 1, 2014 that effectively converts the Company’s variable-rate real estate note to fixed-rate obligation. At December 31, 2010 the fair value of the Company’s interest rate swap was $0.3 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The interest rate swap instrument qualifies for, and was designated as, cash flow hedge of a forecasted transaction and the change in fair value of this instrument was recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At December 31, 2010, $0.2 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million to be reclassified into “Interest expense, net” over the next twelve months.

The following table illustrates the changes in “Accumulated other comprehensive loss” related to the cash flow hedges during the twelve months ended December 31, 2010 (in thousands):

	Fair Value of Cash Flow Hedges	Tax Effect	Fair Value of Cash Flow Hedges, Net of Tax
Balance, December 31, 2009	$392	$(127)	$265
Gain (loss) reclassified to “Interest expense, net”	(191)	—	(191)
Unrealized (gains) losses during period	111	(1)	110

Balance, December 31, 2010	$312	$(128)	$184

10.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2008 As Adjusted (See Note 2)	2009 As Adjusted (See Note 2)	2010
Numerator:
Net income (loss)	$5,355	$(16,869)	$(10,066)

Denominator:
Basic weighted average shares outstanding	14,956,927	15,061,603	15,187,028
Effect of dilutive securities:
Stock options	38,623	—	—
Restricted stock	117,533	—	—

Diluted weighted average shares outstanding	15,113,083	15,061,603	15,187,028

Basic earnings (loss) per share	$0.36	$(1.12)	$(0.66)

Diluted earnings (loss) per share	$0.35	$(1.12)	$(0.66)

Upon evaluation of its convertible notes, the Company determined there was no dilutive effect of as of December 31, 2009 and 2010, respectively. In the years ended December 31, 2009 and December 31, 2010, the dilutive effect of stock options, stock appreciation rights and restricted stock is not recognized due to the net operating loss for these periods. In the year ended December 31, 2008, the Company excluded approximately 58,000 restricted shares because of their anti-dilutive effect.

11.	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC Topic 718 Share-Based Payment, (ASC Topic 718). Under that transition method, compensation cost includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718.

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000 shares. For the years ended December 31, 2008, 2009 and 2010, stock compensation expense related to awards under the 2005 Plan was $2.3 million, $3.5 million and $3.6 million, respectively. This expense was included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options and SARs are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2010 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2010, there was $1.4 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2008, 2009 and 2010, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2008	2009	2010
Dividend yield	0%	0%	0%
Average risk-free interest rate	2.9%	1.6%	2.6%
Expected term (years)	5	5	5
Volatility	45.0%	57.9%	66.3%

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

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2010 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2010 was $17.94.

Stock option activity under the 2005 Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2010
Outstanding at December 31, 2007	525,452	$35.10
Granted	—	$—
Exercised	—	$—
Canceled	(257,013)	$37.27

Outstanding at December 31, 2008	268,439	$33.03
Granted	—	$—
Exercised	—	$—
Canceled	(18,924)	$30.19

Outstanding at December 31, 2009	249,515	$33.22
Granted	—	$—
Exercised	(1,483)	$23.34
Canceled	(25,586)	$34.41

Outstanding at December 31, 2010	222,446	$33.20	2.5	$211,620
Vested at December 31, 2010	222,446	$33.20	2.5	$211,620
Exercisable at December 31, 2010	222,446	$33.20	2.5	$211,620

At December 31, 2010, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 – 19.99	15,582	$18.92	1.0	15,582	$18.92
20.00 – 29.99	84,459	$24.01	1.6	84,459	$24.01
30.00 – 39.99	64,197	$37.05	2.7	64,197	$37.05
40.00 and over	58,208	$46.09	4.1	58,208	$46.09

Total	222,446	$33.20	2.5	222,446	$33.20

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2007	472,526	$24.26
Granted	732,648	$9.01
Canceled	(254,038)	$22.23
Vested at December 31, 2008	848,014	$12.31
Exercisable at December 31, 2008	219,387	$19.90
Outstanding at December 31, 2008	951,136	$13.07
Granted	251,695	$13.52
Exercised	(22,334)	$16.63
Canceled	(47,145)	$12.88
Vested at December 31, 2009	817,782	$13.69
Exercisable at December 31, 2009	542,283	$15.58
Outstanding at December 31, 2009	1,133,352	$13.25
Granted	136,666	$17.94
Exercised	(12,359)	$23.27
Canceled	(11,164)	$24.02
Outstanding at December 31, 2010	1,246,495	$13.70
Vested at December 31, 2010	834,175	$14.21
Exercisable at December 31, 2010	799,482	$14.41

Performance Share Awards

In the years ended December 31, 2005 and December 31, 2006, the Company granted performance share awards (“PSAs”) to certain of the Company’s officers and other employees under the 2005 Plan. The PSAs consist of a right to receive shares of the Company’s common stock if the Company met specified performance criteria over a three-year performance period. In the years ended December 31, 2007 and 2008, 106,641 and 37,806 performance share awards were outstanding at $29.56 and $24.79 per share, respectively. As a result of Company performance, all PSAs were cancelled in 2009 and no compensation expense was recognized related to PSAs during the years ended December 31, 2008, 2009, and 2010.

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. Unvested restricted stock is generally forfeitable upon termination of a holder’s service as an employee, unless the individual’s service is terminated due to retirement, death or permanent disability. In the years ended December 31, 2008, 2009 and 2010, 325,202,106,874 and 91,845 restricted shares were granted at $8.59, $13.44 and $17.41 per share, respectively. The total fair value of restricted shares vested for the years ended December 31, 2008, 2009 and 2010 was $0.4 million, $1.8 million, and $2.7 million, respectively. In the years ended December 31, 2008, 2009 and 2010, $1.2 million, $1.6 million and $1.7 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2010, there was $1.8 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 1.7 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2007	177,137	$24.03
Granted	325,202	$8.59
Vested	(50,439)	$7.59
Forfeited	(105,592)	$16.87

Nonvested at December 31, 2008	346,308	$11.69
Granted	106,874	$13.44
Vested	(126,781)	$14.50
Forfeited	(34,621)	$12.21

Nonvested at December 31, 2009	291,780	$11.79
Granted	91,845	$17.41
Vested	(136,849)	$19.72
Forfeited	(2,340)	$16.21

Nonvested at December 31, 2010	244,436	$13.65

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2010, employees had purchased approximately 173,000 shares under the plan. In the years ended December 31, 2008, 2009 and 2010, compensation expense of $67.9 thousand, $117.9 thousand and $52.1 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

12.	LEASES

The Company leases office space (also see Note 14), storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2010 were as follows (in thousands):

Year Ending December 31,
2011	$7,545
2012	6,982
2013	5,229
2014	5,229
2015	4,911
Thereafter	10,877

Total minimum lease payments	$40,773

For the years ended December 31, 2008, 2009 and 2010, the Company recognized rental expenses of approximately $10.1 million, $8.4 million and $8.4 million, respectively.

13.	EMPLOYEE BENEFIT PLANS

Through December 31, 2010, the Company had a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covered substantially all of the Company’s full-time employees. The plan documents provide for the Company to matching contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $1.3 million, $1.2 million and $1.5 million for the years ended December 31, 2008, 2009 and 2010.

14.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2008, 2009 and 2010 consists of the following (in thousands):

	Year Ended December 31,
	2008	2009	2010
Current income tax provision (benefit):
Federal	$(238)	$(5,172)	$(16)
State	(357)	(1,636)	(355)

	(595)	(6,808)	(371)

Deferred income tax provision (benefit):
Federal	(131)	913	136
State	(24)	84	64

	(155)	997	200

Total income tax provision (benefit)	$(750)	$(5,811)	$(171)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2008 As Adjusted (See Note 2)	2009 As Adjusted (See Note 2)	2010
U.S. federal statutory taxes	$1,566	$(7,725)	$(3,502)
State and local taxes, net of U.S. federal benefit	1,335	(928)	(1,971)
Permanent items	89	(30)	(1)
Federal credits	(402)	(61)	(66)
Other	(106)	(1,255)	(503)
Increase (decrease) in valuation allowance	(3,232)	4,188	5,872

Total income tax provision (benefit)	$(750)	$(5,811)	$(171)

Deferred tax assets and liabilities as of December 31, 2009 and 2010 consist of the following (in thousands):

	As of December 31,
	2009 As Adjusted (See Note 2)	2010
Deferred tax assets:
Net operating losses	$20,146	$20,457
Warranty reserve	4,418	5,642
Stock-based compensation	2,635	3,116
Accruals not currently deductible and other	5,535	5,932
Inventories	3,627	4,458
State tax credit carryforwards	3,424	3,850

Gross deferred tax assets, before valuation allowance	39,785	43,455
Valuation allowance	(15,218)	(21,090)

Gross deferred tax assets, after valuation allowance	24,567	22,365

Deferred tax liabilities:
Debt discount	(8,974)	(5,949)
Depreciation and other	(18,003)	(19,026)

Gross deferred tax liabilities	(26,977)	(24,974)

Net deferred tax asset (liability)	$(2,410)	$(2,610)

The valuation allowance as of December 31, 2010 of $21.1 million is primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The increase in the valuation allowance during 2010 resulted from an increase in the Company’s excess deferred tax assets. The excess deferred tax assets increased due to the fact that deductions included in the Company’s financial statements exceeded allowable current tax deductions. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2010, management determined that it is not more likely than not that its excess deferred tax assets will be realized. The Company’s future realization of its excess deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry-forward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its excess deferred tax assets.

The Company has federal net operating losses of $50.2 million at December 31, 2010 which expire starting 2027.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC 740, Income Taxes) on January 1, 2007. As a result of the adoption, the Company recorded a charge of $2.7 million to the January 1, 2007 “Retained earnings” balance in the accompanying consolidated balance sheets. The Company had $3.1 million, $3.8 million and $3.1 million of unrecognized tax benefits as of December 31, 2008, 2009 and 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2008	2009	2010
Unrecognized tax benefits balance at January 1	$3,620	$3,070	$3,752
Gross increases related to prior year tax positions	—	2,528	—
Gross decreases related to prior year tax positions	—	(167)	—
Gross increases related to current year tax positions	34	—	—
Settlements	(63)	(1,368)	(609)
Lapse of statute of limitations	(521)	(311)	(17)

Unrecognized tax benefits balance at December 31	$3,070	$3,752	$3,126

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rates were $1.0 million and $0.4 million at December 31, 2009 and December 31, 2010, respectively.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. As of December 31, 2009 and December 31, 2010, the Company had accrued interest related to uncertain tax positions of $0.9 million and $0.6 million, respectively, and accrued penalties related to uncertain tax positions of $0.2 million and $0.1 million, respectively, in the accompanying consolidated balance sheets.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of December 31, 2010, tax years 2003 through 2010 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service is currently examining our federal income tax returns for the tax years 2003 through 2008.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the year ending December 31, 2011. The possible decrease could result from the closing of the statutes for federal and state tax purposes in some taxing jurisdictions and would be approximately $0.5 million.

15.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a

purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated the two pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP on behalf of Richard Levin and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

The Company has other lawsuits, as well as other claims, pending against it. Management believes that the ultimate resolution of these other lawsuits and claims will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2010, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on the Company’s business.

The waste wood and PE material supply contracts generally provide that the Company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2010, the Company had waste wood and PE material supply contracts of $12.8 million for the year ended December 31, 2011.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2011. The Company has purchase commitments under the third-party manufacturing contracts of $11.4 million for the year ended December 31, 2011. The Company is subject to monetary penalties if it fails to purchase the minimum volume as specified in the contracts. During 2010, the Company recorded a $3.9 million charge to cost of sales for minimum purchase penalties.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, currently obligates the Company to lease 55,047 square feet and increases to 64,656 square feet in 2012. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases extend through years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC 420, “Exit or Disposal Cost Obligations.” During 2010, the Company entered into an agreement to terminate a portion of the lease. The termination agreement resulted in a $0.2 million increase to the Company’s liability.

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

As of December 31, 2010, the minimum payments remaining under the Company’s lease over the years ending December 31, 2011, 2012, 2013, 2014 and 2015 are $1.6 million, $1.9 million, $2.0 million, $2.0 million and $2.0 million, respectively, and $7.4 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2011, 2012, 2013, and 2014 are $1.6 million, $1.6 million, $1.3 million, and $1.0 million, respectively, and $0.0 million thereafter.

The following table provides information about the Company’s liability under the lease (in thousands):

	2009	2010
Balance as of January 1,	$524	$485
Less: cash payments	(79)	(186)
Accretion of discount	40	43
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	—	225

Balance as of December 31,	$485	$567

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

The Company continues to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking. During 2010, the number of warranty claims received related to surface flaking exceeded the Company’s expectations. Management believes that the increased number of claims received over what the Company expected is primarily the result of the Company’s involvement in, and related public announcements about, a recently settled class action suit related to surface flaking. The settlement of the suit also introduced a new category of claims to provide for partial labor payments for claims that were previously settled with material only. In addition, the increased claims activity resulting from the lawsuit, which included many invalid claims, distorted previously emerging trends and complicated analysis of the claims data. As a result of these developments, the Company recorded increases to the warranty reserve of $15.0 million during the twelve months ended December 31, 2010. Management anticipates that the effects of the lawsuit will diminish and the number of claims will substantially decrease. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.4 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2009	2010
Beginning balance, January 1	$21,856	$11,524
Provision for estimated warranties	250	14,960
Settlements made during the period	(10,582)	(12,012)

Ending balance, December 31	$11,524	$14,472

16.	INTERIM FINANCIAL DATA (Unaudited)

The interim financial data presented below for 2009 and the first three quarters of 2010 has been adjusted to retrospectively adopt a change in accounting principle related to the Company’s method of valuing inventory effective December 31, 2010. This change in accounting principle is discussed more fully in Note 2 to the accompanying consolidated financial statements.

(In thousands, except share and per share data)

	First Quarter			Second Quarter
2009	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$67,650	—	$67,650	$91,455	—	$91,455
Cost of sales	50,896	(805)	50,091	62,893	(2,511)	60,382

Gross profit	16,754	805	17,559	28,562	2,511	31,073
Selling, general and administrative expenses	16,550	—	16,550	17,423	—	17,423
Impairment of long-lived assets	—	—	—	—	—	—

Income (loss) from operations	204	805	1,009	11,139	2,511	13,650
Interest expense, net	3,440		3,440	3,643		3,643

Income before income taxes	(3,236)	805	(2,431)	7,496	2,511	10,007
Provision (benefit) for income taxes	(120)	—	(120)	118	—	118

Net income (loss)	$(3,116)	$805	$(2,311)	$7,378	$2,511	$9,889

Basic earnings per common share	$(0.21)	$0.06	$(0.15)	$0.49	$0.17	$0.66

Basic weighted average common shares outstanding	15,011,376	—	15,011,376	15,051,200	—	15,051,200

Diluted earnings per common share	$(0.21)	$0.06	$(0.15)	$0.49	$0.17	$0.65

Diluted weighted average common shares outstanding	15,011,376	—	15,011,376	15,107,510	—	15,107,510

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

(In thousands, except share and per share data)

	Third Quarter (a)			Fourth Quarter (b)
2009	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$61,949	—	$61,949	$51,232	—	$51,232
Cost of sales	43,467	1,700	45,167	34,082	2,036	36,118

Gross profit	18,482	(1,700)	16,782	17,150	(2,036)	15,114
Selling, general and administrative expenses	13,964	—	13,964	17,321	—	17,321
Impairment of long-lived assets	23,251	—	23,251	—	—	—

Income (loss) from operations	(18,733)	(1,700)	(20,433)	(171)	(2,036)	(2,207)
Interest expense, net	3,930	—	3,930	3,686	—	3,686

Income before income taxes	(22,663)	(1,700)	(24,363)	(3,857)	(2,036)	(5,893)
Provision (benefit) for income taxes	(201)	—	(201)	(5,608)	—	(5,608)

Net income (loss)	$(22,462)	$(1,700)	$(24,162)	$1,751	$(2,036)	$(285)

Basic earnings per common share	$(1.49)	$(0.11)	$(1.60)	$0.12	$(0.14)	$(0.02)

Basic weighted average common shares outstanding	15,082,047	—	15,082,047	15,100,585	—	15,100,585

Diluted earnings per common share	$(1.49)	$(0.11)	$(1.60)	$0.11	$(0.13)	$(0.02)

Diluted weighted average common shares outstanding	15,082,047	—	15,082,047	15,411,072	—	15,100,585

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

(a)	Three months ended September 30, 2009 was materially affected by a pre-tax impairment charge of $23.3 million related to the Olive Branch facility.
(b)	Three months ended December 31, 2009 was materially affected by a benefit resulting from newly enacted legislation providing for a special 5-year net operating loss (NOL) carryback election.

(In thousands, except share and per share data)

	First Quarter			Second Quarter (a)
2010	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$66,340	—	$66,340	$115,499	—	$115,499
Cost of sales	50,260	866	51,126	84,775	853	85,628

Gross profit	16,080	(866)	15,214	30,724	(853)	29,871
Selling, general and administrative expenses	17,053	—	17,053	21,228	—	21,228
Impairment of long-lived assets		—	—	—	—	—

Income (loss) from operations	(973)	(866)	(1,839)	9,496	(853)	8,643
Interest expense, net	3,803	—	3,803	3,868		3,868

Income before income taxes	(4,776)	(866)	(5,642)	5,628	(853)	4,775
Provision (benefit) for income taxes	(134)	—	(134)	—	—	—

Net income (loss)	$(4,642)	$(866)	$(5,508)	$5,628	$(853)	$4,775

Basic earnings per common share	$(0.31)	$(0.05)	$(0.36)	$0.37	$(0.06)	$0.31

Basic weighted average common shares outstanding	15,142,665	—	15,142,665	15,188,963	—	15,188,963

Diluted earnings per common share	$(0.31)	$(0.05)	$(0.36)	$0.35	$(0.05)	$0.30

Diluted weighted average common shares outstanding	15,142,665	—	15,142,665	15,880,484	—	15,880,484

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

(a)	Three months ended June 30, 2010 was materially affected by a pre-tax increase of $9.0 million to the warranty reserve.

(In thousands, except share and per share data)

	Third Quarter
2010	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted	Fourth Quarter (a)
Net sales	$60,579	—	$60,579	$75,272
Cost of sales	51,305	95	51,400	56,720

Gross profit	9,274	(95)	9,179	18,552
Selling, general and administrative expenses	14,024	—	14,024	15,459
Impairment of long-lived assets		—	—	—

Income (loss) from operations	(4,750)	(95)	(4,845)	3,093
Interest expense, net	3,907	—	3,907	3,711

Income before income taxes	(8,657)	(95)	(8,752)	(618)
Provision (benefit) for income taxes	69	—	69	(106)

Net income (loss)	$(8,726)	$(95)	$(8,821)	$(512)

Basic earnings per common share	$(0.57)	$(0.01)	$(0.58)	$(0.03)

Basic weighted average common shares outstanding	15,206,561	—	15,206,561	15,209,016

Diluted earnings per common share	$(0.57)	$(0.01)	$(0.58)	$(0.03)

Diluted weighted average common shares outstanding	15,206,561	—	15,206,561	15,209,016

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

(a)	Three months ended December 31, 2010 was materially affected by a pre-tax increase of $5.0 million to the warranty reserve.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts (a)	$1,457	$(185)	$—	$(937)	$335

Warranty reserve	$11,524	$14,960	$—	$(12,012)	$14,472

Income tax valuation allowance	$15,218	$5,872	$—	$—	$21,090

Year ended December 31, 2009:
Allowance for doubtful accounts (a)	$1,489	$732	$—	$(764)	$1,457

Warranty reserve	$21,856	$250	$—	$(10,582)	$11,524

Income tax valuation allowance	$11,338	$4,188	$(308)	$—	$15,218

Year ended December 31, 2008:
Allowance for doubtful accounts (a)	$3,074	$(701)	$—	$(884)	$1,489

Warranty reserve	$39,985	$—	$—	$(18,129)	$21,856

Income tax valuation allowance	$14,437	$—	$133	$(3,232)	$11,338

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: March 9, 2011	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 9, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director

/s/ JAMES E. CLINE James E. Cline	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ RICHARD E. POSEY Richard E. Posey	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.6	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.7	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Revolver Note dated November 4, 2009 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $38,823,529.41 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.9	Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $21,176,470.59 or the outstanding revolver advances made by TD Bank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.10	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $16,176,470.59 or the outstanding reducing revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.11	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $8,823,529.41 or the outstanding reducing revolver advances made by TD Bank, N.A. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement, as amended. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Change in Control Severance Agreement for Officers of Trex Company, Inc. other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 and incorporated herein by reference.

10.11	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.12	Amended and Restated Stock Appreciation Rights Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.13	Amended and Restated Restricted Stock Agreement, between Trex Company, Inc. and Anthony J. Cavanna dated August 14, 2007. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

10.14	Employment Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.15	Amended and Restated Employment Agreement, dated as of March 7, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.16	Change in Control Severance Agreement, dated as of January 1, 2008, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 2, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference.

10.21	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.23	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.24	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.25	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

18	Preferability Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

21	Subsidiaries of the Company. Filed herewith.

Exhibit Number	Exhibit Description

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.