Form 10-Q
period 2011-03-31
TREX CO INC
filed 2011-05-02
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 20, 2011 was 15,563,593 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,014	$27,270
Accounts receivable, net	52,945	53,332
Inventories	39,606	29,021
Prepaid expenses and other assets	1,583	1,539
Income taxes receivable	87	70
Deferred income taxes	949	1,004

Total current assets	107,184	112,236

Property, plant, and equipment, net	124,480	126,857
Goodwill	6,837	6,837
Other assets	1,578	1,885

Total assets	$240,079	$247,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,232	$15,107
Accrued expenses	13,400	23,479
Accrued warranty	6,232	7,003
Current portion of long-term debt	84,564	590

Total current liabilities	121,428	46,179

Deferred income taxes	3,791	3,614
Accrued taxes	319	3,126
Non-current accrued warranty	6,636	7,469
Debt-related derivatives	—	312
Long-term debt	—	84,193

Total liabilities	132,174	144,893

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,554,843 and 15,458,002 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	156	155
Additional paid in capital	98,646	98,905
Accumulated other comprehensive loss	—	(184)
Retained earnings	9,103	4,046

Total stockholders’ equity	107,905	102,922

Total liabilities and stockholders’ equity	$240,079	$247,815

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited)

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010

Net sales	$69,006	$66,340
Cost of sales	45,977	51,126

Gross profit	23,029	15,214
Selling, general and administrative expenses	16,657	17,053

Income (loss) from operations	6,372	(1,839)
Interest expense, net	3,963	3,803

Income (loss) before income taxes	2,409	(5,642)
Provision (benefit) for income taxes	(2,648)	(134)

Net income (loss)	$5,057	$(5,508)

Basic income (loss) per common share	$0.33	$(0.36)

Basic weighted average common shares outstanding	15,292,959	15,142,665

Diluted income (loss) per common share	$0.30	$(0.36)

Diluted weighted average common shares outstanding	16,823,788	15,142,665

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited)

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income (loss)	$5,057	$(5,508)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,895	5,562
Debt discount amortization	2,323	1,948
Equity method losses	—	218
Derivatives	(127)	—
Stock-based compensation	797	843
Deferred taxes	232	—
Loss on disposal of property, plant and equipment	27	—
Changes in operating assets and liabilities:
Accounts receivable	369	(40,627)
Inventories	(10,585)	(5,680)
Prepaid expenses and other assets	(15)	384
Accounts payable	2,125	4,944
Accrued expenses and other liabilities	(14,453)	(8,216)
Income taxes receivable/payable	(54)	7,652

Net cash used in operating activities	(9,409)	(38,480)

Investing Activities
Expenditures for property, plant and equipment	(2,266)	(2,684)
Notes receivable, net	18	25

Net cash used in investing activities	(2,248)	(2,659)

Financing Activities
Principal payments under mortgages and notes	(2,542)	(133)
Borrowings under line of credit	—	32,000
Principal payments under line of credit	—	(4,000)
Repurchases of common stock	(1,894)	(684)
Proceeds from employee stock purchase and option plans	837	57

Net cash provided by (used in) financing activities	(3,599)	27,240

Net decrease in cash and cash equivalents	(15,256)	(13,899)
Cash and cash equivalents at beginning of period	27,270	19,514

Cash and cash equivalents at end of period	$12,014	$5,615

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$3,267	$3,087
Cash paid (received) for income taxes, net	$92	$(7,536)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited)

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (the “Company”) is the country’s largest manufacturer of wood-alternative decking and railing, which are marketed under the brand name Trex®. We are incorporated in Delaware. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2009 and 2010 and for each of the three years in the period ended December 31, 2010 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2010.

3.	COMPREHENSIVE INCOME

The Company’s comprehensive income (loss) was $5.2 million and ($5.5) million for the three months ended March 31, 2011 and 2010, respectively. Comprehensive income consists of net income and changes in net unrealized gains and losses on debt-related derivative, net of tax.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Finished goods	$43,359	$29,983
Raw materials	24,798	27,589

Total FIFO inventories	68,157	57,572
Reserve to adjust inventories to LIFO value	(28,551)	(28,551)

Total LIFO inventories	$39,606	$29,021

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued compensation and benefits	$2,019	$6,687
Accrued interest	1,648	3,526
Accrued rent obligations	1,733	1,938
Accrued sales and marketing	3,212	2,584
Accrued taxes and penalties	161	200
Other	4,627	8,544

Total accrued expenses	$13,400	$23,479

6.	DEBT

Debt consists of the following (in thousands):

	March 31, 2011	December 31, 2010
Real estate loans	$—	$2,541
Convertible notes	97,500	97,500

	97,500	100,041
Less unamortized debt discount	(12,936)	(15,258)

	84,564	84,783
Less current portion	—	(590)

Total debt	$84,564	$84,193

The Company’s outstanding debt consists of convertible bond notes and a revolving credit facility. During the three months ended March 31, 2011, the Company used cash on hand to pay in full the $2.5 million real estate note. At March 31, 2011, the Company had no outstanding borrowings under its revolving credit facility and additional available borrowing capacity of approximately $82 million.

As of March 31, 2011 the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470 (in thousands, except conversion price):

	March 31, 2011	December 31, 2010
Principal amount of the liability component	$97,500	$97,500
Unamortized discount of liability component	(12,936)	(15,258)
Net carrying amount of liability component	84,564	82,242
Carrying amount of the equity component	23,860	23,860
Remaining amortization period of discount	15 months	18 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	$24,496	—
If-converted number of shares to be issued (a)	899	—

	Three Months Ended March 31,
	2011	2010
Interest expense at coupon rate (6.0%)	$1,463	$1,463
Non-cash interest in accordance with ASC 470	2,323	1,948

Total interest expense recognized on convertible debt instruments	$3,786	$3,411

(a)	If-converted value amounts are for disclosure purposes only. The if-converted value in excess of the principal amount and the if-converted number of shares to be issued illustrated above are based on the average stock price of $27.25 during the three months ended March 31, 2011, which exceeded the conversion price of $21.78.

The notes are convertible if a specified trading price of $28.31 of the Company’s common stock (the “trigger price”) is achieved and maintained for a specified period. The trigger price condition was satisfied during the first quarter of 2011 and the notes were therefore classified as short term debt. If the holders exercise the conversion feature, the principal amount of the notes is settled in cash upon conversion and the conversion spread is settled in common shares.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at March 31, 2011 and December 31, 2010. At March 31, 2011, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $149.4 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At December 31, 2010, the fair value of our outstanding interest rate swap was $0.3 million. During the three months ended March 31, 2011, in conjunction with paying off its real estate note, the Company paid approximately $0.3 million to settle its interest rate swap. As a result of the settlement of its interest rate swap, the Company reclassified a $0.2 million loss (net of tax expense of $0.1 million) previously included in “Accumulated other comprehensive loss” to “Interest expense, net.”

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income (loss)	$5,057	$(5,508)

Denominator:
Basic weighted average shares outstanding	15,292,959	15,142,665
Effect of dilutive securities:
SARs and options	551,796	—
Convertible notes	898,823	—
Restricted stock	80,210	—

Diluted weighted average shares outstanding	16,823,788	15,142,665

Basic income (loss) per share	$0.33	$(0.36)

Diluted income (loss) per share	$0.30	$(0.36)

The Company has excluded the dilutive effect of stock options, stock appreciation rights, convertible notes and restricted stock for the three months ended March 31, 2010, due to a net operating loss for the period. The Company’s $97.5 million of convertible notes due 2012 are currently convertible. As a result of the quarterly average stock price exceeding the conversion price of $21.78, the Company included 898,823 additional shares related to the convertible notes in the diluted weighted average common shares outstanding for the three months ended March 31, 2011.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2011, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2011 and 2010, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2011	2010
Weighted-average fair value of grants	$14.56	$10.05
Dividend yield	0%	0%
Average risk-free interest rate	2.0%	2.7%
Expected term (years)	5	5
Expected volatility	65%	67%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2011:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	88,395	$26.20
Restricted stock	63,324	$26.20

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Stock appreciation rights	$0.4	$0.4
Restricted stock	0.4	0.4

Total stock-based compensation	$0.8	$0.8

Total unrecognized compensation cost related to unvested awards as of March 31, 2011 totaled $5.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

10.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was (109.9%) and 2.8% respectively, which resulted in benefits of $2.6 and $0.1 million in the respective quarters. During the first quarter of 2011, the Company recognized an income tax benefit of approximately $2.6 million related to the favorable resolution of uncertain tax positions.

The Company continues to maintain a valuation allowance against its net deferred tax asset, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2011 and 2010, excluding the impact from the aforementioned one-time benefit, was 2.3% and 2.8% respectively.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2011, tax years 2003 through 2011 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service recently completed an examination of the Company’s federal income tax returns for the tax years 2003 through 2008.

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the next 12 months. The Company does not expect any significant change to the total amount of unrecognized tax benefits within the next 12 months.

11.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, principally due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

12.	COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

As of March 31, 2011, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2011, 2012, 2013, 2014 and 2015 are $1.2 million, $1.9 million, $2.0 million, $2.5 million and $2.0 million, respectively, and $7.4 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2011, 2012, 2013, and 2014 are $1.2 million, $1.6 million, $1.3 million, and $1.0 million, respectively, and $0.0 thereafter. The Company accounts for the costs associated with the lease as contract termination costs.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2011	2010
Balance as of January 1	$567	$485
Less: cash payments, net of sublease receipts	(36)	(3)
Accretion of discount	11	10

Balance as of March 31	$542	$492

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

The Company continues to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking and regularly monitors the adequacy of the remaining warranty reserve. If the level of future claims exceeds the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.3 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2011	2010
Beginning balance, January 1	$14,472	$11,524
Settlements made during the period	(1,604)	(2,230)

Ending balance, March 31	$12,868	$9,294

Legal Matters

There have been no significant changes in the Company’s litigation since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2010.

As reported in the Company’s Annual Report on Form10-K for the year ended December 31, 2010, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On

February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2010 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

Overview

General. Trex Company, Inc., (the “Company”), is the largest U.S. manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex ®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings and believe that the range and variety of our product offerings allow consumers to design personal outdoor living space using Trex brand products.

We have seven decking products: Trex Transcend®, Trex Accents®, Trex Accents Fire Defense®, Trex Brasilia® , Trex Contours®, Trex Escapes® , Trex Origins® ; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; two fencing products, Trex Seclusions® and Trex Surroundings®; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the first quarter of 2011 include:

•

We experienced an increase in net sales of 4.0% in the quarter, compared to the first quarter of 2010, primarily driven by improved sales mix, the introduction of new Transcend Tropical Styles: Spiced Rum and Lava Rock; and the 2011 Transcend price increase.

•

Gross margin in the first quarter was 33.4%, an increase of 10.5% compared to the first quarter of 2010. Our financial results reflect the elimination of the earnings drag related to the start-up of Transcend production in the first quarter of 2010.

•	We ended the first quarter with $12.0 million in cash, reduced debt $2.5 million by extinguishing our real estate note and had no borrowings under our revolving credit facility.

•	We recognized a tax benefit of $2.6 million in the quarter from the resolution of uncertain tax positions.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which we use to build brand awareness of Trex. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of our business.

Results of Operations

The following table shows, for the three months ended March 31, 2011 and 2010, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	66.6	77.1

Gross profit	33.4	22.9
Selling, general and administrative expenses	24.1	25.7

Income (loss) from operations	9.3	(2.8)
Interest expense, net	5.7	5.7

Income (loss) before taxes and extraordinary item	3.5	(8.5)
Provision (benefit) for income taxes	(3.8)	(0.2)

Net income (loss)	7.3%	(8.3)%

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010

Net Sales. Net sales in the quarter ended March 31, 2011 (the “2011 quarter”) increased 4.0% to $69.0 million from $66.3 million in the quarter ended March 31, 2010 (the “2010 quarter”). The increase in net sales was attributable to a 7% increase in the average price per unit, which was partially offset by a 3% decrease in sales volume. The increase in average price per unit was driven by a 2011 price increase for Transcend decking products and a shift in sales mix toward higher priced products. We believe the decrease in sales volume, as compared to the 2010 quarter, was a result of the effect of strong sales in the fourth quarter of 2010 as customers purchased ahead of the 2011 price increase.

Gross Profit. Gross profit in the 2011 quarter increased 51.4% to $23.0 million from $15.2 million in the 2010 quarter. Gross profit as a percentage of net sales (“gross margin”) in the 2011 quarter increased 10.5% to 33.4% from 22.9% in the 2010 quarter. The increased gross margin in the 2011 quarter was primarily a result of the elimination of the earnings drag related to the start-up of Transcend production in the 2010 quarter, including the favorable effects of the 2011 Transcend price increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.3% to $16.7 million in the 2011 quarter from $17.1 million in the 2010 quarter. The decrease in selling, general and administrative expenses in the 2011 quarter was primarily related to lower branding expenses. Branding expenses decreased $0.6 million in the 2011 quarter driven by timing of marketing initiatives and promotions. As a percentage of net sales, total selling, general and administrative expenses decreased to 24.1% in the 2011 quarter from 25.7% in the 2010 quarter.

Interest Expense. Net interest expense increased $0.2 million to $4.0 million in the 2011 quarter from $3.8 million in the 2010 quarter. Net interest expense included $2.6 million and $2.2 million of charges to the 2011 and 2010 quarters, respectively, in non-cash interest related primarily to debt discount amortization and amortization of financing costs. The offsetting decrease in net interest expense in the 2011 quarter is primarily due to a reduction in the average debt balance in the 2011 quarter. As a percentage of net sales, interest expense was 5.7% in both the 2011 and 2010 quarters.

Provision for Income Taxes. The effective tax rate for the 2011 quarter and 2010 quarter was (109.9%) and 2.8%, respectively, which resulted in benefits of $2.6 and $0.1 million in the respective quarters. The abnormal effective tax rate for the 2011 quarter was primarily the result of benefits recorded in the quarter related to the favorable resolution of uncertain tax positions. Excluding these aforementioned benefits, the effective tax rate for the quarter ended March 31, 2011 would have been approximately 2.3%, which is comparable to the 2.8% for the quarter ended March 31, 2010.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under the revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At March 31, 2011, we had $12.0 million of cash and cash equivalents.

We believe that cash on hand, cash from operations and borrowings expected to be available under the Company’s existing revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities.

Sources and Uses of Cash. Cash used in operating activities for the 2011 quarter was $9.4 million compared to $38.5 million for the 2010 quarter. The $29.1 million improvement was primarily attributable to favorable collection of accounts receivable balances in the 2011 quarter. Although the incentives offered in the 2011 early buy program were generally consistent with those offered in the 2010 program, customers opted to pay a significant portion of their balances during the 2011 quarter and take advantage of payment discounts offered under the program. This customer behavior had the effect of increasing cash flow and decreasing accounts receivable balances in the 2011 quarter, as compared to the 2010 quarter, during which fewer customers took advantage of discounts. We expect to collect all outstanding accounts receivable balances, net of existing allowances, during the next fiscal quarter.

Cash used in investing activities totaled $2.2 million in the 2011 quarter, compared to cash used in investing activities of $2.7 million in the 2010 quarter. In the 2011 quarter, capital expenditures consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash used by financing activities was $3.6 million in the 2011 quarter compared to cash provided by financing activities of $27.2 million in the 2010 quarter. Net borrowings from the revolving credit facility were $28.0 million in the 2010 quarter compared to no borrowings in the 2011 quarter. We reduced debt by $2.5 million in the 2011 quarter by extinguishing a real estate note.

Indebtedness. At March 31, 2011, our indebtedness, excluding the unamortized debt discount totaled $97.5 million and the annualized weighted average interest rate of such indebtedness was 6.0%.

Our ability to borrow under the revolving credit facility is tied to a borrowing base that consists of certain receivables and inventories. At March 31, 2011, we had no outstanding borrowings under the revolving credit facility and an available borrowing capacity of approximately $82 million. The credit facility matures on December 31, 2011, but may be extended to December 31, 2012 if certain terms and conditions are met.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2011, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our $97.5 million principal amount of outstanding convertible notes.

Capital Requirements. Capital expenditures in the 2011 quarter totaled $2.2 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2011 will be approximately $15 million.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors (with an aggregate of approximately 100 distribution sites) and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,500 dealers in the aggregate who in turn sell the products to end users. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory in the distribution channel. Because only a few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. Based on available information, inventory levels in the channel at the end of the first quarter of 2011 appear to be higher than levels at the end of the first quarter of 2010. We believe the relative increase in inventory levels is primarily due to the impact of the cold and wet early spring which has delayed the start of the deck building season. Changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking and regularly monitor the adequacy of the remaining warranty reserve. If the level of future claims exceeds our expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.3 million change in the warranty reserve.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2010. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2011.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information about our purchases of our common stock during the quarter ended March 31, 2011 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2011 – January 31, 2011	18,421	$24.95	Not applicable	Not applicable
February 1, 2011 – February 28, 2011	25,442	26.80	Not applicable	Not applicable
March 1, 2011 – March 31, 2011	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2011	43,863	$26.02

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 2, 2011	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.