Form 10-Q
period 2011-09-30
TREX CO INC
filed 2011-10-31
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 26, 2011 was 15,594,825 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,216	$27,270
Accounts receivable, net	14,332	53,332
Inventories	32,993	29,021
Prepaid expenses and other assets	1,870	1,539
Income taxes receivable	327	70
Deferred income taxes	949	1,004

Total current assets	100,687	112,236
Property, plant, and equipment, net	119,169	126,857
Goodwill	10,560	6,837
Other assets	953	1,885

Total assets	$231,369	$247,815

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,954	$15,107
Accrued expenses	12,699	23,479
Accrued warranty	4,627	7,003
Current portion of long-term debt	84,265	590

Total current liabilities	111,545	46,179

Deferred income taxes	3,791	3,614
Accrued taxes	85	3,126
Non-current accrued warranty	3,896	7,469
Debt-related derivatives	—	312
Long-term debt	—	84,193
Other long-term liabilities	1,803	—

Total liabilities	121,120	144,893

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,594,652 and 15,458,002 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	156	155
Additional paid in capital	99,380	98,905
Accumulated other comprehensive loss	—	(184)
Retained earnings	10,713	4,046

Total stockholders’ equity	110,249	102,922

Total liabilities and stockholders’ equity	$231,369	$247,815

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$67,916	$60,579	$215,328	$242,418
Cost of sales	50,644	51,400	151,484	188,155

Gross profit	17,272	9,179	63,844	54,263
Selling, general and administrative expenses	12,991	14,024	47,012	52,305

Income (loss) from operations	4,281	(4,845)	16,832	1,958
Interest expense, net	4,795	3,907	12,769	11,577

Income (loss) before income taxes	(514)	(8,752)	4,063	(9,619)
Provision (benefit) for income taxes	(18)	69	(2,604)	(65)

Net income (loss)	$(496)	$(8,821)	$6,667	$(9,554)

Basic earnings (loss) per common share	$(0.03)	$(0.58)	$0.43	$(0.63)

Basic weighted average common shares outstanding	15,427,437	15,206,561	15,373,132	15,179,618

Diluted earnings (loss) per common share	$(0.03)	$(0.58)	$0.41	$(0.63)

Diluted weighted average common shares outstanding	15,427,437	15,206,561	16,461,674	15,179,618

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income (loss)	$6,667	$(9,554)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,785	15,995
Debt discount amortization	7,133	6,022
Loss on extinguishment of debt	621	—
Equity method losses	—	1,224
Derivatives	(127)	—
Stock-based compensation	2,390	2,755
Deferred taxes	191	—
Loss on disposal of property, plant and equipment	3	264
Changes in operating assets and liabilities:
Accounts receivable	38,861	18,360
Inventories	(3,972)	(9,929)
Prepaid expenses and other assets	(209)	2,226
Accounts payable	(5,153)	(5,271)
Accrued expenses and other liabilities	(19,750)	1,149
Income taxes receivable/payable	(277)	7,873

Net cash provided by operating activities	41,163	31,114

Investing Activities
Expenditures for property, plant and equipment	(6,160)	(6,263)
Proceeds from sales of property, plant and equipment	28	85
Purchase of acquired company, net of cash acquired	(2,010)	—
Notes receivable, net	72	73

Net cash used in investing activities	(8,070)	(6,105)

Financing Activities
Principal payments under mortgages and notes	(2,542)	(404)
Borrowings under line of credit	—	44,000
Principal payments under line of credit	—	(44,000)
Repurchases of convertible notes	(5,882)	—
Repurchases of common stock	(3,068)	(1,156)
Proceeds from employee stock purchase and option plans	1,345	187

Net cash used in financing activities	(10,147)	(1,373)

Net increase in cash and cash equivalents	22,946	23,636
Cash and cash equivalents at beginning of period	27,270	19,514

Cash and cash equivalents at end of period	$50,216	$43,150

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$6,347	$6,430
Cash paid (received) for income taxes, net	$649	$(7,590)

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (the “Company”) is the largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

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

The Company’s comprehensive income (loss) was ($0.5) million and ($8.8) million for the three months ended September 30, 2011 and 2010, respectively and $6.9 million and ($9.5) million for the nine months ended September 30, 2011 and 2010, respectively. Comprehensive income consists of net income and changes in net unrealized gains and losses on debt-related derivative, net of tax.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Finished goods	$37,292	$29,983
Raw materials	24,252	27,589

Total FIFO inventories	61,544	57,572
Reserve to adjust inventories to LIFO value	(28,551)	(28,551)

Total LIFO inventories	$32,993	$29,021

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

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued compensation and benefits	$2,659	$6,687
Accrued interest	1,447	3,526
Accrued rent obligations	1,813	1,938
Accrued sales and marketing	2,598	2,584
Accrued taxes and penalties	120	200
Other	4,062	8,544

Total accrued expenses	$12,699	$23,479

7.	DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Convertible notes	$91,875	$97,500
Real estate loan	—	2,541

	91,875	100,041
Less unamortized debt discount	(7,610)	(15,258)

	84,265	84,783
Less current portion	(84,265)	(590)

Total long-term debt	$—	$84,193

The Company’s outstanding debt consists of convertible bond notes and a revolving credit facility. At September 30, 2011, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of approximately $60 million. During the nine months ended September 30, 2011, the Company used cash on hand to pay in full a $2.5 million real estate note.

The Company accounts for its convertible debt in accordance with ASC 470-20, Debt with Conversion and Other Options. ASC 470 requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion to be allocated between a liability component and an equity component. The allocation is determined based on the fair value of the convertible debt instruments as if the instruments were issued without the conversion options. During the three months ended September 30, 2011, the Company used cash on hand to repurchase approximately $5.6 million of its $97.5 million outstanding convertible bond notes. ASC 470 requires that upon extinguishment of a convertible debt obligation, the total fair value of the settlement consideration is first allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with any difference between this allocation and the net carrying amount of the liability component recognized in the statement of operations as a gain or loss on debt extinguishment. Any remaining settlement consideration is allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity. As a result of the repurchase of a portion of its convertible awards during the period, the Company recorded a loss of approximately $0.6 million as additional interest expense.

The Company determined that the fair value of the debt component of its convertible debt awards was approximately 104%. This fair value measurement was determined based on an analysis prepared by a specialist hired by the Company. The analysis considered the future principal and interest payments as well as an estimated market yield. The market yield was determined by considering the Company’s credit worthiness and corroboration of similar debt instruments and was considered a Level 2 measurement in accordance with ASC 820.

As of September 30, 2011, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our convertible notes.

The existing credit facility matures on December 31, 2011, $55 million of which has been extended from October 28, 2011 to December 31, 2012. The Company is exploring other sources of financing that will provide additional borrowing capacity.

The following table provides additional information regarding the Company’s convertible debt instruments (in thousands, except conversion price):

	September 30, 2011	December 31, 2010
Principal amount of the liability component	$91,875	$97,500
Unamortized discount of liability component	(7,610)	(15,258)
Net carrying amount of liability component	84,265	82,242
Carrying amount of the equity component	23,668	23,860
Remaining amortization period of discount	9 months	18 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	$14,127	—
If-converted number of shares to be issued (a)	562	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense at coupon rate (6.0%)	$1,422	$1,462	$4,347	$4,387
Non-cash interest in accordance with ASC 470	2,488	2,127	7,133	6,022

Total interest expense recognized on convertible debt instruments	$3,910	$3,589	$11,480	$10,409

(a)	If-converted value amounts are for disclosure purposes only. The if-converted value in excess of the principal amount and the if-converted number of shares to be issued illustrated above are based on the average stock price of $25.13 during the nine months ended September 30, 2011, which exceeded the conversion price of $21.78.

The notes are convertible if a specified trading price of $28.31 of the Company’s common stock (the “trigger price”) is achieved and maintained for a specified period. If the holders exercise the conversion feature, the principal amount of the notes is settled in cash upon conversion and the conversion spread is settled in common shares. The trigger price condition was not satisfied during the third quarter of 2011.

8.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loan to approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010. At September 30, 2011, the fair value of the Company’s $91.8 million of outstanding Convertible Senior Subordinated Notes due 2012 was estimated at $93.7 million based on quoted market prices.

The Company uses interest rate swaps to manage its exposure to fluctuations in the interest rates on its variable-rate debt. At December 31, 2010, the fair value of the outstanding interest rate swap was $0.3 million. During the nine months ended September 30, 2011, in conjunction with paying off its real estate note, the Company paid approximately $0.3 million to settle its interest rate swap. As a result of the settlement of its interest rate swap, the Company reclassified a $0.2 million loss (net of tax expense of $0.1 million) previously included in “Accumulated other comprehensive loss” to “Interest expense, net.”

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) available to common shareholders	$(496)	$(8,821)	$6,667	$(9,554)

Denominator:
Basic weighted average shares outstanding	15,427,437	15,206,561	15,373,132	15,179,618
Effect of dilutive securities: SARs and options	—	—	480,297	—
Convertible notes	—	—	562,139	—
Restricted stock	—	—	46,106	—

Diluted weighted average shares outstanding	15,427,437	15,206,561	16,461,674	15,179,618

Basic earnings (loss) per share	$(0.03)	$(0.58)	$0.43	$(0.63)

Diluted earnings (loss) per share	$(0.03)	$(0.58)	$0.41	$(0.63)

The Company has excluded the dilutive effect of stock options, stock appreciation rights, convertible notes and restricted stock for the three months ended September 30, 2011 and the three and nine months ended September 30, 2010, due to a net operating loss for these periods. As a result of the year-to-date average stock price exceeding the conversion price of $21.78, the Company included 562,139 additional shares related to the convertible notes in the diluted weighted average common shares outstanding for the nine months ended September 30, 2011.

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

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of September 30, 2011, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2011 and 2010, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2011	2010
Weighted-average fair value of grants	$14.33	$10.27
Dividend yield	0%	0%
Average risk-free interest rate	2.0%	2.6%
Expected term (years)	5	5
Expected volatility	65%	66%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2011:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	96,449	$25.80
Restricted stock	67,772	$25.89

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock appreciation rights	$0.4	$0.6	$1.2	$1.5
Restricted stock	0.4	0.4	1.2	1.3

Total stock-based compensation	$0.8	$1.0	$2.4	$2.8

Total unrecognized compensation cost related to unvested awards as of September 30, 2011 totaled $4.0 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

11.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was (64.1%) and 0.7% respectively, which resulted in benefits of $2.6 million and $65 thousand, respectively. During the first quarter of 2011, the Company recognized an income tax benefit of approximately $2.6 million related to the favorable resolution of uncertain tax positions.

The Company continues to maintain a valuation allowance against its net deferred tax asset, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2011 and 2010, excluding the impact from the aforementioned one-time benefit, was 0.1% and 0.7% respectively.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2011, tax years 2008 through 2011 remain subject to examination by federal and certain state tax jurisdictions. The Internal Revenue Service recently completed an examination of the Company’s federal income tax returns for the tax years 2003 through 2008.

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

Contract Termination Costs

As of September 30, 2011, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2011, 2012, 2013, 2014 and 2015 are $0.4 million, $1.6 million, $1.7 million, $1.7 million and $1.7 million, respectively, and $6.3 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2011, 2012, 2013, and 2014 are $0.4 million, $1.6 million, $1.3 million, and $1.0 million, respectively, and $0.0 thereafter. The Company accounts for the costs associated with the lease as contract termination costs. During the three months ended September 30, 2011, the Company entered into an agreement to terminate a portion of the lease.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2011	2010
Balance as of January 1	$567	$485
Less: net rental receipts (payments)	(107)	(164)
Accretion of discount	34	32
Increase in estimated contract termination costs	—	225

Balance as of September 30	$494	$578

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

The Company continues to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking and regularly monitors the adequacy of the remaining warranty reserve. If the level of future claims exceeds the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $0.9 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2011	2010
Beginning balance, January 1	$14,472	$11,524
Provision for estimated warranties	—	9,765
Settlements made during the period	(5,949)	(9,379)

Ending balance, September 30	$8,523	$11,910

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

Overview

General. Trex Company, Inc. is the largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex ®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings and believe that the range and variety of our product offerings allow consumers to design personal outdoor living space using Trex brand products.

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

Highlights related to the third quarter of 2011 include:

•

We experienced an increase in net sales of 12.1% in the quarter, compared to the third quarter of 2010, due, in part, to a deferral of sales from the second quarter of 2011 that occurred as a result of poor weather conditions in the spring. Year-to-date 2011 net sales remain 11.2% lower than the net sales in the comparable 2010 period. However, trailing 12-month net sales through September 30, 2011 have only declined 1.6% compared to the 12-month net sales through September 30, 2010.

•	We ended the third quarter with $50.2 million in cash and had no borrowings under our revolving credit facility during the quarter.

•	We used cash on hand to repurchase $5.6 million of our $97.5 million convertible bond notes during the quarter.

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

We launched our early buy program for the 2011 decking season in December 2010. The timing and terms of the 2011 program were generally consistent with the timing and terms of the 2010 program launched in December 2009. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Results of Operations

The following table shows, for the three and nine months ended September 30, 2011 and 2010, respectively, selected statement of operations data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.6	84.8	70.4	77.6

Gross profit	25.4	15.2	29.6	22.4
Selling, general and administrative expenses	19.1	23.1	21.8	21.6

Income from operations	6.3	(7.9)	7.8	0.8
Interest expense, net	7.1	6.5	5.9	4.8

Income (loss) before income taxes	(0.8)	(14.4)	1.9	(4.0)
Provision (benefit) for income taxes	—	0.1	(1.2)	—

Net income (loss)	(0.8)%	(14.5)%	3.1%	(4.0)%

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Net Sales. Net sales in the quarter ended September 30, 2011 (the “2011 quarter”) increased 12.1% to $67.9 million from $60.6 million in the quarter ended September 30, 2010 (the “2010 quarter”). The increase in net sales was attributable to an 8% increase in sales volume and, to lesser extent, a 4% increase in the average price per unit. The increase in average price per unit was driven by a 2011 price increase for Transcend decking products and a shift in sales mix toward higher priced products. We believe the increase in sales volume in the 2011 quarter was, in part, a result of a delayed deck building season due to poor weather conditions in the spring in certain regions of the United States that resulted in a favorable effect on the 2011 quarter, as compared to the 2010 quarter.

Gross Profit. Gross profit increased 88.2% to $17.3 million in the 2011 quarter from $9.2 million in the 2010 quarter. Gross profit as a percentage of net sales, gross margin, increased to 25.4% in the 2011 quarter from 15.2% in the 2010 quarter. Gross profit in the 2010 quarter was adversely affected by $3.9 million of charges, including a $0.8 million increase to the warranty reserve and $3.1 million of charges related to two supply contracts. Excluding the aforementioned charges in the 2010 quarter, gross profit increased 32.1% to $17.3 million in the 2011 quarter from $13.1 million in the 2010 quarter. Excluding the aforementioned charges in the 2010 quarter, gross margin increased to 25.4% in the 2011 quarter from 21.6% in the 2010 quarter. The elimination of the earnings drag related to the 2010 Transcend startup contributed 3% to gross margin. Improved manufacturing efficiencies and other sales related items contributed an additional 6% to gross margin. This was partially offset by capacity utilization, which reduced gross margin by 5%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.0 million, or 7.1% to $13.0 million in the 2011 quarter from $14.0 million in the 2010 quarter. The decrease of $1.0 million in selling, general and administrative expenses in the 2011 quarter was primarily related to lower branding expenditures partially offset by an increase in health care expenses. As a percentage of net sales, total selling, general and administrative expenses decreased to 19.1% in the 2011 quarter from 23.1% in the 2010 quarter.

Interest Expense. Net interest expense increased $0.9 million to $4.8 million in the 2011 quarter from $3.9 million in the 2010 quarter. Net interest expense included $2.8 million and $2.4 million of charges to the 2011 and 2010 quarters, respectively, in non-cash interest related primarily to the amortization of the convertible debt discount and financing costs. In addition, net interest expense in the 2011 quarter includes a $0.6 million non-cash charge related to the extinguishment of $5.6 million of our convertible notes. As a percentage of net sales, interest expense increased to 7.1% in the 2011 quarter from 6.5% in the 2010 quarter.

Provision for Income Taxes. The effective tax rate for the 2011 quarter and 2010 quarter was 3.5% and -0.8%, respectively, which resulted in a benefit of $18 thousand and an expense of $69 thousand for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Net Sales. Net sales in the nine months ended September 30, 2011 (the “2011 nine-month period”) decreased 11.2% to $215.3 million from $242.4 million in the nine months ended September 30, 2010 (the “2010 nine-month period”). The decrease in net sales was attributable to an 18% decrease in sales volume which was partially offset by an 8% increase in the average price per unit. The increase in average price per unit was driven by a 2011 price increase for Transcend decking products and a shift in sales mix toward higher priced products. We believe the decrease in sales volume, as compared to the 2010 nine-month period, was a result of extremely poor weather conditions in the deck building season in certain regions of the United States combined with an unfavorable macroeconomic environment and reduced consumer spending due to lower consumer confidence.

Gross Profit. Gross profit increased 17.7% to $63.8 million in the 2011 nine-month period from $54.3 million in the 2010 nine-month period. Gross profit as a percentage of net sales, gross margin, increased to 29.6% in the 2011 nine-month period from 22.4% in the 2010 nine-month period. Gross profit in the 2010 nine-month period was adversely affected by a $9.8 million increase to the warranty reserve and $5.0 million of charges related to two supply contracts. Excluding the aforementioned charges in the 2010 nine-month period, gross profit decreased 7.7% to $63.8 million in the 2011 nine-month period from $69.1 million in the 2010 nine-month period. Excluding the aforementioned charges in the 2010 nine-month period, gross margin increased to 29.6% in the 2011 nine-month period from 28.5% in the 2010 nine-month period. The elimination of the earnings drag related to the 2010 Transcend startup contributed 6% to gross margin. This was partially offset by capacity utilization, which reduced gross margin by 3%, and other sales related items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.3 million, or 10.1% to $47.0 million in the 2011 nine-month period from $52.3 million in the 2010 nine-month period. Of the $5.3 million decrease, $2.4 million is attributable to the effects of a non-cash charge taken in the 2010 nine-month period that related to our investment in Denplax, a partially-owned Spanish joint venture. The remaining $2.9 million decrease in the 2011 nine-month period was primarily related to lower branding, claims servicing, and facility expenses. As a percentage of net sales, total selling, general and administrative expenses increased to 21.8 % in the 2011 nine-month period from 21.6% in the 2010 nine-month period.

Interest Expense. Net interest expense increased $1.2 million to $12.8 million for the 2011 nine-month period from $11.6 million in the 2010 nine-month period. Net interest expense included $8.0 million and $6.9 million of charges to the 2011 and 2010 nine-month periods, respectively, related primarily to the amortization of the convertible debt discount and financing costs. In addition, net interest expense in the 2011 quarter includes a $0.6 million non-cash charge related to the extinguishment of $5.6 million of our convertible notes. The offsetting decrease in net interest expense in the 2011 nine-month period is primarily due to a reduction in the average debt balance for the 2011 nine-month period. As a percentage of net sales, interest expense increased to 5.9% in the 2011 nine-month period from 4.8% in the 2010 nine-month period.

Provision for Income Taxes. The effective tax rate for the 2011 and 2010 nine-month periods was (64.1%) and 0.7%, respectively, which resulted in benefits of $2.6 million and $65 thousand, respectively. The abnormal effective tax rate for the 2011 nine-month period was primarily the result of benefits recorded in the first quarter related to the favorable resolution of uncertain tax positions. Excluding these benefits, the effective tax rate for the nine-months ended September 30, 2011 was approximately 0.1%. The effective tax rate was substantially lower than the statutory rate in both nine-month periods due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At September 30, 2011, we had $50.2 million of cash and cash equivalents.

We believe that cash on hand, cash from operations and borrowings expected to be available under our existing revolving credit facility, including contemplated extensions or replacement of this facility, will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities.

Sources and Uses of Cash. Cash provided by operating activities for the 2011 nine-month period was $41.2 million compared to $31.1 million for the 2010 nine-month period, a $10.1 million improvement. Cash flow from operations in the 2011 nine-month period benefited from an increase in the amount of accounts receivable collections, which were $20.5 million higher than in the 2010 nine-month period. The increased collections in the 2011 nine-month period was due to a higher beginning accounts receivable balance in the 2011 nine-month period compared to the beginning accounts receivable balance in the 2010 nine-month period. The ending accounts receivable balances in both the 2010 and 2011 nine-month periods were comparable. We expect to collect all outstanding accounts receivable balances, net of existing allowances, by the end of 2011. In addition to the favorable effects of accounts receivable collections, we invested $6.0 million less cash in inventory during the 2011 nine-month period than during the 2010 nine-month period as part of a focused strategy to manage inventory levels. These favorable effects were partially offset by a decrease in accrued expenses in the 2011 nine-month period and a $7.6 million income tax refund received during the 2010 nine-month period that was not replicated in the 2011 nine-month period.

Cash used in investing activities totaled $8.1 million in the 2011 nine-month period, compared to cash used in investing activities of $6.1 million in the 2010 nine-month period. In May 2011, we completed the acquisition of substantially all the assets of Iron Deck Corporation, a manufacturer of steel deck-framing systems. In the 2011 nine-month period, capital expenditures consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash used in financing activities was $10.1 million in the 2011 nine-month period compared to cash used in financing activities of $1.4 million in the 2010 nine-month period. We reduced debt by $8.1 million in the 2011 nine-month period by extinguishing a $2.5 million real estate note and repurchasing $5.6 million of our $97.5 million outstanding convertible bond notes. We had no borrowings from the revolving credit facility in the 2011 nine-month period.

Indebtedness. At September 30, 2011, our indebtedness, excluding the unamortized debt discount totaled $91.9 million and the annualized weighted average interest rate of such indebtedness was 6.0%.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain receivables, inventories and fixed assets. At September 30, 2011, we had no outstanding borrowings under the revolving credit facility and an available borrowing capacity of approximately $60 million. The existing credit facility matures on December 31, 2011, $55 million of which has been extended from October 28, 2011 to December 31, 2012 (See Part II Item 5 contained herein for more information). We are exploring other sources of financing that will provide additional borrowing capacity and greater flexibility to prosecute our growth strategies.

Debt Covenants. To remain in compliance with covenants contained within its debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2011, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our convertible notes.

Capital Requirements. Capital expenditures in the 2011 nine-month period totaled $6.2 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2011 will be approximately $10 million.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of September 30, 2011 are slightly higher than distributor inventory levels as of September 30, 2010. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at its Nevada facility through mid-2006 that exhibits surface flaking and regularly monitor the adequacy of the remaining warranty reserve. If the level of future claims exceeds our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $0.9 million change in the warranty reserve.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2010. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2011.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

Item 5.	Other Information

On November 4, 2009, the Company and Branch Banking and Trust Company (“BB&T”), BB&T Capital Markets, and TD Bank, N.A. (collectively, the “Lenders”) entered into a Credit Agreement (the “Credit Agreement”) under which the Lenders are providing the Company with one or more Revolver Loans in a collective maximum principal amount of $60,000,000 (the “Revolver Loans”); and one or more Reducing Revolver Loans in a collective maximum principal amount of $25,000,000, (the “Reducing Revolver Loans”). Included within the Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “Letter of Credit Facility”); and a Swing Advance Loan in the maximum amount of $5,000,000 (the “Swing Advance Loan”). The Revolver Loans, the Reducing Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans”. The Loans were obtained for the purpose of raising working capital and refinancing existing indebtedness of the Company. Together, the Loans provide the Company with an aggregate maximum of $85,000,000 in available credit.

On October 28, 2011 the Company entered into the First Amendment to Credit Agreement by and among the Company and BB&T, as Administrative Agent, Letter of Credit Issuer and as a Lender (the “Amendment”). Prior to the Amendment being executed, TD Bank, N.A. assigned all of its commitment obligations under the Credit Agreement to BB&T.

The Amendment, among other things, provided for the following amendments to the Credit Agreement:

•	the extension of the termination date to December 31, 2012;

•	a reduction in the maximum principal amounts of the Revolver Loans from $60,000,000 to $40,000,000, and the Reducing Revolver Loans from $25,000,000 to $15,000,000;

•	the requirement that prior to December 31, 2011, the Company grant to BB&T a Deed of Trust to its facility located in Fernley, Nevada; and

•

the addition of new provisions requiring the establishment and maintenance of a BB&T deposit account over which the Administrative Agent will have sole control, and a requirement that the Company maintain on deposit in such account at least $37,000,000 from October 28, 2011 to May 31, 2012, and not less than 50% of the outstanding principal balance of the Company’s outstanding Convertible Senior Subordinated Notes (“Senior Subordinated Notes”) as of June 1, 2012 for the time period beginning June 1, 2012 until the Senior Subordinated Notes have been redeemed in full.

In connection with the execution of the Amendment, the Company also executed a new replacement Revolver Note payable to BB&T in the principal amount of the lesser of $40,000,000 or the outstanding revolver advances made by BB&T, and a replacement Reducing Revolver Note payable to BB&T in the principal amount of $15,000,000 or the outstanding reducing revolver advances made by BB&T.

The previous descriptions are qualified in their entireties by the full text of the Amendment and each Revolver Note described herein, which are filed as Exhibits 4.1, 4.2 and 4.3 respectively to this Quarterly Report on Form 10-Q and incorporated by reference herein. In addition, any defined terms used herein which are not otherwise defined have the meaning given to such terms in the Credit Agreement.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed herewith.

4.2	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed herewith.

4.3	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed herewith.

10.1	Amendment and Restatement of Employment Agreement for Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.2	Amendment and Restatement of Trex Company, Inc. Change in Control Severance Agreement of Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.3	Form of Amendment and Restatement of Trex Company, Inc. Change in Control Severance Agreement for Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.4	Form of Severance Agreement for Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 31, 2011	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed herewith.

4.2	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed herewith.

4.3	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed herewith.

10.1	Amendment and Restatement of Employment Agreement for Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.2	Amendment and Restatement of Trex Company, Inc. Change in Control Severance Agreement of Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.3	Form of Amendment and Restatement of Trex Company, Inc. Change in Control Severance Agreement for Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

10.4	Form of Severance Agreement for Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 9, 2011 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.