Form 10-K
period 2011-12-31
TREX CO INC
filed 2012-03-07
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2011, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $372.8 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 20, 2012 was 15,635,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2012 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc. (the “Company”), founded as a Delaware corporation in 1998, is the largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Products

We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing and trim categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. The majority of our products are made in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Our products are provided in a wide selection of popular sizes and lengths and are available with several finishes and/or numerous colors.

Decking. We market our decking products under a number of brand names. Our principal brand names for decking are:

•	Trex Transcend®, which features a protective shell for enhanced protection against fading, staining and scratching;

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other; and

•	Trex Escapes®, which is an ultra-low maintenance cellular PVC deck board.

In October 2011, we announced the introduction of Trex Enhance™ decking, which like Transcend, features a protective shell for enhanced protection against fading, staining and scratching.

We also have Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Railing. Our two railing products are Trex Transcend Railing and Trex Designer Series Railing®. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe will enhance the sales prospects of our railing business. This railing product is manufactured with Fibrex® material, which is a patented technology that we license from Andersen Corporation. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. In addition to its styling benefits for consumers, this railing is fast and easy to construct for contractors that use our TrexExpress™ assembly tool and system. The Designer railing is available in finishes and colors that compliment our decking products.

Porch. In 2011, we introduced Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories.

Fencing. During 2011, we offered two fencing products. Each product consists of structural posts, bottom rail, pickets, top rail and decorative post caps. The Trex Seclusions® fencing product uses interlocking pickets for privacy, and the Trex Surroundings® fencing uses traditional pickets.

Trim. Our TrexTrim™ product is a low maintenance cellular PVC residential exterior trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

Miscellaneous. In 2011, we acquired substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck framing systems. This product is now manufactured and sold by us under the trademark Trex Elevations™. In 2011, we introduced Trex DeckLighting™, a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light.

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our principal licensing products are:

•	Trex Outdoor Furniture™, which is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc.;

•	Trex RainEscape®, which is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC;

•	Trex CustomCurve®, which is an on-site system that allows contractors to heat and bend Trex products manufactured and sold by CurveIt, LLC; and

•	Trex Pergolas™, which are marketed by Home and Leisure, Inc. dba Backyard America and are made from TrexTrim™, our low maintenance cellular PVC trim product.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These features eliminate most of the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Like wood, Trex products are slip-resistant (even when wet) and are less vulnerable to damage from ultraviolet rays. Trex Accents can be painted and stained. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure.

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

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers, thereby making our products available wherever our customers choose to purchase their decking, railing, porch and trim products.

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

Wholesale Distributors. In 2011, we generated most of our sales through our wholesale distribution network by selling Trex products to wholesale companies. Our distributors, in turn, marketed our products to retail lumber outlets. Although our dealers sell to both homeowners and contractors, they primarily direct their sales at professional contractors, remodelers and homebuilders.

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

Based on our 2011 net sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our net sales.

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

Manufacturing Process

We have manufacturing facilities in Winchester, Virginia and Fernley, Nevada, which had floor space of approximately 265,000 square feet and 250,000 square feet, respectively, at December 31, 2011. In

September 2007, we suspended operations at our Olive Branch, Mississippi facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Our manufacturing capacity utilization rate was 30%, excluding the Olive Branch facility, during the year ended December 31, 2011.

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

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2011, we purchased substantially all of our waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on our business.

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

PE Material. The PE material we consumed in 2011 was primarily composed of recovered plastic film and plastic bags. Approximately two billion pounds of polyethylene resin are used in the manufacture of stretch film and plastic bags in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers under supply contracts that commit us to purchase minimum levels for each year extending through 2012. We have purchase commitments under the third-party manufacturing contracts of $5.4 million for the year ending December 31, 2012.

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

Our primary competition consists of wood products, which constituted a substantial majority of 2011 decking and railing sales, as measured by linear feet of lumber. A majority of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood/plastic composite segment of the decking and railing market. Our principal competitors in the wood/plastic composite decking and railing market include Advanced Environmental Recycling Technologies, Inc., Fiber Composites, LLC and Timbertech Limited. We also compete with decking products made from 100% plastic lumber that utilizes polyethylene, fiberglass and PVC as raw materials. Although there are several companies in the United States that manufacture 100% plastic lumber, this segment accounted for only a small percentage of 2011 decking sales. We believe a number of factors have limited the success of 100% plastic lumber manufacturers, including poor product aesthetics and physical properties not considered suitable for decking, such as higher thermal expansion and contraction and poor slip resistance. Our principal competitor in this market is Azek Building Products, Inc.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2011 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Employees

At December 31, 2011, we had approximately 550 full-time employees, approximately 400 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 29, 2012.

Name	Age	Positions with Company
Ronald W. Kaplan	60	Chairman, President and Chief Executive Officer; Director
James E. Cline	60	Vice President and Chief Financial Officer
J. Mitchell Cox	53	Vice President, Sales
William R. Gupp	52	Chief Administrative Officer, General Counsel and Secretary
F. Timothy Reese	59	Vice President, Operations
Adam D. Zambanini	35	Vice President, Marketing
William F. Andrews	80	Director
Paul A. Brunner	76	Director
Jay M. Gratz	59	Director, Lead Independent Director
Frank H. Merlotti, Jr.	61	Director
Richard E. Posey	65	Director
Patricia B. Robinson	59	Director

Ronald W. Kaplan has served as Chairman, President and Chief Executive Officer of the Company since May 2010. From January 2008 to May 2010, Mr. Kaplan served as a director and President and Chief Executive Officer of the Company. From February 2006 through December 2007, Mr. Kaplan served as Chief Executive Officer of Continental Global Group, Inc., a manufacturer of bulk material handling systems. For 26 years prior to this, Mr. Kaplan was employed by Harsco Corporation, an international industrial services and products company, at which he served in a number of capacities, including as Senior Vice President-Operations, and, from 1994 through 2005, as President of Harsco’s Gas Technologies Group, which manufactures containment and control equipment for the global gas industry. Mr. Kaplan received a B.A. degree in economics from Alfred University and an M.B.A. degree from the Wharton School of Business, University of Pennsylvania.

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

William F. Andrews has served as a director of the Company since April 1999. Mr. Andrews has served as Chairman of Katy Industries, Inc., a manufacturer of maintenance and electrical products, since October 2001. Mr. Andrews served as Chairman of Corrections Corporation of America from August 2000 to July 2008 and has served as Chairman of the Executive Committee of the Board since July 2008. Mr. Andrews served as Chairman of the Singer Sewing Company, a manufacturer of sewing machines, from 2004 to 2010, and continues to serve on the Board. Mr. Andrews has been a Principal of Kohlberg & Company, a venture capital firm, since 1994, and served as Chairman of Allied Aerospace Company from 2000 to 2006. Prior to 2002, he served in various positions, including Chairman of Scovill Fasteners Inc.; Chairman of Northwestern Steel and Wire Company; Chairman of Schrader-Bridgeport International, Inc.; Chairman, President and Chief Executive Officer of Scovill Manufacturing Co., where he worked for over 28 years; Chairman and Chief Executive Officer of Amdura Corporation; Chairman of Utica Corporation; and Chairman, President and Chief Executive Officer of Singer Sewing Company. Mr. Andrews also serves as a director of Black Box Corporation, O’Charley’s Restaurants and Thomas Nelson Publishing Co. Mr. Andrews received a B.S. degree in business administration from the University of Maryland and an M.B.A. degree in marketing from Seton Hall University.

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

Jay M. Gratz has served as a director of the Company since February 2007, and Lead Independent Director since May 2010. Mr. Gratz has served as the Chief Financial Officer of VisTracks, Inc., an application enabling platform service provider, since March 2010, and a director of such company since April 2010. Mr. Gratz was a partner in Tatum LLC, a national executive services and consulting firm that focuses on the needs of the Office of the CFO between February 2010 and March 2010. From October 2007 through February 2010, Mr. Gratz was an independent consultant. From 1999 through October 2007, Mr. Gratz served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, and as President of Ryerson Coil Processing Division from November 2001 until October 2007. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries from 1994 through 1998, and served in various other positions, including Vice President of Finance, within that company since 1975. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from State University of New York in Buffalo and an M.B.A. degree from Northwestern University Kellogg Graduate School of Management.

Frank H. Merlotti, Jr. has served as a director of the Company since February 2006. Mr. Merlotti has served as President of the Coalesse business unit of Steelcase, Inc., a manufacturer of office furniture and furniture systems, since October 2006, and served as President of Steelcase North America from September 2002 through September 2006. Mr. Merlotti served as President and Chief Executive Officer of G&T Industries, a manufacturer and distributor of fabricated foam and soft-surface materials for the marine, office furniture and commercial building industries, from August 1999 to September 2002. From 1991 through 1999, Mr. Merlotti served as President and Chief Executive Officer of Metropolitan Furniture Company, a Steelcase Design Partnership company. From 1985 through 1999, Mr. Merlotti served as General Manager of the Business Furniture Division of G&T Industries.

Richard E. Posey has served as a director of the company since May 2009. He served as President and Chief Executive Officer of Moen Incorporated, a leading manufacturer in the global faucet market, for six years before retiring in 2007. Prior to joining Moen, Mr. Posey was President and Chief Executive Officer of Hamilton Beach / Proctor Silex, Inc. for five years. Mr. Posey began his career at S.C. Johnson & Son, where for 22 years he served in a series of increasingly responsible management positions, both overseas and in the U.S., culminating with Executive Vice President, Consumer Products, North America. Mr. Posey is a Founding Trustee, Virginia Commonwealth University School of Engineering Foundation. He received a B.A. degree in English from The University of Southern California and an M.B.A. degree from The University of Michigan.

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

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing and trim sales. Since wood/plastic composite products were introduced to the market in the early 1990’s, their market acceptance has increased, but during the last few years, the rate of conversion from purchasing wood products to purchasing wood/plastic composite products has slowed. Our ability to grow will depend largely on our success in continuing to convert demand for wood in decking, railing, fencing, and trim applications into a demand for Trex products. To increase our market share, we must overcome:

•	the consumer lack of awareness of the enhanced value of non-wood decking, railing, fencing and trim alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•

the consumer lack of awareness that the greater initial expense of Trex decking, railing, fencing and trim compared to wood is a one-time cost that is realized over time as Trex products have a longer life span than wood;

•	the established relationships existing between suppliers of wood decking, railing, fencing and trim products and contractors and homebuilders;

•	actual and perceived quality issues with first generation wood/plastic composite products; and

•	the competition from other wood-alternative manufacturers.

We must also compete with a number of companies in the wood/plastic composites segment of the decking, railing, fencing and trim markets and with wood producers that currently have more production capacity than is required to meet the demand for such products. Our failure to compete successfully in such markets could have a material adverse effect on our ability to replace wood or increase the market share of wood/plastic composites compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new non-wood alternatives that are more competitive with Trex products.

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

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant warranty expenses related to a small portion of our production manufactured at our Fernley, Nevada facility prior to 2007 and have increased our warranty reserve accordingly. We have limited our financial exposure by agreeing to settle a nationwide class action lawsuit which fixes our obligation in each claim to provide replacement product and provide a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims, our ultimate losses may exceed our warranty reserve. Increases we have made to the warranty reserve and payments for related claims in recent years have had a material adverse effect on our profitability and cash flows in those periods. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows in the periods in which we make such increases and pay such claims.

In addition, our products are used outdoors and are sometimes subject to heavy use and harsh exposure to the environment. Although our Limited Warranty excludes any conditions attributable to “any act of God (such as flooding, hurricane, earthquake, lightning, etc., ), environmental condition (such as air pollution, mold, mildew, etc.), staining from foreign substances (such as dirt, grease, oil, etc.), or normal weathering (defined as exposure to sunlight, weather and atmosphere which may cause any colored surface to gradually fade, chalk, or accumulate dirt or stains”), to the extent that our products are affected in any way, this may lead to an increased risk of product liability claims or litigation.

We are currently defending a number of class action lawsuits based upon mold growth on our products. These claims, as well as other potential claims, are a potential financial exposure to us and could cause adverse publicity, which in turn could result in a loss of consumer confidence in our products and also reduce our sales. Product quality claims could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our net sales, net income and liquidity.

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

The production of our product requires substantial amounts of wood fiber and PE material. Our business strategy is to create a substantial cost advantage over our competitors by using recycled plastic and reclaimed wood. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or from the failure to obtain sufficient additional raw materials to meet planned increases in production. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed distribution centers and off-shore sources.

We sell to certain customers that account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

A limited number of customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 89% of gross sales during fiscal year 2011, 92% during fiscal year 2010 and 89% during fiscal year 2009.

We expect that a significant portion of our sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales. The loss of a significant customer could have a negative impact on our business, financial condition and results of operations.

We have limited ability to control or project inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who, in turn, sell our products to local lumber yards. Because of the seasonal nature of the demand for decking, railing, fencing and trim, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our late first through third fiscal quarters. Accordingly, our results for the second and third fiscal quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures, and the cost and availability of credit. Weather-related demand fluctuations can also affect inventory levels. Unexpected cool weather or extraordinary rainfall can result in inventory build-ups, which adversely affects sales of our products.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the health of the economy in general, and the level of activity in home improvements and, to a much lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, consumer spending habits, employment, interest rates and inflation. Market conditions in the housing industry slowed significantly in 2008 and subsequent periods thereafter, particularly in new home construction. Home equity values in many markets that decreased significantly during those time periods have not recovered or have only begun to recover. This devaluation in home equity values has adversely affected the availability of home equity withdrawals, which have resulted in decreased home improvement spending. Beginning in 2008, the economy has suffered an unprecedented downturn. We cannot predict when the economy will recover and whether the home remodeling and new home construction environment will stabilize or worsen. Any continued economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, porches, fencing and trim, which could adversely affect the demand for our products.

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

At December 31, 2011, we had $115.2 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In September 2009, we recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the facility. Of our net property, plant and equipment at December 31, 2011, approximately $9.9 million is located at our Olive Branch, Mississippi manufacturing facility. We do not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Our level of indebtedness, and ability to continue to obtain financing on favorable terms, could adversely affect our financial health and ability to compete.

As of December 31, 2011, we had $91.9 million of total indebtedness. Our level of indebtedness could have important consequences. For example, it may:

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

Our ability to make scheduled principal and interest payments on our convertible notes, borrow and repay amounts under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate sufficient cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our $91.9 million principal amount of outstanding convertible notes. Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of specified receivables and inventory. To remain in compliance with our credit facility, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 32,000 square feet of office space, under a lease that expires in March 2020. In 2005, in anticipation of relocating our corporate headquarters, we entered into an agreement to lease approximately 55,000 square feet of office space in Dulles, Virginia. The lease expires in mid-2019. Subsequently, we reconsidered our decision to relocate our corporate headquarters and decided not to move. We have executed subleases for the entire space we currently lease. The terms of the existing subleases expire in years 2012 to 2015. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 13 to our consolidated financial statements appearing elsewhere in this report.

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

We lease a total of approximately 1.0 million square feet of storage warehouse space under leases with expiration dates ranging from 2012 to 2015. For information about these leases, see Note 10 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2011, we spent a total of $7.4 million on capital expenditures, primarily to make process and productivity improvements. We estimate that our capital expenditures in 2012 will be in approximately $10 to $15 million. We expect to use these expenditures principally to make process and productivity improvements and upgrade systems.

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

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2011 and 2010 as reported by the New York Stock Exchange:

2011	High	Low
First Quarter	$33.39	$22.68
Second Quarter	34.00	23.24
Third Quarter	25.97	15.40
Fourth Quarter	23.78	14.53

2010	High	Low
First Quarter	$22.00	$15.39
Second Quarter	26.51	18.94
Third Quarter	23.01	18.42
Fourth Quarter	24.67	16.38

Dividend Policy

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our credit agreement, there are restrictions on our ability to pay dividends.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2006 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2007, 2008, 2009, 2010 and 2011.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Trex Company	$100.00	$37.18	$71.91	$85.63	$104.67	$100.09
Russell 2000	$100.00	$98.43	$65.17	$82.88	$105.13	$100.74
S&P 600 BPI	$100.00	$85.84	$65.26	$81.87	$92.99	$87.38

Other Stockholder Matters

As of February 20, 2012, there were approximately 220 holders of record of our common stock.

In 2011, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2011, 2010, 2009, 2008 and 2007 and for each of the years in the five-year period ended December 31, 2011.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008	2007 (4)
	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$266,789	$317,690	$272,286	$329,194	$328,952
Cost of sales	203,998	244,875	191,759	242,349	302,311

Gross profit	62,791	72,815	80,527	86,845	26,641
Selling, general and administrative expenses	60,620	67,764	65,257	66,958	119,439
Impairment of long-lived assets	—	—	23,251	—	—

Income (loss) from operations	2,171	5,051	(7,981)	19,887	(92,798)
Interest expense, net	16,364	15,288	14,699	15,282	11,503

Income (loss) before income taxes	(14,193)	(10,237)	(22,680)	4,605	(104,301)
Benefit for income taxes	(2,605)	(171)	(5,811)	(750)	(26,105)

Net income (loss)	$(11,588)	$(10,066)	$(16,869)	$5,355	$(78,196)

Basic earnings (loss) per share	$(0.75)	$(0.66)	$(1.12)	$0.36	$(5.25)

Basic weighted average shares outstanding	15,388,456	15,187,028	15,061,603	14,956,927	14,884,174

Diluted earnings (loss) per share	$(0.75)	$(0.66)	$(1.12)	$0.35	$(5.25)

Diluted weighted average shares outstanding	15,388,456	15,187,028	15,061,603	15,113,083	14,884,174

Cash Flow Data:
Cash provided by (used in) operating activities	$33,847	$18,994	$35,063	$33,042	$(1,163)
Cash used in investing activities	(9,367)	(9,773)	(6,638)	(8,594)	(24,035)
Cash provided by (used in) financing activities	(47,224)	(1,465)	(32,100)	(1,325)	24,592

Other Data (unaudited):
EBITDA (5)	$20,589	$24,666	$38,172	$44,763	$(70,307)

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$41,526	$27,270	$19,514	$23,189	$66
Working capital	(18,574)	66,057	49,214	54,086	37,923
Total assets	228,090	247,815	244,543	296,085	310,067
Total debt (including derivatives)	86,425	85,095	77,571	103,563	98,002
Total stockholder’s equity	$92,499	$102,922	$110,198	$122,868	$115,603

(1)	Year ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve and a $2.6 million income tax benefit as a result of the settlement of uncertain tax positions.

(2)	Year ended December 31, 2010 was materially affected by a pre-tax increase of $15.0 million to the warranty reserve and $3.9 million for minimum purchase penalties.
(3)	Year ended December 31, 2009 was materially affected by pre-tax impairment of long-lived assets at idle Olive Branch facility of $23.3 million.
(4)	Year ended December 31, 2007 was materially affected by pre-tax increases to the warranty reserve of $46.7 million and tax valuation allowance of $19.4 million as disclosed in the Company’s previous filings.
(5)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income (loss)	$(11,588)	$(10,066)	$(16,869)	$5,355	$(78,196)
Plus interest expense, net	16,364	15,288	14,699	15,282	11,503
Plus income tax provision (benefit)	(2,605)	(171)	(5,811)	(750)	(26,105)
Plus depreciation and amortization	18,418	19,615	22,902	24,876	22,491
Plus impairment of long-lived assets	—	—	23,251	—	—

EBITDA	$20,589	$24,666	$38,172	$44,763	$(70,307)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General. Trex Company, Inc. (the “Company”), is the largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing and trim categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products.

We have three principal decking products: Trex Transcend®, Trex Accents®, and Trex Escapes®; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; two fencing products: Trex Seclusions® and Trex Surroundings®; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards. In 2011, we introduced Trex Enhance™ decking, which like Transcend features a protective shell for enhanced protection against fading, staining, and scratching; Trex Transcend Porch Flooring and Railing System; Trex DeckLighting™; and Trex Elevations™, our newest product offering of steel deck framing.

Highlights related to the fourth quarter and full year 2011 include:

•

Net sales decreased 16% in 2011 due to poor weather conditions in the deck building season in certain regions of the United States, reduced consumer spending due to lower consumer confidence in an unfavorable macroeconomic environment and a shift of Transcend sales from early 2011 into late 2010 as customers purchased Transcend ahead of the announced 2011 price increase.

•

We generated positive cash flow from operations, reduced our debt by $8.1 million and ended the year with $41.5 million in cash, $37 million of which is restricted and will be used to pay down our convertible debt in 2012. We had no borrowings on our credit facility during 2011.

•	We recorded a $10 million increase to the warranty reserve to support future warranty claim obligations related to product produced at our Fernley, Nevada facility prior to 2007.

•	We recorded a $2.6 million tax benefit due to the resolution of uncertain tax positions and continue to maintain a valuation allowance on our net deferred tax assets.

Following the end of our 2011 fiscal year, on January 6, 2012, we entered into a new credit facility that increases our borrowing capacity to $100 million and affords more favorable interest rates.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products.

Sales Incentives / Early Buy Program: As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives, which together we reference as our “early buy program,” include prompt payment discounts and favorable payment terms. In addition, from time to time we may offer price discounts or volume rebates on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs.

We launched our early buy program for the 2012 decking season in December 2011. The timing and terms of the 2012 program are generally consistent with the timing and terms of the 2011 program launched in December 2010. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. We generally do not extend the payment terms beyond those offered in the program. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Selling, General and Administrative Expenses. The largest components of selling, general and administrative expenses are branding and other sales and marketing costs, which we use to build brand awareness of Trex in the decking, railing, porch, fencing and trim markets. Sales and marketing costs consist primarily of salaries, commissions and benefits paid to sales and marketing personnel, consumer relations, advertising expenses and other promotional costs. General and administrative expenses include salaries and benefits of personnel engaged in research and development, procurement, accounting and other business functions, office occupancy costs attributable to these functions, and professional fees. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of our business.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 to our consolidated financial statements appearing elsewhere in this report. Our critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

Inventories. We account for inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2011, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.2 million. We cannot estimate at this time the effect of future reductions, if any, in inventory levels on future operating results.

Product Warranty. We warrant that our products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to our Transcend and Enhance product, we further warrant that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use of our Transcend product, 20 years for residential use of our Enhance product, and 10 years for commercial use of either product. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We establish warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. We review and adjust these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibit surface flaking and, during 2011, recorded an increase of $10.0 million to the warranty reserve for this material. The increase in the reserve was primarily driven by a change in estimate regarding the number of future claims to be received, and to a lesser extent, an increase in the estimated future cost per claim. In the prior year, we anticipated that the effects of the settlement of a class action lawsuit related to surface flaking would subside and the number of claims received would substantially diminish. The number of claims received related to the surface flaking material has declined significantly since 2007 and has continued to decline during 2011. Cash payments for surface flaking claims have decreased from $28 million in 2007 to $8 million in 2011. The rate of decline of claims received in 2011, however, fell short of previous projections. The effect of the shortfall in the rate of decline on claims projections caused the estimated number of future claims to increase. We have revised our estimates accordingly. The increase in the estimated future cost per claim is a result of an increase in recent actual costs to settle claims, which management uses to estimate future costs. The cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used and the method of claim settlement. As a result of these developments, we recorded an increase to the warranty reserve of $10.0 million in 2011.

Our analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be filed each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.6 million change in the warranty reserve. For additional information about product warranties, see Notes 2 and 13 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates us to lease 55,047 square feet. We have executed subleases for the entire 55,047 square feet we currently lease. The terms of the existing subleases expire in years 2012 to 2015. We estimate that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than our remaining minimum lease payment obligations under our lease for the office space. Accordingly, we account for the expected shortfall as contract termination costs and have recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

To estimate future sublease receipts for the periods beyond the term of the existing subleases, we have assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the delivery of a significant amount of new office space or poor economic conditions could have a negative effect on vacancy rates and rental rates in the area. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

Valuation of Deferred Tax Assets. We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2011, we had a valuation allowance of $24.2 million primarily attributable to the uncertainty related to the realizability of our excess deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2011, we determined that it is not more likely than not that our excess deferred tax assets will be realized.

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

Results of Operations

The following table shows, for the last three years, selected statement of operations data as a percentage of net sales:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.5	77.1	70.4

Gross profit	23.5	22.9	29.6
Selling, general and administrative expenses	22.7	21.3	24.0
Impairment of long-lived assets	—	—	8.5

Income (loss) from operations	0.8	1.6	(2.9)
Interest expense, net	6.1	4.8	5.4

Income (loss) before taxes and extraordinary item	(5.3)	(3.2)	(8.3)
Provision (benefit) for income taxes	(1.0)	—	(2.1)

Net income (loss)	(4.3%)	(3.2%)	(6.2%)

2011 Compared to 2010

Net Sales. Net sales in 2011 decreased 16.0% to $266.8 million from $317.7 million in 2010. The decrease in net sales was attributable to a 22% decrease in sales volume which was partially offset by an 8% increase in the average price per unit in 2011 compared to 2010. The increase in average price per unit was driven by a 2011 price increase for Transcend decking products and a shift in sales mix toward higher priced products. We believe the decrease in sales volume was a result of poor weather conditions in the deck building season in certain regions of the United States, reduced consumer spending due to lower consumer confidence in an unfavorable macroeconomic environment and a shift of Transcend sales from early 2011 into late 2010 as customers purchased Transcend ahead of the announced 2011 price increase.

Gross Profit. Gross profit decreased to $62.8 million in 2011 from $72.8 million in 2010. Gross profit as a percentage of net sales increased to 23.5% in 2011 from 22.9% in 2010. Gross profit in 2011 was adversely affected by a $10.0 million increase to the warranty reserve. Gross profit in 2010 was adversely affected by $18.9 million of charges including a $15.0 million increase to the warranty reserve and $3.9 million for minimum purchase penalties. Excluding the aforementioned charges, gross profit in 2011 was $72.8 million, an $18.9 million decrease compared to 2010. Underlying gross margin in 2011 was 27.3%, a 1.6% decrease compared to 2010. The Company recognized a combined 8.5% margin improvement from the following two categories in 2011: the elimination of the 2010 Transcend startup earnings drag and improved manufacturing efficiencies. The aforementioned 8.5% margin improvement was fully offset by sales related and other items, which decreased margins by 5% and operating at lower levels of capacity utilization, which resulted in 3.6% of margin deterioration.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.2 million, 10.6% to $60.6 million in 2011 from $67.8 million in 2010. Of the $7.2 million decrease, $2.4 million is attributable to the effects of a non-cash charge taken in 2010 that related to our investment in Denplax, a partially-owned Spanish joint venture. The remaining $4.8 million decrease in 2011 was primarily related to lower branding, claims servicing, facility expenses, and incentive compensation. As a percentage of net sales, total selling, general and administrative expenses increased to 22.7% in 2011 from 21.3% in 2010.

Interest Expense. Net interest expense increased 7.2% to $16.4 million in 2011 compared to $15.3 million in 2010. The increase in 2011 was due to an increase in non-cash charges incurred as a result of the debt discount related to the Company’s convertible bonds offset, in part, by a decrease in interest expense as a result of lower average debt levels in 2011 compared to 2010.

Provision for Income Taxes. We recorded a benefit for income taxes of $2.6 million in 2011 compared to a benefit for income taxes of $0.2 million in 2010. The related effective tax rates were 18.35% in 2011 and 1.7% in 2010. The higher benefit and related effective tax rate for 2011 resulted, primarily, from the net effects of favorably settling uncertain federal tax positions which had been reserved under the provisions of ASC 740.

2010 Compared to 2009

Net Sales. Net sales in 2010 increased 16.6% to $317.7 million from $272.3 million in 2009. The increase in net sales was primarily the result of an 11% increase in sales volume and a 6% increase in average price per unit in 2010 compared to 2009.

The increase in sales volume primarily reflected a strong demand for our products, particularly its new Transcend decking and railing product offerings, which we launched in early 2010 and supported with a robust marketing campaign. The sales volumes in late 2010 were favorably influenced by customers purchasing ahead of the announced 2011 Transcend price increase; however, we cannot quantify the effects of this factor. The increase in average price per unit in 2010 resulted primarily from a shift in sales mix toward higher priced products, specifically the new Transcend products. The increase in railing sales reflects a concerted effort by us to improve our railing offerings and capture more of the railing market.

Gross Profit. Gross profit decreased 9.6% to $72.8 million in 2010 from $80.5 million in 2009. Gross profit as a percentage of net sales decreased to 22.9% in 2010 from 29.6% in 2009. Gross profit in 2010 was adversely affected by $18.9 million of charges including a $15.0 million increase to the warranty reserve and $3.9 million for minimum purchase penalties we expected to incur under supply contracts. Excluding the aforementioned charges, gross profit in 2010 was $91.7 million, an $11.2 million increase compared to 2009 and gross margin was 28.9%. We recognized a combined 480 basis points of margin improvement from the following three categories in 2010: increased capacity utilization, which contributed 270 basis points of margin improvement; sales of PE materials, which resulted in 105 basis points of margin improvement as the global plastics market stabilized; and improved manufacturing efficiencies. This combined 480 basis point margin improvement was fully offset by the start-up costs associated with our 2010 introduction of Transcend, which resulted in 550 basis points of margin deterioration.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 3.8% to $67.8 million in 2010 from $65.3 million in 2009. The increase in selling, general and administrative expenses in 2010 was primarily related to higher branding expenses and the write-off of the investment in Denplax, partially offset by a decrease in research and development expenses and lower costs related to the idled Olive Branch facility. Branding expenses increased $4.3 million in 2010. The increased branding costs in 2010 were principally driven by costs incurred to support the release of Trex Transcend, a new product line released during the year. During 2010 the company took a $2.4 million charge against its investment in and note receivable from Denplax, a foreign owned subsidiary. Research and development expenses decreased $1.4 million in 2010 due to higher 2009 costs related to developing Trex Transcend. Expenses related to the idle Olive Branch facility decreased $3.6 million in 2010 primarily due to reduced depreciation expense related to long-lived assets that were impaired during 2009. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.3% in 2010 from 24% in 2009.

Impairment of long-lived assets. During 2009, based on changes in economic conditions, expected demand, available capacity and manufacturing efficiencies at its other facilities, the Company determined that certain assets groups were not recoverable and reduced the carrying value of those groups to their estimated fair value by recording a $23.3 million impairment related to the long-lived assets held at the idle Olive Branch, Mississippi manufacturing facility. At December 31, 2010, $10.9 million of net property, plant and equipment was located at the idle Olive Branch facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Interest Expense. Net interest expense increased 4.0% to $15.3 million in 2010 compared to $14.7 million in 2009. The increase in 2010 was due to a $1.3 million increase in the amortization of the debt discount related to our convertible bonds offset, in part, by a decrease in interest expense as a result of lower average debt levels in 2010 compared to 2009.

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

Sources and Uses of Cash. Net cash provided by operating activities totaled $33.8 million in 2011 compared to net cash provided by operating activities of $19.0 million in 2010. The $14.8 million year-over-year improvement in cash provided by operating activities was primarily driven by a decrease in accounts receivable balances during 2011 compared to 2010. During 2010, accounts receivable increased $21.9 million due to increased sales late in the year as customers purchased product ahead of an announced price increase. During 2011, accounts receivable decreased by $23.9 million due to decreased sales in 2011 and the collection of the December 31, 2010 balances. The favorable effects of accounts receivable for 2011 were partially offset by the unfavorable effects of payments of accrued expenses, primarily penalty payments to third-party manufacturers, and a $7.6 million income tax refund collected in 2010 that was not replicated in 2011.

Accounts receivable balances decreased to $29.2 million at December 31, 2011 compared to $53.3 million at December 31, 2010. The December 31, 2010 accounts receivable balances, which were collected during 2011, had increased substantially due to customers purchasing ahead of the announced 2011 Transcend price increase. We launched our pre-decking season early buy incentive program in December 2011. The program offers customers a choice of discounts and favorable payment terms and was consistent with the incentives contained in the program launched in December 2010. Substantially all of the accounts receivable balances at December 31, 2011 were subject to the terms of our early buy program. We expect to collect all outstanding accounts receivable balances, net of existing allowances, by May 2012.

Net cash used in investing activities totaled $9.4 million in 2011 compared to cash used in investing activities of $9.8 million in 2010. In 2011, we acquired substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck-framing systems. Capital expenditures in 2011 consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products. In 2010, net cash used in investing activities totaled $9.8 million compared to $6.6 million in 2009.

Net cash used in financing activities was $47.2 million in 2011 compared to cash used in financing activities of $1.5 million in 2010. In conjunction with entering into the First Amendment to our Credit Agreement in October 2011 and for the purpose of making payment on our convertible notes due in mid-2012, we were required to establish and maintain a restricted deposit account of $37.0 million with BB&T, as Administrative Agent, having sole control. In addition, during 2011, we reduced net debt by $8.1 million, including extinguishing our $2.5 million real estate note and repurchasing $5.6 million of our $97.5 million outstanding convertible bond notes. We had no borrowings from the revolving credit facility at any time during 2011. Net cash used in financing activities was $1.5 million in 2010, compared to net cash used in financing activities of $32.1 million in 2009.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and favorable payment terms. In addition, from time to time, we may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding the inventory in the distribution channel. Because only a few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. Our sales in the fourth quarter of 2010 were significantly higher than our sales in the fourth quarter of 2011 as customers purchased product in late 2010 ahead of the 2011 Transcend price increase. For this reason, we believe that the inventory volume in the distribution channel is lower at December 31, 2011 as compared to December 31, 2010. Significant changes in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and regularly monitor the adequacy of the remaining warranty reserve. During 2011, we paid approximately $8.1 million to settle claims against the warranty reserve, which had a material adverse effect on cash flow from operations, and increased the warranty reserve an additional $10.0 million to reflect a revision of the estimate of the number and cost of claims. If the number and cost of future claims is not consistent with our expectations, it could result in additional increases to the warranty reserve, reduced earnings and continued material adverse effects on future cash flows.

Indebtedness.

Indebtedness through December 31, 2011. On November 4, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”), BB&T Capital Markets, and TD Bank, N.A. (collectively, the “Lenders”) under which the Lenders provided us with one or more Revolver Loans in a collective maximum principal amount of $60,000,000 (the “Revolver Loans”); and one or more Reducing Revolver Loans in a collective maximum principal amount of $25,000,000, (the “Reducing Revolver Loans.”) Included within the Revolver Loan limit were sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “Letter of Credit Facility”); and a Swing Advance Loan in the maximum amount of $5,000,000 (the “Swing Advance Loan.”) The Revolver Loans, the Reducing Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness. Together, the Loans provided us with an aggregate maximum of $85,000,000 in available credit.

On October 28, 2011, we entered into the First Amendment to Credit Agreement with BB&T, as Administrative Agent, Letter of Credit Issuer and as a Lender (the “Amendment.”) Prior to the Amendment being executed, TD Bank, N.A. assigned all of its commitment obligations under the Credit Agreement to BB&T.

The Amendment, among other things, provided for the following amendments to the Credit Agreement:

•	the extension of the termination date to December 31, 2012;

•	a reduction in the maximum principal amounts of the Revolver Loans from $60,000,000 to $40,000,000, and the Reducing Revolver Loans from $25,000,000 to $15,000,000;

•	the requirement that we grant to BB&T a Deed of Trust to its facility located in Fernley, Nevada;

•

the addition of new provisions requiring the establishment and maintenance of a BB&T deposit account over which the Administrative Agent will have sole control, and a requirement that we maintain on deposit in such account at least $37,000,000 from October 28, 2011 to May 31, 2012, and not less than 50% of the outstanding principal balance of our outstanding Convertible Senior Subordinated Notes (“Senior Subordinated Notes”) as of June 1, 2012 for the time period beginning June 1, 2012 until the Senior Subordinated Notes have been redeemed in full; and

•

the addition of a new provision requiring us to repay or prepay each outstanding borrowing, and to repay or otherwise reduce the Letter of Credit obligations, such that the outstanding principal amount of all advances and the outstanding Letter of Credit obligations be $0 on April 30, 2012; provided, however, that Letters of Credit in an aggregate stated amount not to exceed $5,000,000 could remain issued and outstanding on and after April 30, 2012, so long as such Letters of Credit were cash-collateralized in a manner satisfactory to the Letter of Credit issuer. On and after April 30, 2012, unless and until all outstanding senior subordinated notes were redeemed in full, no additional borrowings could be made (and no additional Letters of Credit could be issued, except for Letters of Credit in an aggregate stated amount not to exceed $5,000,000 that were cash-collateralized in a manner satisfactory to the Letter of Credit Issuer), other than any borrowing, the proceeds of which were used to redeem all or any portion of our outstanding senior subordinated notes.

In connection with the execution of the Amendment, we also executed a new replacement Revolver Note payable to BB&T in the principal amount of the lesser of $40,000,000 or the outstanding revolver advances made by BB&T, and a replacement Reducing Revolver Note payable to BB&T in the principal amount of $15,000,000 or the outstanding reducing revolver advances made by BB&T. The Amendment did not materially change any loan covenant.

Amounts drawn under the Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2011, the borrowing base was approximately $54.9 million. As of December 31, 2011, we had no outstanding balance on the Loans.

Indebtedness following December 31, 2011. On January 6, 2012, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with BB&T, as a lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC (“Wells Fargo”) as a lender and a Collateral Agent; and BB&T Capital Markets (“BB&T Capital”), as Lead Arranger to amend the Credit Agreement. BB&T and Wells Fargo are referenced herein as the “New Lenders.”

Under the Amended Credit Agreement, the New Lenders agreed to provide us with one or more revolving loans in a collective maximum principal amount of $100,000,000 (the “New Revolver Loans.”)

Included within the New Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “New Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5,000,000 (the “New Swing Advance Loan.”) The New Revolver Loans, the New Letter of Credit Facility and the New Swing Advance Loan are collectively referred to herein as the “New Loans.” The New Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness.

The New Revolver Loans, the New Swing Advances and the New Letter of Credit Facility provide us, in the aggregate, the ability to borrow a principal amount not to exceed $100,000,000 at any one time outstanding (the “New Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by us and each of the Collateral Agents). We are not obligated to borrow any amount under the New Revolving Loan Limit. Within the New Revolving Loan Limit, we may borrow, repay, and reborrow, at any time or from time to time while the New Revolving Loans are in effect.

Base Rate Advances (as defined in the Amended Credit Agreement) under the New Revolver Loans and the New Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Amended Credit Agreement) and Euro-Dollar Advances for the New Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on January 9, 2015, provided that we may, prior to January 9, 2013, request that the New Lenders extend the termination date to January 9, 2016, and the New Lenders may elect to do so, in their sole and individual discretion.

The New Letter of Credit Facility provides that upon our application, BB&T shall issue to our credit one or more letters of credit in the aggregate amount of up to $15,000,000, or such lesser amount as may be required by law. We shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

The New Revolver Note, New Swing Advance Note and New Letter of Credit Facility replaced in their entirety the Revolver Note, the Swing Advance Note and the Letter of Credit Facility, respectively in their entireties. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

Amounts drawn under the New Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. Based on December 31, 2011 balances, the borrowing base, under the Amended Credit Agreement, was approximately $72.5 million.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on our ability to generate substantial cash flow from operations. Prior to the termination of the Loans, to remain in compliance with financial covenants in the Credit Agreement, we were required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in our Loans at December 31, 2011. The material financial covenants were as follows:

(a)	Minimum Consolidated Tangible Net Worth. we agreed to maintain Consolidated Tangible Net Worth (as defined in the Credit Agreement) of not less than the sum of (i) $87,000,000, plus (ii) 50% of Consolidated Net Income (as defined in the credit agreement) after December 31, 2008 (taken as one accounting period), but excluding from such calculation of Consolidated Net Income any quarter in which Consolidated Net Income is negative, measured as of the end of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009.

(b)	Fixed Charge Coverage Ratio. We agreed not to permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than 1.1 to 1.0, measured as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2009, for the four-quarter period then ended; provided, however, that if Excess Availability (as defined in the credit agreement) exceeds $35,000,000, measurement of the Fixed Charge Coverage Ratio shall be made as of the end of each fiscal year.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed not to permit the Consolidated Debt to Consolidated EBITDA Ratio (as defined in the credit agreement) to exceed: (i) 6.0 to 1.0 as of December 31, 2009 and December 31, 2010, (ii) 5.5 to 1.0 as of December 31, 2011, and (iii) 4.5 to 1.0 as of December 31, 2012, and as of the end of each fiscal year thereafter.

Under the Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. We agreed that we will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85,000,000.

(b)	Fixed Charge Coverage Ratio. We agreed that we will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed that we will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed (i) 4.25 to 1.0 measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011 (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date), prior to the date on which the Senior Subordinated Notes have been redeemed in full, and (ii) 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

(d)	A prepayment obligation requiring us to repay or prepay each outstanding borrowing, and to repay or otherwise reduce the Letter of Credit obligations, such that the outstanding principal amount of all advances and the outstanding Letter of Credit obligations be $0 on April 30, 2012; provided, however, that Letters of Credit in an aggregate stated amount not to exceed $5,000,000 shall remain issued and outstanding on and after April 30, 2012, so long as such Letters of Credit are cash-collateralized in a manner satisfactory to the Letter of Credit issuer. On and after April 30, 2012, unless and until all outstanding senior subordinated notes are redeemed in full, no additional borrowings may be made (and no additional Letters of Credit may be issued, except for Letters of Credit in an aggregate stated amount not to exceed $5,000,000 that are cash-collateralized in a manner satisfactory to the Letter of Credit Issuer), other than any borrowing, the proceeds of which are used to redeem all or any portion of our outstanding senior subordinated notes.

(e)	We are required to maintain on deposit through June 5, 2012, an amount not less than $25,000,000, and from June 6, 2012, and thereafter, until the senior subordinated notes have been retired in full, an amount not less than 50% of the outstanding principal balance of the Senior Subordinated Notes as of June 5, 2012.

Failure to have complied with our Loan covenants, which contain cross-default provisions, could have been considered a default of our repayment obligations under our Credit Agreement. Similarly, failure to comply with our New Loan covenants, which contain cross-default provisions, could be considered a default of our repayment obligations under our Amended Credit Agreement. Among other remedies, a default in our repayment obligations could accelerate payment of the outstanding balance under our Amended Credit Agreement and could result in a cross-default under our $91.9 million principal amount of outstanding convertible notes.

The types of events which might have triggered a cross-default include without limitation:

(a)	a failure to make any payment in respect of debt, other than the Company’s promissory notes in connection with the Loans, of more than $250,000 after expiration of any applicable cure or grace period;

(b)	an event or condition which (i) resulted in the acceleration of the maturity of a debt outstanding of more than $250,000 (ii) resulted in the mandatory prepayment or purchase of such debt prior to the scheduled maturity, or (iii) enabled the holders of such debt or commitment to provide such debt to accelerate the maturity, terminate any such commitment or require the mandatory prepayment or purchase prior to the scheduled maturity;

(c)	a material default or event of default that occurred and was continuing under any material contract or any failure to perform any material obligation under any material contract which remained uncured beyond any applicable cure or grace period;

(d)	the occurrence of any default or event of default occurring under any indenture or senior subordinated notes; and

(e)	a default under any other lien or encumbrance placed on the property, or any interest therein (legal or equitable), or any part thereof, either inferior or superior in right to the lien of a deed of trust beyond any applicable grace period.

At December 31, 2011, our total indebtedness, excluding the unamortized debt discount, was $91.9 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.0%.

Contractual Obligations. The following tables show, as of December 31, 2011, our contractual obligations and commercial commitments, which consist primarily of long-term debt, interest payments on long-term debt, purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$91,875	$91,875	$—	$—	$—
Interest payments on long-term debt	5,513	5,513	—	—	—
Purchase commitments (1)	28,418	22,188	6,208	22	—
Operating leases	32,672	7,562	10,774	7,145	7,191

Total contractual cash obligations	$158,478	$127,138	$16,982	$7,167	$7,191

(1)	Purchase commitments represent supply contracts with third-party manufacturers and raw material vendors.

We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $7.4 million in 2011, $10.0 million in 2010 and $6.9 million in 2009, primarily to make process and productivity improvements. We currently estimate that capital expenditures in 2012 will be approximately $10 to $15 million. Capital expenditures in 2012 are expected to be used primarily to make process and productivity improvements and upgrade systems.

We believe that cash on hand, cash flow from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to enable us to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet other cash requirements and maintain compliance with terms of our debt agreements for at least the next 12 months. We currently expect to fund future capital expenditures from operations and borrowings under the revolving credit facility. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities. Our ability to meet our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure to negotiate amendments to our existing debt agreements to resolve any future noncompliance with financial covenants could adversely affect our liquidity by reducing access to revolving credit borrowings needed primarily to fund seasonal borrowing needs. We may determine that it is necessary or desirable to obtain financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to our business plan. Debt financing would increase our level of indebtedness, while equity financing would dilute the ownership of our stockholders. There can be no assurance as to whether, or as to the terms on which, we would be able to obtain such financing, which would be restricted by covenants contained in our existing debt agreements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk results from changing interest rates. At December 31, 2011, we had outstanding debt of $91.9 million, all of which is fixed-rate debt. We also have a $55 million revolving line of credit under which borrowings are subject to variable interest rates. At December 31, 2011, we had no borrowings on the line of credit.

Changes in interest rates affect the fair value of our fixed-rate debt. The fair value of our outstanding long-term fixed-rate debt at December 31, 2011, consisting of convertible notes, was approximately $99.7 million.

This fair value was based on an analysis of actual market transactions. Prices for transactions vary with market conditions and can be affected by trade size and other factors. Thus, this fair value may not be indicative of the value at which the debt may ultimately settle. Based on balances outstanding at December 31, 2011, a 1% change in interest rates would change the fair value of our long-term fixed-rate debt by approximately $0.4 million.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our financial instruments to market risk. The actual impact of changes in market interest rates on the financial instruments may differ significantly from the impact shown in this sensitivity analysis.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-30 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

March 7, 2012	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 7, 2012	By:	/s/ JAMES E. CLINE
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Trex Company, Inc., and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2011 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2011 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2011 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2011 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2012 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2011 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-30 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Revolver Note dated November 4, 2009 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $38,823,529.41 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.6	Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $21,176,470.59 or the outstanding revolver advances made by TD Bank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.7	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $16,176,470.59 or the outstanding reducing revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $8,823,529.41 or the outstanding reducing revolver advances made by TD Bank, N.A. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.9	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.11	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.12	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.13	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.14	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.15	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.16	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.19	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.20	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.21	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.22	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.

Exhibit Number	Exhibit Description
10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed herewith.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed herewith.

10.11	Amendment and Restatement of Employment Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.12	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.13	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.14	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.15	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.16	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.20	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.21	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.22	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-31

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

March 7, 2012

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$4,526	$27,270
Restricted cash	37,000	—
Accounts receivable (net of allowance for doubtful accounts of $0.3 million at December 31, 2011 and 2010)	29,192	53,332
Inventories	28,896	29,021
Prepaid expenses and other assets	2,118	1,539
Income taxes receivable	322	70
Deferred income taxes	—	1,004

Total current assets	102,054	112,236
Property, plant and equipment, net	115,212	126,857
Goodwill	10,558	6,837
Other assets	266	1,885

Total Assets	$228,090	$247,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,892	$15,107
Accrued expenses	16,187	23,479
Accrued warranty	6,000	7,003
Deferred income taxes	124	—
Current portion of long-term debt	86,425	590

Total current liabilities	120,628	46,179
Deferred income taxes	2,819	3,614
Accrued taxes	60	3,126
Non-current accrued warranty	10,345	7,469
Debt-related derivative	—	312
Long-term debt	—	84,193
Other long-term liabilities	1,739	—

Total Liabilities	135,591	144,893

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,602,132 and 15,458,002 shares issued and outstanding at December 31, 2011 and 2010, respectively	156	155
Additional paid-in capital	99,885	98,905
Accumulated other comprehensive loss	—	(184)
Retained earnings (deficit)	(7,542)	4,046

Total Stockholders’ Equity	92,499	102,922

Total Liabilities and Stockholders’ Equity	$228,090	$247,815

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Net sales	$266,789	$317,690	$272,286
Cost of sales	203,998	244,875	191,759

Gross profit	62,791	72,815	80,527
Selling, general, and administrative expenses	60,620	67,764	65,257
Impairment of long-lived assets	—	—	23,251

Income (loss) from operations	2,171	5,051	(7,981)
Interest expense, net	16,364	15,288	14,699

Loss before provision for income taxes	(14,193)	(10,237)	(22,680)
Benefit for income taxes	(2,605)	(171)	(5,811)

Net loss	$(11,588)	$(10,066)	$(16,869)

Basic loss per common share	$(0.75)	$(0.66)	$(1.12)

Basic weighted average common shares outstanding	15,388,456	15,187,028	15,061,603

Diluted loss per common share	$(0.75)	$(0.66)	$(1.12)

Diluted weighted average common shares outstanding	15,388,456	15,187,028	15,061,603

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2008	15,320,612	$153	$92,825	$(1,092)	$30,981	$122,867
Comprehensive loss:
Net loss	—	—	—	—	(16,869)	(16,869)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	(55)	—	(55)
Net derivative losses reclassified to earnings, net of tax	—	—	—	882	—	882

Total comprehensive loss	—	—	—	—	—	(16,042)
Employee stock purchase and option plans	42,352	1	416	—	—	417
Repurchases of common stock	(38,938)	—	(572)	—	—	(572)
Stock-based compensation	73,067	—	3,528	—	—	3,528

Balance, December 31, 2009	15,397,093	154	96,197	(265)	14,112	110,198
Comprehensive loss:
Net loss	—	—	—	—	(10,066)	(10,066)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	(110)	—	(110)
Net derivative losses reclassified to earnings, net of tax	—	—	—	191	—	191

Total comprehensive loss	—	—	—	—	—	(9,985)
Employee stock purchase and option plans	27,140	1	169	—	—	170
Repurchases of common stock	(54,922)	—	(1,089)	—	—	(1,089)
Stock-based compensation	88,691	—	3,628	—	—	3,628

Balance, December 31, 2010	15,458,002	155	98,905	(184)	4,046	102,922
Comprehensive loss:
Net loss	—	—	—	—	(11,588)	(11,588)
Net unrealized losses on interest rate swaps, net of tax	—	—	—	27	—	27
Net derivative losses reclassified to earnings, net of tax	—	—	—	157	—	157

Total comprehensive loss	—	—	—	—	—	(11,404)
Employee stock purchase and option plans	139,228	1	1,426	—	—	1,427
Repurchases of common stock	(62,543)	—	(3,092)	—	—	(3,092)
Stock-based compensation	67,445	—	3,146	—	—	3,146
Repurchases of convertible notes	—	—	(500)	—	—	(500)

Balance, December 31, 2011	15,602,132	$156	$99,885	—	$(7,542)	$92,499

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating Activities
Net loss	$(11,588)	$(10,066)	$(16,869)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,170	20,788	24,485
Debt discount amortization	10,538	8,149	6,833
Loss on extinguishment of debt	621	—	—
Impairment of long-lived assets	—	—	23,251
Deferred income taxes	165	200	997
Derivatives	—	—	(827)
Stock-based compensation	3,146	3,628	3,528
Equity method losses	—	1,224	252
Loss on disposal of property, plant and equipment	711	436	29
Changes in operating assets and liabilities:
Accounts receivable	23,931	(21,915)	(17,413)
Inventories	125	1,083	24,332
Prepaid expenses and other assets	(19)	2,474	2,950
Accounts payable	(3,215)	(1,407)	1,087
Accrued expenses and other liabilities	(8,385)	6,604	(12,367)
Income taxes receivable (payable)	(353)	7,796	(5,205)

Net cash provided by operating activities	33,847	18,994	35,063

Investing Activities
Expenditures for property, plant and equipment	(7,419)	(9,966)	(6,919)
Proceeds from sales of property, plant and equipment	28	85	45
Purchase of acquired company, net of cash acquired	(2,075)	—	—
Notes receivable, net	99	108	236

Net cash used in investing activities	(9,367)	(9,773)	(6,638)

Financing Activities
Financing costs	(135)	—	(798)
Principal payments under mortgages and notes	(2,542)	(545)	(31,147)
Borrowings under line of credit	—	44,000	—
Principal payments under line of credit	—	(44,000)	—
Restricted cash	(37,000)	—	—
Repurchases of convertible notes	(5,882)	—	—
Repurchases of common stock	(3,092)	(1,089)	(572)
Proceeds from employee stock purchase and option plans	1,427	169	417

Net cash used in financing activities	(47,224)	(1,465)	(32,100)

Net increase (decrease) in cash and cash equivalents	(22,744)	7,756	(3,675)
Cash and cash equivalents at beginning of year	27,270	19,514	23,189

Cash and cash equivalents at end of year	$4,526	$27,270	$19,514

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$6,349	$6,526	$7,002
Cash paid (received) for income taxes, net	$658	$(7,553)	$(2,301)

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiary, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. The majority of its products are manufactured in a proprietary process that combines waste wood fibers and reclaimed polyethylene (“PE material”). The Company operates in one business segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L. (“TWPE”). Intercompany accounts and transactions have been eliminated in consolidation.

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish Company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2011.

Iron Deck Acquisition

On May 2, 2011, the Company completed the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck-framing systems located in Denver, Colorado, for approximately $2 million in cash plus the assumption of certain liabilities. The provisions of the purchase agreement allow for future payments contingent upon certain future sales targets. The contingent payments were estimated as purchase consideration at the acquisition date. This acquisition enhances the Company’s goals of product extension and growth in market share. As a result of the acquisition, the Company recorded an increase of $3.7 million to Goodwill. No other material tangible or intangible assets were identified.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2011, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

The Company recorded a decrease to the allowance for doubtful accounts of approximately $43 thousand in the year ended December 31, 2011. In the years ended December 31, 2011, 2010 and 2009, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2011, one customer of the Company represented approximately 24% of the Company’s net sales. For the year ended December 31, 2010, one customer of the Company represented approximately 28% of the Company’s net sales. For the year ended December 31, 2009, the Company’s two largest customers represented approximately 24% and 10%, respectively, of the Company’s net sales. As of December 31, 2011, three customers represented 29%, 14% and 10%, respectively, of the Company’s accounts receivable balance.

Approximately 33%, 41%, and 30% of the Company’s raw materials purchases for the years ended December 31, 2011, 2010 and 2009, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company has not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2011, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $28.2 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs. We cannot estimate at this time the effect of future reductions, if any, in inventory levels on future operating results.

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

In September 2009, the Company recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the Company’s Olive Branch facility to reduce the carrying value of those groups to their estimated fair value. The fair value measurement used to determine the impairment was based on prices for similar assets and considered the condition of the related fixed assets. Of the Company’s net property, plant and equipment at December 31, 2011, approximately $9.9 million is located at the Olive Branch, Mississippi manufacturing facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility in the future may result in additional impairment charges and reduced earnings.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

To estimate future sublease receipts for the periods beyond the term of the existing subleases, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the delivery of a significant amount of new office space or poor economic conditions could have a negative effect on vacancy rates and rental rates in the area. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s 1996 purchase of the Mobil Composite Products Division and the 2011 purchase of the assets of the Iron Deck Corporation. The Company evaluates the recoverability of goodwill annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value.

In the evaluation of goodwill for impairment, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

The Company measures fair value of the reporting unit based on a present value of future discounted cash flows or a market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of the business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting unit.

For the years ended December 31, 2011, 2010 and 2009, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2011, the Company had goodwill of $10.6 million that is subject to at least annual review of impairment.

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to the Company’s Transcend and Enhance product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use of the Transcend product, 20 years for residential use of the Enhance product, and 10 years for commercial use of either product. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

Income Taxes

The Company accounts for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2011, the Company had a valuation allowance of $24.2 million primarily attributable to the uncertainty related to the realizability of its excess deferred tax assets. The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2011, management determined that it is not more likely than not that its excess deferred tax assets will be realized.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2011, 2010 and 2009, research and development costs were $2.5 million, $1.9 million and $5.3 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2011 and December 31, 2010, $0.9 million and $0.4 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2011, 2010 and 2009, branding expenses, including advertising expenses as described above, were $19.4 million, $20.6 million and $16.2 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at December 31, 2011 and 2010. At December 31, 2011, the fair value of the Company’s $91.9 million 6.00% Convertible Senior Subordinated Notes due July 1, 2012 was estimated at $99.7 million based on quoted market prices.

Comprehensive Loss

Comprehensive loss consists of net loss and net unrealized gains and losses on interest rate swap contracts. For the years ended December 31, 2011, 2010 and 2009, comprehensive loss was $11.4 million, $10.0 million and $16.0 million, respectively.

Investment in Denplax

The Company owns 35% of a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity per relevant accounting guidance. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and the note. Both the equity investment and note remain fully reserved as of December 31, 2011.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 provides additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for the Company on January 1, 2012. Based on the Company’s evaluation of this ASU, the adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity will be eliminated. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning January 1, 2012 and requires retrospective application. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. ASU 2011-08 also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The updated guidance is effective for the Company on January 1, 2012, with early adoption permitted. The Company early adopted ASU 2011-08 for the year ended December 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2011	2010
Finished goods	$29,980	$29,983
Raw materials	27,134	27,589

Total FIFO inventories	57,114	57,572
Reserve to adjust inventories to LIFO value	(28,218)	(28,551)

Total LIFO inventories	$28,896	$29,021

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

During the year ended December 31, 2009, due to the liquidation of inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $3.4 million in 2009. The effect of the liquidation of inventories in 2011 and 2010 on the Company’s cost of sales was immaterial.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2011	2010
Building and improvements	$57,512	$56,889
Machinery and equipment	224,611	216,481
Furniture and fixtures	2,445	2,457
Forklifts and tractors	5,095	4,497
Computer equipment	5,774	6,646
Construction in process	2,425	6,137
Land	8,858	8,858

	306,720	301,965
Accumulated depreciation	(191,508)	(175,108)

Total property, plant and equipment, net	$115,212	$126,857

The Company had construction in process as of December 31, 2011 of approximately $2.4 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2012.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 totaled $18.4 million, $19.6 million and $22.9 million, respectively.

In September 2009, the Company recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the Company’s Olive Branch facility to reduce the carrying value of those groups to their estimated fair value. The fair value measurement used to determine the impairment was based on prices for similar assets and considered the condition of the related fixed assets and is a Level III fair value measurement. Of the Company’s net property, plant and equipment at December 31, 2011, approximately $9.9 million is located at the Olive Branch, Mississippi manufacturing facility. Management does not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility in the future may result in additional impairment charges and reduced earnings.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2011	2010
Accrued compensation and benefits	$2,116	$6,687
Accrued interest	2,807	3,526
Accrued rent obligations	1,821	1,938
Accrued sales and marketing costs	5,831	2,584
Accrued taxes and penalties	33	200
Other	3,579	8,544

Total accrued expenses	$16,187	$23,479

6.	DEBT

Indebtedness. At December 31, 2011, the Company’s indebtedness, excluding unamortized debt discount, totaled $91.9 million and the annualized overall weighted average interest rate of such indebtedness was approximately 6.0%.

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

The Company accounts for its convertible notes per FASB ASC SubTopic 470-20, “Debt with Conversion and Other Options,” which requires the proceeds from the issuance of convertible debt instruments that may be settled in cash upon conversion, be allocated between a liability and an equity component, with the resulting debt discount amortized, as non-cash interest expense, over the period the convertible debt is expected to be outstanding. The amortization of the discount recorded on the Company’s outstanding convertible notes resulted in a $10.5 million, $8.1 million and $6.8 million increase to interest expense for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table provides additional information regarding the Company’s convertible debt instruments that are subject to ASC 470-20 (in thousands, except conversion price):

	December 31, 2011	December 31, 2010	December 31, 2009
Principal amount of the liability component	$91,875	$97,500	$97,500
Unamortized discount of liability component	(5,450)	(15,258)	(23,407)
Net carrying amount of liability component	86,425	82,242	74,093
Carrying amount of the equity component	23,360	23,860	23,860
Remaining amortization period of discount	6 months	18 months	30 months
Conversion price	$21.78	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%	18.41%
Interest expense at coupon rate (6.0%)	$5,726	$5,850	$5,850
Non-cash interest in accordance with ASC 470-20	$10,538	$8,149	$6,833

In 2011, the Company used cash on hand to repurchase approximately $5.6 million of its $97.5 million outstanding convertible bond notes. ASC 470-20 requires that upon extinguishment of a convertible debt obligation, the total fair value of the settlement consideration is first allocated to the extinguishment of the liability component in an amount equal to the fair value of that component immediately prior to extinguishment, with any difference between this allocation and the net carrying amount of the liability component recognized in the statement of operations as a gain or loss on debt extinguishment. Any remaining settlement consideration is allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity. As a result of the repurchase of a portion of its convertible awards during the year ended December 31, 2011, the Company recorded a loss of approximately $0.6 million as additional interest expense.

The Company determined that the fair value of the debt component of its convertible debt awards was approximately 104%. This fair value measurement was determined based on an analysis prepared by a specialist hired by the Company. The analysis considered the future principal and interest payments as well as an estimated market yield. The market yield was determined by considering the Company’s credit worthiness and corroboration of similar debt instruments and was considered a Level 2 measurement in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”

Revolving Credit Facility.

Indebtedness through December 31, 2011. On November 4, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”), BB&T Capital Markets, and TD

Bank, N.A. (collectively, the “Lenders”) under which the Lenders provided us with one or more Revolver Loans in a collective maximum principal amount of $60,000,000 (the “Revolver Loans”); and one or more Reducing Revolver Loans in a collective maximum principal amount of $25,000,000, (the “Reducing Revolver Loans.”) Included within the Revolver Loan limit were sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “Letter of Credit Facility”); and a Swing Advance Loan in the maximum amount of $5,000,000 (the “Swing Advance Loan.”) The Revolver Loans, the Reducing Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness. Together, the Loans provided us with an aggregate maximum of $85,000,000 in available credit.

On October 28, 2011, we entered into the First Amendment to Credit Agreement with BB&T, as Administrative Agent, Letter of Credit Issuer and as a Lender (the “Amendment.”) Prior to the Amendment being executed, TD Bank, N.A. assigned all of its commitment obligations under the Credit Agreement to BB&T.

The Amendment, among other things, provided for the following amendments to the Credit Agreement:

•	the extension of the termination date to December 31, 2012;

•	a reduction in the maximum principal amounts of the Revolver Loans from $60,000,000 to $40,000,000, and the Reducing Revolver Loans from $25,000,000 to $15,000,000;

•	the requirement that we grant to BB&T a Deed of Trust to its facility located in Fernley, Nevada;

•

the addition of new provisions requiring the establishment and maintenance of a BB&T deposit account over which the Administrative Agent will have sole control, and a requirement that we maintain on deposit in such account at least $37,000,000 from October 28, 2011 to May 31, 2012, and not less than 50% of the outstanding principal balance of our outstanding Convertible Senior Subordinated Notes (“Senior Subordinated Notes”) as of June 1, 2012 for the time period beginning June 1, 2012 until the Senior Subordinated Notes have been redeemed in full; and

•

the addition of a new provision requiring us to repay or prepay each outstanding borrowing, and to repay or otherwise reduce the Letter of Credit obligations, such that the outstanding principal amount of all advances and the outstanding Letter of Credit obligations be $0 on April 30, 2012; provided, however, that Letters of Credit in an aggregate stated amount not to exceed $5,000,000 could remain issued and outstanding on and after April 30, 2012, so long as such Letters of Credit were cash-collateralized in a manner satisfactory to the Letter of Credit issuer. On and after April 30, 2012, unless and until all outstanding senior subordinated notes were redeemed in full, no additional borrowings could be made (and no additional Letters of Credit could be issued, except for Letters of Credit in an aggregate stated amount not to exceed $5,000,000 that were cash-collateralized in a manner satisfactory to the Letter of Credit Issuer), other than any borrowing, the proceeds of which were used to redeem all or any portion of our outstanding senior subordinated notes.

In connection with the execution of the Amendment, we also executed a new replacement Revolver Note payable to BB&T in the principal amount of the lesser of $40,000,000 or the outstanding revolver advances made by BB&T, and a replacement Reducing Revolver Note payable to BB&T in the principal amount of $15,000,000 or the outstanding reducing revolver advances made by BB&T. The Amendment did not materially change any loan covenant.

Amounts drawn under the Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2011, the borrowing base was approximately $54.9 million. As of December 31, 2011, the Company had no outstanding balance on the Loans.

Indebtedness following December 31, 2011. On January 6, 2012, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with BB&T, as a lender, Administrative Agent, Swing

Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC (“Wells Fargo”) as a lender and a Collateral Agent; and BB&T Capital Markets (“BB&T Capital”), as Lead Arranger to amend the Credit Agreement. BB&T and Wells Fargo are referenced herein as the “New Lenders.”

Under the Amended Credit Agreement, the New Lenders agreed to provide us with one or more revolving loans in a collective maximum principal amount of $100,000,000 (the “New Revolver Loans.”)

Included within the New Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “New Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5,000,000 (the “New Swing Advance Loan.”) The New Revolver Loans, the New Letter of Credit Facility and the New Swing Advance Loan are collectively referred to herein as the “New Loans.” The New Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness.

The New Revolver Loans, the New Swing Advances and the New Letter of Credit Facility provide us, in the aggregate, the ability to borrow a principal amount not to exceed $100,000,000 at any one time outstanding (the “New Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by us and each of the Collateral Agents). We are not obligated to borrow any amount under the New Revolving Loan Limit. Within the New Revolving Loan Limit, we may borrow, repay, and reborrow, at any time or from time to time while the New Revolving Loans are in effect.

Base Rate Advances (as defined in the Amended Credit Agreement) under the New Revolver Loans and the New Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Amended Credit Agreement) and Euro-Dollar Advances for the New Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on January 9, 2015, provided that we may, prior to January 9, 2013, request that the New Lenders extend the termination date to January 9, 2016, and the New Lenders may elect to do so, in their sole and individual discretion.

The New Letter of Credit Facility provides that upon our application, BB&T shall issue to our credit one or more letters of credit in the aggregate amount of up to $15,000,000, or such lesser amount as may be required by law. We shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

The New Revolver Note, New Swing Advance Note and New Letter of Credit Facility replaced in their entirety the Revolver Note, the Swing Advance Note and the Letter of Credit Facility, respectively in their entireties. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

Amounts drawn under the New Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. Based on December 31, 2011 balances, the borrowing base, under the Amended Credit Agreement, was approximately $72.5 million.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on our ability to generate substantial cash flow from operations. Prior to the termination of the Loans, to remain in compliance with financial covenants in the Credit Agreement, we were required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in our Loans at December 31, 2011. The material financial covenants were as follows:

(a)	Minimum Consolidated Tangible Net Worth. we agreed to maintain Consolidated Tangible Net Worth (as defined in the Credit Agreement) of not less than the sum of (i) $87,000,000, plus (ii) 50% of Consolidated Net Income (as defined in the credit agreement) after December 31, 2008 (taken as one accounting period), but excluding from such calculation of Consolidated Net Income any quarter in which Consolidated Net Income is negative, measured as of the end of each fiscal quarter commencing with the fiscal quarter ending September 30, 2009.

(b)	Fixed Charge Coverage Ratio. We agreed not to permit the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be less than 1.1 to 1.0, measured as of the end of each fiscal quarter, commencing with the fiscal quarter ending September 30, 2009, for the four-quarter period then ended; provided, however, that if Excess Availability (as defined in the credit agreement) exceeds $35,000,000, measurement of the Fixed Charge Coverage Ratio shall be made as of the end of each fiscal year.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed not to permit the Consolidated Debt to Consolidated EBITDA Ratio (as defined in the credit agreement) to exceed: (i) 6.0 to 1.0 as of December 31, 2009 and December 31, 2010, (ii) 5.5 to 1.0 as of December 31, 2011, and (iii) 4.5 to 1.0 as of December 31, 2012, and as of the end of each fiscal year thereafter.

Under the Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. We agreed that we will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85,000,000.

(b)	Fixed Charge Coverage Ratio. We agreed that we will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed that we will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed (i) 4.25 to 1.0 measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011 (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date), prior to the date on which the Senior Subordinated Notes have been redeemed in full, and (ii) 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

(d)	A prepayment obligation requiring us to repay or prepay each outstanding borrowing, and to repay or otherwise reduce the Letter of Credit obligations, such that the outstanding principal amount of all advances and the outstanding Letter of Credit obligations be $0 on April 30, 2012; provided, however, that Letters of Credit in an aggregate stated amount not to exceed $5,000,000 shall remain issued and outstanding on and after April 30, 2012, so long as such Letters of Credit are cash-collateralized in a manner satisfactory to the Letter of Credit issuer. On and after April 30, 2012, unless and until all outstanding senior subordinated notes are redeemed in full, no additional borrowings may be made (and no additional Letters of Credit may be issued, except for Letters of Credit in an aggregate stated amount not to exceed $5,000,000 that are cash-collateralized in a manner satisfactory to the Letter of Credit Issuer), other than any borrowing, the proceeds of which are used to redeem all or any portion of our outstanding senior subordinated notes.

(e)	We are required to maintain on deposit through June 5, 2012, an amount not less than $25,000,000, and from June 6, 2012, and thereafter, until the senior subordinated notes have been retired in full, an amount not less than 50% of the outstanding principal balance of the Senior Subordinated Notes as of June 5, 2012.

Failure to have complied with our Loan covenants, which contain cross-default provisions, could have been considered a default of our repayment obligations under our Credit Agreement. Similarly, failure to comply with our New Loan covenants, which contain cross-default provisions, could be considered a default of our repayment obligations under our Amended Credit Agreement. Among other remedies, a default in our repayment obligations could have accelerate payment of the outstanding balance under our Amended Credit Agreement and could result in a cross-default under our $91.9 million principal amount of outstanding convertible notes.

The types of events which might have triggered a cross-default include without limitation:

(a)	a failure to make any payment in respect of debt, other than the Company’s promissory notes in connection with the Loans, of more than $250,000 after expiration of any applicable cure or grace period;

(b)	an event or condition which (i) resulted in the acceleration of the maturity of a debt outstanding of more than $250,000 (ii) resulted in the mandatory prepayment or purchase of such debt prior to the scheduled maturity, or (iii) enabled the holders of such debt or commitment to provide such debt to accelerate the maturity, terminate any such commitment or require the mandatory prepayment or purchase prior to the scheduled maturity;

(c)	a material default or event of default that occurred and was continuing under any material contract or any failure to perform any material obligation under any material contract which remained uncured beyond any applicable cure or grace period;

(d)	the occurrence of any default or event of default occurring under any indenture or senior subordinated notes; and

(e)	a default under any other lien or encumbrance placed on the property, or any interest therein (legal or equitable), or any part thereof, either inferior or superior in right to the lien of a deed of trust beyond any applicable grace period.

Long-Term Debt. The Company’s Notes have been reduced by debt discounts of $5.5 million and $15.3 million as of December 31, 2011 and 2010, respectively, in accordance with the terms of ASC 470-20.

Long-term debt consists of the following as of December 31 (in thousands):

	2011	2010
Real estate loans	$—	$2,541
Convertible notes	91,875	97,500

Total long-term debt	91,875	100,041
Less unamortized debt discount	(5,450)	(15,258)

	86,425	84,783
Less current portion	(86,425)	(590)

Long-term debt, excluding current portion	$—	$84,193

Future debt maturities are as follows (in thousands):

Years ending December 31,
2012	$91,875
2013	—
2014	—
2015	—
Thereafter	—

Total long-term debt	$91,875

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities, and real estate loans to approximate the fair value of the respective assets and liabilities at December 31, 2011 and December 31, 2010. At December 31, 2011, the fair value of the Company’s 6.00% Convertible Senior Subordinated Notes due 2012 was estimated at $99.7 million based on quoted market prices.

The Company has, at times, used interest rate swaps to manage its exposure to fluctuations in the interest rates on variable-rate debt. At December 31, 2010, the Company had one fixed-for-floating interest rate swap that effectively converted the Company’s variable-rate real estate note to a fixed-rate obligation. At December 31, 2010, the fair value of the Company’s interest rate swap was $0.3 million and was classified as a long-term liability in the accompanying condensed consolidated balance sheets. The fair value of the interest rate swap was determined by performing a discounted cash flow analysis using observable market interest rate data at the measurement date and was considered a Level 2 measurement in accordance with ASC 820. The interest rate swap instrument qualified for, and was designated as, a cash flow hedge of a forecasted transaction and the change in fair value of this instrument was recorded, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At December 31, 2010, $0.2 million of unrealized losses, net of tax, were recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. During the year ended December 31, 2011, in conjunction with paying off its variable-rate real estate note, the Company paid approximately $0.3 million to settle its interest rate swap. As a result of the settlement of its interest rate swap, the Company reclassified a $0.2 million loss (net of tax expense of $0.1 million) previously included in “Accumulated other comprehensive loss” to “Interest expense, net.”

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(11,588)	$(10,066)	$(16,869)

Denominator:
Basic weighted average shares outstanding	15,388,456	15,187,028	15,061,603
Effect of dilutive securities:
SARS and options	—	—	—
Restricted stock	—	—	—
Convertible notes	—	—	—

Diluted weighted average shares outstanding	15,388,456	15,187,028	15,061,603

Basic loss per share	$(0.75)	$(0.66)	$(1.12)

Diluted loss per share	$(0.75)	$(0.66)	$(1.12)

The Company has excluded the dilutive effect of stock options, stock appreciation rights, convertible notes and restricted stock for the years ended December 31, 2011, 2010 and 2009, due to a net loss for these periods.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation

Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000 shares. For the years ended December 31, 2011, 2010 and 2009, stock compensation expense related to awards under the 2005 Plan was $3.1 million, $3.6 million and $3.5 million, respectively. This expense is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options and SARs are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2011 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2011, there was $1.4 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2011, 2010 and 2009, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Average risk-free interest rate	2.0%	2.6%	1.6%
Expected term (years)	5	5	5
Volatility	65.0%	66.3%	57.9%

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

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2011 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2011 was $25.76.

Stock option activity under the 2005 Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2010
Outstanding at December 31, 2008	268,439	$33.03
Granted	—	$—
Exercised	—	$—
Canceled	(18,924)	$30.19

Outstanding at December 31, 2009	249,515	$33.22
Granted	—	$—
Exercised	(1,483)	$23.34
Canceled	(25,586)	$34.41

Outstanding at December 31, 2010	222,446	$33.20
Granted	—	$—
Exercised	(57,027)	$27.94
Canceled	(20,350)	$31.71

Outstanding at December 31, 2011	145,069	$38.08	2.3	$14,712
Vested at December 31, 2011	145,069	$38.08	2.3	$14,712
Exercisable at December 31, 2011	145,069	$38.08	2.3	$14,712

At December 31, 2011, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 – 19.99	—	$—	—	—	$—
20.00 – 29.99	28,578	$24.60	2.1	28,578	$24.60
30.00 – 39.99	60,393	$37.05	1.7	60,393	$37.05
40.00 and over	56,098	$46.09	3.1	56,098	$46.09

Total	145,069	$38.08	2.3	145,069	$38.08

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2008	951,136	$13.07
Granted	251,695	$13.52
Exercised	(22,334)	$16.63
Canceled	(47,145)	$12.88
Vested at December 31, 2009	817,782	$13.69
Exercisable at December 31, 2009	542,283	$15.58
Outstanding at December 31, 2009	1,133,352	$13.25
Granted	136,666	$17.94
Exercised	(12,359)	$23.27
Canceled	(11,164)	$24.02
Vested at December 31, 2010	834,175	$14.21
Exercisable at December 31, 2010	799,482	$14.41
Outstanding at December 31, 2010	1,246,495	$13.70
Granted	96,765	$25.76
Exercised	(180,555)	$28.34
Canceled	—	$—
Outstanding at December 31, 2011	1,162,705	$13.17
Vested at December 31, 2011	1,145,996	$13.34
Exercisable at December 31, 2011	930,748	$14.24

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. Unvested restricted stock is generally forfeitable upon termination of a holder’s service as an employee, unless the individual’s service is terminated due to retirement, death or permanent disability. In the years ended December 31, 2011, 2010 and 2009, 67,945, 91,845 and 106,874 restricted shares were granted at $25.86, $17.41 and $13.44 per share, respectively. The total fair value of restricted shares vested for the years ended December 31, 2011, 2010 and 2009 was $4.1 million, $2.7 million, and $1.8 million, respectively. In the years ended December 31, 2011, 2010 and 2009, $1.6 million, $1.7 million and $1.6 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2011, there was $1.9 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 1.7 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2008	346,308	$11.69
Granted	106,874	$13.44
Vested	(126,781)	$14.50
Forfeited	(34,621)	$12.21

Nonvested at December 31, 2009	291,780	$11.79
Granted	91,845	$17.41
Vested	(136,849)	$19.72
Forfeited	(2,340)	$16.21

Nonvested at December 31, 2010	244,436	$13.65
Granted	67,945	$25.86
Vested	(151,706)	$27.06
Forfeited	(500)	$17.41

Nonvested at December 31, 2011	160,175	$22.99

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on the first day of the calendar quarter or 85% of the market price on the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2011, employees had purchased approximately 186,000 shares under the plan. In the years ended December 31, 2011, 2010 and 2009, compensation expense of $86.3 thousand, $52.1 thousand and $117.9 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

10.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2011 were as follows (in thousands):

Year Ending December 31,
2012	$7,562
2013	5,581
2014	5,193
2015	4,599
2016	2,546
Thereafter	7,191

Total minimum lease payments	$32,672

For the years ended December 31, 2011, 2010 and 2009, the Company recognized rental expenses of approximately $8.0 million, $8.4 million and $8.4 million, respectively.

11.	EMPLOYEE BENEFIT PLANS

Through December 31, 2011, the Company had a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covered substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $1.6 million, $1.5 million and $1.2 million for the years ended December 31, 2011, 2010 and 2009.

12.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax provision (benefit):
Federal	$(2,738)	$(16)	$(5,172)
State	(32)	(355)	(1,636)

	(2,770)	(371)	(6,808)

Deferred income tax provision (benefit):
Federal	164	136	913
State	1	64	84

	165	200	997

Total income tax provision (benefit)	$(2,605)	$(171)	$(5,811)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory taxes	$(4,826)	$(3,502)	$(7,725)
State and local taxes, net of U.S. federal benefit	(650)	(1,971)	(928)
Permanent items	96	(1)	(30)
Federal credits	(59)	(66)	(61)
Other	(275)	(503)	(1,255)
Increase in valuation allowance	3,109	5,872	4,188

Total income tax provision (benefit)	$(2,605)	$(171)	$(5,811)

Deferred tax assets and liabilities as of December 31, 2011 and 2010 consist of the following (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Net operating losses	$23,043	$20,457
Warranty reserve	6,306	5,642
Stock-based compensation	3,254	3,116
Accruals not currently deductible and other	3,959	5,932
Inventories	4,137	4,458
State tax credit carryforwards	4,252	3,850

Gross deferred tax assets, before valuation allowance	44,951	43,455
Valuation allowance	(24,199)	(21,090)

Gross deferred tax assets, after valuation allowance	20,752	22,365

Deferred tax liabilities:
Debt discount	(2,103)	(5,949)
Depreciation and other	(21,592)	(19,026)

Gross deferred tax liabilities	(23,695)	(24,974)

Net deferred tax asset (liability)	$(2,943)	$(2,610)

The valuation allowance as of December 31, 2011 of $24.2 million is primarily attributable to the uncertainty related to the realizability of the Company’s excess deferred tax assets. The increase in the valuation allowance during 2011 resulted from an increase in the Company’s excess deferred tax assets. The excess deferred tax assets increased due to the fact that deductions included in the Company’s financial statements exceeded allowable current tax deductions. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2011, management determined that it is not more likely than not that its excess deferred tax assets will be realized. The Company’s future realization of its excess deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry-forward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its excess deferred tax assets.

The Company has federal net operating losses of $65.3 million at December 31, 2011 which expire starting 2027.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in ASC 740) on January 1, 2007. As a result of the adoption, the Company recorded a charge of $2.7 million to the January 1, 2007 “Retained earnings” balance in the accompanying consolidated balance sheets. The Company had $0.1 million, $3.1 million and $3.8 million of unrecognized tax benefits as of December 31, 2011, 2010 and 2009, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefits balance at January 1	$3,126	$3,752	$3,070
Gross increases related to prior year tax positions	1	—	2,528
Gross decreases related to prior year tax positions	(2,760)	—	(167)
Gross increases related to current year tax positions	—	—	—
Settlements	(245)	(609)	(1,368)
Lapse of statute of limitations	(62)	(17)	(311)

Unrecognized tax benefits balance at December 31	$60	$3,126	$3,752

The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rates were $0.1 million and $0.4 million at December 31, 2011 and December 31, 2010, respectively.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. As of December 31, 2011 and December 31, 2010, the Company had accrued interest related to uncertain tax positions of $0.1 million and $0.6 million, respectively, and accrued penalties related to uncertain tax positions of $15 thousand and $81 thousand respectively, in the accompanying consolidated balance sheets.

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

The Company has taken tax positions in certain taxing jurisdictions for which it is reasonably possible that the total amounts of unrecognized tax benefits may decrease within the year ending December 31, 2012. The possible decrease could result from the closing of the statutes for federal and state tax purposes in some taxing jurisdictions and would be approximately $2 thousand.

13.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2011, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on the Company’s business.

The waste wood and PE material supply contracts generally provide that the Company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2011, the Company had waste wood and PE material supply contracts of $16.8 million for the year ending December 31, 2012.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2012. The Company has purchase commitments under the third-party manufacturing contracts of $5.4 million for the year ending December 31, 2012.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2012 to 2015. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with ASC 420.

To estimate future sublease receipts for the periods beyond the term of the existing subleases, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the delivery of a significant amount of new office space or poor economic conditions could have a negative effect on vacancy rates and rental rates in the area. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of December 31, 2011, the minimum payments remaining under the Company’s lease over the years ending December 31, 2012, 2013, 2014, 2015, and 2016 are $1.6 million, $1.7 million, $1.7 million, $1.7 million and $1.8 million, respectively, and $4.5 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2012, 2013, and 2014 are $1.6 million, $1.3 million and $1.0 million, respectively, and $0.0 million thereafter.

The following table provides information about the Company’s liability under the lease (in thousands):

	2011	2010
Balance as of January 1,	$567	$485
Less: cash payments	(161)	(186)
Accretion of discount	46	43
Add: charge for minimum lease payments in excess of estimated sublease receipts, net	—	225

Balance as of December 31,	$452	$567

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to the Company’s Transcend and Enhance product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use of the Transcend product, 20 years for residential use of the Enhance product, and 10 years for commercial use of either product. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

The Company continues to receive and settle claims related to material produced at its Nevada facility prior to 2007 that exhibit surface flaking and, during 2011, recorded an increase of $10.0 million to the warranty reserve for this material. The increase in the reserve was primarily driven by a change in estimate regarding the number of future claims to be received, and to a lesser extent, an increase in the estimated future cost per claim. In the prior year, we anticipated that the effects of the settlement of a class action lawsuit related to surface flaking would subside and the number of claims received would substantially diminish. The number of claims received related to the surface flaking material has declined significantly since 2007 and has continued to decline during 2011. Cash payments for surface flaking claims have decreased from $28 million in 2007 to $8 million in 2011. The rate of decline of claims received in 2011, however, fell short of previous projections. The effect of the shortfall in the rate of decline on claims projections caused the estimated number of future claims to increase. The Company has revised its estimates accordingly. The increase in the estimated future cost per claim is a result of an increase in recent actual costs to settle claims, which management uses to estimate future costs. The cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used and the method of claim settlement. As a result of these developments, the Company recorded an increase to the warranty reserve of $10.0 million in 2011.

The Company’s analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be filed each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.6 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2011	2010
Beginning balance, January 1	$14,472	$11,524
Provision for estimated warranties	9,976	14,960
Settlements made during the period	(8,103)	(12,012)

Ending balance, December 31	$16,345	$14,472

14.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2011 (a)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010 (b)	September 30, 2010	June 30, 2010 (c)	March 31, 2010
	(In thousands, except per share data)
Net sales	51,462	67,916	78,405	69,006	75,272	60,579	115,499	66,340
Gross profit (loss)	(1,052)	17,272	23,542	23,029	18,552	9,179	29,871	15,214
Net income (loss)	(18,255)	(496)	2,106	5,057	(512)	(8,821)	4,775	(5,508)
Basic net income (loss) per share	$(1.18)	$(0.03)	$0.14	$0.33	$(0.03)	$(0.58)	$0.31	$(0.36)
Diluted net income (loss) per share	$(1.18)	$(0.03)	$0.12	$0.30	$(0.03)	$(0.58)	$0.30	$(0.36)

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

(a)	Three months ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve.
(b)	Three months ended December 31, 2010 was materially affected by a pre-tax increase of $5.0 million to the warranty reserve.
(c)	Three months ended June 30, 2010 was materially affected by a pre-tax increase of $9.0 million to the warranty reserve.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2011:
Allowance for doubtful accounts (a)	$335	$23	$—	$(66)	$292

Warranty reserve	$14,472	$9,976	$—	$(8,103)	$16,345

Income tax valuation allowance	$21,090	$3,109	$—	$—	$24,199

Year ended December 31, 2010:
Allowance for doubtful accounts (a)	$1,457	$(185)	$—	$(937)	$335

Warranty reserve	$11,524	$14,960	$—	$(12,012)	$14,472

Income tax valuation allowance	$15,218	$5,872	$—	$—	$21,090

Year ended December 31, 2009:
Allowance for doubtful accounts (a)	$1,489	$732	$—	$(764)	$1,457

Warranty reserve	$21,856	$250	$—	$(10,582)	$11,524

Income tax valuation allowance	$11,338	$4,188	$(308)	$—	$15,218

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: March 7, 2012	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of March 7, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director

/s/ JAMES E. CLINE James E. Cline	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ RICHARD E. POSEY Richard E. Posey	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Revolver Note dated November 4, 2009 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $38,823,529.41 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.6	Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $21,176,470.59 or the outstanding revolver advances made by TD Bank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.7	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $16,176,470.59 or the outstanding reducing revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Reducing Revolver Note dated November 4, 2009 payable by the Company Inc. to TD Bank, N.A. in the amount of the lesser of $8,823,529.41 or the outstanding reducing revolver advances made by TD Bank, N.A. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.9	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.11	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.12	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.13	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.14	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.15	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.16	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.19	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.20	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.21	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.22	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed herewith.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed herewith.

10.11	Amendment and Restatement of Employment Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.12	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.13	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.14	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.15	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.16	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.20	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.21	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.22	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of operations, (iii) consolidated statements of changes in stockholders’ equity and comprehensive income, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.