Form 10-Q
period 2012-03-31
TREX CO INC
filed 2012-05-07
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 23, 2012 was 15,698,738 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,831	$4,526
Restricted cash	25,000	37,000
Accounts receivable, net	103,381	29,192
Inventories	18,665	28,896
Prepaid expenses and other assets	1,681	2,118
Income taxes receivable	328	322

Total current assets	153,886	102,054
Property, plant, and equipment, net	112,214	115,212
Goodwill and other intangibles	10,556	10,558
Other assets	969	266

Total assets	$277,625	$228,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,908	$11,892
Accrued expenses	15,797	16,187
Accrued warranty	5,700	6,000
Deferred income taxes	124	124
Line of credit	36,700	—
Current portion of long-term debt	89,150	86,425

Total current liabilities	159,379	120,628
Deferred income taxes	2,819	2,819
Accrued taxes	38	60
Non-current accrued warranty	9,225	10,345
Other long-term liabilities	1,728	1,739

Total liabilities	173,189	135,591

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,683,837 and 15,602,132 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	157	156
Additional paid in capital	99,510	99,885
Retained earnings (deficit)	4,769	(7,542)

Total stockholders’ equity	104,436	92,499

Total liabilities and stockholders’ equity	$277,625	$228,090

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$96,100	$69,006
Cost of sales	60,681	45,977

Gross profit	35,419	23,029
Selling, general and administrative expenses	18,601	16,657

Income from operations	16,818	6,372
Interest expense, net	4,411	3,963

Income before income taxes	12,407	2,409
Provision (benefit) for income taxes	96	(2,648)

Net income	$12,311	$5,057

Basic earnings per common share	$0.80	$0.33

Basic weighted average common shares outstanding	15,473,777	15,292,959

Diluted earnings per common share	$0.74	$0.30

Diluted weighted average common shares outstanding	16,717,987	16,823,788

Comprehensive income	$12,311	$5,241

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$12,311	$5,057
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,395	4,895
Debt discount amortization	2,725	2,323
Derivatives	—	(127)
Stock-based compensation	736	797
Deferred income taxes	—	232
Loss on disposal of property, plant and equipment	16	27
Changes in operating assets and liabilities:
Accounts receivable	(74,191)	369
Inventories	10,231	(10,585)
Prepaid expenses and other assets	210	(15)
Accounts payable	16	2,125
Accrued expenses and other liabilities	(1,951)	(14,453)
Income taxes receivable/payable	113	(54)

Net cash used in operating activities	(45,389)	(9,409)

Investing Activities
Expenditures for property, plant and equipment	(1,184)	(2,266)
Purchase of acquired company, net of cash acquired	(11)	—
Notes receivable, net	28	18

Net cash used in investing activities	(1,167)	(2,248)

Financing Activities
Financing costs	(729)	—
Principal payments under mortgages and notes	—	(2,542)
Borrowings under line of credit	36,700	—
Change in restricted cash	12,000	—
Repurchases of common stock	(1,522)	(1,894)
Proceeds from employee stock purchase and option plans	412	837

Net cash provided by (used in) financing activities	46,861	(3,599)

Net increase (decrease) in cash and cash equivalents	305	(15,256)
Cash and cash equivalents at beginning of period	4,526	27,270

Cash and cash equivalents at end of period	$4,831	$12,014

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$2,795	$3,267
Cash paid for income taxes, net	$6	$92

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In 2011, the Company completed the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck-framing systems located in Denver, Colorado, for approximately $2 million in cash plus the assumption of certain liabilities. As a result of the acquisition, the Company recorded an increase of $3.7 million to Goodwill. The provisions of the purchase agreement allow for future payments contingent upon certain future sales targets. The contingent payments were estimated as purchase consideration at the acquisition date and may be revised if actual sales differ from projected sales.

3.	NEW ACCOUNTING STANDARDS

Accounting Pronouncements Recently Adopted

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of stockholders’ equity is eliminated. An entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05,” which defers the effective date for the portion of ASU 2011-05 that pertains to the presentation of reclassification adjustments out of accumulated other comprehensive income. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted ASU 2011-05 effective January 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Finished goods	$23,418	$29,980
Raw materials	22,585	27,134

	March 31, 2012	December 31, 2011
Total FIFO inventories	46,003	57,114
Reserve to adjust inventories to LIFO value	(27,338)	(28,218)

Total LIFO inventories	$18,665	$28,896

For the three months ended March 31, 2012, due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.9 million during the three months ended March 31, 2012.

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

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	(86,425)	(86,425)
	March 31, 2012	December 31, 2011
Accrued compensation and benefits	$3,438	$2,116
Accrued interest	1,489	2,807
Accrued rent obligations	1,832	1,821
Accrued sales and marketing	5,020	5,831
Other	4,018	3,612

Total accrued expenses	$15,797	$16,187

6.	DEBT

Long-term debt consists of the following (in thousands):

	(86,425)	(86,425)
	March 31, 2012	December 31, 2011
Convertible notes	$91,875	$91,875
Less unamortized debt discount	(2,725)	(5,450)

	89,150	86,425
Less current portion	(89,150)	(86,425)

Total long-term debt	$—	$—

The Company’s outstanding debt consists of convertible notes and a revolving credit facility. At March 31, 2012, the Company had $36.7 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of approximately $63.2 million.

Convertible Notes Offering. The Company’s outstanding $91.9 million convertible notes are due on July 1, 2012.

On and after April 1, 2012, until the close of business on the third business day immediately preceding the maturity date, holders may convert their notes. Upon conversion of any notes, the Company will pay, on the date of maturity, cash up to the principal amount of the notes converted and deliver shares of its common stock to the extent the daily conversion value exceeds the proportionate principal amount of such notes based on a pre-established 40 trading-day observation period defined by the debt agreement. The conversion rate will be 45.9116 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $21.78 per share of common stock. Shares issued as a result of the conversion of any notes will have a dilutive effect on future earnings per share.

The following table provides additional information regarding the Company’s convertible notes (in thousands, except conversion price):

	6 months	6 months
	March 31, 2012	December 31, 2011
Principal amount of the liability component	$91,875	$91,875
Unamortized discount of liability component	(2,725)	(5,450)
Net carrying amount of liability component	89,150	86,425
Carrying amount of the equity component	23,360	23,360
Remaining amortization period of discount	3 months	6 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	$20,713	$3,454
If-converted number of shares to be issued (a)	776	153

	6 months	6 months
	Three Months Ended March 31,
	2012	2011
Interest expense at coupon rate (6.0%)	$1,378	$1,463
Non-cash interest in accordance with ASC 470	2,725	2,323

Total interest expense recognized on convertible debt instruments	$4,103	$3,786

(a)	If-converted value amounts are for disclosure purposes only. The if-converted value in excess of the principal amount and the if-converted number of shares to be issued illustrated above are based on the average stock price of $26.69 during the three months ended March 31, 2012, which exceeded the conversion price of $21.78. The actual number of shares issued upon conversion will be determined by the Company’s stock price during the 40 trading-day observation period defined by the debt agreement.

Revolving Credit Facility. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with BB&T, Wells Fargo Capital Finance, LLC and BB&T Capital Markets (the “Lenders”). Under the Amended Credit Agreement, the Lenders agreed to provide us with one or more revolving loans in a collective maximum principal amount of $100,000,000. The Revolving Credit Facility replaces the previous revolving credit facility in its entirety. Amounts drawn under the Revolving Credit Facility are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate.

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate substantial cash flow from operations.

As of March 31, 2012, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under the convertible notes.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2012 and December 31, 2011. At March 31, 2012, the fair value of the Company’s 6.00% convertible notes due 2012 was estimated at $134.6 million based on quoted market prices and is a Level 1 fair value measurement.

8.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income available to common shareholders	$12,311	$5,057

	Three Months Ended March 31,
	2012	2011
Denominator:
Basic weighted average shares outstanding	15,473,777	15,292,959
Effect of dilutive securities:
SARS and options	450,686	551,796
Convertible notes	776,015	898,823
Restricted stock	17,509	80,210

Diluted weighted average shares outstanding	16,717,987	16,823,788

Basic earnings per share	$0.80	$0.33

Diluted earnings per share	$0.74	$0.30

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. For the three months ended March 31, 2012, 260,731 shares of restricted stock and stock options and 136,410 stock appreciation rights were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the three months ended March 31, 2011, 311,073 shares of restricted stock and stock options and 43,468 stock appreciation rights were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2012, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2012 and 2011, respectively, the assumptions shown in the following table were used:

	Stock Awards Grante	Stock Awards Grante
	Three Months Ended March 31,
	2012	2011
Weighted-average fair value of grants	$14.01	$14.56
Dividend yield	0%	0%
Average risk-free interest rate	0.8%	2.0%
Expected term (years)	5	5
Expected volatility	66%	65%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2012:

	Stock Awards Granted	Stock Awards Granted
	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	94,643	$25.55
Restricted stock	66,125	$25.56

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Stock appreciation rights	$0.3	$0.4
Restricted stock	0.4	0.4

Total stock-based compensation	$0.7	$0.8

Total unrecognized compensation cost related to unvested awards as of March 31, 2012 totaled $2.7 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

10.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2012 and 2011 was 1.0% and (109.9%) respectively, which resulted in an expense of $0.1 million and a benefit of $2.6 million, respectively. During the first quarter of 2011, the Company recognized an income tax benefit of approximately $2.6 million related to the favorable resolution of uncertain tax positions.

The Company continues to maintain a valuation allowance against its net deferred tax asset, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2012 and 2011, excluding the impact from the aforementioned one-time benefit, was 1.0% and 2.3% respectively.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2012, tax years 2008 through 2012 remain subject to examination by federal and certain state tax jurisdictions.

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

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2012 to 2014. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

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

As of March 31, 2012, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2012, 2013, 2014, 2015 and 2016 are $1.2 million, $1.7 million, $1.7 million, $1.7 million and $1.8 million, respectively, and $4.5 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2012, 2013 and 2014 are $1.2 million, $1.3 million and $1.0 million, respectively, and $0.0 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2012	2011
Balance as of January 1	$452	$567
Less: net rental receipts (payments)	(8)	(36)
Accretion of discount	9	11
Increase in estimated contract termination costs	—	—

Balance as of March 31	$453	$542

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

The Company continues to receive and settle claims related to material produced at its Nevada facility prior to 2007 that exhibit surface flaking and regularly monitors the adequacy of the remaining warranty reserve. The Company’s analysis is based on currently known facts and a number of assumptions. However, due to the uncertainty of projecting future events such as new claims to be filed each year and the average cost of resolving each claim, the actual warranty liabilities may be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.5 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2012	2011
Beginning balance, January 1	$16,345	$14,472
Provision for estimated warranties	403	—
Settlements made during the period	(1,823)	(1,604)

Ending balance, March 31	$14,925	$12,868

Legal Matters

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County on behalf of Caryn Borger, M.D. and similarly situated plaintiffs. The Company intends to make a motion to remove this case to Federal Court. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2011 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We have three principal decking products: Trex Transcend®, Trex Accents®, and Trex Escapes®; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; two fencing products: Trex Seclusions® and Trex Surroundings®; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards. In 2011, we introduced Trex Enhance™ decking, which like Transcend features a protective shell for enhanced protection against fading, staining, and scratching; Trex Transcend Porch Flooring and Railing System; Trex DeckLighting™; and Trex Elevations™, a steel deck framing system.

Highlights related to the first quarter of 2012 include:

•	We experienced an increase in net sales of 39.3% in the quarter, compared to the first quarter of 2011, primarily due to increased sales volumes.

•	Our gross margins in the quarter increased to 36.9% despite relatively low capacity utilization.

•	We entered into a new credit facility that increases our borrowing capacity to $100 million and affords more favorable interest rates.

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

We launched our early buy program for the 2012 decking season in December 2011. The timing and terms of the 2012 program were generally consistent with the timing and terms of the 2011 program launched in December 2010. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Results of Operations

The following table shows, for the three months ended March 31, 2012 and 2011, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	63.1	66.6

Gross profit	36.9	33.4
Selling, general and administrative expenses	19.4	24.2

Income from operations	17.5	9.2
Interest expense, net	4.6	5.7

Income before income taxes	12.9	3.5
Provision (benefit) for income taxes	0.1	(3.8)

Net income	12.8%	7.3%

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

Net Sales. Net sales in the quarter ended March 31, 2012 (the “2012 quarter”) increased 39.3% to $96.1 million from $69.0 million in the quarter ended March 31, 2011 (the “2011 quarter”). The increase in net sales was attributable to a 35% increase in sales volume and, to lesser extent, a 3% increase in the average price per unit. We attribute the increase in sales volumes in the 2012 quarter compared to the 2011 quarter to various factors, including:

•	Sales volumes in the 2011 quarter were depressed as a result of customers purchasing product in late 2010 to avoid an announced 2011 Transcend price increase;

•	Favorable weather conditions in the 2012 quarter as compared to the 2011 quarter that has allowed the deck-building season to commence earlier, and;

•	Stronger demand in the marketplace for our products.

The increase in average price per unit is a result of a shift in sales to our higher priced ultra-low maintenance products, including our new Enhance product.

Gross Profit. Gross profit increased 53.8% to $35.4 million in the 2012 quarter from $23.0 million in the 2011 quarter. Gross profit as a percentage of net sales, gross margin, increased to 36.9% in the 2012 quarter from 33.4% in the 2011 quarter. Improved manufacturing efficiencies contributed 4% to gross margin. This was partially offset by capacity utilization, which reduced gross margin by 3%. In addition, we recognized a LIFO benefit due to inventory liquidations during the 2012 quarter that contributed 1% to gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.9 million, or 11.7% to $18.6 million in the 2012 quarter from $16.7 million in the 2011 quarter. The increase in selling, general and administrative expenses in the 2012 quarter was primarily related to a $1.5 million increase in personnel related expenses due to increased incentive compensation and sales commissions and a $0.3 million increase in research and development spending. As a percentage of net sales, total selling, general and administrative expenses decreased to 19.4% in the 2012 quarter from 24.2% in the 2011 quarter.

Interest Expense. Net interest expense increased $0.4 million to $4.4 million in the 2012 quarter from $4.0 million in the 2011 quarter. Net interest expense included $3.0 million and $2.6 million of charges to the 2012 and 2011 quarters, respectively, in non-cash interest related primarily to the amortization of the convertible debt discount and financing costs. As a percentage of net sales, interest expense decreased to 4.6% in the 2012 quarter from 5.7% in the 2011 quarter.

Provision for Income Taxes. The effective tax rate for the 2012 quarter and 2011 quarter was 1.0% and (109.9%), respectively, which resulted in an expense of $0.1 million and a benefit of $2.6 million for the respective quarters. The effective tax rate for the 2011 quarter was primarily the result of benefits recorded in the quarter related to the favorable resolution of uncertain tax positions. Excluding these aforementioned benefits, the effective tax rate for the 2011 quarter would have been approximately 2.3%, which is comparable to the 1.0% for the 2012 quarter. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At March 31, 2012, we had $29.8 million of cash on hand, $25 million of which is restricted cash set aside to pay off our convertible notes due on July 1, 2012.

Sources and Uses of Cash. Cash used in operating activities for the 2012 quarter was $45.4 million compared to $9.4 million for the 2011 quarter. The $36.0 million increase in cash used in operating activities was primarily driven by an increase in accounts receivable balances during the 2012 quarter compared to the 2011 quarter. The $74.2 million increase in accounts receivable balances in the 2012 quarter was driven by reduced collections as a result of payment terms offered with the 2012 early buy program, and, to a lesser extent, an increase in sales in the 2012 quarter compared to the 2011 quarter. We expect to collect substantially all outstanding accounts receivable balances, net of existing allowances, during the second quarter of 2012. The effects of the increased accounts receivable balances were partially offset by a reduced investment in inventory during the 2012 quarter as part of a focused strategy to manage inventory levels and a decrease in cash used to pay down accrued expenses in the 2012 quarter compared to the 2011 quarter.

Cash used in investing activities totaled $1.2 million in the 2012 quarter, compared to cash used in investing activities of $2.2 million in the 2011 quarter. The decrease is primarily attributable to a decrease in capital expenditures in the 2012 quarter compared to the 2011 quarter. In the 2012 quarter, capital expenditures consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash provided by financing activities was $46.9 million in the 2012 quarter compared to cash used in financing activities of $3.6 million in the 2011 quarter. Our net borrowings from the revolving credit facility were $36.7 million in the 2012 quarter compared to no borrowings in the 2011 quarter. In the 2012 quarter, in conjunction with entering into our Amended Credit Agreement, the restricted deposit account maintained for the purpose of making payment on our convertible notes due in mid-2012 was reduced by $12.0 million.

Capital Requirements. Capital expenditures in the 2012 quarter totaled $1.2 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2012 will be approximately $10 to $15 million.

Indebtedness. At March 31, 2012, our indebtedness, excluding the unamortized debt discount, totaled $128.6 million and the annualized weighted average interest rate of such indebtedness was 5.0%.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At March 31, 2012, we had $36.7 million of outstanding borrowings under the revolving credit facility and additional available borrowing capacity of approximately $63.2 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2012, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our convertible notes.

In addition to maintaining the aforementioned financial ratios, we will be required to use cash in the near future to:

•

repay all outstanding borrowings on our revolving credit facility by April 30, 2012. On and after April 30, 2012, until our convertible notes are redeemed in full, no additional borrowings may be made, other than borrowings used to redeem any portion of our convertible notes;

•

maintain on deposit through June 5, 2012, an amount not less than $25,000,000, and from June 6, 2012, and thereafter, until the convertible notes have been retired in full, an amount not less than 50% of the outstanding principal balance of the convertible notes as of June 5, 2012; and

•	pay all outstanding principal and interest amounts on our convertible notes, which mature on July 1, 2012.

We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of March 31, 2012 are generally lower than distributor inventory levels as of March 31, 2011. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations. We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2012.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County on behalf of Caryn Borger, M.D. and similarly situated plaintiffs. The Company intends to make a motion to remove this case to Federal Court. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

(c) The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2012 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2012 – January 31, 2012	—	$0.00	Not applicable	Not applicable
February 1, 2012 – February 29, 2012	34,320	26.67	Not applicable	Not applicable
March 1, 2012 – March 31, 2012	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2012	34,320	$26.67

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.2	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.3	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.4	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.5	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.6	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.7	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 7, 2012	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.2	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.3	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.4	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.5	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.6	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.7	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

Exhibit Number	Exhibit Description

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements, tagged as blocks of text. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.