Form 10-Q
period 2012-06-30
TREX CO INC
filed 2012-07-27
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 17, 2012 was 16,797,749 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,571	$4,526
Restricted cash	45,938	37,000
Accounts receivable, net	48,852	29,192
Inventories	13,438	28,896
Prepaid expenses and other assets	1,597	2,118
Income taxes receivable	597	322

Total current assets	160,993	102,054
Property, plant, and equipment, net	109,830	115,212
Goodwill and other intangibles	10,554	10,558
Other assets	1,205	266

Total assets	$282,582	$228,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,584	$11,892
Accrued expenses	20,980	16,187
Accrued warranty	5,840	6,000
Deferred income taxes	124	124
Line of credit	25,000	—
Current portion of long-term debt	91,875	86,425

Total current liabilities	157,403	120,628
Deferred income taxes	2,819	2,819
Non-current accrued warranty	8,101	10,345
Other long-term liabilities	1,740	1,799

Total liabilities	170,063	135,591

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 15,729,152 and 15,602,132 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	157	156
Additional paid-in capital	99,254	99,885
Retained earnings (deficit)	13,108	(7,542)

Total stockholders’ equity	112,519	92,499

Total liabilities and stockholders’ equity	$282,582	$228,090

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$94,279	$78,405	$190,379	$147,412
Cost of sales	60,689	54,863	121,369	100,840

Gross profit	33,590	23,542	69,010	46,572
Selling, general and administrative expenses	20,866	17,364	39,467	34,021

Income from operations	12,724	6,178	29,543	12,551
Interest expense, net	4,299	4,010	8,710	7,974

Income before income taxes	8,425	2,168	20,833	4,577
Provision (benefit) for income taxes	86	62	182	(2,586)

Net income	$8,339	$2,106	$20,651	$7,163

Basic earnings per common share	$0.54	$0.14	$1.33	$0.47

Basic weighted average common shares outstanding	15,571,207	15,397,476	15,522,492	15,345,529

Diluted earnings per common share	$0.48	$0.12	$1.22	$0.42

Diluted weighted average common shares outstanding	17,210,177	17,153,179	16,964,082	16,982,058

Comprehensive income	$8,339	$2,106	$20,651	$7,347

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$20,651	$7,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,704	9,839
Debt discount amortization	5,450	4,645
Stock-based compensation	1,693	1,581
Deferred income taxes	—	232
Loss on disposal of property, plant and equipment	16	27
Other non-cash adjustments	(314)	(127)
Changes in operating assets and liabilities:
Accounts receivable	(19,654)	6,349
Inventories	15,459	(10,015)
Prepaid expenses and other assets	185	(1,208)
Accounts payable	1,692	(96)
Accrued expenses and other liabilities	2,129	(15,069)
Income taxes receivable/payable	(64)	(52)

Net cash provided by operating activities	35,947	3,269

Investing Activities
Expenditures for property, plant and equipment	(2,938)	(4,864)
Purchase of acquired company, net of cash acquired	(11)	(2,002)
Notes receivable, net	57	36

Net cash used in investing activities	(2,892)	(6,830)

Financing Activities
Financing costs	(750)	—
Principal payments under mortgages and notes	—	(2,542)
Borrowings under line of credit	77,700	—
Principal payments under line of credit	(52,700)	—
Change in restricted cash	(8,938)	—
Repurchases of common stock	(2,784)	(3,037)
Proceeds from employee stock purchase and option plans	462	1,286

Net cash provided by (used in) financing activities	12,990	(4,293)

Net increase (decrease) in cash and cash equivalents	46,045	(7,854)
Cash and cash equivalents at beginning of period	4,526	27,270

Cash and cash equivalents at end of period	$50,571	$19,416

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$2,931	$3,374
Cash paid for income taxes, net	$293	$360

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2012 and 2011

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

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

4. INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$22,055	$29,980
Raw materials	18,721	27,134

Total FIFO inventories	40,776	57,114
Reserve to adjust inventories to LIFO value	(27,338)	(28,218)

Total LIFO inventories	$13,438	$28,896

Due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $0.9 million during six months ended June 30, 2012.

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

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued compensation and benefits	$6,159	$2,116
Accrued interest	2,775	2,807
Accrued rent obligations	1,880	1,821
Accrued sales and marketing	5,177	5,831
Other	4,989	3,612

Total accrued expenses	$20,980	$16,187

6. DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Convertible notes	$91,875	$91,875
Less unamortized debt discount	—	(5,450)

	91,875	86,425
Less current portion	(91,875)	(86,425)

Total long-term debt	$—	$—

The Company’s outstanding debt consists of a revolving credit facility and convertible notes.

Revolving Credit Facility. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Revolving Credit Facility”) with BB&T, Wells Fargo Capital Finance, LLC and BB&T Capital Markets (the “Lenders”). Under the Amended Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $100,000,000. The Revolving Credit Facility replaces the previous revolving credit facility in its entirety. Amounts drawn under the Revolving Credit Facility are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate.

At June 30, 2012, the Company had $25.0 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of approximately $55.8 million.

Convertible Notes Offering. The Company’s convertible notes mature on July 2, 2012.

On July 2, 2012 the Company repaid the $91.9 million principal balance on the notes and, in accordance with the conversion feature of the notes, issued 1,061,745 shares of common stock to the note-holders.

The following table provides additional information regarding the Company’s convertible notes (in thousands, except conversion price):

	June 30, 2012	December 31, 2011
Principal amount of the liability component	$91,875	$91,875
Unamortized discount of liability component	—	(5,450)
Net carrying amount of liability component	91,875	86,425
Carrying amount of the equity component	23,360	23,360
Remaining amortization period of discount	0 months	6 months
Conversion price	$21.78	$21.78
Effective interest rate on liability component	18.41%	18.41%
If-converted value in excess of principal amount (a)	$34,681	$3,454
If-converted number of shares to be issued (a)	1,156	153

(a)	If-converted value amounts are for disclosure purposes only. The if-converted value in excess of the principal amount and the if-converted number of shares to be issued illustrated above are based on the average stock price of $30.00 during the three months ended June 30, 2012, which exceeded the conversion price of $21.78. The actual number of shares issued upon conversion was determined by the Company’s stock price during the 40 trading-day observation period defined by the debt agreement.

Interest expense relating to the Company’s convertible notes for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense at coupon rate (6.0%)	$1,378	$1,462	$2,756	$2,925
Non-cash interest in accordance with ASC 470	2,725	2,322	5,450	4,645

Total interest expense recognized on convertible debt instruments	$4,103	$3,784	$8,206	$7,570

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate substantial cash flow from operations.

As of June 30, 2012, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under the convertible notes.

7. FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2012 and December 31, 2011. At June 30, 2012, the fair value of the Company’s 6.00% convertible notes due 2012 was estimated at $123.8 million based on quoted market prices and is a Level 1 fair value measurement.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$8,339	$2,106	$20,651	$7,163

Denominator:
Basic weighted average shares outstanding	15,571,207	15,397,476	15,522,492	15,345,529
Effect of dilutive securities:
SARs and options	445,178	546,672	447,932	557,531
Convertible notes	1,155,920	1,148,303	965,967	1,029,066
Restricted stock	37,872	60,728	27,691	49,932

Diluted weighted average shares outstanding	17,210,177	17,153,179	16,964,082	16,982,058

Basic earnings per share	$0.54	$0.14	$1.33	$0.47

Diluted earnings per share	$0.48	$0.12	$1.22	$0.42

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. For the three months ended June 30, 2012 and 2011, 127,014 and 157,934 shares of restricted stock and stock options, respectively, and 177,758 and 88,677 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the six months ended June 30, 2012 and 2011, 131,267 and 174,588 shares of restricted stock and stock options, respectively, and 157,084 and 66,073 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

9. STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of June 30, 2012, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2012 and 2011, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2012	2011
Weighted-average fair value of grants	$14.01	$14.57
Dividend yield	0%	0%
Average risk-free interest rate	0.8%	2.0%
Expected term (years)	5	5
Expected volatility	66%	65%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2012:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	94,797	$25.56
Restricted stock	66,210	$25.56

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock appreciation rights	$418	$358	$720	$739
Restricted stock	530	417	933	806
Employee stock purchase plan	9	9	40	36

Total stock-based compensation	$957	$784	$1,693	$1,581

Total unrecognized compensation cost related to unvested awards as of June 30, 2012 totaled $4.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of 36 months from date of grant.

10. INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2012 and 2011 was 0.9% and (56.5%) respectively, which resulted in an expense of $0.2 million and a benefit of $2.6 million, respectively. During the first quarter of 2011, the Company recognized an income tax benefit of approximately $2.6 million related to the favorable resolution of uncertain tax positions.

The Company continues to maintain a valuation allowance against its net deferred tax asset, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the six months ended June 30, 2012 and 2011, excluding the impact from the aforementioned one-time benefit, was 0.9% and 3.0% respectively.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2012, tax years 2008 through 2012 remain subject to examination by federal and certain state tax jurisdictions.

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

12. COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2012 to 2014. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

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

As of June 30, 2012, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2012, 2013, 2014, 2015 and 2016 are $0.8 million, $1.7 million, $1.7 million, $1.7 million and $1.8 million, respectively, and $4.5 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2012, 2013 and 2014 are $0.7 million, $1.3 million and $1.0 million, respectively, and $0.0 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2012	2011
Balance as of January 1	$452	$567
Net rental receipts (payments)	(19)	20
Accretion of discount	18	22
Increase in estimated contract termination costs	39	—

Balance as of June 30	$490	$609

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

The Company continues to receive and settle claims related to material produced at its Nevada facility prior to 2007 that exhibit surface flaking. The number of claims received related to this material has declined significantly since 2007 and cash payments for related claims have decreased from $28 million in 2007 to $8 million in 2011. However, in 2011, the rate of decline in claims received fell short of previous projections, which led the Company to revise its estimates and record an increase to the warranty reserve of $10.0 million in 2011. In addition, during the six months ended June 30, 2012, the Company recorded a $1.5 million increase to the warranty reserve to reflect the settlement of claims during the period that exceeded previous estimates.

Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. However, due to the uncertainty of projecting future events such as new claims to be filed each year and the average cost of resolving each claim, the actual warranty liabilities may be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. The cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used and the method of claim settlement. The Company estimates that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $1.4 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2012	2011
Beginning balance, January 1	$16,345	$14,472
Provision for estimated warranties	1,487	—
Settlements made during the period	(3,891)	(3,476)

Ending balance, June 30	$13,941	$10,996

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County on behalf of Caryn Borger, M.D. and similarly situated plaintiffs. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

We have four principal decking products: Trex Transcend®, Trex Enhance®, Trex Accents®, and Trex Escapes®; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations™; two fencing products: Trex Seclusions® and Trex Surroundings®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2012 include:

•	We experienced an increase in net sales of 20.2% in the quarter, compared to the second quarter of 2011, primarily due to increased sales volumes.

•	We achieved gross margins of 35.6% in the quarter.

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

Results of Operations

The following table shows, for the three and six months ended June 30, 2012 and 2011, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.4	70.0	63.8	68.4

Gross profit	35.6	30.0	36.2	31.6
Selling, general and administrative expenses	22.1	22.1	20.7	23.1

Income from operations	13.5	7.9	15.5	8.5
Interest expense, net	4.6	5.1	4.6	5.4

Income before income taxes	8.9	2.8	10.9	3.1
Provision (benefit) for income taxes	0.1	0.1	0.1	(1.8)

Net income	8.8%	2.7%	10.8%	4.9%

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

Net Sales. Net sales in the quarter ended June 30, 2012 (the “2012 quarter”) increased 20.2% to $94.3 million from $78.4 million in the quarter ended June 30, 2011 (the “2011 quarter”). The increase in net sales was due primarily to a 22.6% increase in sales volume. We attribute the increase in sales volumes in the 2012 quarter compared to the 2011 quarter to various factors, including:

•	Favorable weather conditions in the 2012 quarter as compared to the 2011 quarter has allowed for a more favorable deck-building season, and;

•	Increased market share.

Gross Profit. Gross profit increased 42.7% to $33.6 million in the 2012 quarter from $23.5 million in the 2011 quarter. Gross profit as a percentage of net sales, gross margin, increased to 35.6% in the 2012 quarter from 30.0% in the 2011 quarter. The increase in gross margin was primarily due to increased manufacturing efficiencies and a shift in sales mix toward our shelled products, offset by a $1.1 million increase to the warranty reserve and $0.8 million related to start up expenses on our shelled products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 20.2% to $20.9 million in the 2012 quarter from $17.4 million in the 2011 quarter. The increase in selling, general and administrative expenses in the 2012 quarter was primarily related to a $3.8 million increase in personnel related expenses due to increased incentive compensation, sales commissions and severance costs. As a percentage of net sales, total selling, general and administrative expenses were 22.1% of net sales in both the 2012 and 2011 quarter.

Interest Expense. Net interest expense increased $0.3 million to $4.3 million in the 2012 quarter from $4.0 million in the 2011 quarter. Net interest expense included $2.9 million and $2.6 million of charges to the 2012 and 2011 quarters, respectively, in non-cash interest related primarily to the amortization of the convertible debt discount and financing costs. As a percentage of net sales, interest expense decreased to 4.6% in the 2012 quarter from 5.1% in the 2011 quarter.

Provision for Income Taxes. The effective tax rate for the 2012 quarter and 2011 quarter was 1.0% and 2.9%, respectively, which resulted in an expense of $86 and $62 thousand for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Net Sales. Net sales in the six months ended June 30, 2012 (the “2012 six-month period”) increased 29.1% to $190.4 million from $147.4 million in the six months ended June 30, 2011 (the “2011 six-month period”). The increase in net sales was due primarily to a 28.5% increase in sales volume. We attribute the increase in sales volumes in the 2012 six-month period compared to the 2011 six-month period to various factors, including:

•	Sales volumes in the 2011 six-month period were depressed as a result of customers purchasing product in late 2010 to avoid an announced 2011 Transcend price increase;

•	Favorable weather conditions throughout 2012 compared to 2011 has allowed for a more favorable deck-building season, and;

•	Increased market share.

Gross Profit. Gross profit increased 48.2% to $69.0 million in the 2012 six-month period from $46.6 million in the 2011 six-month period. Gross profit as a percentage of net sales, gross margin, increased to 36.2% in the 2012 six-month period from 31.6% in the 2011 six-month period. The increase in gross margin was primarily due to increased manufacturing efficiencies, a shift in sales mix toward our shelled products and a LIFO benefit recognized due to inventory liquidations during the 2012 six-month period, offset by increased warranty expense of $1.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.5 million, or 16.0% to $39.5 million in the 2012 six-month period from $34.0 million in the 2011 six-month period. The increase in selling, general and administrative expenses in the 2012 six-month period was primarily related to a $5.3 million increase in personnel related expenses due to increased incentive compensation, sales commissions and severance costs. As a percentage of net sales, total selling, general and administrative expenses decreased to 20.7% in the 2012 six-month period from 23.1% in the 2011 six-month period.

Interest Expense. Net interest expense increased $0.7 million to $8.7 million for the 2012 six-month period from $8.0 million in the 2011 six-month period. Net interest expense included $5.8 million and $5.2 million of charges to the 2012 and 2011 six-month periods, respectively, related primarily to the amortization of the convertible debt discount and financing costs. As a percentage of net sales, interest expense decreased to 4.6% in the 2012 six-month period from 5.4% in the 2011 six-month period.

Provision for Income Taxes. The Company’s effective tax rate for the 2012 and 2011 six-month periods was 0.9% and (56.5%), respectively, which resulted in an expense of $0.2 million and a benefit of $2.6 million, in the respective six-month periods. The effective tax rate for the 2011 six-month period was primarily the result of benefits recorded in the first quarter related to the favorable resolution of uncertain tax positions. Excluding these benefits, the effective tax rate for the six-months ended June 30, 2011 was approximately 3.0%. The effective tax rate was substantially lower than the statutory rate in both six-month periods due to the effect of the valuation allowance the Company maintains against its net deferred tax assets which substantially offsets statutory income tax.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility and other loans, operating leases and normal trade credit terms from operating activities.

At June 30, 2012, we had $96.5 million of cash on hand, $45.9 million of which is restricted cash set aside to pay off our convertible notes due on July 2, 2012.

Sources and Uses of Cash. Cash provided by operating activities for the 2012 six-month period was $35.9 million compared to cash provided by operating activities of $3.3 million for the 2011 six-month period. The $32.6 million increase in cash provided by operating activities was primarily related to higher net income and a decrease of $25.5 million in inventory. Furthermore, an additional $17.2 million in cash was used to pay accrued expenses during the 2011 six-month period compared to the 2012 six-month period. These favorable effects were partially offset by an increase of $19.7 million in accounts receivable balances during the first six months of 2012. We expect to collect substantially all outstanding accounts receivable balances during the third quarter of 2012.

Cash used in investing activities totaled $2.9 million in the 2012 six-month period compared to cash used in investing activities of $6.8 million in the 2011 six-month period. The decrease is attributable to the acquisition of substantially all of the assets of Iron Deck Corporation in the 2011 six-month period and a decrease in capital expenditures in the 2012 six-month period compared to the 2011 six-month period. Capital expenditures in the 2012 six-month period consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash provided by financing activities was $13.0 million in the 2012 six-month period compared to cash used in financing activities of $4.3 million in the 2011 six-month period. Our net borrowings from the revolving credit facility were $25.0 million in the 2012 six-month period compared to no borrowings in the 2011 six-month period. In the 2012 six-month period, the restricted deposit account increased $8.9 million in order to maintain on deposit a balance of 50% of the outstanding principal balance of the convertible notes until the notes were retired in full on July 2, 2012.

Capital Requirements. Capital expenditures in the 2012 six-month period totaled $2.9 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2012 will be approximately $10 to $15 million.

Indebtedness. At June 30, 2012, our indebtedness totaled $116.9 million and the annualized weighted average interest rate of such indebtedness was 5.3%.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At June 30, 2012, we had $25.0 million of outstanding borrowings under the revolving credit facility and additional available borrowing capacity of approximately $55.8 million.

Following the end of our second quarter, on July 2, 2012, we used cash on hand (including amounts classified as restricted cash at June 30, 2012) to repay the $91.9 million principal balance on our convertible notes.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2012, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default and which could result in a cross-default under our convertible notes.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of June 30, 2012 are generally lower than distributor inventory levels as of June 30, 2011. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2012.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. The Company believes that these claims are without merit, and will vigorously defend this lawsuit.

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by the lead law firm of Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County on behalf of Caryn Borger, M.D. and similarly situated plaintiffs. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that these claims are without merit, and will vigorously defend these lawsuits.

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

Amendment of Incentive Plan for Outside Directors

On July 24, 2012, Trex Company, Inc. (the “Company”) amended the Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors, or “Outside Director Plan,” in the following respects:

•

The annual cash retainer for service on the Board was increased from $27,500 to $40,000. The provision providing for meeting fees of $1,000 for each Board meeting held personally and $500 for each Board meeting held telephonically was deleted. The annual cash retainer for any non-employee director serving as Chairman of the Board was increased from $54,000 to $70,000 (which is paid in lieu of the $40,000 otherwise payable).

•

The annual equity award for service on the Board was increased from a total value of $30,000, split evenly between restricted shares and stock appreciation rights or stock options, to $55,000, to be comprised entirely of restricted shares. The provision providing that any non-employee director serving as Chairman of the Board would receive $25,361 in cash in lieu of the equity grant was deleted.

•

The annual fee for membership on the Audit Committee was increased from $6,500 to $7,500, the annual fee for membership on the Compensation Committee was increased from $4,000 to $5,000, and the annual fee for membership on the Nominating and Corporate Governance Committee was increased from $3,500 to $5,000. The provision providing for meeting fees of $1,000 for each Committee meeting held personally and $500 for each Committee meeting held telephonically, in each case not held in conjunction with a Board meeting, was deleted.

•	The initial equity grant to directors when first elected to the Board, comprised of stock appreciation rights or stock options, was increased from $28,800 to $55,000.

The Nominating and Corporate Governance Committee and the Board of Directors of the Company amended the Outside Director Plan as described above based upon a Board of Directors compensation study undertaken by the Hay Group, which is the Company’s independent compensation consultant.

Retention Agreements

On July 24, 2012, the Company entered into Retention Agreements with four (4) of the Company’s executive officers (the “Retention Agreements” or individually a “Retention Agreement”), pursuant to which the Company will: (i) award shares of the Company’s common stock as restricted stock to certain executive officers; and (ii) grant cash retention payment awards to such executive officers, with the restricted stock vesting and the cash payment being made only if certain retention conditions are met. The executive officers named in the Retention Agreements (the “Recipients” or individually a “Recipient”) are Ronald W. Kaplan, the Company’s Chairman, President and Chief Executive Officer; James E. Cline, the Company’s Vice President and Chief Financial Officer; F. Timothy Reese, the Company’s Vice President, Operations, and William R. Gupp, the Company’s Chief Administrative Officer, General Counsel & Secretary.

The Retention Agreements for Mr. Kaplan, Mr. Cline and Mr. Reese are substantially similar in form and provide that in the event the Recipient is actively employed by the Company on August 16, 2015, January 1, 2017, and June 15, 2017, for Mr. Kaplan, Mr. Cline and Mr. Reese respectively, the restricted stock will vest, and the cash payment will be made, to such Recipient. The Retention Agreement for Mr. Gupp provides that the restricted stock will vest, and the cash payment will be made, upon resolution of certain legal matters currently being managed by Mr. Gupp, provided that the earliest that the vesting and payment could be made is August 16, 2015, and further provided that if Mr. Gupp is still actively employed by the Company on August 16, 2019, the vesting and payment shall be made regardless of the status of the specified legal matters.

The aggregate value of the retention award and the cash bonus for each of the Recipients is two (2) times their current base salary and target bonus, with 50% of such amount being reflected in restricted shares and 50% of such amount being reflected in a cash payment. The current value and number (based upon the closing market price of the stock on July 24, 2012) of restricted shares that will vest, and the cash payment that will be paid, if the retention conditions are met, are as follows:

Recipient	Current Value of Restricted Shares/ Number of Restricted Shares	Cash Retention Bonus
Ronald W. Kaplan	$1,055,800 /37,242	$1,055,800
James E. Cline	$491,470 /17,336	$491,470
F. Timothy Reese	$491,470 /17,336	$491,470
William R. Gupp	$437,920 /15,447	$437,920

The restricted shares will be granted pursuant to the Trex Company, Inc. 2005 Stock Incentive Plan.

The Retention Agreements will provide that the restricted stock shall vest, and the cash payment will be made, in the event of the death or disability of the Recipient, if the Company terminates the Recipient’s employment without “cause”, or if the Recipient resigns for “good reason.” For this purpose, “cause” and “good reason” includes events specified in the Recipients’ Amended and Restated Change of Control Severance Agreements, each dated August 3, 2011, and include, for “cause,” the Recipient’s willful or grossly negligent misconduct that is materially injurious to the Company, embezzlement or misappropriation of funds or property of the Company, conviction of a felony or any crime involving fraud, dishonesty, moral turpitude or breach of trust, or willful failure or refusal to devote full business time and attention to the performance of duties, and for “good reason,” a material and adverse change in the Recipient’s status or position with the Company, a 10% or greater reduction in the Recipient’s aggregate base salary and targeted bonus other than as part of general reduction in executive compensation, and the relocation of the Recipient’s office that is both more than 50 miles from his current office and further than his then-current residence.

The Company entered into Retention Agreements with Mr. Kaplan, Mr. Cline and Mr. Reese in order to ensure an orderly transition in the future of their successors. Each of such Recipients is age 60 or older, and the Board was concerned about the risk that each Recipient would retire from the Company on or around the same time. The Company entered into a Retention Agreement with Mr. Gupp because of his long-time involvement in the legal matters specified in his Retention Agreement, and the risk to the Company should Mr. Gupp leave the Company prior to the resolution of such matters.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: July 27, 2012	By:	/s/ James E. Cline

James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.