Form 10-Q
period 2012-09-30
TREX CO INC
filed 2012-11-01
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 23, 2012 was 16,937,942 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,500	$4,526
Restricted cash	—	37,000
Accounts receivable, net	32,813	29,192
Inventories	8,601	28,896
Prepaid expenses and other assets	1,680	2,118
Income taxes receivable	663	322

Total current assets	46,257	102,054

Property, plant, and equipment, net	106,512	115,212
Goodwill and other intangibles	10,552	10,558
Other assets	1,104	266

Total assets	$164,425	$228,090

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,704	$11,892
Accrued expenses	19,671	16,187
Accrued warranty	7,500	6,000
Deferred income taxes	124	124
Line of credit	2,000	—
Current portion of long-term debt	—	86,425

Total current liabilities	38,999	120,628

Deferred income taxes	2,819	2,819
Non-current accrued warranty	24,080	10,345
Other long-term liabilities	320	1,799

Total liabilities	66,218	135,591

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 16,932,088 and 15,602,132 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	169	156
Additional paid-in capital	99,241	99,885
Retained deficit	(1,203)	(7,542)

Total stockholders’ equity	98,207	92,499

Total liabilities and stockholders’ equity	$164,425	$228,090

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$70,819	$67,916	$261,199	$215,328
Cost of sales	68,673	50,644	190,043	151,484

Gross profit	2,146	17,272	71,156	63,844
Selling, general and administrative expenses	15,836	12,991	55,304	47,012

Income (loss) from operations	(13,690)	4,281	15,852	16,832
Interest expense, net	153	4,795	8,863	12,769

Income (loss) before income taxes	(13,843)	(514)	6,989	4,063
Provision (benefit) for income taxes	469	(18)	650	(2,604)

Net income (loss)	$(14,312)	$(496)	$6,339	$6,667

Basic earnings (loss) per common share	$(0.86)	$(0.03)	$0.40	$0.43

Basic weighted average common shares outstanding	16,677,159	15,427,437	15,910,300	15,373,132

Diluted earnings (loss) per common share	$(0.86)	$(0.03)	$0.37	$0.41

Diluted weighted average common shares outstanding	16,677,159	15,427,437	17,011,706	16,461,674

Comprehensive income (loss)	$(14,312)	$(496)	$6,339	$6,851

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$6,339	$6,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,901	14,785
Debt discount amortization	5,450	7,133
Loss on extinguishment of debt	—	621
Stock-based compensation	2,583	2,390
Deferred income taxes	—	191
Loss on disposal of property, plant and equipment	1,909	3
Other non-cash adjustments	(314)	(127)
Changes in operating assets and liabilities:
Accounts receivable	(3,597)	38,861
Inventories	20,296	(3,972)
Prepaid expenses and other assets	86	(209)
Accounts payable	(2,188)	(5,153)
Accrued expenses and other liabilities	16,559	(19,750)
Income taxes receivable/payable	352	(277)

Net cash provided by operating activities	60,376	41,163

Investing Activities
Expenditures for property, plant and equipment	(5,642)	(6,160)
Proceeds from sales of property, plant and equipment	3	28
Purchase of acquired company, net of cash acquired	(11)	(2,010)
Notes receivable, net	87	72

Net cash used in investing activities	(5,563)	(8,070)

Financing Activities
Financing costs	(750)	—
Principal payments under mortgages and notes	(91,875)	(2,542)
Borrowings under line of credit	80,700	—
Principal payments under line of credit	(78,700)	—
Repurchases of convertible notes	—	(5,882)
Change in restricted cash	37,000	—
Repurchases of common stock	(3,785)	(3,068)
Proceeds from employee stock purchase and option plans	571	1,345

Net cash used in financing activities	(56,839)	(10,147)

Net increase (decrease) in cash and cash equivalents	(2,026)	22,946
Cash and cash equivalents at beginning of period	4,526	27,270

Cash and cash equivalents at end of period	$2,500	$50,216

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$5,771	$6,347
Cash paid for income taxes, net	$384	$649

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2012 and 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

In 2011, the Company completed the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck-framing systems located in Denver, Colorado, for approximately $2 million in cash plus the assumption of certain liabilities. As a result of the acquisition, the Company recorded an increase of $3.7 million to Goodwill. The provisions of the purchase agreement allow for future payments contingent upon certain future sales targets. The contingent payments were estimated as purchase consideration at the acquisition date and may be revised if actual sales differ from projected sales. As a result of decreased near-term sales projections of steel deck-framing systems, the Company reduced its provision for future contingent payments and recorded a $1.4 million benefit to selling, general and administrative expenses in the three months ended September 30, 2012.

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

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Finished goods	$16,137	$29,980
Raw materials	19,275	27,134

Total FIFO inventories	35,412	57,114
Reserve to adjust inventories to LIFO value	(26,811)	(28,218)

Total LIFO inventories	$8,601	$28,896

Due to the liquidation of certain inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized benefits of $0.5 million and $1.4 million during the three and nine months ended September 30, 2012, respectively.

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

5.	PROPERTY, PLANT AND EQUIPMENT

During the three months ended September 30, 2012, the Company determined that certain manufacturing equipment rendered obsolete due to improvements in technology would not be employed in its manufacturing process in the future. As a result, the Company recorded a $1.9 million pre-tax charge related to the disposal of the assets.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued compensation and benefits	$9,069	$2,116
Accrued sales and marketing	4,473	5,831
Accrued rent obligations	2,035	1,821
Accrued interest	26	2,807
Other	4,068	3,612

Total accrued expenses	$19,671	$16,187

7.	DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Convertible notes	$—	$91,875
Less unamortized debt discount	—	(5,450)

	—	86,425
Less current portion	—	(86,425)

Total long-term debt	$—	$—

The Company’s outstanding debt consists of a revolving credit facility.

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

At September 30, 2012, the Company had $2.0 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of approximately $59.3 million.

Convertible Notes Offering. On July 2, 2012 the Company repaid the $91.9 million principal balance on the notes and, in accordance with the conversion feature of the notes, issued 1,061,745 shares of common stock to the note-holders.

Interest expense relating to the Company’s convertible notes for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense at coupon rate (6.0%)	$—	$1,422	$2,756	$4,347
Non-cash interest in accordance with ASC 470	—	2,488	5,450	7,133

Total interest expense recognized on convertible debt instruments	$—	$3,910	$8,206	$11,480

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2012, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

8.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2012 and December 31, 2011.

9.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) available to common shareholders	$(14,312)	$(496)	$6,339	$6,667

Denominator:
Basic weighted average shares outstanding	16,677,159	15,427,437	15,910,300	15,373,132
Effect of dilutive securities:
SARs and options	—	—	421,539	480,297
Convertible notes	—	—	643,978	562,139
Restricted stock	—	—	35,889	46,106

Diluted weighted average shares outstanding	16,677,159	15,427,437	17,011,706	16,461,674

Basic earnings (loss) per share	$(0.86)	$(0.03)	$0.40	$0.43

Diluted earnings (loss) per share	$(0.86)	$(0.03)	$0.37	$0.41

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. For the three months ended September 30, 2012 and 2011, 342,342 and 308,037 shares of restricted stock and stock options, respectively, and 941,914 and 1,172,011 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 201,626 and 219,071 shares of restricted stock and stock options, respectively, and 418,694 and 434,719 stock appreciation rights, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

10.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of September 30, 2012, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2012 and 2011, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2012	2011
Weighted-average fair value of grants	$14.11	$14.33
Dividend yield	0%	0%
Average risk-free interest rate	0.8%	2.0%
Expected term (years)	5	5
Expected volatility	66%	65%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2012:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	100,740	$25.73
Restricted stock	156,832	$27.18

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock appreciation rights	$369	$408	$1,089	$1,146
Restricted stock	508	391	1,442	1,198
Employee stock purchase plan	13	10	52	46

Total stock-based compensation	$890	$809	$2,583	$2,390

Total unrecognized compensation cost related to unvested awards as of September 30, 2012 was $6.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

11.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2012 and 2011 was 9.3% and (64.1%) respectively, which resulted in an expense of $0.7 million and a benefit of $2.6 million, respectively. During the first quarter of 2011, the Company recognized an income tax benefit of approximately $2.6 million related to the favorable resolution of uncertain tax positions.

The Company continues to maintain a valuation allowance against its net deferred tax asset, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. Accordingly, the Company’s effective tax rate for the nine months ended September 30, 2012 and 2011, excluding the impact from the aforementioned one-time benefit, was 9.3% and 0.1% respectively. As a result of the Company’s valuation allowance, its annual effective tax rate, and changes to it, is primarily a function of the Company’s expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. The Company expects cash taxes paid to be materially consistent with amounts paid in the prior period.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2012, tax years 2009 through 2012 remain subject to examination by federal and certain state tax jurisdictions.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2013 to 2019. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space. Accordingly, the Company accounts for the expected shortfall as contract termination costs and has recorded a liability in accordance with FASB ASC Topic 420, “Exit or Disposal Cost Obligations.”

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

As of September 30, 2012, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2012, 2013, 2014, 2015 and 2016 are $0.4 million, $1.7 million, $1.7 million, $1.7 million and $1.8 million, respectively, and $4.5 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2012, 2013, 2014, 2015 and 2016 are $0.4 million, $1.5 million, $1.2 million, $0.3 million and $0.3 million, respectively, and $0.9 million thereafter. As a result of new leases executed with subtenants, the Company recognized an increase in estimated contract termination costs of $0.1 million during the nine months ended September 30, 2012.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2012	2011
Balance as of January 1	$452	$567
Net rental receipts (payments)	30	(107)
Accretion of discount	28	34
Increase in estimated contract termination costs	127	—

Balance as of September 30	$637	$494

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

The Company continues to receive and settle claims related to material produced at its Nevada facility prior to 2007 that exhibits surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Projecting future surface flaking settlement costs requires management to estimate the number of claims to be received, the number of claims that will ultimately result in payment and the average cost to settle each claim, all of which are subject to variables that are difficult to predict.

The average cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used, changes in the cost of production and the method of claim settlement. Although the cost per claim varies over time, it is less volatile and more predictable than the number of claims to be received, which is inherently uncertain. The Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received. The Company evaluates its historical surface flaking claims activity in developing its estimate of future claims. The Company anticipated that the effects of a previously settled class action lawsuit would subside and the number of claims received would substantially diminish. Payments for surface flaking claims decreased from $28 million in 2007 to $8 million in 2011. While the number of claims received continues to decline, recent claims activity indicates that the rate of acceleration in the decline has not improved as anticipated.

During the three months ended September 30, 2012, the Company concluded, based on an analysis of recent claims activity, that the payments for surface flaking claims and the rate of decline in claims in 2012 will approximate the levels experienced in 2011, falling short of the Company’s estimated decline. As a result, the Company revised its estimate of the future claims to be received to reflect a rate of decline consistent with the trend now emerging from the claims activity. The effect of reducing the anticipated rate of decline both increases the number of claims expected in future years and extends the number of years in which claims will be received. As a result of these changes in estimate, the Company recorded an increase of $20 million to the warranty reserve at September 30, 2012.

The Company’s analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be received each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $3.2 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2012	2011
Beginning balance, January 1	$16,345	$14,472
Provision for estimated warranties	21,487	—
Settlements made during the period	(6,252)	(5,949)

Ending balance, September 30	$31,580	$8,523

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

Highlights related to the third quarter of 2012 include:

•	We reduced our total indebtedness by 98.3%, or $114.9 million, during the quarter and ended the quarter with $2.0 million of outstanding borrowings under our revolving credit facility.

•	We recorded a $20 million increase to the warranty reserve to settle claims related to material produced prior to 2007 that exhibits surface flaking.

•	We recorded net income of $6.2 million, or $0.36 per diluted share, during the quarter excluding the impact of the increase to the warranty reserve.

•	We achieved gross margins of 31.3% in the quarter, excluding the impact of increase to the warranty reserve.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. While the number of claims received continues to decline, recent claims activity indicates that the rate of acceleration in the decline has not improved as anticipated.

During the three months ended September 30, 2012, we concluded, based on an analysis of recent claims activity, that the payments for surface flaking claims and the rate of decline in claims in 2012 will approximate the levels experienced in 2011, falling short of our estimated decline. As a result, we revised our estimate of the future claims to be received to reflect a rate of decline consistent with the trend now emerging from the claims activity. The effect of reducing the anticipated rate of decline both increases the number of claims expected in future years and extends the number of years in which claims will be received. As a result of these changes in estimate, we recorded an increase of $20 million to the warranty reserve at September 30, 2012.

We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $3.2 million change in the warranty reserve.

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

Results of Operations

The following table shows, for the three and nine months ended September 30, 2012 and 2011, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	97.0	74.6	72.8	70.4

Gross profit	3.0	25.4	27.2	29.6
Selling, general and administrative expenses	22.3	19.1	21.2	21.8

Income (loss) from operations	(19.3)	6.3	6.0	7.8
Interest expense, net	0.2	7.1	3.4	5.9

Income (loss) before income taxes	(19.5)	(0.8)	2.6	1.9
Provision (benefit) for income taxes	0.7	—	0.2	(1.2)

Net income (loss)	(20.2)%	(0.8)%	2.4%	3.1%

Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011

Net Sales. Net sales in the quarter ended September 30, 2012 (the “2012 quarter”) increased 4.3% to $70.8 million from $67.9 million in the quarter ended September 30, 2011 (the “2011 quarter”). The increase in net sales was due primarily to an increase in sales volume. We attribute the increase in sales volumes in the 2012 quarter compared to the 2011 quarter to the execution of growth strategies including the introduction of new product lines and increased market share.

Gross Profit. Gross profit decreased to $2.1 million in the 2012 quarter from $17.3 million in the 2011 quarter. Gross profit in the 2012 quarter was adversely affected by a $20.0 million increase to the previously established warranty reserve. Excluding the aforementioned charge in the 2012 quarter, gross profit increased 28.2% to $22.1 million in the 2012 quarter from $17.3 million in the 2011 quarter. Excluding the aforementioned charge in the 2012 quarter, gross margin increased to 31.3% from 25.4% in the 2011 quarter. Improved manufacturing efficiencies contributed 4% and sales related items contributed 2% to gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 21.9% to $15.8 million in the 2012 quarter from $13.0 million in the 2011 quarter. The increase in selling, general and administrative expenses in the 2012 quarter was primarily related to a $2.5 million increase in personnel related expenses due to increased incentive compensation and sales commissions. We recorded a $1.9 million loss on the disposal of property, plant and equipment due to improvements in manufacturing technologies that caused existing technologies and related equipment to become obsolete. These increases were partially offset by a $1.4 million benefit in the 2012 quarter due to a reduction in the provision for future contingent payments resulting from decreased near-term sales projections of steel deck-framing systems. As a percentage of net sales, total selling, general and administrative expenses increased to 22.3% in the 2012 quarter from 19.1% in the 2011 quarter.

Interest Expense. Net interest expense decreased $4.6 million to $0.2 million in the 2012 quarter from $4.8 million in the 2011 quarter. The decrease was the result of a significant decrease in debt during the 2012 quarter, primarily due to the repayment of the $91.9 million principal balance on the convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in the 2012 quarter from 7.1% in the 2011 quarter.

Provision for Income Taxes. The effective tax rate for the 2012 quarter and 2011 quarter was (3.4%) and 3.5%, respectively, which resulted in an expense of $0.5 million and a benefit of $18 thousand for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011

Net Sales. Net sales in the nine months ended September 30, 2012 (the “2012 nine-month period”) increased 21.3% to $261.2 million from $215.3 million in the nine months ended September 30, 2011 (the “2011 nine-month period”). The increase in net sales was due primarily to an increase in sales volume. We attribute the increase in sales volumes in the 2012 nine-month period compared to the 2011 nine-month period to various factors, including:

•	Sales volumes in the 2011 nine-month period were depressed as a result of customers purchasing product in late 2010 to avoid an announced 2011 Transcend price increase;

•	Favorable weather conditions throughout 2012 compared to 2011 have allowed for a more favorable deck-building season, and;

•	Increased market share.

Gross Profit. Gross profit increased 11.5% to $71.2 million in the 2012 nine-month period from $63.8 million in the 2011 nine-month period. Gross profit in the 2012 nine-month period was adversely affected by a $21.5 million increase to the warranty reserve. Excluding the aforementioned charge in the 2012 nine-month period, gross profit increased 45.1% to $92.6 million in the 2012 nine-month period from $63.8 million in the 2011 nine-month period. Excluding the aforementioned charge in the 2012 nine-month period, gross margin increased to 35.5% in the 2012 nine-month period from 29.6% in the 2011 nine-month period. Improved manufacturing efficiencies contributed 4% and sales related items contributed 2% to gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.3 million, or 17.6% to $55.3 million in the 2012 nine-month period from $47.0 million in the 2011 nine-month period. The increase in selling, general and administrative expenses in the 2012 nine-month period was primarily related to a $7.8 million increase in personnel related expenses due to increased incentive compensation, sales commissions and severance costs. We recorded a $1.9 million loss on the disposal of property, plant and equipment due to improvements in manufacturing technologies that caused existing technologies and related equipment to become obsolete. These increases were partially offset by a $1.4 million benefit in the 2012 nine-month period due to a reduction in the provision for future contingent payments resulting from decreased near-term sales projections of steel deck-framing systems. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.2% in the 2012 nine-month period from 21.8% in the 2011 nine-month period.

Interest Expense. Net interest expense decreased $3.9 million to $8.9 million for the 2012 nine-month period from $12.8 million in the 2011 nine-month period. The decrease was the result of a significant decrease in debt during the 2012 nine-month period, primarily due to the repayment of the $91.9 million principal balance on the convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 3.4% in the 2012 nine-month period from 5.9% in the 2011 nine-month period.

Provision for Income Taxes. The effective tax rate for the 2012 and 2011 nine-month periods was 9.3% and (64.1%), respectively, which resulted in an expense of $0.7 million and a benefit of $2.6 million, in the respective nine-month periods. The effective tax rate for the 2011 nine-month period was primarily the result of benefits recorded in the first quarter related to the favorable resolution of uncertain tax positions. Excluding these benefits, the effective tax rate for the nine-months ended September 30, 2011 was approximately 0.1%. The effective tax rate was substantially lower than the statutory rate in both nine-month periods due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2012, we had $2.5 million of cash and cash equivalents.

Sources and Uses of Cash. Cash provided by operating activities for the 2012 nine-month period was $60.4 million compared to cash provided by operating activities of $41.2 million for the 2011 nine-month period. The $19.2 million increase was primarily related to a reduction in inventory levels, which accounted for a $24.3 million improvement in cash provided by operating activities. The favorable effect of the reduced inventory levels was partially offset by an increase in the ending accounts receivable balance at September 30, 2012 compared to September 30, 2011. The increased accounts receivable balance was a result of increased sales in the 2012 nine-month period compared to the 2012 nine-month period. We expect to collect substantially all outstanding accounts receivable balances by the end of 2012.

Cash used in investing activities totaled $5.6 million in the 2012 nine-month period compared to cash used in investing activities of $8.1 million in the 2011 nine-month period. The decrease is primarily attributable to the acquisition of substantially all of the assets of Iron Deck Corporation in the 2011 nine-month period. Capital expenditures in the 2012 nine-month period consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash used in financing activities was $56.8 million in the 2012 nine-month period compared to cash used in financing activities of $10.1 million in the 2011 nine-month period. In the 2012 nine-month period, we used cash on hand, including $37.0 million classified as restricted cash, to repay in full the $91.9 million principal balance on the convertible notes. Our net borrowings from the revolving credit facility were $2.0 million in the 2012 nine-month period compared to no borrowings in the 2011 nine-month period.

Capital Requirements. Capital expenditures in the 2012 nine-month period totaled $5.6 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2012 will be approximately $10 to $15 million.

Indebtedness. At September 30, 2012, our indebtedness totaled $2.0 million and the annualized weighted average interest rate of such indebtedness was 2.2%.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At September 30, 2012, we had $2.0 million of outstanding borrowings under the revolving credit facility and additional available borrowing capacity of approximately $59.3 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2012, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of September 30, 2012 are generally lower than distributor inventory levels as of September 30, 2011. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations. We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2011. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2012.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.2	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.3	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.4	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed herewith.

10.5	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed herewith.*

10.6	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 1, 2012	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.2	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.3	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed herewith.

10.4	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed herewith.

10.5	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed herewith.*

10.6	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.