Form 10-K
period 2012-12-31
TREX CO INC
filed 2013-02-19
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2012, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $463.4 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 8, 2013 was 17,051,008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2013 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc. (the “Company”), founded as a Delaware corporation in 1998, is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Products

We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim and steel deck framing categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. The majority of our products are made in a proprietary process that combines waste wood fibers and reclaimed polyethylene. Our products are provided in a wide selection of popular sizes and lengths and are available with several finishes and/or numerous colors.

Decking. We market our decking products under a number of brand names. Our principal brand names for decking are:

•	Trex Transcend®, Trex Enhance® and Trex Select®, which each feature a protective shell for enhanced protection against fading, staining and scratching;

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other; and

•	Trex Escapes®, which is an ultra-low maintenance cellular PVC deck board.

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

Porch. Our Trex Transcend Porch Flooring and Railing System is an integrated system of porch components and accessories.

Fencing. We offer our Trex Seclusions® fencing product through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps.

Trim. Our TrexTrim™ product is a low maintenance cellular PVC residential exterior trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

Miscellaneous. We offer a steel deck framing system called Trex Elevations®. We also offer a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps, called Trex DeckLighting™. The line includes a post cap light, deck rail light, riser light and a recessed deck light.

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our principal licensed products are:

•	Trex Outdoor Furniture™, which is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc.;

•	Trex RainEscape®, which is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC;

•	Trex CustomCurve®, which is an on-site system that allows contractors to heat and bend Trex products manufactured and sold by CurveIt, LLC;

•	Trex Pergolas™, which are pergolas made from TrexTrim™, our low maintenance cellular PVC trim product, marketed by Home and Leisure, Inc. dba Backyard America; and

•	Diablo® Trex Blade, which is a specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These features eliminate most of the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Like wood, Trex products are slip-resistant (even when wet) and are less vulnerable to damage from ultraviolet rays. Trex Accents can be painted and stained. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure. However, Trex does offer the Trex Elevations steel deck framing system.

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

•

Brand: Expand preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, aesthetics and overall performance in the outdoor living space. Leverage online efforts to build a bigger Trex brand presence digitally, extending our footprint nationally and globally.

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence, thereby making our products available wherever our customers choose to purchase their decking, railing, porch and trim products.

•

Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

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

Customers and Distribution

We distribute and/or sell our products as follows:

Wholesale Distributors/Retail Lumber Dealers. In 2012, we generated most of our sales through our wholesale distribution network by selling Trex products to wholesale distributors, who in turn, marketed our products to retail lumber outlets. These retail dealers sell to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint a distributor on a non-exclusive basis to distribute Trex products within a specified area. The distributor generally purchases our products at prices in effect at the time we ship the product to the distributor. Based on our 2012 net sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our net sales.

Home Depot and Lowe’s. We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance and generates sales to contractors that purchase from independent dealers. Based on our 2012 net sales, sales to Lowe’s exceeded 10% of our net sales.

Manufacturing Process

We have manufacturing facilities in Winchester, Virginia and Fernley, Nevada, which had floor space of approximately 455,000 square feet and 250,000 square feet, respectively, at December 31, 2012. In September 2007, we suspended operations at our Olive Branch, Mississippi facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Our manufacturing capacity utilization rate was 32%, excluding the Olive Branch facility, during the year ended December 31, 2012.

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

We utilize Six Sigma practices and Standard Lean Manufacturing methodology within our plant operations. We also incorporate the use of these tools throughout our Company in the planning and execution of those projects that are the most important to our success.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2012, we purchased substantially all of our waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on our business.

Waste Wood Fiber. Woodworking plants or mills are our preferred suppliers of waste wood fiber because the waste wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate waste wood fiber as a byproduct of their manufacturing operations.

If the waste wood fiber meets our specifications, our waste wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of waste wood fiber each year. Depending on our needs, the amount of waste wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.

PE Material. The PE material we consumed in 2012 was primarily composed of recovered plastic film and plastic bags. Approximately two billion pounds of polyethylene resin are used in the manufacture of stretch film and plastic bags in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers under supply contracts that commit us to purchase minimum levels for each year extending through 2015. The Company has purchase commitments under the third-party manufacturing contracts of $7.3 million, $4.4 million and $1.9 million for the years ending December 31, 2013, 2014 and 2015, respectively.

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

Our primary competition consists of wood products, which constituted a substantial majority of 2012 decking and railing sales, as measured by linear feet of lumber. A majority of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood-plastic composite / PVC segment of the decking and railing market. Our principal competitors include Advanced Environmental Recycling Technologies, Inc., Azek Building Products, Inc. and Fiber Composites, LLC.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2012 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate most of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Employees

At December 31, 2012, we had approximately 550 full-time employees, approximately 400 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 19, 2013.

Name	Age	Positions with Company
Ronald W. Kaplan	61	Chairman, President and Chief Executive Officer; Director
James E. Cline	61	Vice President and Chief Financial Officer
Christopher P. Gerhard	40	Vice President, Sales
William R. Gupp	53	Chief Administrative Officer, General Counsel and Secretary
F. Timothy Reese	60	Vice President, Operations
Adam D. Zambanini	36	Vice President, Marketing
William F. Andrews	81	Director
Paul A. Brunner	77	Director
Michael F. Golden	59	Director
Jay M. Gratz	60	Director, Lead Independent Director
Frank H. Merlotti, Jr.	62	Director
Richard E. Posey	66	Director
Patricia B. Robinson	60	Director

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

Christopher P. Gerhard has served as Vice President, Sales of the Company since June 2012. From May 2006 through June 2012, Mr. Gerhard served in a number of capacities at the Company, most recently as Director, Field Sales. From 2002 to May 2006, Mr. Gerhard served in various capacities with Kraft Foods North America, a manufacturer of food and beverages, most recently as Southeast Region Customer Category Manager. Mr. Gerhard received a B.A. in English from the University of North Carolina—Greensboro, and a Masters in Science from Ohio University.

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

Michael F. Golden has served as a director of the Company since February 2013. Mr. Golden currently serves as Co-Vice Chairman of the Board of Directors of Smith and Wesson Holding Corporation, a manufacturer of firearms and firearms-related products and accessories, and served as President and Chief

Executive Officer of such company from December 2004 until his retirement in September 2011. Mr. Golden was employed in various executive positions with the Kohler Company, which manufactures kitchen and bath plumbing fixtures, furniture, tile, engines, and generators, and operates resorts, from February 2002 until December 2004, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company, which manufactures tools and hardware, from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President, Sales and Marketing for a division of The Black & Decker Corporation, which manufactures tools and hardware, where he was employed from 1981 until 1996. Mr. Golden also serves on the Board of Directors of Infinity Resources Holding Company. Mr. Golden received a B.S. degree in Marketing from Pennsylvania State University and a M.B.A. degree from Emory University.

Jay M. Gratz has served as a director of the Company since February 2007, and Lead Independent Director since May 2010. Mr. Gratz has served as the Chief Financial Officer of VisTracks, Inc., an application enabling platform service provider, since March 2010, and a director of such company since April 2010. Mr. Gratz was a partner in Tatum LLC, a national executive services and consulting firm that focuses on the needs of the Office of the CFO between February 2010 and March 2010. From October 2007 through February 2010, Mr. Gratz was an independent consultant. From 1999 through October 2007, Mr. Gratz served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, and as President of Ryerson Coil Processing Division from November 2001 until October 2007. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries, a steel company, from 1994 through 1998, and served in various other positions, including Vice President of Finance, within that company since 1975. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from State University of New York in Buffalo and an M.B.A. degree from Northwestern University Kellogg Graduate School of Management.

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

Richard E. Posey has served as a director of the company since May 2009. He served as President and Chief Executive Officer of Moen Incorporated, a manufacturer of faucets, for six years before retiring in 2007. Prior to joining Moen, Mr. Posey was President and Chief Executive Officer of Hamilton Beach / Proctor Silex, Inc., a manufacturer of small kitchen appliances, for five years. Mr. Posey began his career at S.C. Johnson & Son, a supplier of cleaning and other household products, where for 22 years he served in a series of increasingly responsible management positions, both overseas and in the U.S., culminating with Executive Vice President, Consumer Products, North America. Mr. Posey is a Founding Trustee, Virginia Commonwealth University School of Engineering Foundation. He received a B.A. degree in English from The University of Southern California and an M.B.A. degree from The University of Michigan.

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

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing, trim and deck framing sales. Since wood/plastic composite products were introduced to the market in the early 1990’s, their market acceptance has increased, but during the last few years, the rate of conversion from purchasing wood products to purchasing wood/plastic composite products has slowed. Our ability to grow will depend largely on our success in continuing to convert demand for wood in decking, railing, fencing, trim and deck framing applications into a demand for Trex products. To increase our market share, we must overcome:

•	the consumer lack of awareness of the enhanced value of non-wood decking, railing, fencing, trim and deck framing alternatives in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the consumer lack of awareness that the greater initial expense of Trex products compared to wood is a one-time cost that is realized over time as Trex products have a longer life span than wood;

•	the established relationships existing between suppliers of wood decking, railing, fencing, trim and deck framing products and contractors and homebuilders;

•	actual and perceived quality issues with first generation wood/plastic composite products; and

•	the competition from other wood-alternative manufacturers.

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

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant warranty expenses related to a small portion of our production manufactured at our Fernley, Nevada facility prior to 2007 and have increased our warranty reserve accordingly. We have limited our financial exposure by agreeing to settle a nationwide class action lawsuit which fixes our obligation in each claim to provide replacement product and provide a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims, our ultimate losses may exceed our warranty reserve. Increases we have made to the warranty reserve and payments for related claims in recent years have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows should we make such increases and pay such claims.

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

The production of our product requires substantial amounts of wood fiber and PE material. Our business strategy is to create a substantial cost advantage over our competitors by using recycled plastic and reclaimed wood. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or from the failure to obtain sufficient additional raw materials to meet planned increases in production. Our ability to obtain adequate supplies of PE material depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations.

We sell to certain customers that account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

A limited number of customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 90% of gross sales during fiscal year 2012, 89% during fiscal year 2011 and 92% during fiscal year 2010.

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

The demand for our products is correlated to changes in the health of the economy in general, and the level of activity in home improvements and, to a much lesser extent, new home construction. These activity levels, in turn, are affected by such factors as home equity values, consumer spending habits, employment, interest rates and inflation. Market conditions in the housing industry slowed significantly in 2008 and subsequent periods thereafter, particularly in new home construction. Home equity values in many markets that decreased significantly during those time periods have not recovered or have only begun to recover. This devaluation in home equity values has adversely affected the availability of home equity withdrawals, which have resulted in decreased home improvement spending. Beginning in 2008, the economy has suffered an unprecedented downturn. We cannot predict when the economy and the home remodeling and new home construction environments will fully recover. Any continued economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, porches, fencing and trim, which could adversely affect the demand for our products.

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

At December 31, 2012, we had $104.4 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In September 2009, we recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the facility. Of our net property, plant and equipment at December 31, 2012, approximately $8.7 million is located at our Olive Branch, Mississippi manufacturing facility. We do not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Our level of indebtedness, and ability to continue to obtain financing on favorable terms, could adversely affect our financial health and ability to compete.

As of December 31, 2012, we had $5.0 million of total indebtedness. This amount has been substantially reduced from its level on December 31, 2011 due to our repayment on July 1, 2012 of the remaining $91.9 million principal balance on our 6% Convertible Senior Subordinated Notes, which matured as of such date. It is foreseeable that we will need to borrow on our current senior secured credit facility in 2013 for working capital purposes. In addition, we may borrow money in the event we elect to pursue an acquisition or other transaction. Accordingly, our future level of indebtedness could have important consequences. For example, it may:

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

Our ability to make future principal and interest payments, borrow and repay amounts under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate sufficient cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default. Our ability to borrow under our revolving credit facility is tied to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. To remain in compliance with our credit facility, we must maintain specified financial ratios based on our levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 32,000 square feet of office space, under a lease that expires in March 2020. In 2005, in anticipation of relocating our corporate headquarters, we entered into an agreement to lease approximately 55,000 square feet of office space in Dulles, Virginia. The lease expires in mid-2019. Subsequently, we reconsidered our decision to relocate our corporate headquarters and decided not to move. We have executed subleases for the entire space we currently lease. The terms of the existing subleases expire in years 2013 to 2019. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 12 to our consolidated financial statements appearing elsewhere in this report.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our manufacturing facilities, which contain approximately 455,000 square feet of space, and our research and development technical facility. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites.

We lease a total of approximately 1.0 million square feet of storage warehouse space under leases with expiration dates ranging from 2014 to 2025. For information about these leases, see Note 9 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2012, we spent a total of $7.6 million on capital expenditures, primarily to make process and productivity improvements. We estimate that our capital expenditures in 2013 will be in approximately $10 to $15 million. We expect to use these expenditures principally to make process and productivity improvements and upgrade systems.

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

The Company believes that the claims discussed above relating to mold growth are without merit and denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation. During the three months ended December 31, 2012, the Company recorded $1.5 million to expense related to these claims. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed $10 million.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2012 and 2011 as reported by the New York Stock Exchange:

2012	High	Low
First Quarter	$32.76	$22.62
Second Quarter	33.89	25.41
Third Quarter	34.74	24.51
Fourth Quarter	40.81	32.57

2011	High	Low
First Quarter	$33.39	$22.68
Second Quarter	34.00	23.24
Third Quarter	25.97	15.40
Fourth Quarter	23.78	14.53

Dividend Policy

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not anticipate paying any cash dividends on the common stock in the foreseeable future. Under the terms of our credit agreement, there are restrictions on our ability to pay dividends.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2007 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2008, 2009, 2010, 2011 and 2012.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
Trex Company	$100.00	$193.42	$230.32	$281.55	$269.21	$437.49
Russell 2000	$100.00	$66.21	$84.20	$106.81	$102.34	$119.08
S&P 600 BPI	$100.00	$76.03	$95.38	$108.33	$101.80	$132.20

Other Stockholder Matters

As of February 8, 2013, there were approximately 217 holders of record of our common stock.

In 2012, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2012, 2011, 2010, 2009 and 2008 and for each of the years in the five-year period ended December 31, 2012.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$307,354	$266,789	$317,690	$272,286	$329,194
Cost of sales	222,772	203,998	244,875	191,759	242,349

Gross profit	84,582	62,791	72,815	80,527	86,845
Selling, general and administrative expenses	71,907	60,620	67,764	65,257	66,958
Impairment of long-lived assets	—	—	—	23,251	—

Income (loss) from operations	12,675	2,171	5,051	(7,981)	19,887
Interest expense, net	8,946	16,364	15,288	14,699	15,282

Income (loss) before income taxes	3,729	(14,193)	(10,237)	(22,680)	4,605
Provision (benefit) for income taxes	1,009	(2,605)	(171)	(5,811)	(750)

Net income (loss)	$2,720	$(11,588)	$(10,066)	$(16,869)	$5,355

Basic earnings (loss) per share	$0.17	$(0.75)	$(0.66)	$(1.12)	$0.36

Basic weighted average shares outstanding	16,123,592	15,388,456	15,187,028	15,061,603	14,956,927

Diluted earnings (loss) per share	$0.16	$(0.75)	$(0.66)	$(1.12)	$0.35

Diluted weighted average shares outstanding	17,064,856	15,388,456	15,187,028	15,061,603	15,113,083

Cash Flow Data:
Cash provided by operating activities	$60,443	$33,847	$18,994	$35,063	$33,042
Cash used in investing activities	(7,484)	(9,367)	(9,773)	(6,638)	(8,594)
Cash used in financing activities	(55,326)	(47,224)	(1,465)	(32,100)	(1,325)

Other Data (unaudited):
EBITDA (5)	$29,149	$20,589	$24,666	$38,172	$44,763

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$2,159	$41,526	$27,270	$19,514	$23,189
Working capital	10,158	(18,574)	66,057	49,214	54,086
Total assets	168,615	228,090	247,815	244,543	296,085
Total debt (including derivatives)	5,000	86,425	85,095	77,571	103,563
Total stockholder’s equity	$93,986	$92,499	$102,922	$110,198	$122,868

(1)	Year ended December 31, 2012 was materially affected by a pre-tax increase of $21.5 million to the warranty reserve.

(2)	Year ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve and a $2.6 million income tax benefit as a result of the settlement of uncertain tax positions.
(3)	Year ended December 31, 2010 was materially affected by a pre-tax increase of $15.0 million to the warranty reserve and $3.9 million for minimum purchase penalties.
(4)	Year ended December 31, 2009 was materially affected by pre-tax impairment of long-lived assets at idle Olive Branch facility of $23.3 million.
(5)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income (loss)	$2,720	$(11,588)	$(10,066)	$(16,869)	$5,355
Plus interest expense, net	8,946	16,364	15,288	14,699	15,282
Plus income tax provision (benefit)	1,009	(2,605)	(171)	(5,811)	(750)
Plus depreciation and amortization	16,474	18,418	19,615	22,902	24,876
Plus impairment of long-lived assets	—	—	—	23,251	—

EBITDA	$29,149	$20,589	$24,666	$38,172	$44,763

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim and steel deck framing categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products.

We have five principal decking products: Trex Transcend®, Trex Enhance®, Trex Select®, Trex Accents® and Trex Escapes®; two railing products: Trex Designer Series Railing® and Trex Transcend Railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the fourth quarter and full year 2012 include:

•	Net sales increased 15% in 2012 due primarily to an increase in sales volumes in 2012.

•

We generated positive cash flow from operations, repaid the $91.9 million principal balance on our convertible notes and ended the year with $5.0 million of outstanding borrowings under our revolving credit facility.

•	We recorded a $21.5 million increase to the warranty reserve in 2012 to support future warranty claim obligations related to product produced at our Fernley, Nevada facility prior to 2007.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products.

Sales Incentives / Early Buy Program: As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives, which together we reference as our

“early buy program,” include payment discounts and favorable payment terms. In addition, from time to time we may offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs.

We launched our early buy program for the 2013 decking season in December 2012. The timing and terms of the 2013 program are generally consistent with the timing and terms of the 2012 program launched in December 2011. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2012 were lower than in December 2011 due, in part, to the introduction of Select decking and railing as well as our Reveal Aluminum Railing Lines, all of which were not available for shipment until January 2013. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. We generally do not extend the payment terms beyond those offered in the program. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Inventories. We account for inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2012, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $23.7 million.

Product Warranty. We warrant that our products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to our Transcend®, Enhance® and Universal Fascia product, we further warrant that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

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

The average cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used, changes in the cost of production and the method of claim settlement. Although the cost per claim varies over time, it is less volatile and more predictable than the number of claims to be received, which is inherently uncertain. We are not aware of any analogous industry data that might be referenced in predicting future claims to be received. We evaluate our historical surface flaking claims activity in developing our estimate of future claims. We anticipated that the effects of a previously settled class action lawsuit would subside and the number of claims received would substantially diminish. Payments for surface flaking claims decreased from $28 million in 2007 to $9 million in 2012, and the number of claims received continues to decline.

During the three months ended September 30, 2012, we concluded, based on an analysis of recent claims activity, that the payments for surface flaking claims and the rate of decline in claims in 2012 would approximate the levels experienced in 2011, falling short of our estimated decline. As a result, we revised our estimate of the future claims to be received to reflect a rate of decline consistent with the trend emerging from the claims activity. The effect of reducing the anticipated rate of decline both increases the number of claims expected in future years and extends the number of years in which claims will be received. As a result of these changes in estimate, we recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012, and $21.5 million for the year ended December 31, 2012.

Our analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be received each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. We estimate that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. We estimate that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $3.0 million change in the warranty reserve. For additional information about product warranties, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates us to lease 55,047 square feet. We have executed subleases for the entire 55,047 square feet we currently lease. The terms of the existing subleases expire in years 2013 to 2019. We estimate that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than our remaining minimum lease payment obligations under our lease for the office space and have recorded a liability for the expected shortfall.

To estimate future sublease receipts for the periods beyond the term of the existing subleases, we have assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, economic conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

Valuation of Deferred Tax Assets. We account for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes.” Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We periodically assess the likelihood that we will be able to recover our deferred tax assets and reflect any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2012, we had a valuation allowance of $24.1 million primarily attributable to the uncertainty related to the realizability of our deferred tax assets. We considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of our cumulative loss history in the three-year period ended December 31, 2012, we determined that it is not more likely than not that our deferred tax assets will be realized. We believe that it is reasonably possible that we will no longer be in a cumulative loss position during future periods, which may result in a material change to our valuation allowance.

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

Results of Operations

The following table shows, for the last three years, selected statement of comprehensive income data as a percentage of net sales:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.5	76.5	77.1

Gross profit	27.5	23.5	22.9
Selling, general and administrative expenses	23.4	22.7	21.3

Income from operations	4.1	0.8	1.6
Interest expense, net	2.9	6.1	4.8

Income (loss) before taxes	1.2	(5.3)	(3.2)
Provision (benefit) for income taxes	0.3	(1.0)	—

Net income (loss)	0.9%	(4.3%)	(3.2%)

2012 Compared to 2011

Net Sales. Net sales in 2012 increased 15.2% to $307.4 million from $266.8 million in 2011. The increase in net sales was due primarily to a 15% increase in sales volume in 2012 compared to 2011. We attribute the increase in sales volumes in 2012 compared to 2011 to various factors, including:

•	Sales volumes in 2011 were depressed as a result of customers purchasing product in late 2010 to avoid an announced 2011 Transcend price increase;

•	Favorable weather conditions throughout 2012 compared to 2011 have allowed for a more favorable deck-building season, and;

•	Execution of growth strategies including introduction of new product lines and increased market share.

Gross Profit. Gross profit increased to $84.6 million in 2012 from $62.8 million in 2011. Gross profit as a percentage of net sales increased to 27.5% in 2012 from 23.5% in 2011. Gross profit in 2012 was adversely affected by a $21.5 million increase to the warranty reserve. Gross profit in 2011 was adversely affected by a $10.0 million increase to the warranty reserve. Excluding the aforementioned charges, gross profit in 2012 was $106.1 million, a $33.3 million increase compared to 2011. Underlying gross margin in 2012 was 34.6%, a 7.3% increase compared to 2011. Our gross margin improvement was due to improved manufacturing efficiencies, a favorable product mix as we transition decking sales to our shelled products and a favorable inventory valuation adjustment related to our significant reduction in inventory. This was offset by start-up costs related to the introduction of our high performance shelled products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11.3 million, or 18.6%, to $71.9 million in 2012 from $60.6 million in 2011. The increase in selling, general and administrative expenses in 2012 was primarily related to a $9.6 million increase in personnel related expenses due to increased incentive compensation, sales commissions and severance costs. In 2012, we recorded a $1.9 million loss on the disposal of equipment made obsolete by improvements in manufacturing technologies and a $1.5 million expense for costs associated with the mold and mildew class action lawsuit. These increases were partially offset by a $1.4 million benefit in 2012 due to a reduction in the provision for future contingent payments resulting from decreased near-term sales projections of steel deck framing systems. As a percentage of net sales, total selling, general and administrative expenses increased to 23.4% in 2012 from 22.7% in 2011.

Interest Expense. Net interest expense decreased 45.3% to $8.9 million in 2012 compared to $16.4 million in 2011. The decrease was the result of a significant decrease in debt during 2012, primarily due to the repayment of the $91.9 million principal balance on the convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 2.9% in 2012 from 6.1% in 2011.

Provision for Income Taxes. We recorded an expense for income taxes of $1.0 million in 2012 compared to a benefit of $2.6 million in 2011. The related effective tax rates were 27.06% in 2012 and 18.35% in 2011. Our effective tax rate for both years is substantially different than the statutory rate because we continue to maintain a full valuation allowance on our net deferred tax assets. As a result, our provision for income taxes and corresponding effective tax rate, are primarily a function of cash taxes paid to various jurisdictions, changes in indefinite-lived deferred tax liabilities and changes to liabilities associated with uncertain tax positions. The benefit recognized in 2011 was primarily related to the effects of favorably settled uncertain federal tax positions previously reserved under the provisions of ASC 740. The income tax expense recognized in 2012 was primarily related to cash taxes to various states where no net operating loss carry-forward is available to offset current year taxable income, unfavorable effect of permanent differences related to employee stock awards and increases in indefinite-lived deferred tax liabilities, primarily related to goodwill amortized for income taxes. We believe that it is reasonably possible that we will no longer be in a cumulative loss position during future periods, which may result in a material change to our valuation allowance.

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

Gross Profit. Gross profit decreased to $62.8 million in 2011 from $72.8 million in 2010. Gross profit as a percentage of net sales increased to 23.5% in 2011 from 22.9% in 2010. Gross profit in 2011 was adversely affected by a $10.0 million increase to the warranty reserve. Gross profit in 2010 was adversely affected by $18.9 million of charges including a $15.0 million increase to the warranty reserve and $3.9 million for minimum purchase penalties. Excluding the aforementioned charges, gross profit in 2011 was $72.8 million, an $18.9 million decrease compared to 2010. Underlying gross margin in 2011 was 27.3%, a 1.6% decrease compared to 2010. We recognized a combined 8.5% margin improvement from the following two categories in 2011: the elimination of the 2010 Transcend startup earnings drag and improved manufacturing efficiencies. The aforementioned 8.5% margin improvement was fully offset by sales related and other items, which decreased margins by 5% and operating at lower levels of capacity utilization, which resulted in 3.6% of margin deterioration.

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

Sources and Uses of Cash. Net cash provided by operating activities totaled $60.4 million in 2012 compared to net cash provided by operating activities of $33.8 million in 2011. The $26.6 million improvement in cash provided by operating activities was primarily a result of increased net sales and an $11 million decrease in inventory balances during 2012.

Accounts receivable balances decreased to $26.5 million at December 31, 2012 compared to $29.2 million at December 31, 2011. We launched our pre-decking season early buy incentive program in December 2012. The program offers customers discounts and favorable payment terms. Substantially all of the accounts receivable balances at December 31, 2012 were subject to the terms of our early buy program. We expect to collect all outstanding accounts receivable balances by April 2013.

Net cash used in investing activities totaled $7.5 million in 2012 compared to cash used in investing activities of $9.4 million in 2011. The decrease is primarily attributable to the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck framing systems, in 2011. Capital expenditures in 2012 consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products. In 2011, net cash used in investing activities totaled $9.4 million compared to $9.8 million in 2010.

Net cash used in financing activities was $55.3 million in 2012 compared to cash used in financing activities of $47.2 million in 2011. In 2012, we used cash on hand, including $37.0 million classified as restricted cash in 2011, to repay in full the $91.9 million principal balance on the convertible notes. Our net borrowings from the revolving credit facility were $5.0 million in 2012 compared to no borrowings in 2011. Net cash used in financing activities was $47.2 million in 2011, compared to net cash used in financing activities of $1.5 million in 2010.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and favorable payment terms. In addition, from time to time, we may offer price discounts on specified products and other incentives based on increases in distributor purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding the inventory in the distribution channel. Because only a few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. Our sales in the fourth quarter of 2012 were lower than our sales in the fourth quarter of 2011. We believe that the inventory volume in the distribution channel at December 31, 2012 is lower than or comparable to the inventory volume in the distribution channel at December 31, 2011. Significant changes in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and regularly monitor the adequacy of the remaining warranty reserve. During 2012, we paid approximately $8.8 million to settle claims against the warranty reserve, which had a material adverse effect on cash flow from operations, and increased the warranty reserve an additional $21.5 million to reflect a revision of the estimate of the number and cost of claims. We estimate that the number of claims received will continue to decline over time. If the level of new claims received does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Indebtedness. On January 6, 2012, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with BB&T, as a lender, Administrative Agent, Swing Line Lender, Letter of

Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC (“Wells Fargo”) as a lender and a Collateral Agent; and BB&T Capital Markets (“BB&T Capital”), as Lead Arranger to amend the Credit Agreement. BB&T and Wells Fargo are referenced herein as the “Lenders.” These new agreements replace our previous revolver note, the swing advance note and the letter of credit facility, in their entireties and account for all of our debt capacity. No additional fees were due or owing as a result of the termination of the previous agreements.

Under the Amended Credit Agreement, the Lenders agreed to provide us with one or more revolving loans in a collective maximum principal amount of $100,000,000 (the “Revolver Loans”).

Included within the Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5,000,000 (the “Swing Advance Loan”). The Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness.

The Revolver Loans, the Swing Advances and the Letter of Credit Facility provide us, in the aggregate, the ability to borrow a principal amount not to exceed $100,000,000 at any one time outstanding (the “Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by us and each of the Collateral Agents). We are not obligated to borrow any amount under the Revolving Loan Limit. Within the Revolving Loan Limit, we may borrow or repay at any time or from time to time while the Revolving Loans are in effect.

Base Rate Advances (as defined in the Amended Credit Agreement) under the Revolver Loans and the Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Amended Credit Agreement) and Euro-Dollar Advances for the Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on January 9, 2015.

The Letter of Credit Facility provides that upon our application, BB&T shall issue to our credit one or more letters of credit in the aggregate amount of up to $15,000,000, or such lesser amount as may be required by law. We shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

Amounts drawn under the Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2012, we had $5.0 million of outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $56.7 million.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Amended Credit Agreement, we are required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in our Loans at December 31, 2012. Under the Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. We agreed that we will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85,000,000.

(b)	Fixed Charge Coverage Ratio. We agreed that we will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed that we will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

Failure to comply with the financial covenants in our Amended Credit Agreement could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under our Amended Credit Agreement.

At December 31, 2012, our total indebtedness was $5.0 million and the annualized overall weighted average interest rate of such indebtedness was approximately 2.2%.

Contractual Obligations. The following tables show, as of December 31, 2012, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Line of credit	$5,000	$5,000	$—	$—	$—
Purchase commitments (1)	41,164	25,806	15,346	12	—
Operating leases	48,848	6,124	12,071	10,179	20,474

Total contractual cash obligations	$95,012	$36,930	$27,417	$10,191	$20,474

(1)	Purchase commitments represent supply contracts with third-party manufacturers and raw material vendors.

We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $7.6 million in 2012, $7.4 million in 2011 and $10.0 million in 2010, primarily to make process and productivity improvements. We currently estimate that capital expenditures in 2013 will be approximately $10 to $15 million. Capital expenditures in 2013 are expected to be used primarily to make process and productivity improvements and upgrade systems.

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

We are subject to market risks from changing interest rates associated with our borrowings. At December 31, 2012, we had $5.0 million of debt outstanding under our variable rate revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity based on balances outstanding at December 31, 2012.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2012.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-25 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 19, 2013	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 19, 2013	By:	/s/ JAMES E. CLINE
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

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Trex Company, Inc. and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 19, 2013

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2012 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2012 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2012 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2012 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2013 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2012 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-25 of this report and are incorporated by reference in Part II, Item 8:

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.6	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.8	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.9	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.11	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.14	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.15	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.16	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.11	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.12	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.13	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.14	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.15	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.16	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.17	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.24	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.25	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of changes in stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-26

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 19, 2013

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$2,159	$4,526
Restricted cash	—	37,000
Accounts receivable, net	26,542	29,192
Inventories	17,521	28,896
Prepaid expenses and other assets	2,188	2,118
Income taxes receivable	435	322
Deferred income taxes	3,792	—

Total current assets	52,637	102,054
Property, plant and equipment, net	104,425	115,212
Goodwill and other intangibles	10,550	10,558
Other assets	1,003	266

Total Assets	$168,615	$228,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,161	$11,892
Accrued expenses	18,818	16,187
Accrued warranty	7,500	6,000
Deferred income taxes	—	124
Line of credit	5,000	—
Current portion of long-term debt	—	86,425

Total current liabilities	42,479	120,628
Deferred income taxes	7,353	2,819
Non-current accrued warranty	21,487	10,345
Other long-term liabilities	3,310	1,799

Total Liabilities	74,629	135,591

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,010,493 and 15,602,132 shares issued and outstanding at December 31, 2012 and 2011, respectively	170	156
Additional paid-in capital	98,638	99,885
Retained deficit	(4,822)	(7,542)

Total Stockholders’ Equity	93,986	92,499

Total Liabilities and Stockholders’ Equity	$168,615	$228,090

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except share and per share data)
Net sales	$307,354	$266,789	$317,690
Cost of sales	222,772	203,998	244,875

Gross profit	84,582	62,791	72,815
Selling, general and administrative expenses	71,907	60,620	67,764

Income from operations	12,675	2,171	5,051
Interest expense, net	8,946	16,364	15,288

Income (loss) before income taxes	3,729	(14,193)	(10,237)
Provision (benefit) for income taxes	1,009	(2,605)	(171)

Net income (loss)	$2,720	$(11,588)	$(10,066)

Basic earnings (loss) per common share	$0.17	$(0.75)	$(0.66)

Basic weighted average common shares outstanding	16,123,592	15,388,456	15,187,028

Diluted earnings (loss) per common share	$0.16	$(0.75)	$(0.66)

Diluted weighted average common shares outstanding	17,064,856	15,388,456	15,187,028

Other comprehensive income:
Net derivative losses on interest rate swaps, before tax	—	312	80
Income tax expense (benefit) related to net derivative losses on interest rate swaps	—	128	(1)

Other comprehensive income, net of tax	—	184	81

Comprehensive income (loss)	$2,720	$(11,404)	$(9,985)

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2009	15,397,093	$154	$96,197	$(265)	$14,112	$110,198
Net loss	—	—	—	—	(10,066)	(10,066)
Net derivatives losses on interest rate swaps, net of tax	—	—	—	81	—	81
Employee stock purchase and option plans	27,140	1	169	—	—	170
Repurchases of common stock	(54,922)	—	(1,089)	—	—	(1,089)
Stock-based compensation	88,691	—	3,628	—	—	3,628

Balance, December 31, 2010	15,458,002	155	98,905	(184)	4,046	102,922
Net loss	—	—	—	—	(11,588)	(11,588)
Net derivatives losses on interest rate swaps, net of tax	—	—	—	184	—	184
Employee stock purchase and option plans	139,228	1	1,426	—	—	1,427
Repurchases of common stock	(62,543)	—	(3,092)	—	—	(3,092)
Stock-based compensation	67,445	—	3,146	—	—	3,146
Repurchases of convertible notes	—	—	(500)	—	—	(500)

Balance, December 31, 2011	15,602,132	156	99,885	—	(7,542)	92,499
Net income	—	—	—	—	2,720	2,720
Employee stock purchase and option plans	234,552	2	820	—	—	822
Repurchases of common stock	(37,151)	1	(5,525)	—	—	(5,524)
Stock-based compensation	149,215	—	3,469	—	—	3,469
Common stock issued upon conversion of notes	1,061,745	11	(11)	—	—	—

Balance, December 31, 2012	17,010,493	$170	$98,638	$—	$(4,822)	$93,986

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income (loss)	$2,720	$(11,588)	$(10,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,009	18,170	20,788
Debt discount amortization	5,450	10,538	8,149
Deferred income taxes	618	165	200
Stock-based compensation	3,469	3,146	3,628
Loss on disposal of property, plant and equipment	1,909	711	436
Other non-cash adjustments	(314)	621	1,224
Changes in operating assets and liabilities:
Accounts receivable	2,660	23,931	(21,915)
Inventories	11,376	125	1,083
Prepaid expenses and other assets	(405)	(19)	2,474
Accounts payable	(731)	(3,215)	(1,407)
Accrued expenses and other liabilities	16,784	(8,385)	6,604
Income taxes receivable (payable)	(102)	(353)	7,796

Net cash provided by operating activities	60,443	33,847	18,994

Investing Activities
Expenditures for property, plant and equipment	(7,593)	(7,419)	(9,966)
Proceeds from sales of property, plant and equipment	3	28	85
Purchase of acquired company, net of cash acquired	(11)	(2,075)	—
Notes receivable, net	117	99	108

Net cash used in investing activities	(7,484)	(9,367)	(9,773)

Financing Activities
Financing costs	(750)	(135)	—
Restricted cash	37,000	(37,000)	—
Borrowings under line of credit	93,700	—	44,000
Principal payments under line of credit	(88,700)	—	(44,000)
Principal payments under mortgages and notes	(91,875)	(2,542)	(545)
Repurchases of convertible notes	—	(5,882)	—
Repurchases of common stock	(5,522)	(3,092)	(1,089)
Proceeds from employee stock purchase and option plans	821	1,427	169

Net cash used in financing activities	(55,326)	(47,224)	(1,465)

Net increase (decrease) in cash and cash equivalents	(2,367)	(22,744)	7,756
Cash and cash equivalents at beginning of year	4,526	27,270	19,514

Cash and cash equivalents at end of year	$2,159	$4,526	$27,270

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$5,792	$6,349	$6,526
Cash paid (received) for income taxes, net	$590	$658	$(7,553)

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish Company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2012.

Iron Deck Acquisition

On May 2, 2011, the Company completed the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck framing systems located in Denver, Colorado, for approximately $2 million in cash plus the assumption of certain liabilities. As a result of the acquisition, the Company recorded an increase of $3.7 million to Goodwill. No other material tangible or intangible assets were identified. The provisions of the purchase agreement allow for future payments contingent upon certain future sales targets. The contingent payments were estimated as purchase consideration at the acquisition date and may be revised if actual sales differ from projected sales. As a result of decreased near-term sales projections of steel deck framing systems, the Company reduced its provision for future contingent payments and recorded a $1.4 million benefit to selling, general and administrative expenses in the year ended December 31, 2012.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2012, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

In the years ended December 31, 2012, 2011 and 2010, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2012, two customers of the Company represented approximately 26% and 10% of the Company’s net sales. For the year ended December 31, 2011, one customer of the Company represented approximately 24% of the Company’s net sales. For the year ended December 31, 2010, one customer of the Company represented approximately 28% of the Company’s net sales. As of December 31, 2012, two customers represented 31% and 20%, respectively, of the Company’s accounts receivable balance.

Approximately 40%, 33%, and 41% of the Company’s raw materials purchases for the years ended December 31, 2012, 2011 and 2010, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company has not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2012, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $23.7 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2013 to 2019. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space and have recorded a liability for the expected shortfall.

To estimate future sublease receipts for the periods beyond the term of the existing subleases, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, economic conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

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

The Company measures fair value of the reporting unit based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of the business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting unit.

For the years ended December 31, 2012, 2011 and 2010, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2012, the Company had goodwill of $10.5 million that is subject to at least annual review of impairment.

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to the Company’s Transcend®, Enhance® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

The Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers several sales incentive programs to dealers and distributors, including rebates, pricing discounts, favorable payment terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. The Company accounts for consideration made pursuant to these programs in accordance with accounting guidance that governs consideration given by a vendor to a customer. With the exception of cooperative advertising, the Company classifies sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. The Company’s cooperative advertising program meets the requirements for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income. Cooperative advertising costs are accrued as incurred.

Stock-Based Compensation

The Company recognizes share-based compensation at the grant date of the award based on the fair value, and is recognized on a straight line basis as expense in the accompanying consolidated statements of comprehensive income over the vesting periods of the award, net of an estimated forfeiture rate.

Income Taxes

The Company accounts for income taxes and the related accounts in accordance with FASB ASC Topic 740, “Income Taxes”. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. Management periodically assesses the likelihood that the Company will be able to recover its deferred tax assets and reflects any changes in estimates in the valuation allowance. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2012, the Company had a valuation allowance of $24.1 million primarily attributable to the uncertainty related to the realizability of its deferred tax assets. The Company considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2012, management determined that it is not more likely than not that its deferred tax assets will be realized.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, research and development costs were $2.9 million, $2.5 million and $1.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2012 and December 31, 2011, $0.6 million and $0.9 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2012, 2011 and 2010, branding expenses, including advertising expenses as described above, were $20.5 million, $19.4 million and $20.6 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2012 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. Amounts related to interest rate swap contracts that were previously included in “Accumulated other comprehensive loss” and reclassified to “Interest expense, net” were immaterial for the years ended December 31, 2011 and 2010.

Investment in Denplax

The Company owns 35% of a joint venture, Denplax, with a Spanish environmental company and an Italian equipment manufacturer to operate a plant in Spain designed to recycle waste polyethylene. Denplax qualifies as a variable interest entity per relevant accounting guidance. Denplax was financed with initial equity contributions from the Company and the other partners and debt financing. The Company is not contingently liable for any of Denplax’s obligations. The Company does not control Denplax and records its proportional 35% share of Denplax’s operating results using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and the note. Both the equity investment and note remain fully reserved as of December 31, 2012.

New Accounting Standards

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

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2012	2011
Finished goods	$23,172	$29,980
Raw materials	18,068	27,134

Total FIFO inventories	41,240	57,114
Reserve to adjust inventories to LIFO value	(23,719)	(28,218)

Total LIFO inventories	$17,521	$28,896

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

During the year ended December 31, 2012, due to the liquidation of inventories, a portion of the Company’s cost of sales is based on prior year costs rather than current year costs. As a result, the Company recognized a benefit of $4.5 million in 2012. The effect of the liquidation of inventories in 2011 and 2010 on the Company’s cost of sales was immaterial.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2012	2011
Building and improvements	$57,435	$57,512
Machinery and equipment	218,359	224,611
Furniture and fixtures	1,999	2,445
Forklifts and tractors	5,373	5,095
Computer equipment	7,371	5,774
Construction in process	1,855	2,425
Land	8,858	8,858

	301,250	306,720
Accumulated depreciation	(196,825)	(191,508)

Total property, plant and equipment, net	$104,425	$115,212

The Company had construction in process as of December 31, 2012 of approximately $1.9 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2013.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 totaled $16.5 million, $18.4 million and $19.6 million, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2012	2011
Accrued compensation and benefits	$10,080	$2,116
Accrued sales and marketing costs	3,402	5,831
Accrued rent obligations	1,103	1,821
Accrued interest	8	2,807
Other	4,225	3,612

Total accrued expenses	$18,818	$16,187

6.	DEBT

Indebtedness. At December 31, 2012, the Company’s indebtedness totaled $5.0 million and the annualized overall weighted average interest rate of such indebtedness was approximately 2.2%.

Convertible Notes Offering. On July 2, 2012, the Company repaid the $91.9 million principal balance on the notes and, in accordance with the conversion feature of the notes, issued 1,061,745 shares of common stock to the note-holders.

Interest expense relating to the Company’s convertible notes for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Interest expense at coupon rate (6.0%)	$2,756	$5,726	$5,850
Non-cash interest in accordance with ASC 470-20	5,450	10,538	8,149

Total interest expense recognized on convertible debt instruments	$8,206	$16,264	$13,999

Revolving Credit Facility. On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with BB&T, as a lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC (“Wells Fargo”) as a lender and a Collateral Agent; and BB&T Capital Markets (“BB&T Capital”), as Lead Arranger to amend the Credit Agreement. BB&T and Wells Fargo are referenced herein as the “Lenders.” These new agreements replace the previous revolver note, the swing advance note and the letter of credit facility, in their entireties and account for all of the Company’s debt capacity. No additional fees were due or owing as a result of the termination of the previous agreements.

Under the Amended Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $100,000,000 (the “Revolver Loans”).

Included within the Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15,000,000 (the “Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5,000,000 (the “Swing Advance Loan”). The Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing the Company’s existing indebtedness.

The Revolver Loans, the Swing Advances and the Letter of Credit Facility provide the Company, in the aggregate, the ability to borrow a principal amount not to exceed $100,000,000 at any one time outstanding (the “Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by the Company and each of the Collateral Agents). The Company is not obligated to borrow any amount under the Revolving Loan Limit. Within the Revolving Loan Limit, the Company may borrow or repay at any time or from time to time while the Revolving Loans are in effect.

Base Rate Advances (as defined in the Amended Credit Agreement) under the Revolver Loans and the Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Amended Credit Agreement) and Euro-Dollar Advances for the Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on January 9, 2015.

The Letter of Credit Facility provides that upon the Company’s application, BB&T shall issue to the Company’s credit one or more letters of credit in the aggregate amount of up to $15,000,000, or such lesser amount as may be required by law. The Company shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

Amounts drawn under the Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2012, the Company had $5.0 million of outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $56.7 million.

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Amended Credit Agreement, the Company is required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The Company was in compliance with all covenants contained in the Loans at December 31, 2012. Under the Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. The Company agreed that it will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85,000,000.

(b)	Fixed Charge Coverage Ratio. The Company agreed that it will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. The Company agreed that it will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

Failure to comply with the financial covenants in the Amended Credit Agreement could be considered a default of the Company’s repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under the Amended Credit Agreement.

Long-Term Debt. The Company’s convertible notes have been reduced by debt discount of $5.5 million as of December 31, 2011 in accordance with the terms of ASC 470-20.

Long-term debt consists of the following as of December 31 (in thousands):

	2012	2011
Convertible notes	$—	$91,875
Less unamortized debt discount	—	(5,450)

	—	86,425
Less current portion	—	(86,425)

Long-term debt, excluding current portion	$—	$—

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$2,720	$(11,588)	$(10,066)

Denominator:
Basic weighted average shares outstanding	16,123,592	15,388,456	15,187,028
Effect of dilutive securities:
SARS and options	406,482	—	—
Restricted stock	51,799	—	—
Convertible notes	482,983	—	—

Diluted weighted average shares outstanding	17,064,856	15,388,456	15,187,028

Basic earnings (loss) per share	$0.17	$(0.75)	$(0.66)

Diluted earnings (loss) per share	$0.16	$(0.75)	$(0.66)

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earning per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2012	2011	2010
Restricted stock and stock options	117,322	240,969	394,852
Stock appreciation rights	121,206	618,178	1,057,147

8.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”), which was amended by its shareholders on May 7, 2008. The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000 shares. For the years ended December 31, 2012, 2011 and 2010, stock compensation expense related to awards under the 2005 Plan was $3.5 million, $3.1 million and $3.6 million, respectively. This expense is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Stock Options and Stock Appreciation Rights

The 2005 Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options and SARs are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2012 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2012, there was $1.3 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2012, 2011 and 2010, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Average risk-free interest rate	0.8%	2.0%	2.6%
Expected term (years)	5	5	5
Volatility	65.9%	65.0%	66.3%

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

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2012 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2012 was $25.75.

Stock option activity under the 2005 Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value as of December 31, 2012
Outstanding at December 31, 2009	249,515	$33.22
Granted	—	$—
Exercised	(1,483)	$23.34
Canceled	(25,586)	$34.41

Outstanding at December 31, 2010	222,446	$33.20
Granted	—	$—
Exercised	(57,027)	$27.94
Canceled	(20,350)	$31.71

Outstanding at December 31, 2011	145,069	$38.08
Granted	—	$—
Exercised	(23,189)	$31.35
Canceled	(1,242)	$20.00

Outstanding at December 31, 2012	120,638	$40.37	1.5	$152,058
Vested at December 31, 2012	120,638	$40.37	1.5	$152,058
Exercisable at December 31, 2012	120,638	$40.37	1.5	$152,058

At December 31, 2012, the price range of options outstanding was as follows:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Options Exercisable	Weighted- Average Exercise Price
$ 0.00 – 19.99	—	$—	—	—	$—
20.00 – 29.99	9,807	$25.44	2.6	9,807	$25.44
30.00 – 39.99	54,733	$37.20	0.7	54,733	$37.20
40.00 and over	56,098	$46.07	2.1	56,098	$46.07

Total	120,638	$40.37	1.5	120,638	$40.37

SAR activity under the 2005 Plan is as follows:

	SARs	Weighted-Average Grant Price Per Share
Outstanding at December 31, 2009	1,133,352	$13.25
Granted	136,666	$17.94
Exercised	(12,359)	$23.27
Canceled	(11,164)	$24.02
Vested at December 31, 2010	834,175	$14.21
Exercisable at December 31, 2010	799,482	$14.41
Outstanding at December 31, 2010	1,246,495	$13.70
Granted	96,765	$25.76
Exercised	(180,555)	$28.34
Canceled	—	$—
Vested at December 31, 2011	1,145,996	$13.34
Exercisable at December 31, 2011	930,748	$14.24
Outstanding at December 31, 2011	1,162,705	$13.17
Granted	100,914	$25.75
Exercised	(567,953)	$13.08
Canceled	(8,476)	$24.15
Outstanding at December 31, 2012	687,190	$18.56
Vested at December 31, 2012	1,281,648	$12.48
Exercisable at December 31, 2012	502,548	$16.54

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. Unvested restricted stock is generally forfeitable upon termination of a holder’s service as an employee, unless the individual’s service is terminated due to retirement, death or permanent disability. In the years ended December 31, 2012, 2011 and 2010, 156,927, 67,945 and 91,845 restricted shares were granted at $27.18, $25.86 and $17.41 per share, respectively. The total fair value of restricted shares vested for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $4.1 million, and $2.7 million, respectively. In the years ended December 31, 2012, 2011 and 2010, $2.0 million, $1.6 million and $1.7 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2012, there was $3.9 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 2.6 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Restricted stock activity under the 2005 Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2009	291,780	$11.79
Granted	91,845	$17.41
Vested	(136,849)	$19.72
Forfeited	(2,340)	$16.21

Nonvested at December 31, 2010	244,436	$13.65
Granted	67,945	$25.86
Vested	(151,706)	$27.06
Forfeited	(500)	$17.41

Nonvested at December 31, 2011	160,175	$22.99
Granted	156,927	$27.18
Vested	(94,705)	$26.88
Forfeited	(7,712)	$25.47

Nonvested at December 31, 2012	214,685	$24.16

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions from 1% to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2012, employees had purchased approximately 194,000 shares under the plan. In the years ended December 31, 2012, 2011 and 2010, compensation expense of $65.3 thousand, $86.3 thousand and $52.1 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

9.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2012 were as follows (in thousands):

Year Ending December 31,
2013	$6,124
2014	6,206
2015	5,865
2016	5,027
2017	5,152
Thereafter	20,474

Total minimum lease payments	$48,848

For the years ended December 31, 2012, 2011 and 2010, the Company recognized rental expenses of approximately $7.5 million, $8.0 million and $8.4 million, respectively.

10.	EMPLOYEE BENEFIT PLANS

Through December 31, 2012, the Company had a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covered substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010.

11.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2012, 2011 and 2010 consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current income tax provision (benefit):
Federal	$303	$(2,738)	$(16)
State	88	(32)	(355)

	391	(2,770)	(371)

Deferred income tax provision (benefit):
Federal	510	164	136
State	108	1	64

	618	165	200

Total income tax provision (benefit)	$1,009	$(2,605)	$(171)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory taxes	$1,305	$(4,826)	$(3,502)
State and local taxes, net of U.S. federal benefit	(418)	(650)	(1,971)
Permanent items	198	96	(1)
Federal credits	(54)	(59)	(66)
Other	46	(275)	(503)
Increase (decrease) in valuation allowance	(68)	3,109	5,872

Total income tax provision (benefit)	$1,009	$(2,605)	$(171)

Deferred tax assets and liabilities as of December 31, 2012 and 2011 consist of the following (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating losses	$9,962	$23,043
Warranty reserve	11,406	6,306
Stock-based compensation	2,654	3,254
Accruals not currently deductible and other	8,193	3,959
Inventories	5,008	4,137
State tax credit carryforwards	4,105	4,252

Gross deferred tax assets, before valuation allowance	41,328	44,951
Valuation allowance	(24,131)	(24,199)

Gross deferred tax assets, after valuation allowance	17,197	20,752

Deferred tax liabilities:
Debt discount	—	(2,103)
Depreciation and other	(20,758)	(21,592)

Gross deferred tax liabilities	(20,758)	(23,695)

Net deferred tax asset (liability)	$(3,561)	$(2,943)

The valuation allowance as of December 31, 2012 of $24.1 million is primarily attributable to the uncertainty related to the realizability of the Company’s deferred tax assets. The Company has considered all available evidence, both positive and negative, in determining the need for a valuation allowance. Based upon this analysis, including a consideration of the Company’s cumulative loss history in the three-year period ended December 31, 2012, management determined that it is not more likely than not that its deferred tax assets will be realized. The Company’s future realization of its deferred tax assets ultimately depends on the existence of sufficient taxable income in the carry-forward periods under the tax laws. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company has federal net operating losses of $40.9 million at December 31, 2012 which expire starting 2027.

As of December 31, 2012, the Company has effectively eliminated all unrecognized tax benefits. The following table illustrates changes to recorded unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Unrecognized tax benefits balance at January 1	$60	$3,126	$3,752
Gross increases related to prior year tax positions	—	1	—
Gross decreases related to prior year tax positions	(36)	(2,760)	—
Settlements	(22)	(245)	(609)
Lapse of statute of limitations	(2)	(62)	(17)

Unrecognized tax benefits balance at December 31	$—	$60	$3,126

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income. As of December 31, 2012 and December 31, 2011, the Company had no material amounts accrued for interest or penalties related to uncertain tax positions.

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

12.	COMMITMENTS AND CONTINGENCIES

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

The Company believes that the claims discussed above relating to mold growth are without merit and denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation. During the three months ended December 31, 2012, the Company recorded $1.5 million to expense related to these claims. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed $10 million.

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2012, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed. The PE material supply contracts have not had a material adverse effect on the Company’s business.

The waste wood and PE material supply contracts generally provide that the Company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2012, the Company has purchase commitments under waste wood and PE material supply contracts of $18.5 million, $8.6 million, $0.5 million and $12 thousand for the years ending December 31, 2013, 2014, 2015 and 2016, respectively.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2015. The Company has purchase commitments under the third-party manufacturing contracts of $7.3 million, $4.4 million, and $1.9 million for the years ending December 31, 2013, 2014 and 2015, respectively.

Contract Termination Costs

In anticipation of relocating the Company’s corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which began on January 1, 2006 and extends through June 30, 2019, obligates the Company to lease 55,047 square feet. The Company has executed subleases for the entire 55,047 square feet it currently leases. The terms of the existing subleases expire in years 2013 to 2019. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space and has recorded a liability for the expected shortfall.

To estimate future sublease receipts for the periods beyond the term of the existing subleases, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, poor economic conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of December 31, 2012, the minimum payments remaining under the Company’s lease over the years ending December 31, 2013, 2014, 2015, 2016, and 2017 are $1.7 million, $1.7 million, $1.7 million, $1.8 million and $1.8 million, respectively, and $2.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2013, 2014, 2015, 2016, and 2017 are $1.5 million, $1.5 million, $0.6 million, $0.6 million and $0.6 million, respectively, and $1.0 million thereafter. As a result of new leases executed with subtenants, the Company recognized an increase in estimated contract termination costs of $0.7 million during the year ended December 31, 2012.

The following table provides information about the Company’s liability under the lease (in thousands):

	2012	2011
Balance as of January 1,	$452	$567
Net rental receipts (payments)	(115)	(161)
Accretion of discount	39	46
Increase in net estimated contract termination costs	727	—

Balance as of December 31,	$1,103	$452

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and material and will not check, split, splinter, rot or suffer structural damage from termites or fungal decay. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. With respect to the Company’s Transcend®, Enhance® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

The average cost per claim may vary due to a number of factors, including the average size of affected decks, the type of replacement material used, changes in the cost of production and the method of claim settlement. Although the cost per claim varies over time, it is less volatile and more predictable than the number of claims to be received, which is inherently uncertain. The Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received. The Company evaluates its historical surface flaking claims activity in developing its estimate of future claims. The Company anticipated that the effects of a previously settled class action lawsuit would subside and the number of claims received would substantially diminish. Payments for surface flaking claims decreased from $28 million in 2007 to $9 million in 2012, and the number of claims received continues to decline.

During the three months ended September 30, 2012, the Company concluded, based on an analysis of recent claims activity, that the payments for surface flaking claims and the rate of decline in claims in 2012 would approximate the levels experienced in 2011, falling short of the Company’s estimated decline. As a result, the Company revised its estimate of the future claims to be received to reflect a rate of decline consistent with the trend emerging from the claims activity. The effect of reducing the anticipated rate of decline both increases the number of claims expected in future years and extends the number of years in which claims will be received. As a result of these changes in estimate, the Company recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012, and $21.5 million for the year ended December 31, 2012.

The Company’s analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be received each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $3.0 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2012	2011
Beginning balance, January 1	$16,345	$14,472
Provision for estimated warranties	21,487	9,976
Settlements made during the period	(8,845)	(8,103)

Ending balance, December 31	$28,987	$16,345

13.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2012	September 30, 2012 (a)	June 30, 2012	March 31, 2012	December 31, 2011 (b)	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands, except per share data)
Net sales	46,155	70,819	94,279	96,100	51,462	67,916	78,405	69,006
Gross profit (loss)	13,426	2,146	33,590	35,419	(1,052)	17,272	23,542	23,029
Net income (loss)	(3,619)	(14,312)	8,339	12,311	(18,255)	(496)	2,106	5,057
Basic net income (loss) per share	$(0.22)	$(0.86)	$0.54	$0.80	$(1.18)	$(0.03)	$0.14	$0.33
Diluted net income (loss) per share	$(0.22)	$(0.86)	$0.48	$0.74	$(1.18)	$(0.03)	$0.12	$0.30

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

(a)	Three months ended September 30, 2012 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve.
(b)	Three months ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2012:
Allowance for doubtful accounts (a)	$292	$(362)	$—	$77	$7

Warranty reserve	$16,345	$21,487	$—	$(8,845)	$28,987

Income tax valuation allowance	$24,199	$(68)	$—	$—	$24,131

Year ended December 31, 2011:
Allowance for doubtful accounts (a)	$335	$23	$—	$(66)	$292

Warranty reserve	$14,472	$9,976	$—	$(8,103)	$16,345

Income tax valuation allowance	$21,090	$3,109	$—	$—	$24,199

Year ended December 31, 2010:
Allowance for doubtful accounts (a)	$1,457	$(185)	$—	$(937)	$335

Warranty reserve	$11,524	$14,960	$—	$(12,012)	$14,472

Income tax valuation allowance	$15,218	$5,872	$—	$—	$21,090

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 19, 2013	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 19, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director

/s/ JAMES E. CLINE James E. Cline	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ WILLIAM F. ANDREWS William F. Andrews	Director

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ MICHAEL F. GOLDEN Michael F. Golden	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ RICHARD E. POSEY Richard E. Posey	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.6	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.8	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.9	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.11	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.14	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.15	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.16	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith.

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2008 and incorporated herein by reference.

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.5 to the Company’s Annual Report on 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance Award Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

10.8	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference.

10.11	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.12	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.13	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.14	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference.

10.15	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.16	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.17	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*

Exhibit Number	Exhibit Description
10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.

10.19	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.24	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.25	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.26	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) consolidated balance sheets, (ii) consolidated statements of comprehensive income, (iii) consolidated statements of changes in stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.