Form 10-Q
period 2013-03-31
TREX CO INC
filed 2013-05-03
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 22, 2013 was 17,185,089 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,902	$2,159
Accounts receivable, net	117,385	26,542
Inventories	15,034	17,521
Prepaid expenses and other assets	1,338	2,188
Income taxes receivable	514	435
Deferred income taxes	3,837	3,792

Total current assets	140,010	52,637
Property, plant, and equipment, net	102,246	104,425
Goodwill and other intangibles	10,548	10,550
Other assets	970	1,003

Total assets	$253,774	$168,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,035	$11,161
Accrued expenses	13,351	18,818
Accrued warranty	7,500	7,500
Line of credit	72,000	5,000

Total current liabilities	105,886	42,479
Deferred income taxes	7,161	7,353
Non-current accrued warranty	19,806	21,487
Other long-term liabilities	3,889	3,310

Total liabilities	136,742	74,629

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,174,484 and 17,010,493 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	172	170
Additional paid-in capital	100,113	98,638
Retained earnings (deficit)	16,747	(4,822)

Total stockholders’ equity	117,032	93,986

Total liabilities and stockholders’ equity	$253,774	$168,615

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$107,880	$96,100
Cost of sales	66,020	60,681

Gross profit	41,860	35,419
Selling, general and administrative expenses	19,842	18,601

Income from operations	22,018	16,818
Interest expense, net	251	4,411

Income before income taxes	21,767	12,407
Provision for income taxes	198	96

Net income	$21,569	$12,311

Basic earnings per common share	$1.28	$0.80

Basic weighted average common shares outstanding	16,883,111	15,473,777

Diluted earnings per common share	$1.25	$0.74

Diluted weighted average common shares outstanding	17,280,445	16,717,987

Comprehensive income	$21,569	$12,311

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$21,569	$12,311
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,164	4,395
Debt discount amortization	—	2,725
Stock-based compensation	895	736
Deferred income taxes	(237)	—
(Gain) loss on disposal of property, plant and equipment	(67)	16
Changes in operating assets and liabilities:
Accounts receivable	(90,840)	(74,191)
Inventories	2,487	10,231
Prepaid expenses and other assets	850	210
Accounts payable	1,874	16
Accrued expenses and other liabilities	(7,004)	(1,951)
Income taxes receivable/payable	356	113

Net cash used in operating activities	(65,953)	(45,389)

Investing Activities
Expenditures for property, plant and equipment	(1,910)	(1,184)
Proceeds from sales of property, plant and equipment	67	—
Purchase of acquired company, net of cash acquired	—	(11)
Notes receivable, net	31	28

Net cash used in investing activities	(1,812)	(1,167)

Financing Activities
Financing costs	(73)	(729)
Restricted cash	—	12,000
Borrowings under line of credit	67,000	36,700
Repurchases of common stock	(1,996)	(1,522)
Proceeds from employee stock purchase and option plans	2,577	412

Net cash provided by financing activities	67,508	46,861

Net increase (decrease) in cash and cash equivalents	(257)	305
Cash and cash equivalents at beginning of period	2,159	4,526

Cash and cash equivalents at end of period	$1,902	$4,831

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$96	$2,795
Cash paid for income taxes, net	$79	$6

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (the “Company”) is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods	$23,563	$23,172
Raw materials	15,190	18,068

Total FIFO inventories	38,753	41,240
Reserve to adjust inventories to LIFO value	(23,719)	(23,719)

Total LIFO inventories	$15,034	$17,521

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. The Company recognized no benefit during the three months ended March 31, 2013 and a $0.9 million benefit during the three months ended March 31, 2012 due to a reduction in inventory.

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

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued sales and marketing	$3,964	$3,402
Accrued compensation and benefits	3,503	10,080
Accrued manufacturing	1,150	1,351
Accrued rent obligations	1,014	1,103
Other	3,720	2,882

Total accrued expenses	$13,351	$18,818

5.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

On January 6, 2012, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Branch Banking and Trust Company (“BB&T”), Wells Fargo Capital Finance, LLC and BB&T Capital Markets (the “Lenders”). Under the Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $100 million. The Credit Agreement replaced the previous revolving credit facility in its entirety.

On February 26, 2013, the Company, as borrower; BB&T, as Administrative Agent and as a Lender; and Wells Fargo Capital Finance, LLC, as a Lender; entered into a First Amendment (“First Amendment”) to their Amended and Restated Credit Agreement dated as of January 6, 2012. Pursuant to the First Amendment, the Credit Agreement was amended to increase the maximum amount of the revolving loans from $100 million to $125 million during the period from February 26, 2013 through and including June 30, 2013, and reduce certain interest rate margins and costs. In conjunction with the First Amendment, the Revolver Notes executed by the Company to each of BB&T and Wells Fargo dated as of January 6, 2012 were amended and restated.

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At March 31, 2013, the Company had $72 million of outstanding borrowings under its revolving credit facility and additional available borrowing capacity of approximately $51 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2013, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

6.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2013 and December 31, 2012.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income available to common shareholders	$21,569	$12,311

Denominator:
Basic weighted average shares outstanding	16,883,111	15,473,777
Effect of dilutive securities:
SARs and options	330,075	450,686
Convertible notes	—	776,015
Restricted stock	67,259	17,509

Diluted weighted average shares outstanding	17,280,445	16,717,987

Basic earnings per share	$1.28	$0.80

Diluted earnings per share	$1.25	$0.74

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2013	2012
Restricted stock and stock options	32,872	135,521
Stock appreciation rights	30,753	136,410

8.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the 2005 Plan. The 2005 Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2013, the total aggregate number of shares of the Company’s common stock that may be issued under the 2005 Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2013 and 2012, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2013	2012
Weighted-average fair value of grants	$23.34	$14.01
Dividend yield	0%	0%
Average risk-free interest rate	0.7%	0.8%
Expected term (years)	5	5
Expected volatility	64%	66%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2013:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	60,176	$43.87
Restricted stock	39,592	$43.87

The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Stock appreciation rights	$331	$302
Restricted stock	537	403
Employee stock purchase plan	27	31

Total stock-based compensation	$895	$736

Total unrecognized compensation cost related to unvested awards as of March 31, 2013 was $7.6 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

9.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 0.9% and 1.0% respectively, which resulted in expense of $0.2 million and $0.1 million, respectively.

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

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2013, tax years 2009 through 2013 remain subject to examination by federal and certain state tax jurisdictions.

10.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, in part due to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

11.	COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2013, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $1.3 million, $1.7 million, $1.7 million, $1.8 million and $1.8 million, respectively, and $2.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $1.1 million, $1.5 million, $0.6 million, $0.6 million and $0.6 million, respectively, and $0.9 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2013	2012
Balance as of January 1	$1,103	$452
Net rental receipts (payments)	(110)	(8)
Accretion of discount	21	9
Increase in net estimated contract termination costs	—	—

Balance as of March 31	$1,014	$453

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. (With respect to TrexTrim™ and Trex Reveal™ Railing, the warranty period is 25 years for both residential and commercial use.) With respect to the Company’s Transcend®, Enhance® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

The Company’s analysis is based on currently known facts and a number of assumptions. However, projecting future events such as new claims to be received each year and the average cost of resolving each claim could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims does not diminish consistent with the Company’s expectations, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims or the expected cost to settle claims may result in approximately a $2.7 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2013	2012
Beginning balance, January 1	$28,987	$16,345
Provision for estimated warranties	—	403
Settlements made during the period	(1,681)	(1,823)

Ending balance, March 31	$27,306	$14,925

Legal Matters

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by

the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. On December 3, 2010, the Hagens Berman Firm filed an amended consolidated complaint relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

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

The Company believes that the claims discussed above relating to mold growth are without merit and denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation. As of March 31, 2013, the Company has accrued a $1.7 million liability related to these claims. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed $10 million.

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

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2012 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We have five principal decking products: Trex Transcend®, Trex Enhance®, Trex Select®, Trex Accents®, and Trex Escapes®; four railing products: Trex Designer Series Railing®, Trex Transcend Railing, Trex Select® Railing, and Trex Reveal™ aluminum railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the first quarter of 2013 include:

•	We recorded net income of $21.6 million during the 2013 quarter, a 75.2% increase compared to the 2012 quarter.

•	Our gross margins in the quarter increased to 38.8% due to increased capacity utilization.

•	We amended our credit facility to increase our borrowing capacity to $125 million through June 30, 2013 and reduce certain interest rate margins and costs.

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

We launched our early buy program for the 2013 decking season in December 2012. The timing and terms of the 2013 program were generally consistent with the timing and terms of the 2012 program launched in December 2011. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2012 were lower than in December 2011 due, in part, to the introduction of new product offerings which were not available for shipment until January 2013. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Results of Operations

The following table shows, for the three months ended March 31, 2013 and 2012, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	61.2	63.1

Gross profit	38.8	36.9
Selling, general and administrative expenses	18.4	19.4

Income from operations	20.4	17.5
Interest expense, net	0.2	4.6

Income before income taxes	20.2	12.9
Provision for income taxes	0.2	0.1

Net income	20.0%	12.8%

Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012

Net Sales. Net sales in the quarter ended March 31, 2013 (the “2013 quarter”) increased 12.3% to $107.9 million from $96.1 million in the quarter ended March 31, 2012 (the “2012 quarter”). The increase in net sales was due primarily to an increase in sales volume. We attribute the increase in sales volumes in the 2013 quarter compared to the 2012 quarter to various factors, including:

•	Introduction of Select railing as well as our Reveal Aluminum Railing Lines, which were not available for shipment until January 2013, and

•	Introduction of our new opening price point Select deck boards.

Gross Profit. Gross profit increased 18.2% to $41.9 million in the 2013 quarter from $35.4 million in the 2012 quarter. Gross profit as a percentage of net sales, gross margin, increased to 38.8% in the 2013 quarter from 36.9% in the 2012 quarter. Increased capacity utilization and sales related items contributed 3.5% to the increase in gross margin. These favorable effects were partially offset by a 1.3% reduction in gross margin primarily due to a nonrecurring $0.9 million LIFO benefit recognized in the 2012 quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 6.7% to $19.8 million in the 2013 quarter from $18.6 million in the 2012 quarter. The increase in selling, general and administrative expenses in the 2013 quarter was primarily related to a $0.9 million increase in personnel related expenses due to higher payroll taxes relating to incentive compensation paid in the 2013 quarter and a $0.5 million increase in branding costs driven by the timing of our branding spend. As a percentage of net sales, total selling, general and administrative expenses decreased to 18.4% in the 2013 quarter from 19.4% in the 2012 quarter.

Interest Expense. Net interest expense decreased 94.3% to $0.3 million in the 2013 quarter from $4.4 million in the 2012 quarter. The decrease was the direct result of the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in the 2013 quarter from 4.6% in the 2012 quarter.

Provision for Income Taxes. The effective tax rate for the 2013 quarter and 2012 quarter was 0.9% and 1.0%, respectively, which resulted in expense of $0.2 million and $0.1 million for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At March 31, 2013, we had $1.9 million of cash and cash equivalents.

Sources and Uses of Cash. Cash used in operating activities for the 2013 quarter was $66.0 million compared to $45.4 million for the 2012 quarter. The $20.6 million increase was driven by unfavorable changes in cash flows related to inventories, accrued expenses and accounts receivable. Cash flows in the 2012 quarter benefited from a larger reduction in inventories as compared to the 2013 quarter due to inventory reduction initiatives achieved in 2012. We used more cash to pay down accrued expenses in the 2013 quarter primarily due to incentive compensation payments related to the prior year. Accounts receivable balances rose to $117.4 million in the 2013 quarter compared to $103.4 million at the end of the 2012 quarter due to an increase in net sales and, to a lesser extent, reduced collections due to the timing of receipts. Significant increases in our accounts receivable balances during the first quarter of each year are typical as distributors purchase product ahead of the deck-building season subject to the terms of our early buy program. We expect to collect substantially all outstanding accounts receivable balances by the end of May 2013.

Cash used in investing activities totaled $1.8 million in the 2013 quarter compared to cash used in investing activities of $1.2 million in the 2012 quarter. The increase is primarily attributable to an increase in capital expenditures in the 2013 quarter compared to the 2012 quarter. Capital expenditures in the 2013 quarter consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash provided by financing activities was $67.5 million in the 2013 quarter compared to cash provided by financing activities of $46.9 million in the 2012 quarter. The increase is primarily due to an increase in our net borrowing from the revolving credit facility, which was $67.0 million in the 2013 quarter compared to $36.7 million in the 2012 quarter. The borrowing was used to support our seasonal working capital needs during the 2013 quarter and will be substantially repaid during the following quarter as accounts receivable balances are collected.

Capital Requirements. Capital expenditures in the 2013 quarter totaled $1.9 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2013 will be approximately $10 to $15 million.

Indebtedness. At March 31, 2013, our indebtedness totaled $72 million and the annualized weighted average interest rate of such indebtedness was 2.0%.

On February 26, 2013, we amended our revolving credit facility to increase the maximum amount of the revolving loans from $100 million to $125 million through June 30, 2013 to meet seasonal cash requirements.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At March 31, 2013, we had $72 million of outstanding borrowings under the revolving credit facility and additional available borrowing capacity of approximately $51 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2013, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of March 31, 2013 are slightly higher than distributor inventory levels as of March 31, 2012 due to a weather-related slower start to the 2013 deck-building season compared to the 2012 season. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2013.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (the “Hagens Berman Firm”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. The Hagens Berman firm has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed the Hagens Berman Firm as lead counsel in this case. On December 3, 2010, the Hagens Berman Firm filed an amended consolidated complaint relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

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

The Company believes that the claims discussed above relating to mold growth are without merit and denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation. As of March 31, 2013, the Company has accrued a $1.7 million liability related to these claims. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed $10 million.

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

(c) The following table provides information about the Company’s purchases of its common stock during the quarter ended March 31, 2013 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2013 – January 31, 2013	—	$0.00	Not applicable	Not applicable
February 1, 2013 – February 28, 2013	29,365	44.34	Not applicable	Not applicable
March 1, 2013 – March 31, 2013	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2013	29,365	$44.34

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.2	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.3	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

10.1	Trex Company, Inc. 2005 Stock Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 3, 2013	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.2	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.3	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

10.1	Trex Company, Inc. 2005 Stock Incentive Plan. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of comprehensive income, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements. Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections. Filed herewith.