Form 10-Q
period 2013-06-30
TREX CO INC
filed 2013-08-06
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 30, 2013 was 17,224,088 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,583	$2,159
Accounts receivable, net	50,959	26,542
Inventories	14,963	17,521
Prepaid expenses and other assets	1,706	2,188
Income taxes receivable	809	435
Deferred income taxes	3,858	3,792

Total current assets	87,878	52,637

Property, plant, and equipment, net	100,955	104,425
Goodwill and other intangibles	10,546	10,550
Other assets	1,195	1,003

Total assets	$200,574	$168,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,020	$11,161
Accrued expenses	20,026	18,818
Accrued warranty	7,500	7,500
Line of credit	—	5,000

Total current liabilities	42,546	42,479
Deferred income taxes	7,073	7,353
Non-current accrued warranty	17,747	21,487
Other long-term liabilities	2,402	3,310

Total liabilities	69,768	74,629

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,222,232 and 17,010,493 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	172	170
Additional paid-in capital	100,663	98,638
Retained earnings (deficit)	29,971	(4,822)

Total stockholders’ equity	130,806	93,986

Total liabilities and stockholders’ equity	$200,574	$168,615

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$98,551	$94,279	$206,430	$190,379
Cost of sales	61,629	60,689	127,649	121,369

Gross profit	36,922	33,590	78,781	69,010
Selling, general and administrative expenses	23,392	20,866	43,234	39,467

Income from operations	13,530	12,724	35,547	29,543
Interest expense, net	210	4,299	461	8,710

Income before income taxes	13,320	8,425	35,086	20,833
Provision for income taxes	96	86	293	182

Net income	$13,224	$8,339	$34,793	$20,651

Basic earnings per common share	$0.78	$0.54	$2.05	$1.33

Basic weighted average common shares outstanding	17,012,046	15,571,207	16,947,935	15,522,492

Diluted earnings per common share	$0.76	$0.48	$2.01	$1.22

Diluted weighted average common shares outstanding	17,392,270	17,210,177	17,336,714	16,964,082

Comprehensive income	$13,224	$8,339	$34,793	$20,651

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$34,793	$20,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,341	8,704
Debt discount amortization	—	5,450
Stock-based compensation	1,797	1,693
Deferred income taxes	(346)	—
Loss on disposal of property, plant and equipment	220	16
Other non-cash adjustments	(337)	(314)
Changes in operating assets and liabilities:
Accounts receivable	(24,411)	(19,654)
Inventories	2,557	15,459
Prepaid expenses and other assets	482	185
Accounts payable	3,859	1,692
Accrued expenses and other liabilities	(4,080)	2,129
Income taxes receivable/payable	265	(64)

Net cash provided by operating activities	23,140	35,947

Investing Activities
Expenditures for property, plant and equipment	(5,110)	(2,938)
Proceeds from sales of property, plant and equipment	174	—
Purchase of acquired company, net of cash acquired	—	(11)
Notes receivable, net	63	57

Net cash used in investing activities	(4,873)	(2,892)

Financing Activities
Financing costs	(73)	(750)
Restricted cash	—	(8,938)
Borrowings under line of credit	74,500	77,700
Principal payments under line of credit	(79,500)	(52,700)
Repurchases of common stock	(3,153)	(2,784)
Proceeds from employee stock purchase and option plans	3,383	462

Net cash provided by (used in) financing activities	(4,843)	12,990

Net increase in cash and cash equivalents	13,424	46,045
Cash and cash equivalents at beginning of period	2,159	4,526

Cash and cash equivalents at end of period	$15,583	$50,571

Supplemental Disclosure:

Cash paid for interest, net of capitalized interest	$344	$2,931
Cash paid for income taxes, net	$375	$293

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2013 and 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods	$25,122	$23,172
Raw materials	13,560	18,068

Total FIFO inventories	38,682	41,240
Reserve to adjust inventories to LIFO value	(23,719)	(23,719)

Total LIFO inventories	$14,963	$17,521

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. The Company recognized no benefit during the six months ended June 30, 2013 compared to a $0.9 million benefit during the six months ended June 30, 2012 due to a reduction in inventory.

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

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued compensation and benefits	$6,132	$10,080
Accrued sales and marketing	4,885	3,402
Accrued legal contingency	3,391	—
Accrued manufacturing	1,149	1,351
Accrued rent obligations	1,112	1,103
Other	3,357	2,882

Total accrued expenses	$20,026	$18,818

5.	DEBT

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

On February 26, 2013, the Company, as borrower; BB&T, as Administrative Agent and as a Lender; and Wells Fargo Capital Finance, LLC, as a Lender; entered into a First Amendment (“First Amendment”) to their Amended and Restated Credit Agreement dated as of January 6, 2012. Pursuant to the First Amendment, the Credit Agreement was amended to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million during the period from February 26, 2013 through and including June 30, 2013, and reduce certain interest rate margins and costs. In conjunction with the First Amendment, the Revolver Notes executed by the Company to each of BB&T and Wells Fargo dated as of January 6, 2012 were amended and restated.

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At June 30, 2013, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of approximately $78.4 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2013, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

6.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2013 and December 31, 2012.

7.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator:
Net income available to common shareholders	$13,224	$8,339	$34,793	$20,651

Denominator:
Basic weighted average shares outstanding	17,012,046	15,571,207	16,947,935	15,522,492
Effect of dilutive securities:
SARs and options	286,869	445,178	308,472	447,932
Convertible notes	—	1,155,920	—	965,967
Restricted stock	93,355	37,872	80,307	27,691

Diluted weighted average shares outstanding	17,392,270	17,210,177	17,336,714	16,964,082

Basic earnings per share	$0.78	$0.54	$2.05	$1.33

Diluted earnings per share	$0.76	$0.48	$2.01	$1.22

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restricted stock and stock options	371	127,014	16,621	131,267
Stock appreciation rights	57,661	177,758	44,207	157,084

8.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of June 30, 2013, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2013 and 2012, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2013	2012
Weighted-average fair value of grants	$23.35	$14.01
Dividend yield	0%	0%
Average risk-free interest rate	0.7%	0.8%
Expected term (years)	5	5
Expected volatility	64%	66%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2013:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	60,306	$43.87
Restricted stock	39,660	$43.88

The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock appreciation rights	$307	$418	$638	$720
Restricted stock	586	530	1,123	933
Employee stock purchase plan	9	9	36	40

Total stock-based compensation	$902	$957	$1,797	$1,693

Total unrecognized compensation cost related to unvested awards as of June 30, 2013 was $6.7 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

9.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 1.0% and 0.9% respectively, which resulted in expense of $0.3 million and $0.2 million, respectively.

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

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2013, tax years 2009 through 2013 remain subject to examination by federal and certain state tax jurisdictions.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease, which extends through June 30, 2019, obligates the Company to lease 55,047 square feet. As of June 30, 2013, the Company has executed subleases for the entire 55,047 square feet it currently leases. However, a sublease for 4,028 square feet expires on July 31, 2013. The Company is currently marketing this space to find a suitable tenant. The remaining subleases expire in late 2014 to 2019. The Company estimates that the present value of the estimated future sublease rental receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease for the office space and has recorded a liability for the expected shortfall.

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

As of June 30, 2013, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $0.8 million, $1.7 million, $1.7 million, $1.8 million and $1.8 million, respectively, and $2.8 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $0.7 million, $1.6 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $1.1 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2013	2012
Balance as of January 1	$1,103	$452
Net rental receipts (payments)	(111)	(19)
Accretion of discount	41	18
Increase in net estimated contract termination costs	79	39

Balance as of June 30	$1,112	$490

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

Historically, the Company has not had material numbers of claims submitted or settled under the provisions of its product warranties, with the exception of claims related to material produced at its Nevada facility prior to 2007 that exhibits surface flaking. The Company continues to receive and settle surface flaking claims and maintains a warranty reserve to provide for the settlement of these claims. In 2009, the Company agreed to a settlement of a class action lawsuit covering the surface defect, stipulating its responsibilities with regard to such claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the average cost to settle each claim and (2) the number of claims to be settled with payment, both of which are subject to variables that are difficult to estimate.

The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement. Although the cost per claim does vary, it is less volatile and more predictable than the number of claims to be settled with payment, which is inherently uncertain.

The key component driving the Company’s potential liability is the number of claims that will ultimately require payment. To estimate the ultimate count of future paid claims, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment. Estimates for both of these elements (number and percentage of claims that will ultimately require payment) are quantified using a range of assumptions derived from the recent claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. For each of the various parameters used in its analysis, the assumed values that drive the results represent the Company’s best estimate for the ultimate number of claims to be settled with payment.

A number of factors make estimates of the number of claims to be received inherently uncertain. The Company believes that production of the suspect material was confined to material produced from its Nevada facility prior to 2007, but is unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. Furthermore, the aforementioned 2009 class action settlement and related public notices led to a significant spike in claims received in 2009 and disrupted the claims data and settlement patterns. Lastly, the Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received.

The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and then declined significantly in 2010 and 2011, consistent with the Company’s belief that the effect of the 2009 spike in claims was largely an acceleration of claims previously expected to be filed in future periods. As a result of the effects of the class action settlement and because the suspect material had not been produced since prior to 2007, the Company anticipated that the rate of decline in claims received would accelerate and the number of claims received would continue to decline significantly in 2012.

Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of the Company’s fiscal year. During the third quarter of 2012, based on an analysis of additional claims activity, the Company observed that the actual rate of decline in claims received in 2012 would fall short of its anticipated rate of decline. As a result, the Company revised its estimate of the future claims to be received to reflect a rate of decline that incorporated levels experienced in 2012. Although the number of claims received continues to decline each year, the effect of reducing the anticipated rate of decline increases the number of claims expected in future years. As a result of these changes in estimate, the Company recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012.

The Company monitors surface flaking claims activity each quarter for indications that its estimate of the number of claims expected requires revision. Through the six months ended June 30, 2013, both the number of claims received and the cost per claim are unfavorable, while the number of claims settled with payment against the reserve is favorable. At June 30, 2013 the Company believes that claims information received to date provides evidence that its warranty reserve is sufficient to cover future surface flaking payment obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. However, projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims received does not diminish consistent with its expectations or if the cost to settle claims increases, it could result in additional increases to the warranty reserve and reduced earnings in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.0 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2013	2012
Beginning balance, January 1	$28,987	$16,345
Changes in estimates related to pre-existing warranties	—	1,487
Settlements made during the period	(3,740)	(3,891)

Ending balance, June 30	$25,247	$13,941

Legal Matters

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement.

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. Hagens Berman has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed Hagens Berman as lead counsel in this case. On December 3, 2010, Hagens Berman filed an amended consolidated complaint in the United States District Court, Northern District of California relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the

Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that would settle the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement as set forth in the settlement agreement (and as modified as discussed later) are as follows:

•

Trex will make a one-time cash payment or the opportunity to receive other relief, including a rebate certificate on its newer-generation shelled product (Trex Transcend® and Trex Enhance®). This relief would be available for any consumer whose first-generation composite decking product has a certain defined level of mold growth, color fading or color variation.

•	Trex agreed to discontinue the manufacture of non-shelled products (Trex Accents®) by December 31, 2013.

•	Trex agreed to provide a video demonstrating cleaning instructions for non-shelled products on its website, and to distribute warranty pads to retailers.

•	The cost to Trex will be capped at $8.25 million plus $1.45 million in attorneys’ fees to be paid to the Plaintiffs’ counsel upon final approval of the nationwide settlement by the Court.

The settlement agreement provides that the nationwide settlement would apply to any Trex first-generation non-shelled composite decking product purchased between August 1, 2004 and the date of preliminary approval of the nationwide settlement.

On April 19, 2013, Cohen & Malad and the Stull Group filed respective briefs with the Court objecting to the nationwide settlement. On May 28, 2013, the Court filed an Order requesting the parties to address certain issues raised by the Court with the proposed nationwide settlement. On June 14, 2013, the Company and Hagens Berman filed a joint brief with the Court agreeing to certain modifications of the settlement agreement to address the Court’s Order. The hearing for preliminary approval of the nationwide settlement is scheduled for August 23, 2013. The nationwide settlement is not final until the Court approves the settlement agreement. Although the Company agreed with Hagens Berman to modify the settlement agreement, the Court may, in its sole discretion, determine not to accept the nationwide settlement. If the Court does not approve the nationwide settlement, the settlement agreement will not be binding on the parties.

The Company denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these. As of June 30, 2013, the Company has accrued a $3.4 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2012 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We have four principal decking products: Trex Transcend®, Trex Enhance®, Trex Select®, and Trex Accents®; three principal railing products: Trex Transcend Railing, Trex Select Railing , and Trex Reveal™ aluminum railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2013 include:

•	During the quarter, we repaid in full the outstanding balance under our revolving credit facility, and at June 30, 2013, had no outstanding indebtedness.

•	We experienced an increase in net sales of 4.5% during the quarter compared to the second quarter of 2012. Year-to-date 2013 net sales were 8.4% higher than in the comparable 2012 period.

•	We achieved gross margins of 37.5% during the quarter compared to 35.6% during the second quarter of 2012.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, in part due to seasonal trends in the demand for Trex. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of our fiscal year. During the third quarter of 2012, based on an analysis of additional claims activity, we observed that the actual rate of decline in claims received in 2012 would fall short of our anticipated rate of decline. As a result, we revised our estimate of the future claims to be received to reflect a rate of decline that incorporated levels experienced in 2012. Although the number of claims received continues to decline each year, the effect of reducing the anticipated rate of decline increases the number of claims expected in future years. As a result of these changes in estimate, we recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012.

We monitor surface flaking claims activity each quarter for indications that our estimate of the number of claims expected requires revision. Through the six months ended June 30, 2013, both the number of claims received and the cost per claim are unfavorable, while the number of claims settled with payment against the reserve is favorable. At June 30, 2013 we believe that claims information received to date provides evidence that our warranty reserve is sufficient to cover future surface flaking payment obligations.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel related costs, which include salaries, commissions, incentive compensation, and benefits of personnel engaged in sales and marketing, accounting, information technology, corporate operations, research and development, and other business functions. Another component of selling, general and administrative expenses is branding and other sales and marketing costs, which are used to build brand awareness of Trex. These costs consist primarily of advertising, merchandising, and other promotional costs. Other general and administrative expenses include professional fees, office occupancy costs attributable to the business functions previously referenced, and consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of our business.

Provision for Income Taxes. In recent periods our effective tax rate has been substantially lower than the statutory rate due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. Management is continuing to monitor this matter, and to the extent it is determined that the valuation allowance should be reduced, it could have a significant impact on our effective income tax rate in the future.

Results of Operations

The following table shows, for the three and six months ended June 30, 2013 and 2012, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	64.4	61.8	63.8

Gross profit	37.5	35.6	38.2	36.2
Selling, general and administrative expenses	23.8	22.1	21.0	20.7

Income from operations	13.7	13.5	17.2	15.5
Interest expense, net	0.2	4.6	0.2	4.6

Income before income taxes	13.5	8.9	17.0	10.9
Provision for income taxes	0.1	0.1	0.1	0.1

Net income	13.4%	8.8%	16.9%	10.8%

Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012

Net Sales. Net sales in the quarter ended June 30, 2013 (the “2013 quarter”) increased 4.5% to $98.6 million from $94.3 million in the quarter ended June 30, 2012 (the “2012 quarter”). The increase in net sales was due to a 6.6% increase in the average price per unit partially offset by a 1.9% decrease in sales volumes. We attribute the increase in the average price per unit in the 2013 quarter compared to the 2012 quarter to a shift in sales mix toward our higher priced ultra-low maintenance products, including our Reveal Aluminum Railing Lines, which were not available for shipment until January 2013. The decrease in sales volumes in the 2013 quarter was primarily driven by a weather-related slower start to the 2013 deck-building season compared to the 2012 season and higher precipitation in June 2013.

Gross Profit. Gross profit increased 9.9% to $36.9 million in the 2013 quarter from $33.6 million in the 2012 quarter. Gross profit as a percentage of net sales, gross margin, increased to 37.5% in the 2013 quarter from 35.6% in the 2012 quarter. Lower sales-related costs, lower start-up costs on our high performance products and favorable capacity utilization contributed to the increase in gross margin. In addition, the 2012 quarter included a $1.1 million charge for an increase to the warranty reserve, which caused a 1.1% drag on gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.5 million, or 12.1% to $23.4 million in the 2013 quarter from $20.9 million in the 2012 quarter. The increase in selling, general and administrative expenses in the 2013 quarter was attributable to $1.7 million increase in costs related to the mold growth purported class action case and a $0.9 million increase in branding costs due to the timing of our branding spend for our new 2013 product launches. As a percentage of net sales, total selling, general and administrative expenses increased to 23.8% in the 2013 quarter from 22.1% in the 2012 quarter.

Interest Expense. Net interest expense decreased 95.1% to $0.2 million in the 2013 quarter from $4.3 million in the 2012 quarter. The decrease resulted from carrying lower debt levels at lower interest rates during the 2013 quarter compared to the 2012 quarter. This was primarily driven by the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in the 2013 quarter from 4.6% in the 2012 quarter.

Provision for Income Taxes. The effective tax rate for the 2013 quarter and 2012 quarter was 1.0% for both quarters, which resulted in expense of $96 thousand and $86 thousand for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012

Net Sales. Net sales in the six months ended June 30, 2013 (the “2013 six-month period”) increased 8.4% to $206.4 million from $190.4 million in the six months ended June 30, 2012 (the “2012 six-month period”). The increase in net sales was attributable to a 5.7% increase in the sales volumes and, to a lesser extent, a 2.6% increase in the average price per unit. We attribute the increase in sales volumes in the 2013 six-month period compared to the 2012 six-month period primarily to:

•	Introduction of our Reveal Aluminum Railing Lines and Select railing, which were not available for shipment until January 2013, and

•	Introduction of our new opening price point Select deck boards.

The increase in average price per unit is a result of a shift in sales to our higher priced ultra-low maintenance products.

Gross Profit. Gross profit increased 14.2% to $78.8 million in the 2013 six-month period from $69.0 million in the 2012 six-month period. Gross profit as a percentage of net sales, gross margin, increased to 38.2% in the 2013 six-month period from 36.2% in the 2012 six-month period. Lower sales related costs, manufacturing efficiencies, lower start-up costs on our high performance products and favorable capacity utilization contributed to the increase in gross margin. In addition, the 2012 six-month period included $1.5 million of charges to increase the warranty reserve, which caused a 0.8% drag on gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.7 million, or 9.5% to $43.2 million in the 2013 six-month period from $39.5 million in the 2012 six-month period. The increase in selling, general and administrative expenses was primarily attributable to a $1.9 million increase in costs related to the mold growth purported class action case and a $1.4 million increase in branding costs due to the timing of our branding spend for our new 2013 product launches and our Engineered Artistry marketing campaign introduced in early 2013. As a percentage of net sales, total selling, general and administrative expenses increased to 21.0% in the 2013 six-month period from 20.7% in the 2012 six-month period.

Interest Expense. Net interest expense decreased 94.7% to $0.5 million for the 2013 six-month period from $8.7 million in the 2012 six-month period. The decrease resulted from carrying lower debt levels at lower interest rates during the 2013 six-month period compared to the 2012 six-month period. This was primarily driven by the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in the 2013 six-month period from 4.6% in the 2012 six-month period.

Provision for Income Taxes. The Company’s effective tax rate for the 2013 and 2012 six-month periods was 1.0% and 0.9%, respectively, which resulted in an expense of $0.3 million and $0.2 million, in the respective six-month periods. The effective tax rate was substantially lower than the statutory rate in both six-month periods due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At June 30, 2013, we had $15.6 million of cash and cash equivalents.

Sources and Uses of Cash. Cash provided by operating activities for the 2013 six-month period was $23.1 million compared to $35.9 million for the 2012 six-month period. The $12.8 million decrease was driven by unfavorable changes in cash flows related to inventory, accrued expenses and accounts receivable, offset, in part, by increased net sales and earnings. Cash flows in the 2012 six-month period benefited from a larger reduction in inventory as compared to the 2013 six-month period due to inventory reduction initiatives achieved in 2012. We used more cash to pay down accrued expenses in the 2013 six-month period primarily due to incentive compensation payments related to the prior year. Cash flows were unfavorably affected by an increase in accounts receivable balances due to an increase in net sales during the 2013 six-month period compared to the 2012 six-month period. We expect to collect substantially all outstanding accounts receivable balances by the end of the third quarter of 2013.

Cash used in investing activities totaled $4.9 million in the 2013 six-month period compared to cash used in investing activities of $2.9 million in the 2012 six-month period. The increase is primarily attributable to an increase in capital expenditures in the 2013 six-month period compared to the 2012 six-month period due to a delay in capital spending in the 2012 six-month period caused by resources being focused on new product launches. Capital expenditures in the 2013 six-month period consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash used in financing activities was $4.8 million in the 2013 six-month period compared to cash provided by financing activities of $13.0 million in the 2012 six-month period. In the 2013 six-month period, we used $5 million of cash on hand to fully repay the outstanding balance on our revolving credit facility. In the 2012 six-month period, we had an inflow of $25 million of net borrowings to facilitate the repayment of the $91.9 million principal balance on our convertibles notes on July 2, 2012.

Share Repurchase Program. On August 1, 2013, our Board of Directors authorized a common stock repurchase program of up to $25 million of the Company’s outstanding common stock over a six-month period.

Capital Requirements. Capital expenditures in the 2013 six-month period totaled $5.1 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2013 will be approximately $10 to $15 million.

Indebtedness. At June 30, 2013, we had no outstanding indebtedness, and the interest rate on our revolving credit facility was 1.9%.

On February 26, 2013, we amended our revolving credit facility to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million through June 30, 2013 to meet seasonal cash requirements. The maximum amount of the revolving loans reverted to $100 million on July 1, 2013.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At June 30, 2013, we had no outstanding borrowings under the revolving credit facility and available borrowing capacity of approximately $78.4 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2013, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of June 30, 2013 are slightly higher than distributor inventory levels as of June 30, 2012 due to a weather-related slower start to the 2013 deck-building season compared to the 2012 season and the introduction of several new product offerings in 2013. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations. We estimate that the number of claims received will continue to decline over time. If the level of new claims received does not decline consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2013.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally allege certain defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company has failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement.

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. Hagens Berman has alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed Hagens Berman as lead counsel in this case. On December 3, 2010, Hagens Berman filed an amended consolidated complaint in the United States District Court, Northern District of California relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. On August 11, 2011, a purported class action was commenced against the Company in the 50 th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that would settle the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement as set forth in the settlement agreement (and as modified as discussed later) are as follows:

•

Trex will make a one-time cash payment or the opportunity to receive other relief, including a rebate certificate on its newer-generation shelled product (Trex Transcend® and Trex Enhance®). This relief would be available for any consumer whose first-generation composite decking product has a certain defined level of mold growth, color fading or color variation.

•	Trex agreed to discontinue the manufacture of non-shelled products (Trex Accents®) by December 31, 2013.

•	Trex agreed to provide a video demonstrating cleaning instructions for non-shelled products on its website, and to distribute warranty pads to retailers.

•	The cost to Trex will be capped at $8.25 million plus $1.45 million in attorneys’ fees to be paid to the Plaintiffs’ counsel upon final approval of the nationwide settlement by the Court.

The settlement agreement provides that the nationwide settlement would apply to any Trex first-generation non-shelled composite decking product purchased between August 1, 2004 and the date of preliminary approval of the nationwide settlement.

On April 19, 2013, Cohen & Malad and the Stull Group filed respective briefs with the Court objecting to the nationwide settlement. On May 28, 2013, the Court filed an Order requesting the parties to address certain issues raised by the Court with the proposed nationwide settlement. On June 14, 2013, the Company and Hagens Berman filed a joint brief with the Court agreeing to certain modifications of the settlement agreement to address the Court’s Order. The hearing for preliminary approval of the nationwide settlement is scheduled for August 23, 2013. The nationwide settlement is not final until the Court approves the settlement agreement. Although the Company agreed with Hagens Berman to modify the settlement agreement, the Court may, in its sole discretion, determine not to accept the nationwide settlement. If the Court does not approve the nationwide settlement, the settlement agreement will not be binding on the parties.

The Company denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these. As of June 30, 2013, the Company has accrued a $3.4 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

Extensions of Severance Agreements for Executive Officers (other than the Chairman, President and Chief Executive Officer)

On August 1, 2013, the Company entered into extensions of the Severance Agreements for executive officers of the Company (other than the chief executive officer) (the “Executive Severance Agreements”) that were originally entered into on August 3, 2011. The original term of such Executive Severance Agreements (which are identical for each executive officer) was two years, unless extended by mutual agreement of the parties. The Company and the executive officers of the Company agreed to extend such Executive Severance Agreements for an additional two year term, which can be further extended upon mutual agreement of the parties.

The form of the extensions of the Executive Severance Agreements are the same as the Agreements originally signed in 2011, with one amendment. The Agreements signed in 2011 provide that if the executive is involuntarily terminated, any restricted stock that would have vested within a one year period after termination will immediately vest, and any stock appreciation rights that would have vested within a one year period after termination will vest on the scheduled vesting date. Beginning in 2014, the Company’s long-term equity incentive plan has been modified to provide for the grant of time-based restricted shares and performance-based restrictive shares. In contemplation of such modification to the long-term equity incentive plan and adoption of forms of restricted stock agreements, the Executive Severance Agreements have been amended to provide that upon an involuntary termination, equity granted after the date of the Severance Agreement will accelerate in accordance with the terms of the applicable grant agreement.

Executive Officers

The Board of Directors of the Company, effective August 1, 2013, promoted James E. Cline from Vice President and Chief Financial Officer to Senior Vice President and Chief Financial Officer, and F. Timothy Reese from Vice President, Operations to Senior Vice President, Operations, each to serve in such positions until their respective successors shall have been duly elected and qualified. Each will receive an annual base salary increase from $296,400 to $311,400, an increase in the annual cash incentive target from 70% to 75% of the new base salary and an increase in the long term incentive target from 135% to 145% of the new base salary. Other than as previously stated, no other changes were made to the existing compensation structure or the participation in Company benefits, plans or award eligibility for either executive.

For a summary of all compensation currently received by aforementioned executives, please see the Summary Compensation Table, All Other Compensation Table, Grants of Plan-Based Awards, Outstanding Equity Awards at Fiscal-Year End, 2012 Option / SAR Exercises and Stock Vested, Change in Control and Severance Compensation as of December 31, 2012 and Compensation Discussion and Analysis sections in the Company’s Definitive Proxy pursuant to section 14(a) of the Securities Exchange Act of 1934 filed on March 22, 2013.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

10.1	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 6, 2013	By:	/s/ James E. Cline
James E. Cline
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

10.1	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.