Form 10-Q
period 2013-09-30
TREX CO INC
filed 2013-10-25
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 16, 2013 was 16,682,014 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,583	$2,159
Accounts receivable, net	24,024	26,542
Inventories	11,177	17,521
Prepaid expenses and other assets	1,741	2,188
Income taxes receivable	1,006	435
Deferred income taxes	3,874	3,792

Total current assets	61,405	52,637

Property, plant, and equipment, net	100,425	104,425
Goodwill and other intangibles	10,544	10,550
Other assets	1,081	1,003

Total assets	$173,455	$168,615

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,673	$11,161
Accrued expenses	23,051	18,818
Accrued warranty	9,000	7,500
Line of credit	—	5,000

Total current liabilities	38,724	42,479

Deferred income taxes	4,444	7,353
Non-current accrued warranty	34,040	21,487
Other long-term liabilities	2,436	3,310

Total liabilities	79,644	74,629

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,239,580 and 17,010,493 shares issued and 16,678,325 and 17,010,493 shares outstanding at September 30, 2013 and December 31, 2012, respectively	172	170
Additional paid-in capital	103,966	98,638
Retained earnings (deficit)	14,673	(4,822)
Treasury stock, at cost, 561,255 shares	(25,000)	—

Total stockholders’ equity	93,811	93,986

Total liabilities and stockholders’ equity	$173,455	$168,615

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$72,249	$70,819	$278,680	$261,199
Cost of sales	72,098	68,673	199,747	190,043

Gross profit	151	2,146	78,933	71,156
Selling, general and administrative expenses	15,375	15,836	58,609	55,304

Income (loss) from operations	(15,224)	(13,690)	20,324	15,852
Interest expense, net	70	153	531	8,863

Income (loss) before income taxes	(15,294)	(13,843)	19,793	6,989
Provision for income taxes	4	469	298	650

Net income (loss)	$(15,298)	$(14,312)	$19,495	$6,339

Basic earnings (loss) per common share	$(0.91)	$(0.86)	$1.15	$0.40

Basic weighted average common shares outstanding	16,830,106	16,677,159	16,886,355	15,910,300

Diluted earnings (loss) per common share	$(0.91)	$(0.86)	$1.13	$0.37

Diluted weighted average common shares outstanding	16,830,106	16,677,159	17,253,455	17,011,706

Comprehensive income (loss)	$(15,298)	$(14,312)	$19,495	$6,339

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$19,495	$6,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,444	12,901
Debt discount amortization	—	5,450
Stock-based compensation	2,781	2,583
Deferred income taxes	(2,991)	—
Loss on disposal of property, plant and equipment	587	1,909
Other non-cash adjustments	(337)	(314)
Changes in operating assets and liabilities:
Accounts receivable	2,543	(3,597)
Inventories	6,343	20,296
Prepaid expenses and other assets	447	86
Accounts payable	(4,488)	(2,188)
Accrued expenses and other liabilities	16,775	16,559
Income taxes receivable/payable	66	352

Net cash provided by operating activities	53,665	60,376

Investing Activities
Expenditures for property, plant and equipment	(8,971)	(5,642)
Proceeds from sales of property, plant and equipment	176	3
Purchase of acquired company, net of cash acquired	—	(11)
Notes receivable, net	78	87

Net cash used in investing activities	(8,717)	(5,563)

Financing Activities
Financing costs	(73)	(750)
Restricted cash	—	37,000
Borrowings under line of credit	74,500	80,700
Principal payments under line of credit	(79,500)	(78,700)
Principal payments under mortgages and notes	—	(91,875)
Repurchases of common stock	(28,445)	(3,785)
Proceeds from employee stock purchase and option plans	3,427	571
Excess tax benefits from stock compensation	2,567	—

Net cash used in financing activities	(27,524)	(56,839)

Net increase (decrease) in cash and cash equivalents	17,424	(2,026)
Cash and cash equivalents at beginning of period	2,159	4,526

Cash and cash equivalents at end of period	$19,583	$2,500

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$348	$5,771
Cash paid for income taxes, net	$696	$384

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2013 and 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

3.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods	$19,066	$23,172
Raw materials	15,830	18,068

Total FIFO inventories	34,896	41,240
Reserve to adjust inventories to LIFO value	(23,719)	(23,719)

Total LIFO inventories	$11,177	$17,521

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. The Company recognized no benefit during the nine months ended September 30, 2013 compared to a $1.4 million benefit during the nine months ended September 30, 2012 due to a reduction in inventory.

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

4.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued compensation and benefits	$7,634	$10,080
Accrued sales and marketing	5,780	3,402
Accrued legal contingency	3,300	—
Accrued rent obligations	1,898	1,103
Accrued manufacturing	905	1,351
Other	3,534	2,882

Total accrued expenses	$23,051	$18,818

5.	DEBT

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

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At September 30, 2013, the Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of approximately $54.4 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2013, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

6.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2013 and December 31, 2012.

7.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) available to common shareholders	$(15,298)	$(14,312)	$19,495	$6,339

Denominator:
Basic weighted average shares outstanding	16,830,106	16,677,159	16,886,355	15,910,300
Effect of dilutive securities:
SARs and options	—	—	283,095	421,539
Convertible notes	—	—	—	643,978
Restricted stock	—	—	84,005	35,889

Diluted weighted average shares outstanding	16,830,106	16,677,159	17,253,455	17,011,706

Basic earnings (loss) per share	$(0.91)	$(0.86)	$1.15	$0.40

Diluted earnings (loss) per share	$(0.91)	$(0.86)	$1.13	$0.37

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restricted stock and stock options	203,951	342,342	17,310	126,342
Stock appreciation rights	57,895	941,914	48,770	161,608

Stock Repurchase Program

On August 1, 2013, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s outstanding common stock over a six-month period. During the three months ended September 30, 2013, the Company repurchased 561,255 shares for $25.0 million at an average price of $44.54 per share, which completed the authorization under the August 2013 stock repurchase program.

8.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of September 30, 2013, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 3,150,000.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2013 and 2012, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2013	2012
Weighted-average fair value of grants	$23.35	$14.11
Dividend yield	0%	0%
Average risk-free interest rate	0.7%	0.8%
Expected term (years)	5	5
Expected volatility	64%	66%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2013:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	60,444	$43.88
Restricted stock	46,945	$44.41

The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock appreciation rights	$307	$369	$945	$1,089
Restricted stock	667	508	1,790	1,442
Employee stock purchase plan	10	13	46	52

Total stock-based compensation	$984	$890	$2,781	$2,583

Total unrecognized compensation cost related to unvested awards as of September 30, 2013 was $6.5 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

9.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 1.5% and 9.3% respectively, which resulted in expense of $0.3 million and $0.7 million, respectively.

The Company continues to maintain a valuation allowance against its deferred tax assets, the effect of which is to substantially reduce the Company’s effective tax rate as the tax expense or benefit recorded at the statutory tax rate is offset by a corresponding expense or benefit resulting from the change in the valuation allowance. As a result of the Company’s valuation allowance, its annual effective tax rate, and changes to it, is primarily a function of the Company’s expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. The Company expects cash taxes paid to be materially consistent with amounts paid in the prior period. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets. There is a reasonable possibility that the Company will no longer be in a cumulative loss position in future periods, potentially resulting in a material change to the valuation allowance. During the three months ended September 30, 2013, the Company recognized a deferred tax asset of approximately $2.6 million related to excess tax benefits from stock compensation in additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2013, federal tax years 2010 through 2013 remain subject to examination, while tax returns in certain state tax jurisdictions for years 2008 through 2013 remain subject to examination.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. As of June 30, 2013, the Company had executed subleases for the entire 55,047 square feet it leases. On July 31, 2013, a sublease for 4,028 square feet expired. The Company is currently marketing this space to find a suitable tenant. In addition, during the three months ended September 30, 2013, a subtenant that leases 30,315 square feet on a sublease that extends through 2014 defaulted on its sublease payments. As a result, the Company revised its estimate of sublease receipts and recorded a $1.1 million charge to selling, general and administrative expenses to increase its liability.

To estimate future sublease receipts for the periods beyond the term of the existing subleases, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, poor economic conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of September 30, 2013, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $0.4 million, $1.7 million, $1.7 million, $1.8 million and $1.8 million, respectively, and $2.7 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2013, 2014, 2015, 2016 and 2017 are $0.1 million, $0.6 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $1.1 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2013	2012
Balance as of January 1	$1,103	$452
Net rental receipts (payments)	(410)	30
Accretion of discount	61	28
Increase in net estimated contract termination costs	1,144	127

Balance as of September 30	$1,898	$637

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. (With respect to TrexTrim™ and Trex Reveal® Railing, the warranty period is 25 years for both residential and commercial use.) With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

The key component driving the Company’s potential liability is the number of claims that will ultimately require payment. To estimate the number of future paid claims, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment. Estimates for both of these elements (number and percentage of claims that will ultimately require payment) are quantified using a range of assumptions derived from the recent claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. For each of the various parameters used in the analysis, the assumed values in the actuarial valuation produce results that represent the Company’s best estimate for the ultimate number of claims to be settled with payment.

A number of factors make estimates of the number of claims to be received inherently uncertain. The Company believes that production of the suspect material was confined to material produced from its Nevada facility prior to 2007, but is unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. Furthermore, the aforementioned 2009 class action settlement and related public notices led to a significant increase in claims received in 2009 and disrupted the claims data and settlement patterns. Lastly, the Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received.

The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and related public notices and the trend of claims received began to decline significantly in 2010 and 2011, consistent with the Company’s belief that the effect of the 2009 spike in claims was largely an acceleration of claims previously expected to be filed in future periods. As a result of the effects of the class action settlement and because the suspect material had not been produced since prior to 2007, the Company anticipated that the rate of decline in claims received would accelerate and the number of claims received would continue to decline significantly in 2012.

The Company monitors surface flaking claims activity each quarter for indications that its estimate of the number of claims expected requires revision. Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of the Company’s fiscal year. During the third quarter of 2012, based on an analysis of additional claims activity, the Company observed that the actual rate of decline in claims received in 2012 would fall short of its anticipated rate of decline. As a result, the Company revised its estimate of the future claims to be received to reflect a rate of decline that incorporated levels experienced in 2012. Although the number of claims expected to be received continued to decline each year, the effect of reducing the anticipated rate of decline increased the total number of claims expected in future years. As a result of these changes in estimate, the Company recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012.

During the third quarter of 2013, the number of claims received was significantly greater than the Company’s prior estimates. Although the number of claims received during the first nine months of 2013 remains lower than those received during the first nine months of 2012, the number of claims received during the third quarter of 2013 exceeded those received during the third quarter of 2012. This represented the first quarterly year-over-year increase in the number of claims received since the 2009 class action settlement was made public.

The Company believes that this unexpected increase in claims is due primarily to a response to communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications have resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. As a result of these public communications, the Company expects to experience elevated claims activity, both in new claims received and reopened claims, for the near future, after which it expects a return to previously-experienced rates of decline. However, the elevated claims activity resulted in a material increase in the expected number of claims to settle with payment.

In addition to the increased number of expected claims to be settled with payment, the Company has experienced an increase in the average cost to settle a claim during 2013. Analysis of claims data indicates that the increased cost per claim is driven primarily by an increase in the average size of settled claims, which the Company believes reflects a shift from partial deck replacements to full deck replacements. Also, the Company’s August 2013 decision to discontinue production of the Accents® product, which is currently used as replacement material for surface flaking claims, necessitated a change in the average cost expectations due to the implications of transitioning to alternative replacement material.

Due to the unfavorable claims and cost experience during the three months ended September 30, 2013, as described above, the Company recorded a $20 million increase to the warranty reserve.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time. If the level of claims received does not diminish consistent with its expectations or if the cost to settle claims increases, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $4.3 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2013	2012
Beginning balance, January 1	$28,987	$16,345
Changes in estimates related to pre-existing warranties	20,000	21,487
Settlements made during the period	(5,947)	(6,252)

Ending balance, September 30	$43,040	$31,580

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that would settle the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement, as amended by an amended settlement agreement signed on September 3, 2013, are as follows:

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

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement, and set a hearing for final approval on December 13, 2013. The settlement is not final until the Court grants final approval of the settlement agreement. The Court may, in its sole discretion determine not to accept the settlement. If the Court does not grant final approval of the settlement, the settlement agreement will not be binding on the parties.

The Company denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these. As of September 30, 2013, the Company has accrued a $3.3 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

We have four principal decking products: Trex Transcend®, Trex Enhance®, Trex Select®, and Trex Accents®; three principal railing products: Trex Transcend Railing, Trex Select Railing , and Trex Reveal® aluminum railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

On August 19, 2013, we announced that we will discontinue the manufacture of Trex Accents by December 31, 2013, which we do not believe will have a material impact on our results of operations or cash flow.

Highlights related to the third quarter of 2013 include:

•	During the quarter, we used cash on hand to repurchase $25 million of our outstanding common stock under a stock repurchase program authorized by the Board of Directors.

•	We experienced an increase in net sales of 2.0% during the third quarter of 2013 compared to the third quarter of 2012. Year-to-date 2013 net sales were 6.7% higher than in the comparable 2012 period.

•	We recorded a $20 million increase to the warranty reserve to settle future claims related to material produced prior to 2007 at our Nevada facility that exhibits surface flaking.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimate of the number of claims expected requires revision. Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of our fiscal year. During the third quarter of 2012, based on an analysis of additional claims activity, we observed that the actual rate of decline in claims received in 2012 would fall short of our anticipated rate of decline. As a result, we revised our estimate of the future claims to be received to reflect a rate of decline that incorporated levels experienced in 2012. Although the number of claims expected to be received continued to decline each year, the effect of reducing the anticipated rate of decline increased the total number of claims expected in future years. As a result of these changes in estimate, we recorded an increase to the warranty reserve of $20 million during the three months ended September 30, 2012.

During the third quarter of 2013, the number of claims received was significantly greater than prior estimates. Although the number of claims received during the first nine months of 2013 remains lower than those received during the first nine months of 2012, the number of claims received during the third quarter of 2013 exceeded those received during the third quarter of 2012. This represented the first quarterly year-over-year increase in the number of claims received since the 2009 class action settlement was made public.

We believe that this unexpected increase in claims is due primarily to a response to communications made by us in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications have resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in our products and alleged misrepresentations relating to mold growth. We believe that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. As a result of these public communications, we expect to experience elevated claims activity, both in new claims received and reopened claims, for the near future, after which we expect a return to previously-experienced rates of decline. However, the elevated claims activity resulted in a material increase in the expected number of claims to settle with payment.

In addition to the increased number of expected claims to be settled with payment, we have experienced an increase in the average cost to settle a claim during 2013. Analysis of claims data indicates that the increased cost per claim is driven primarily by an increase in the average size of settled claims, which we believe reflects a shift from partial deck replacements to full deck replacements. Also, our August 2013 decision to discontinue production of the Accents® product, which is currently used as replacement material for surface flaking claims, necessitated a change in the average cost expectations due to the implications of transitioning to alternative replacement material.

Due to the unfavorable claims and cost experience during the three months ended September 30, 2013, as described above, we recorded a $20 million increase to the warranty reserve. Our analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2013	2012
Claims unresolved, beginning of period	4,073	4,878
Claims received (1)	3,639	3,968
Claims resolved (2)	(3,008)	(4,229)

Claims unresolved, end of period	4,704	4,617

Average cost per claim (3)	$2,255	$2,035

(1)	Claims received include new claims filed or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

Results of Operations

The following table shows, for the three and nine months ended September 30, 2013 and 2012, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	99.8	97.0	71.7	72.8

Gross profit	0.2	3.0	28.3	27.2
Selling, general and administrative expenses	21.3	22.3	21.0	21.2

Income (loss) from operations	(21.1)	(19.3)	7.3	6.0
Interest expense, net	0.1	0.2	0.2	3.4

Income (loss) before income taxes	(21.2)	(19.5)	7.1	2.6
Provision for income taxes	0.0	0.7	0.1	0.2

Net income (loss)	(21.2)%	(20.2)%	7.0%	2.4%

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012

Net Sales. Net sales in the quarter ended September 30, 2013 (the “2013 quarter”) increased 2.0% to $72.2 million from $70.8 million in the quarter ended September 30, 2012 (the “2012 quarter”). The increase in net sales was due to a 10.5% increase in the average price per unit partially offset by a 5.4% decrease in sales volumes and a $1.8 million charge related to market share expansion and a reset of prices for certain products as we transition our remaining products to the next generation product offering. We attribute the increase in the average price per unit in the 2013 quarter compared to the 2012 quarter to a shift in sales mix toward our higher priced ultra-low maintenance products, including our Reveal Aluminum Railing Lines, which were not available for shipment until January 2013. The decrease in sales volumes in the 2013 quarter was primarily driven by a slower macroeconomic environment as compared to the 2012 quarter.

Gross Profit. Gross profit decreased 93.0% to $0.2 million in the 2013 quarter from $2.1 million in the 2012 quarter. Gross profit in the 2013 and 2012 quarters was adversely affected by $21.8 million and $20.0 million of non-operating charges, respectively. We recognized a $20.0 million charge related to increases to the previously established warranty reserve in both the 2013 and 2012 quarters. In addition, in the 2013 quarter we recognized a $1.8 million charge related to market share expansion and a reset of prices for certain products as we transition our remaining products to the next generation product offering. Excluding the aforementioned charges in both the 2013 and 2012 quarters, gross profit decreased 0.9% to $22.0 million in the 2013 quarter compared to $22.1 million in the 2012 quarter. Excluding the abovementioned charges in both the 2013 and 2012 quarters, gross profit as a percentage of net sales, gross margin, decreased by 170 basis points to 29.6% in the 2013 quarter from 31.3% in the 2012 quarter. Inventory adjustments, including the recognition of a LIFO inventory liquidation benefit in the 2012 quarter, contributed 140 basis points to the favorable 2012 gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.4 million, or 2.9% to $15.4 million in the 2013 quarter from $15.8 million in the 2012 quarter. The decrease was attributable to a $1.7 million reduction in personnel related expenses in the 2013 quarter primarily due to decreased incentive compensation, substantially offset by a $1.1 million increase in contract termination costs in the 2013 quarter related to our 2005 reconsidered corporate headquarters lease. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.3% in the 2013 quarter from 22.3% in the 2012 quarter.

Interest Expense. Net interest expense decreased 54.3% to $0.1 million in the 2013 quarter from $0.2 million in the 2012 quarter. This was driven by a decrease in debt balances under the revolving credit facility in the 2013 quarter compared to the 2012 quarter. As a percentage of net sales, interest expense decreased to 0.1% in the 2013 quarter from 0.2% in the 2012 quarter.

Provision for Income Taxes. The effective tax rate for the 2013 quarter and 2012 quarter was 0.0% and (3.4%), respectively, which resulted in expense of $4 thousand and $0.5 million for the respective quarters. The effective tax rate was substantially lower than the statutory rate in both quarters due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012

Net Sales. Net sales in the nine months ended September 30, 2013 (the “2013 nine-month period”) increased 6.7% to $278.7 million from $261.2 million in the nine months ended September 30, 2012 (the “2012 nine-month period”). The increase in net sales was attributable to a 4.4% increase in the average price per unit and a 2.9% increase in the sales volumes. The increase in average price per unit is a result of a shift in sales to our higher priced ultra-low maintenance products. We attribute the increase in sales volumes primarily to the introduction of our Reveal Aluminum Railing Lines and Select railing, which were not available for shipment until January 2013, and our new opening price point Select deck boards. These favorable effects were partially offset by a $1.8 million charge related to market share expansion and a reset of prices for certain products as we transition our remaining products to the next generation product offering.

Gross Profit. Gross profit increased 10.9% to $78.9 million in the 2013 nine-month period from $71.2 million in the 2012 nine-month period. Gross profit in the 2013 and 2012 nine-month periods was adversely affected by $21.8 million and $21.5 million of non-operating charges, respectively. We recognized $20.0 million and $21.5 million of charges related to increasing the previously established warranty reserve in the 2013 and 2012 nine-month periods, respectively. In addition, in the 2013 nine-month period, we recognized a $1.8 million charge related to market share expansion and a reset of prices for certain products as we transition our remaining products to the next generation product offering. Excluding the aforementioned charges in both the 2013 and 2012 nine-month periods, gross profit increased 8.7% to $100.7 million in the 2013 nine-month period compared to $92.6 million in the 2012 nine-month period. Excluding the abovementioned charges in both the 2013 and 2012 nine-month periods, gross profit as a percentage of net sales, gross margin, increased by 40 basis points to 35.9% in the 2013 nine-month period from 35.5% in the 2012 nine-month period. Lower sales related costs which were partially offset by inventory adjustments, including the recognition of a LIFO inventory liquidation benefit in the 2012 nine-month period, were the key drivers to the favorable underlying gross margin for the 2013 nine-month period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 6.0% to $58.6 million in the 2013 nine-month period from $55.3 million in the 2012 nine-month period. The increase in the 2013 nine-month period was primarily attributable to a $2.0 million increase in costs related to the mold growth class action case, a $1.1 million increase in branding costs due to our branding spend for new 2013 product launches, and a $1.1 million increase in contract termination costs related to our 2005 reconsidered corporate headquarters lease. These were partially offset by a decrease in personnel related expenses in the 2013 nine-month period due primarily to decreased incentive compensation. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.0% in the 2013 nine-month period from 21.2% in the 2012 nine-month period.

Interest Expense. Net interest expense decreased 94.0% to $0.5 million for the 2013 nine-month period from $8.9 million in the 2012 nine-month period. The decrease resulted from carrying lower debt levels at lower interest rates during the 2013 nine-month period compared to the 2012 nine-month period. This was primarily driven by the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in the 2013 nine-month period from 3.4% in the 2012 nine-month period.

Provision for Income Taxes. The effective tax rate for the 2013 and 2012 nine-month periods was 1.5% and 9.3%, respectively, which resulted in an expense of $0.3 million and $0.7 million, in the respective nine-month periods. The effective tax rate was substantially lower than the statutory rate in both nine-month periods due to the effect of the valuation allowance we maintain against our net deferred tax assets which substantially offsets statutory income tax. As a result of our valuation allowance, our annual effective tax rate, and changes to it, is primarily a function of our expectations of the cash taxes paid to various jurisdictions as a result of taxable income exceeding available net operating loss carry-forwards or alternative minimum tax calculations. We expect cash taxes paid to be materially consistent with amounts paid in the prior period.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2013, we had $19.6 million of cash and cash equivalents.

Sources and Uses of Cash. Cash provided by operating activities for the 2013 nine-month period was $53.7 million compared to $60.4 million for the 2012 nine-month period. The $6.7 million decrease was driven by unfavorable changes in cash flows related to inventory and accounts payable, offset, in part, by favorable changes in accounts receivable and increased net sales and earnings. Cash flows in the 2012 nine-month period benefited from a larger reduction in inventory as compared to the 2013 nine-month period due to inventory reduction initiatives achieved in 2012. We used more cash to pay down accounts payable balances in the 2013 nine-month period primarily due to the timing of payments. Cash flows from changes in accounts receivable balances were favorably affected by an increase in collections, and to a lesser extent, an increase in net sales during the 2013 nine-month period compared to the 2012 nine-month period. We expect to collect substantially all outstanding accounts receivable balances by the end of 2013.

Cash used in investing activities totaled $8.7 million in the 2013 nine-month period compared to cash used in investing activities of $5.6 million in the 2012 nine-month period. The increase is primarily attributable to an increase in capital expenditures in the 2013 nine-month period compared to the 2012 nine-month period due to a focus on new product launches and manufacturing efficiencies. Capital expenditures in the 2013 nine-month period consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products.

Cash used in financing activities was $27.5 million in the 2013 nine-month period compared to cash used in financing activities of $56.8 million in the 2012 nine-month period. The $29.3 million decrease was primarily driven by the use of cash on hand during the 2012 nine-month period, including $37.0 million classified as restricted cash, to repay in full the $91.9 million principal balance on our convertibles notes. This effect was partially offset by the use of cash on hand during the 2013 nine-month period to repurchase $25.0 million of our outstanding common stock under a stock repurchase plan authorized by the Board of Directors.

On October 24, 2013, our Board of Directors authorized an additional common stock repurchase program, expiring on February 10, 2014, of up to $30 million of our outstanding common stock.

Capital Requirements. Capital expenditures in the 2013 nine-month period totaled $9.0 million, primarily for manufacturing equipment. We currently estimate that our capital expenditures in 2013 will be approximately $10 to $15 million.

Indebtedness. At September 30, 2013, we had no outstanding indebtedness, and the interest rate on our revolving credit facility was 1.9%.

On February 26, 2013, we amended our revolving credit facility to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million through June 30, 2013 to meet seasonal cash requirements. The maximum amount of the revolving loans reverted to $100 million on July 1, 2013.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At September 30, 2013, we had no outstanding borrowings under the revolving credit facility and available borrowing capacity of approximately $54.4 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2013, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of September 30, 2013 are comparable to distributor inventory levels as of September 30, 2012. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2012. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2013.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. The plaintiffs in these purported class actions generally allege certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that would settle the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement, as amended by an amended settlement agreement signed on September 3, 2013, are as follows:

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

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement, and set a hearing for final approval on December 13, 2013. The settlement is not final until the Court grants final approval of the settlement agreement. The Court may, in its sole discretion determine not to accept the settlement. If the Court does not grant final approval of the settlement, the settlement agreement will not be binding on the parties.

The Company denies all liability with respect to the facts and claims alleged. However, the Company is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these. As of September 30, 2013, the Company has accrued a $3.3 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

The following table provides information relating to the purchases of our common stock during the quarter ended September 30, 2013 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1, 2013 – July 31, 2013	—	$—	Not applicable	Not applicable
August 1, 2013 – August 31, 2013	561,255	$44.54	561,255	$—
September 1, 2013 – September 30, 2013	—	$—	—	$—

Quarter ended September 30, 2013	561,255		561,255

(1)	On August 1, 2013, our Board of Directors authorized a common stock repurchase program of up to $25 million of our outstanding common stock over a six-month period. The stock repurchase program was publicly announced on August 6, 2013. All of the above repurchases were made on the open market at prevailing market rates plus related expenses. As of September 30, 2013, no amount remained yet to be purchased under the August 2013 stock repurchase program.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 25, 2013	By:	/s/ James E. Cline
James E. Cline
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