Form 10-K
period 2013-12-31
TREX CO INC
filed 2014-02-24
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $805.6 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 13, 2014 was 16,741,324.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2014 Annual Meeting of Stockholders	Part III

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

Decking. We market our decking products under a number of brand names. Our principal brand names for decking are:

•	Trex Transcend®, Trex Enhance® and Trex Select®, which each feature a protective shell for enhanced protection against fading, staining, mold and scratching; and

•	Trex Accents®, which offers a smooth surface on one side and subtle wood grain on the other.

We also have Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

On December 31, 2013, we discontinued the manufacture of Trex Accents, which we do not believe will have a material impact on our results of operations or cash flow.

Railing. Our railing products are Trex Transcend Railing, Trex Designer Series Railing®, Trex Select Railing, and Trex Reveal® aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe will enhance the sales prospects of our railing business. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. Trex Select Railing, which is white, is for consumers who desire a simple clean finished look for their deck. Trex Reveal aluminum railing, which is available in three colors, is for consumers who want a sleek, contemporary aesthetic look.

On December 31, 2013, we discontinued the manufacture of Trex Designer Series Railing, which we do not believe will have a material impact on our results of operations or cash flow.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. For 2013, our licensed products are:

•	Trex Outdoor Furniture™, which is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc.;

•	Trex RainEscape®, which is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC;

•	Trex CustomCurve®, which is an on-site system that allows contractors to heat and bend Trex products manufactured and sold by CurveIt, LLC;

•	Trex Pergolas™, which are pergolas made from TrexTrim™, our low maintenance cellular PVC trim product, marketed by Home and Leisure, Inc. dba Backyard America;

•	Diablo® Trex Blade, which is a specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.; and

•	Trex SpiralStairs™ and Structural Steel Posts (for use with the Elevations system), manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.

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

Customers and Distribution

We distribute and/or sell our products as follows:

Wholesale Distributors/Retail Lumber Dealers. In 2013, we generated most of our sales through our wholesale distribution network by selling Trex products to wholesale distributors, who in turn, marketed our products to retail lumber outlets. These retail dealers sell to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint a distributor on a non-exclusive basis to distribute Trex products within a specified area. The distributor generally purchases our products at prices in effect at the time we ship the product to the distributor. Based on our 2013 net sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our net sales.

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

Manufacturing Process

We have manufacturing facilities in Winchester, Virginia and Fernley, Nevada, which had floor space of approximately 455,000 square feet and 250,000 square feet, respectively, at December 31, 2013. In September 2007, we suspended operations at our Olive Branch, Mississippi facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites.

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

Research and Development

Our research and development efforts focus on innovation and developing new products, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. For the years ended December 31, 2013, 2012, and 2011, research and development costs were $2.9 million, $2.9 million, and $2.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Suppliers

The production of most of our products requires the supply of waste wood fiber and PE material.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2013, we purchased substantially all of our waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our PE material purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed.

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

PE Material. The PE material we consumed in 2013 was primarily composed of recovered plastic film and plastic bags. Approximately two billion pounds of polyethylene resin are used in the manufacture of stretch film and plastic bags in the United States each year. We will continue to seek to meet our future needs for plastic from the expansion of our existing supply sources and the development of new sources, including post-industrial waste and plastic coatings. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of PE material.

Our ability to source and use a wide variety of PE material is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers under supply contracts that commit us to purchase minimum levels for each year extending through 2015. We have purchase commitments under the third-party manufacturing contracts of $4.4 million and $1.9 million for the years ending December 31, 2014 and 2015, respectively.

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

Our primary competition consists of wood products, which constituted a substantial majority of 2013 decking and railing sales, as measured by linear feet of lumber. A majority of the lumber used in wooden decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

Industry studies indicate that we have the leading market share of the wood-plastic composite / PVC segment of the decking and railing market. Our principal competitors include Advanced Environmental Recycling Technologies, Inc., Azek Building Products, Inc. and Fiber Composites, LLC.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new non-wood decking and railing alternatives that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products in 2013 using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate many of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other wood/plastic composite and 100% plastic decking products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

Seasonality

Our net sales, gross profit and income from operations have historically varied from quarter to quarter. Such variations are often attributable to seasonal trends in the demand for Trex. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

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

Intellectual Property

Our success depends, in part, upon our intellectual property rights relating to our products, production processes and other operations. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws, to protect our proprietary rights. We have made substantial investments in manufacturing process improvements that have enabled us to increase manufacturing line production rates, facilitate our development of new products, and produce improvements in our existing products’ dimensional consistency, surface texture and color uniformity.

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

Employees

At December 31, 2013, we had approximately 590 full-time employees, approximately 445 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 15, 2014.

Name	Age	Positions with Company
Ronald W. Kaplan	62	Chairman, President and Chief Executive Officer; Director
James E. Cline	62	Senior Vice President and Chief Financial Officer
F. Timothy Reese	61	Senior Vice President, Operations
Christopher P. Gerhard	41	Vice President, Sales
William R. Gupp	54	Chief Administrative Officer, General Counsel and Secretary
Adam D. Zambanini	37	Vice President, Marketing
Paul A. Brunner	78	Director
Michael F. Golden	59	Director
Jay M. Gratz	61	Director, Lead Independent Director
Frank H. Merlotti, Jr.	63	Director
Richard E. Posey	67	Director
Patricia B. Robinson	61	Director

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

James E. Cline has served as Senior Vice President and Chief Financial Officer of the Company since August 2013 and as Vice President and Chief Financial Officer between March 2008 and July 2013. Mr. Cline served from July 2005 through December 2007 as the President of Harsco GasServ, a subsidiary of Harsco Corporation and a manufacturer of containment and control equipment for the global gas industry. From January 2008 through February 2008, in connection with the purchase of Harsco GasServ by Taylor-Wharton International LLC, which is owned by Windpoint Partners Company, Mr. Cline served as a consultant to the buyers by providing transition management and financial services. From April 1994 through June 2005, Mr. Cline served as the Vice President and Controller of Harsco GasServ. Mr. Cline served in various capacities with Huffy Corporation from June 1976 to February 1994, including as the Director of Finance of its True Temper Hardware subsidiary, a manufacturer of lawn care and construction products with nine manufacturing locations in the United States, Canada and Ireland. Mr. Cline received a B.S.B.A. degree in accounting from Bowling Green State University.

F. Timothy Reese has served as Senior Vice President, Operations of the Company since August 2013 and as Vice President, Operations between February 2008 and July 2013. From March 2007 through January 2008, Mr. Reese served as Operations Director for the Americas Region of DuPont Teijin Films, a DuPont Teijin Films U.S. Limited Partnership and producer of polyester films. From 1979 to March 2007, Mr. Reese served in various positions with DuPont, including Global Director, Business and Integrated Operations, DuPont High Performance Films, from November 1995 through November 1998; Director/Plant Manager, Global Operations, Cyrel® Packaging Graphics Products, from December 1998 through May 2000; Director, Global Operations and Six Sigma Champion, Cyrel® Packaging Graphics Products, from June 2000 through February 2001; and Director/Plant Manager in multiple assignments from March 2001 through February 2007, including in Corporate Operations, Human Resources and DuPont Chemical Solutions Enterprise. Mr. Reese served in the U.S. Navy and received a B.S. in ocean engineering with an emphasis on mechanical engineering from the U.S. Naval Academy.

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

Michael F. Golden has served as a director of the Company since February 2013. Mr. Golden currently serves as Co-Vice Chairman of the Board of Directors of Smith and Wesson Holding Corporation, a manufacturer of firearms and firearms-related products and accessories, and served as President and Chief Executive Officer of such company from December 2004 until his retirement in September 2011. Mr. Golden was employed in various executive positions with the Kohler Company, which manufactures kitchen and bath plumbing fixtures, furniture, tile, engines, and generators, and operates resorts, from February 2002 until December 2004, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company, which manufactures tools and hardware, from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President, Sales and Marketing for a division of The Black & Decker Corporation, which manufactures tools and hardware, where he was employed from 1981 until 1996. Mr. Golden also serves on the Board of Directors of Quest Resources Holding Company. Mr. Golden received a B.S. degree in Marketing from Pennsylvania State University and a M.B.A. degree from Emory University.

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

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing, trim and deck framing sales. Since wood/plastic composite products were introduced to the market in the early 1990’s, their market acceptance has increased, but during the last few years, the rate of conversion from purchasing wood products to purchasing wood/plastic composite products has slowed. Our ability to grow will depend in part on our success in continuing to convert demand for wood in decking, railing, fencing, trim and deck framing applications into a demand for Trex products. To increase our market share, we must overcome:

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

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant warranty expenses related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by agreeing to settle a nationwide class action lawsuit which fixes our obligation in each claim to provide replacement product and provide a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims, our ultimate losses may differ from our warranty reserve. Increases we have made to the warranty reserve and payments for related claims in recent years have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows should we make such increases and pay such claims.

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

A number of class action lawsuits based upon mold growth, color fading and color variation on our products have been brought against us. (See Part I, Item 3, Legal Proceedings, for a discussion of the status of these lawsuits.) These claims, as well as other potential claims, are a potential financial exposure to us and could cause adverse publicity, which in turn could result in a loss of consumer confidence in our products and also reduce our sales. Product quality claims could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our net sales, net income and liquidity.

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

A limited number of customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers each year accounted for approximately 89% of gross sales during fiscal year 2013, 90% during fiscal year 2012 and 89% during fiscal year 2011.

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

The demand for our products is affected by adverse weather conditions.

Our products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and the weather conditions around the time they are to be installed. Weather conditions, such as very high or low temperatures, intense and prolonged precipitation, hurricanes, floods, and regional fires in the regions we sell our products interfere with ordinary construction, delay projects and can even lead to cessation of certain construction involving our products.

Since weather conditions and seasonal cycles cannot be accurately predicted, adverse weather conditions may shift our sales to subsequent reporting periods, or may also reduce overall sales given the limited decking season in many locations. Prolonged adverse weather conditions could have a negative impact on our financial statements.

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

At December 31, 2013, we had $100.8 million of net property, plant and equipment. The improvement we seek to make to our manufacturing processes sometimes involves the implementation of new technology and replacement of equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In September 2009, we recorded a pre-tax impairment charge of $23.3 million related to the long-lived assets held at the facility. Of our net property, plant and equipment at December 31, 2013, approximately $6.9 million is located at our Olive Branch, Mississippi manufacturing facility. We do not currently anticipate further impairments on the remaining assets. However, changes in the expected cash flows related to the facility could result in additional impairment charges and reduced earnings in future periods.

Our level of indebtedness, and ability to continue to obtain financing on favorable terms, could adversely affect our financial health and ability to compete.

As of December 31, 2013, we had no outstanding indebtedness. Our indebtedness has been substantially reduced from its level on December 31, 2011 due to our repayment on July 1, 2012 of the remaining $91.9 million principal balance on our 6% Convertible Senior Subordinated Notes, which matured as of such date. It is foreseeable that we will need to borrow on our current senior secured credit facility in 2014 for working capital purposes. In addition, we may borrow money in the event we elect to pursue an acquisition or other transaction. Accordingly, our future level of indebtedness could have important consequences. For example, it may:

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

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 32,000 square feet of office space, under a lease that expires in March 2020. In 2005, in anticipation of relocating our corporate headquarters, we entered into an agreement to lease approximately 55,000 square feet of office space in Dulles, Virginia. The lease expires in mid-2019. Subsequently, we reconsidered our decision to relocate our corporate headquarters and decided not to move. We have executed subleases for approximately 42,000 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. The terms of the existing subleases expire in years 2014 to 2019. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 12 to our consolidated financial statements appearing elsewhere in this report.

We own approximately 74 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our manufacturing facilities, which contain approximately 455,000 square feet of space, and our research and development technical facility. We own the land and the manufacturing facility on the Fernley, Nevada site, which contains approximately 250,000 square feet of manufacturing space. Our Fernley site is located on approximately 37 acres, which includes outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Our facilities provide adequate capacity for current and anticipated future consumer demand.

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

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2013, we spent a total of $13.1 million on capital expenditures, primarily related to new products and to make process and productivity improvements. We estimate that our capital expenditures in 2014 will be in approximately $15 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

Item 3.	Legal Proceedings

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally alleged certain defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement.

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. Hagens Berman alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed Hagens Berman as lead counsel in this case. On December 3, 2010, Hagens Berman filed an amended consolidated complaint in the United States District Court, Northern District of California relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50 th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. (On December 5, 2013, the lawsuit commenced by the Stull Group was settled.) The plaintiffs in these purported class actions alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that settled the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement, as amended by an amended settlement agreement signed on September 3, 2013, are as follows:

•

Trex will make a one-time cash payment or the opportunity to receive other relief, including a rebate certificate on its newer-generation shelled product (Trex Transcend® and Trex Enhance®). This relief would be available for any consumer whose first-generation composite decking product has a certain defined level of mold growth, color fading or color variation.

•	Trex agreed to discontinue the manufacture of non-shelled decking, railing and fencing products (other than Trex Traditional Railing and Trex Seclusions Fencing) by December 31, 2013.

•	Trex agreed to provide a video demonstrating cleaning instructions for non-shelled products on its website, and to distribute warranty pads to retailers.

•	The cost to Trex is capped at $8.25 million plus $1.45 million in attorneys’ fees to be paid to the Plaintiffs’ counsel upon final approval of the nationwide settlement by the Court.

The settlement agreement provides that the nationwide settlement applies to any Trex first-generation non-shelled composite decking, railing and fencing product purchased between August 1, 2004 and the date of preliminary approval of the nationwide settlement.

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement, and on December 16, 2013, the Court granted final approval of the settlement. At December 31, 2013, the Company has accrued a $3.2 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2013 and 2012 as reported by the New York Stock Exchange:

2013	High	Low
First Quarter	$51.50	$38.10
Second Quarter	58.03	45.24
Third Quarter	52.11	41.25
Fourth Quarter	83.04	46.26

2012	High	Low
First Quarter	$32.76	$22.62
Second Quarter	33.89	25.41
Third Quarter	34.74	24.51
Fourth Quarter	40.81	32.57

Dividend Policy

We have never paid cash dividends on our common stock. We intend to retain future earnings, if any, to finance the development and expansion of our business and, therefore, do not plan to pay any cash dividends on the common stock in the foreseeable future. Under the terms of our credit agreement, there are restrictions on our ability to pay cash dividends.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2008 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2009, 2010, 2011, 2012 and 2013.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013
Trex Company	$100.00	$119.08	$145.57	$139.19	$226.18	$483.17
Russell 2000	$100.00	$127.17	$161.32	$154.57	$179.84	$249.66
S&P 600 BPI	$100.00	$125.46	$142.49	$133.90	$173.88	$253.49

Issuer Purchases of Equity Securities

On August 1, 2013, the Board of Directors authorized the repurchase of up to $25 million of our outstanding common stock over a six-month period (the “August 2013 Stock Repurchase Program”). During the three months ended September 30, 2013, we repurchased 561,255 shares for $25.0 million at an average price of $44.54 per share, which completed the authorization under the August 2013 Stock Repurchase Program.

On October 24, 2013, the Board of Directors authorized an additional common stock repurchase program, expiring on February 10, 2014, of up to $30 million of our outstanding common stock (the “October 2013 Stock Repurchase Program”). We made no repurchases under the October 2013 Stock Repurchase Program before it expired.

Other Stockholder Matters

As of February 7, 2014, there were approximately 189 holders of record of our common stock.

In 2013, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2013, 2012, 2011, 2010 and 2009 and for each of the years in the five-year period ended December 31, 2013.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31,
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$342,511	$307,354	$266,789	$317,690	$272,286
Cost of sales	243,893	222,772	203,998	244,875	191,759

Gross profit	98,618	84,582	62,791	72,815	80,527
Selling, general and administrative expenses	73,967	71,907	60,620	67,764	65,257
Impairment of long-lived assets	—	—	—	—	23,251

Income (loss) from operations	24,651	12,675	2,171	5,051	(7,981)
Interest expense, net	602	8,946	16,364	15,288	14,699

Income (loss) before income taxes	24,049	3,729	(14,193)	(10,237)	(22,680)
Provision (benefit) for income taxes	(10,549)	1,009	(2,605)	(171)	(5,811)

Net income (loss)	$34,598	$2,720	$(11,588)	$(10,066)	$(16,869)

Basic earnings (loss) per share	$2.06	$0.17	$(0.75)	$(0.66)	$(1.12)

Basic weighted average shares outstanding	16,794,841	16,123,592	15,388,456	15,187,028	15,061,603

Diluted earnings (loss) per share	$2.02	$0.16	$(0.75)	$(0.66)	$(1.12)

Diluted weighted average shares outstanding	17,136,751	17,064,856	15,388,456	15,187,028	15,061,603

Cash Flow Data:
Cash provided by operating activities	$45,208	$60,443	$33,847	$18,994	$35,063
Cash used in investing activities	(12,697)	(7,484)	(9,367)	(9,773)	(6,638)
Cash used in financing activities	(30,898)	(55,326)	(47,224)	(1,465)	(32,100)

Other Data (unaudited):
EBITDA (6)	$40,597	$29,149	$20,589	$24,666	$38,172

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$3,772	$2,159	$41,526	$27,270	$19,514
Working capital	28,994	10,158	(18,574)	66,057	49,214
Total assets	188,157	168,615	228,090	247,815	244,543
Total debt (including derivatives)	—	5,000	86,425	85,095	77,571
Total stockholder’s equity	$106,616	$93,986	$92,499	$102,922	$110,198

(1)	Year ended December 31, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve and a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance.

(2)	Year ended December 31, 2012 was materially affected by a pre-tax increase of $21.5 million to the warranty reserve.
(3)	Year ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve and a $2.6 million income tax benefit as a result of the settlement of uncertain tax positions.
(4)	Year ended December 31, 2010 was materially affected by a pre-tax increase of $15.0 million to the warranty reserve and $3.9 million for minimum purchase penalties.
(5)	Year ended December 31, 2009 was materially affected by pre-tax impairment of long-lived assets at idle Olive Branch facility of $23.3 million.
(6)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income (loss)	$34,598	$2,720	$(11,588)	$(10,066)	$(16,869)
Plus interest expense, net	602	8,946	16,364	15,288	14,699
Plus income tax provision (benefit)	(10,549)	1,009	(2,605)	(171)	(5,811)
Plus depreciation and amortization	15,946	16,474	18,418	19,615	22,902
Plus impairment of long-lived assets	—	—	—	—	23,251

EBITDA	$40,597	$29,149	$20,589	$24,666	$38,172

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have four principal decking products: Trex Transcend®, Trex Enhance®, Trex Select®, and Trex Accents®; four railing products: Trex Transcend Railing, Trex Designer Series Railing®, Trex Select Railing, and Trex Reveal® aluminum railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

On December 31, 2013, we discontinued the manufacture of Trex Accents and Trex Designer Series Railing, which we do not believe will have a material impact on our results of operations or cash flow.

Highlights related to the fourth quarter and full year 2013 include:

•	Net sales increased 38% in the fourth quarter of 2013 and 11% in the full year of 2013 compared to the respective periods in 2012 due primarily to an increase in sales volumes.

•	We generated positive cash flow from operations and ended the year with no outstanding indebtedness.

•	During 2013, we used cash on hand to repurchase $25 million of our outstanding common stock under a stock repurchase program authorized by the Board of Directors in August 2013.

•	We recorded a $20 million increase to the warranty reserve in 2013 to settle future claims related to material produced prior to 2007 at our Nevada facility that exhibits surface flaking.

•	We reduced a substantial portion of our valuation allowance on our deferred tax assets.

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

We launched our early buy program for the 2014 decking season in December 2013. The timing and terms of the 2014 program are generally consistent with the timing and terms of the 2013 program launched in December 2012. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2013 were higher than in December 2012 due, in part, to additions to our distribution network, an increase in demand for our products and a revised pricing strategy. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. We generally do not extend the payment terms beyond those offered in the program. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Inventories. We account for inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2013, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $24.5 million.

Product Warranty. We warrant that our products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. (With respect to TrexTrim™ and Trex Reveal® Railing, the warranty period is 25 years for both residential and commercial use.) With respect to our Transcend®, Enhance®, Select® and Universal Fascia product, we further warrant that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

Historically, we have not had material numbers of claims submitted or settled under the provisions of our product warranties, with the exception of claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking. We continue to receive and settle surface flaking claims and maintain a warranty reserve to provide for the settlement of these claims. In 2009, we agreed to a settlement of a class action lawsuit covering the surface defect, stipulating our responsibilities with regard to such claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the average cost to settle each claim and (2) the number of claims to be settled with payment, both of which are subject to variables that are difficult to estimate.

The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement. Although the cost per claim does vary, it is less volatile and more predictable than the number of claims to be settled with payment, which is inherently uncertain.

The key component driving our potential liability is the number of claims that will ultimately require payment. To estimate the number of future paid claims, we utilize actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment. Estimates for both of these elements (number and percentage of claims that will ultimately require payment) are quantified using a range of assumptions derived from the recent claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. For each of the various parameters used in the analysis, the assumed values in the actuarial valuation produce results that represent our best estimate for the ultimate number of claims to be settled with payment.

A number of factors make estimates of the number of claims to be received inherently uncertain. We believe that production of the suspect material was confined to material produced from our Nevada facility prior to 2007, but are unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. Furthermore, the aforementioned 2009 class action settlement and related public notices led to a significant increase in claims received in 2009 and disrupted the claims data and settlement patterns. Lastly, we are not aware of any analogous industry data that might be referenced in predicting future claims to be received.

The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and related public notices and the trend of claims received began to decline significantly in 2010 and 2011, consistent with the our belief that the effect of the 2009 spike in claims was largely an acceleration of claims previously expected to be filed in future periods. As a result of the effects of the class action settlement and because the suspect material had not been produced since prior to 2007, we anticipated that the rate of decline in claims received would accelerate and the number of claims received would continue to decline significantly in 2012.

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

During the third quarter of 2013, the number of claims received was significantly greater than our prior estimates. Although the number of claims received during the first nine months of 2013 remained lower than those received during the first nine months of 2012, the number of claims received during the third quarter of 2013 exceeded those received during the third quarter of 2012. This represented the first quarterly year-over-year increase in the number of claims received since the 2009 class action settlement was made public.

We believe that this unexpected increase in claims was due primarily to a response to communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in our products and alleged misrepresentations relating to mold growth. We believe that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. As a result of these public communications, we expect to experience elevated claims activity, both in new claims received and reopened claims, for the near future, after which we expect a return to previously-experienced rates of decline. However, the elevated claims activity resulted in a material increase in the expected number of claims to settle with payment.

In addition to the increased number of expected claims to be settled with payment, we experienced an increase in the average cost to settle a claim during 2013. Analysis of claims data indicates that the increased cost per claim is driven primarily by an increase in the average size of settled claims, which we believe reflects a shift from partial deck replacements to full deck replacements. Also, our August 2013 decision to discontinue production of the Accents® product, which is currently used as replacement material for surface flaking claims, necessitated a change in the average cost expectations due to the implications of transitioning to alternative replacement material.

Due to the unfavorable claims and cost experience during the three months ended September 30, 2013, as described above, we recorded a $20 million increase to the warranty reserve.

Our analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. We estimate that the number of claims received will decline over time. If the level of claims received does not diminish consistent with our expectations or if the cost to settle claims increases, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $4.1 million change in the warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Year Ended December 31,
	2013	2012	2011
Claims unresolved, beginning of period	4,073	4,878	4,689
Claims received (1)	4,256	4,807	5,662
Claims resolved (2)	(4,080)	(5,612)	(5,473)

Claims unresolved, end of period	4,249	4,073	4,878

Average cost per claim (3)	$2,265	$2,101	$1,869

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

For additional information about product warranties, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease obligates us to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2013, we have executed subleases for 41,701 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. We estimate that the present value of the estimated future sublease receipts, net of transaction costs, will be less than our remaining minimum lease payment obligations under our lease and have recorded a liability for the expected shortfall. During the three months ended September 30, 2013, a subtenant defaulted on its sublease payments. As a result we revised our estimate of sublease receipts and recorded a $1.1 million charge to selling, general and administrative expenses to increase our liability.

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

Income Taxes. We account for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with ASC 740, we assess the likelihood that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2012, we had a full valuation allowance recorded against our deferred tax assets. Our assessment gave significant weight to the negative evidence of our cumulative loss history in the three years ended December 31, 2012.

As of December 31, 2013, we determined that we more likely than not will realize most of our deferred tax assets and, as a result, reversed a significant portion of our valuation allowance. The analysis performed to assess the need for a valuation allowance included an evaluation of the four possible sources of taxable income as identified in ASC 740, including the consideration of the positive evidence of our cumulative income history in the three years ended December 31, 2013.

Based on this analysis, as well as due to the realization of certain deferred tax assets during 2013, we recorded a $19.9 million reduction of our valuation allowance during the year ended December 31, 2013, $10.9 million of which was a direct result of our decision to exit a full valuation allowance. As of December 31, 2013, the remaining valuation allowance is $4.2 million, primarily related to certain state tax credits we estimate will expire before they are realized. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

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

Results of Operations

The following table shows, for the last three years, selected statement of comprehensive income data as a percentage of net sales:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.2	72.5	76.5

Gross profit	28.8	27.5	23.5
Selling, general and administrative expenses	21.6	23.4	22.7

Income from operations	7.2	4.1	0.8
Interest expense, net	0.2	2.9	6.1

Income (loss) before income taxes	7.0	1.2	(5.3)
Provision (benefit) for income taxes	(3.1)	0.3	(1.0)

Net income (loss)	10.1%	0.9%	(4.3%)

2013 Compared to 2012

Net Sales. Net sales in 2013 increased 11.4% to $342.5 million from $307.4 million in 2012. The increase in net sales was due primarily to an 8% increase in sales volume and a 3% increase in the average price per unit in 2013 compared to 2012. We attribute the increase in sales volumes in 2013 compared to 2012 to the execution of growth strategies including increased market share from additions to our distribution network, the introduction of new product lines and a revised pricing strategy. The increase in average price per unit in 2013 was primarily driven by sales mix including an increased attachment rate on railing products.

Gross Profit. Gross profit increased 16.6% to $98.6 million in 2013 from $84.6 million in 2012. Gross profit in 2013 and 2012 was adversely affected by $21.5 million and $21.5 million of non-operating charges, respectively. We recognized $20.0 million and $21.5 million of charges to increase the previously established warranty reserve in 2013 and 2012, respectively. In addition, in 2013, we recognized a $1.5 million charge related to market share expansion and a reset of prices for certain products as we transition our remaining products to the next generation product offering. Excluding the aforementioned charges in both 2013 and 2012, gross profit increased to $120.1 million in 2013 compared to $106.1 in 2012. Excluding the aforementioned charges in both 2013 and 2012, gross profit as a percentage of net sales, gross margin, increased by 40 basis points to 34.9% from 34.5% in 2012. The 2012 gross margin reflected $4.5 million of LIFO inventory liquidation income. The 2013 underlying gross margin at 34.9% was 185 basis points higher than 2012 excluding the LIFO inventory liquidation income. Key drivers to the favorable underlying gross margin for 2013 include lower sales related items, increased capacity utilization rates and continued manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 2.9%, to $74.0 million in 2013 from $71.9 million in 2012. The increase in selling, general and administrative expenses in 2013 compared to 2012 was attributable to various factors including a $1.2 million decrease in the benefits recognized from reductions in the provision for future contingent payments associated with the 2011 Iron Deck acquisition and a $0.9 million increase in legal and claims servicing costs primarily resulting from the mold growth class action lawsuit that was settled in December 2013 and related public and homeowner communications. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.6% in 2013 from 23.4% in 2012.

Interest Expense. Net interest expense decreased 93.3% to $0.6 million in 2013 compared to $8.9 million in 2012. The decrease resulted from carrying lower debt levels at lower interest rates during 2013 compared to 2012. This was primarily driven by the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in 2013 from 2.9% in 2012.

Provision for Income Taxes. We recorded a benefit for income taxes of $10.5 million in 2013 compared to an expense of $1.0 million in 2012. The related effective tax rates were (43.9%) in 2013 and 27.1% in 2012. During 2013, our income tax benefit consisted of a reduction of a substantial portion of our valuation allowance on our deferred tax asset as well as statutory federal and state taxes, permanent book to tax differences, Federal tax credits, and other miscellaneous tax items. During 2012, our income tax expense consisted of cash taxes to various states where no net operating loss carry-forward existed to offset current year taxable income, unfavorable effect of permanent differences related to employee stock awards and increases in indefinite-lived deferred tax liabilities, primarily related to goodwill amortized for income taxes.

Our effective tax rate for both years is substantially different than the statutory rate due to the effect of the valuation allowance we maintained against our net deferred tax assets. During the three months ended December 31, 2013, we determined it to be more likely than not that we will realize most of our deferred tax assets. During 2013, we recorded a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of our decision to exit a full valuation allowance.

2012 Compared to 2011

Net Sales. Net sales in 2012 increased 15.2% to $307.4 million from $266.8 million in 2011. The increase in net sales was due primarily to a 15% increase in sales volume in 2012 compared to 2011. We attribute the increase in sales volumes in 2012 compared to 2011 to various factors, including:

•	Sales volumes in 2011 were depressed as a result of customers purchasing product in late 2010 to avoid an announced 2011 Transcend price increase;

•	Favorable weather conditions throughout 2012 compared to 2011 allowed for a more favorable deck-building season, and;

•	Execution of growth strategies including introduction of new product lines and increased market share.

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

Provision for Income Taxes. We recorded an expense for income taxes of $1.0 million in 2012 compared to a benefit of $2.6 million in 2011. The related effective tax rates were 27.1% in 2012 and 18.4% in 2011. The effective tax rate for both years is substantially different than the statutory rate because of our full valuation allowance on our net deferred tax assets. As a result, our provision for income taxes and corresponding effective tax rate, are primarily a function of cash taxes paid to various jurisdictions, changes in indefinite-lived deferred tax liabilities and changes to liabilities associated with uncertain tax positions. The benefit recognized in 2011 was primarily related to the effects of favorably settled uncertain federal tax positions previously reserved under the provisions of ASC 740. The income tax expense recognized in 2012 was primarily related to cash taxes to various states where no net operating loss carry-forward is available to offset current year taxable income, unfavorable effect of permanent differences related to employee stock awards and increases in indefinite-lived deferred tax liabilities, primarily related to goodwill amortized for income taxes.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under the credit facility and other loans, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. Net cash provided by operating activities totaled $45.2 million in 2013 compared to net cash provided by operating activities of $60.4 million in 2012. The $15.2 million year-over-year reduction in cash provided by operating activities was primarily driven by increased inventory and accounts receivable balances, partially offset by an increase in net sales and earnings during 2013 compared to 2012. The increase in inventory balances at December 31, 2013 was to support conversion to our next generation product offerings and additions to our distribution network.

Accounts receivable balances increased to $37.3 million at December 31, 2013 compared to $26.5 million at December 31, 2012 due to increased sales in late 2013 primarily driven by additions to our distribution network, an increase in demand for our products and a revised pricing strategy. Substantially all of the accounts receivable balances at December 31, 2013 were subject to the terms of our early buy program. We expect to collect all outstanding accounts receivable balances by May 2014.

Net cash used in investing activities totaled $12.7 million in 2013 compared to cash used in investing activities of $7.5 million in 2012. The increase is primarily attributable to an increase in capital expenditures in 2013 compared to 2012 due to a focus on new product launches and manufacturing efficiencies. Capital expenditures in 2013 consisted primarily of manufacturing equipment for process and productivity improvements, including retrofitting lines to produce new products. In 2012, net cash used in investing activities totaled $7.5 million compared to $9.4 million in 2011.

Net cash used in financing activities was $30.9 million in 2013 compared to cash used in financing activities of $55.3 million in 2012. The $24.4 million improvement in 2013 was due to the fact that, in 2012, we used cash on hand and $37.0 million of restricted cash to fully repay the $91.9 million principal balance on our convertibles notes. In 2013, we used cash on hand to repurchase $25.0 million of our common stock. Net cash used in financing activities was $55.3 million in 2012 compared to net cash used in financing activities of $47.2 million in 2011.

On February 19, 2014, our Board of Directors authorized an additional common stock repurchase program of up to $50 million of our outstanding common stock. This authorization has no expiration date.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. These distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and favorable payment terms. In addition, from time to time, we may offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. Our sales in the fourth quarter of 2013 were higher than our sales in the fourth quarter of 2012. We believe that distributor inventory levels at December 31, 2013 are comparable to distributor inventory levels at December 31, 2012. Significant changes in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

We seek to maintain favorable relationships with our distributors. However, on occasion, we may need to replace a distributor. Historically, we have had little difficulty replacing a distributor and have experienced little or no disruption to operations or liquidity. We believe that in the event we needed to replace a distributor, it would not have an adverse effect on our profitability or liquidity.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and regularly monitor the adequacy of the warranty reserve. During the year ended December 31, 2013, we paid approximately $8.2 million to settle claims against the warranty reserve, which had a material adverse effect on cash flow from operations, and increased the warranty reserve an additional $20.0 million. We estimate that the number of claims received will decline over time. If the level of new claims received does not diminish consistent with our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

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

Under the Amended Credit Agreement, the Lenders agreed to provide us with one or more revolving loans in a collective maximum principal amount of $100 million (the “Revolver Loans”).

Included within the Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15 million (the “Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5 million (the “Swing Advance Loan”). The Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing our existing indebtedness.

The Revolver Loans, the Swing Advances and the Letter of Credit Facility provide us, in the aggregate, the ability to borrow a principal amount not to exceed $100 million at any one time outstanding (the “Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by us and each of the Collateral Agents). We are not obligated to borrow any amount under the Revolving Loan Limit. Within the Revolving Loan Limit, we may borrow or repay at any time or from time to time while the Revolving Loans are in effect.

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

The Letter of Credit Facility provides that upon our application, BB&T shall issue to our credit one or more letters of credit in the aggregate amount of up to $15 million, or such lesser amount as may be required by law. We shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

On February 26, 2013, we entered into a First Amendment (“First Amendment”) to the Amended Credit Agreement dated as of January 6, 2012. Pursuant to the First Amendment, the Amended Credit Agreement was amended to temporarily increase the maximum amount of the Revolver Loans from $100 million to $125 million during the period from February 26, 2013 through and including June 30, 2013 to meet seasonal cash requirements and reduce certain interest rate margins and costs. In conjunction with the First Amendment, the Revolver Notes executed by us to each of BB&T and Wells Fargo dated as of January 6, 2012 were amended and restated. The maximum amount of the Revolver Loans reverted to $100 million on July 1, 2013.

On December 17, 2013, we entered into a Second Amendment (“Second Amendment”) to the Amended Credit Agreement dated as of January 6, 2012, as amended by the First Amendment dated February 26, 2013 (the “Credit Agreement”). Pursuant to the Second Amendment, the Credit Agreement was amended to temporarily increase the maximum amount of the Revolver Loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements. No other material changes were made to the terms of the Credit Agreement.

Amounts drawn under the Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2013, we had no outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $71.9 million.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Credit Agreement, we are required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in our Loans at December 31, 2013. Under the Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. We agreed that we will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85 million.

(b)	Fixed Charge Coverage Ratio. We agreed that we will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. We agreed that we will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

Failure to comply with the financial covenants in our Credit Agreement could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under our Credit Agreement.

At December 31, 2013, we had no outstanding indebtedness, and the interest rate on the revolving credit facility was 1.9%.

Contractual Obligations. The following tables show, as of December 31, 2013, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase commitments (1)	35,581	23,608	11,924	49	—
Operating leases	44,272	6,803	11,651	10,620	15,198

Total contractual cash obligations	$79,853	$30,411	$23,575	$10,669	$15,198

(1)	Purchase commitments represent supply contracts with third-party manufacturers and raw material vendors.

We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $13.1 million in 2013, $7.6 million in 2012 and $7.4 million in 2011, primarily related to new products and to make process and productivity improvements. We currently estimate that capital expenditures in 2014 will be approximately $15 million. Capital expenditures in 2014 are expected to be used primarily to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2013, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity based on balances outstanding at December 31, 2013.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2013.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-27 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2013, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 24, 2014	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 24, 2014	By:	/s/ JAMES E. CLINE
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

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Trex Company, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 24, 2014

Item 9B.	Other Information

Appointment of Gerald Volas as a Director of the Company

On February 19, 2014, the Board of Directors of the Company increased the size of the Board from seven members to eight members, and appointed Gerald Volas as a director to fill the resulting vacancy, both to be effective on March 1, 2014. Mr. Volas was appointed to the class of directors whose term of office expires at the annual meeting of stockholders scheduled for April 30, 2014, and Mr. Volas will be included among the nominees being submitted for election at such annual meeting. Mr. Volas will receive compensation for service on the Board of Directors and any committees pursuant to the Company’s Amended and Restated 1999 Incentive Plan for Outside Directors (the “Incentive Plan for Outside Directors”). The Incentive Plan for Outside Directors was amended and restated as of July 24, 2012, and filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

Mr. Volas has been employed by Masco Corporation, one of the world’s leading manufacturers of brand-name products for the home improvement and new home construction industries, in various positions of increasing responsibility since 1982. Since February 2005, he has served as a Group Executive responsible for almost all of Masco’s operating companies at one time or another. He currently is responsible for a number of Masco operating companies accounting for approximately 50% of Masco’s revenues in 2012. From April 2001 to February 2005, he served as President of Liberty Hardware, a Masco operating company, from January 1996 to April 2001, he served as a Group Controller supporting a variety of Masco operating companies, and from May 1982 to January 1996, he served in progressive financial roles including Vice President/Controller at BrassCraft Manufacturing Company, a Masco operating company. Mr. Volas is a Certified Public Accountant. He received a Bachelor of Business Administration degree from the University of Michigan.

Stock Split

On February 19, 2014, the Board of Directors of the Company approved a two -for-one stock split of the Company’s common stock, par value $0.01. The stock split will be in the form of a stock dividend to be distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The financial statements presented in this Form 10-K appropriately do not reflect the effects of the stock split.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2014 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2013 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-27 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-28

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.6	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.8	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.9	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.11	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.14	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.15	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.16	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.19	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.20	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.21	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.22	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed herewith. **

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed herewith. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.12	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.13	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.14	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.15	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference. **

10.16	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.17	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.26	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.27	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-28

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 24, 2014

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,772	$2,159
Accounts receivable, net	37,338	26,542
Inventories	22,428	17,521
Prepaid expenses and other assets	2,761	2,188
Income taxes receivable	384	435
Deferred income taxes	9,497	3,792

Total current assets	76,180	52,637
Property, plant and equipment, net	100,783	104,425
Goodwill and other intangibles	10,542	10,550
Other assets	652	1,003

Total Assets	$188,157	$168,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,891	$11,161
Accrued expenses	23,295	18,818
Accrued warranty	9,000	7,500
Line of credit	—	5,000

Total current liabilities	47,186	42,479
Deferred income taxes	360	7,353
Non-current accrued warranty	31,812	21,487
Other long-term liabilities	2,183	3,310

Total Liabilities	81,541	74,629

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,299,062 and 17,010,493 shares issued and 16,737,807 and 17,010,493 shares outstanding at December 31, 2013 and 2012, respectively	173	170
Additional paid-in capital	101,667	98,638
Retained earnings (deficit)	29,776	(4,822)
Treasury stock, at cost, 561,255 shares	(25,000)	—

Total Stockholders’ Equity	106,616	93,986

Total Liabilities and Stockholders’ Equity	$188,157	$168,615

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Net sales	$342,511	$307,354	$266,789
Cost of sales	243,893	222,772	203,998

Gross profit	98,618	84,582	62,791
Selling, general and administrative expenses	73,967	71,907	60,620

Income from operations	24,651	12,675	2,171
Interest expense, net	602	8,946	16,364

Income (loss) before income taxes	24,049	3,729	(14,193)
Provision (benefit) for income taxes	(10,549)	1,009	(2,605)

Net income (loss)	$34,598	$2,720	$(11,588)

Basic earnings (loss) per common share	$2.06	$0.17	$(0.75)

Basic weighted average common shares outstanding	16,794,841	16,123,592	15,388,456

Diluted earnings (loss) per common share	$2.02	$0.16	$(0.75)

Diluted weighted average common shares outstanding	17,136,751	17,064,856	15,388,456

Other comprehensive income:
Net derivative losses on interest rate swaps, before tax	—	—	312
Income tax expense related to net derivative losses on interest rate swaps	—	—	128

Other comprehensive income, net of tax	—	—	184

Comprehensive income (loss)	$34,598	$2,720	$(11,404)

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount				Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2010	15,458,002	$155	$98,905	$(184)	$4,046	—	$—	$102,922
Net loss	—	—	—	—	(11,588)	—	—	(11,588)
Net derivatives losses on interest rate swaps, net of tax	—	—	—	184	—	—	—	184
Employee stock purchase and option plans	139,228	1	1,426	—	—	—	—	1,427
Shares withheld for taxes on share-based payment awards	(62,543)	—	(3,092)	—	—	—	—	(3,092)
Stock-based compensation	67,445	—	3,146	—	—	—	—	3,146
Repurchases of convertible notes	—	—	(500)	—	—	—	—	(500)

Balance, December 31, 2011	15,602,132	156	99,885	—	(7,542)	—	—	92,499
Net income	—	—	—	—	2,720	—	—	2,720
Employee stock purchase and option plans	234,552	2	820	—	—	—	—	822
Shares withheld for taxes on share-based payment awards	(37,151)	1	(5,525)	—	—	—	—	(5,524)
Stock-based compensation	149,215	—	3,469	—	—	—	—	3,469
Common stock issued upon conversion of notes	1,061,745	11	(11)	—	—	—	—	—

Balance, December 31, 2012	17,010,493	170	98,638	—	(4,822)	—	—	93,986
Net income	—	—	—	—	34,598	—	—	34,598
Employee stock purchase and option plans	271,335	3	4,029	—	—	—	—	4,032
Shares withheld for taxes on share-based payment awards	(29,365)	—	(6,277)	—	—	—	—	(6,277)
Stock-based compensation	46,599	—	3,811	—	—	—	—	3,811
Excess tax benefits from stock compensation	—	—	1,466	—	—	—	—	1,466
Shares repurchased under our publicly announced share repurchase programs	(561,255)	—	—	—	—	561,255	(25,000)	(25,000)

Balance, December 31, 2013	16,737,807	$173	$101,667	$—	$29,776	561,255	$(25,000)	$106,616

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net income (loss)	$34,598	$2,720	$(11,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,255	17,009	18,170
Debt discount amortization	—	5,450	10,538
Deferred income taxes	(12,698)	618	165
Stock-based compensation	3,811	3,469	3,146
Loss on disposal of property, plant and equipment	587	1,909	711
Excess tax benefits from stock compensation	(1,466)	—	—
Other non-cash adjustments	(337)	(314)	621
Changes in operating assets and liabilities:
Accounts receivable	(10,844)	2,660	23,931
Inventories	(4,907)	11,376	125
Prepaid expenses and other assets	(213)	(405)	(19)
Accounts payable	3,731	(731)	(3,215)
Accrued expenses and other liabilities	15,173	16,784	(8,385)
Income taxes receivable/payable	1,518	(102)	(353)

Net cash provided by operating activities	45,208	60,443	33,847

Investing Activities
Expenditures for property, plant and equipment	(13,060)	(7,593)	(7,419)
Proceeds from sales of property, plant and equipment	176	3	28
Purchase of acquired company, net of cash acquired	—	(11)	(2,075)
Notes receivable, net	187	117	99

Net cash used in investing activities	(12,697)	(7,484)	(9,367)

Financing Activities
Financing costs	(119)	(750)	(135)
Restricted cash	—	37,000	(37,000)
Borrowings under line of credit	74,500	93,700	—
Principal payments under line of credit	(79,500)	(88,700)	—
Principal payments under mortgages and notes	—	(91,875)	(2,542)
Repurchases of convertible notes	—	—	(5,882)
Repurchases of common stock	(31,277)	(5,522)	(3,092)
Proceeds from employee stock purchase and option plans	4,032	821	1,427
Excess tax benefits from stock compensation	1,466	—	—

Net cash used in financing activities	(30,898)	(55,326)	(47,224)

Net increase (decrease) in cash and cash equivalents	1,613	(2,367)	(22,744)
Cash and cash equivalents at beginning of year	2,159	4,526	27,270

Cash and cash equivalents at end of year	$3,772	$2,159	$4,526

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$348	$5,792	$6,349
Cash paid for income taxes, net	$672	$590	$658

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish Company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2013.

Iron Deck Acquisition

On May 2, 2011, the Company completed the acquisition of substantially all of the assets of Iron Deck Corporation, a manufacturer of steel deck framing systems located in Denver, Colorado, for approximately $2 million in cash plus the assumption of certain liabilities. As a result of the acquisition, the Company recorded an increase of $3.7 million to Goodwill. No other material tangible or intangible assets were identified. The provisions of the purchase agreement allow for future payments contingent upon certain future sales targets. The contingent payments were estimated as purchase consideration at the acquisition date and may be revised if actual sales differ from projected sales. As a result of decreased near-term sales projections of steel deck framing systems, the Company reduced its provision for future contingent payments and recorded a $0.2 million and $1.4 million benefit to selling, general and administrative expenses in the years ended December 31, 2013 and 2012, respectively.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2013, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

In the years ended December 31, 2013, 2012 and 2011, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2013, one customer of the Company represented approximately 28% of the Company’s net sales. For the year ended December 31, 2012, two customers of the Company represented approximately 26% and 10% of the Company’s net sales. For the year ended December 31, 2011, one customer of the Company represented approximately 24% of the Company’s net sales. As of December 31, 2013, three customers represented 29%, 15%, and 12%, respectively, of the Company’s accounts receivable balance.

Approximately 44%, 40%, and 33% of the Company’s raw materials purchases for the years ended December 31, 2013, 2012 and 2011, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company has not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2013, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $24.5 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2013, the Company has executed subleases for 41,701 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the three months ended September 30, 2013, a subtenant defaulted on its sublease payments. As a result, the Company revised its estimate of sublease receipts and recorded a $1.1 million charge to selling, general and administrative expenses to increase its liability.

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

For the years ended December 31, 2013, 2012 and 2011, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2013, the Company had goodwill of $10.5 million that is subject to at least annual review of impairment.

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

Treasury Stock

The Company records the repurchase of shares of its common stock at cost. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

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

The Company records all shipping and handling fees in sales and records all of the related costs in cost of sales. The Company offers sales incentive programs to dealers and distributors, including rebates, pricing discounts, favorable payment terms and cooperative advertising, many of which result in cash consideration made to dealers and distributors. The Company accounts for consideration made pursuant to these programs in accordance with accounting guidance that governs consideration given by a vendor to a customer. With the exception of cooperative advertising, the Company classifies sales incentives as a reduction in revenue in “Net sales.” Sales incentives are recorded in the period in which they are earned by customers. The Company’s cooperative advertising program meets the requirements for exclusion from net sales and the costs are recorded as expenses in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income. Cooperative advertising costs are expensed as incurred.

Stock-Based Compensation

The Company measures share-based compensation at the grant date of the award based on the fair value, and is recognized on a straight line basis as expense in the accompanying consolidated statements of comprehensive income over the vesting periods of the award, net of an estimated forfeiture rate.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with ASC 740, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2012, the Company had a full valuation allowance recorded against its deferred tax assets. The Company’s assessment gave significant weight to the negative evidence of its cumulative loss history in the three years ended December 31, 2012.

As of December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed a significant portion of its valuation allowance. The analysis performed to assess the need for a valuation allowance included an evaluation of all available positive and negative evidence and the four possible sources of taxable income as identified in ASC 740, including the consideration of the positive evidence of its cumulative income history in the three years ended December 31, 2013.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, research and development costs were $2.9 million, $2.9 million and $2.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2013 and December 31, 2012, $0.5 million and $0.6 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2013, 2012 and 2011, branding expenses, including advertising expenses as described above, were $20.9 million, $20.5 million and $19.4 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2013 and 2012.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains and losses on interest rate swap contracts. Amounts related to interest rate swap contracts that were previously included in “Accumulated other comprehensive loss” and reclassified to “Interest expense, net” were immaterial for the year ended December 31, 2011. Comprehensive income consisted solely of net income for the years ended December 31, 2013 and 2012.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2013	2012
Finished goods	$30,423	$23,172
Raw materials	16,502	18,068

Total FIFO inventories	46,925	41,240
Reserve to adjust inventories to LIFO value	(24,497)	(23,719)

Total LIFO inventories	$22,428	$17,521

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. During the year ended December 31, 2012, the Company recognized a $4.5 million benefit due to a reduction in inventory. No such inventory reduction occurred during the years ended December 31, 2013 and 2011.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2013	2012
Building and improvements	$48,774	$57,435
Machinery and equipment	195,873	218,359
Furniture and fixtures	2,062	1,999
Forklifts and tractors	6,191	5,373
Computer equipment	8,353	7,371
Construction in process	7,619	1,855
Land	8,858	8,858

	277,730	301,250
Accumulated depreciation	(176,947)	(196,825)

Total property, plant and equipment, net	$100,783	$104,425

The Company had construction in process as of December 31, 2013 of approximately $7.6 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2014.

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 totaled $15.9 million, $16.5 million and $18.4 million, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2013	2012
Accrued compensation and benefits	$9,135	$10,080
Accrued sales and marketing costs	5,269	3,402
Accrued legal contingency	3,174	—
Accrued rent obligations	1,787	1,103
Accrued manufacturing expenses	1,107	1,350
Other	2,823	2,883

Total accrued expenses	$23,295	$18,818

6.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2013, the Company had no outstanding indebtedness, and the interest rate on the revolving credit facility was 1.9%.

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

Under the Amended Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $100 million (the “Revolver Loans”).

Included within the Revolver Loan limit are sublimits for a Letter of Credit Facility in an amount not to exceed $15 million (the “Letter of Credit Facility”); and Swing Advances in an aggregate principal amount at any time outstanding not to exceed $5 million (the “Swing Advance Loan”). The Revolver Loans, the Letter of Credit Facility and the Swing Advance Loan are collectively referred to herein as the “Loans.” The Loans were obtained for the purpose of raising working capital and refinancing the Company’s existing indebtedness.

The Revolver Loans, the Swing Advances and the Letter of Credit Facility provide the Company, in the aggregate, the ability to borrow a principal amount not to exceed $100 million at any one time outstanding (the “Revolving Loan Limit”) (subject to certain Borrowing Base requirements as described in the Amended Credit Agreement which include limits on Eligible Accounts and Inventory as described in the Amended Credit Agreement and any written agreement which may be executed from time to time by the Company and each of the Collateral Agents). The Company is not obligated to borrow any amount under the Revolving Loan Limit. Within the Revolving Loan Limit, the Company may borrow or repay at any time or from time to time while the Revolving Loans are in effect.

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

The Letter of Credit Facility provides that upon the Company’s application, BB&T shall issue to the Company’s credit one or more letters of credit in the aggregate amount of up to $15 million, or such lesser amount as may be required by law. The Company shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) on business day after the payment under such Letter of Credit by BB&T.

On February 26, 2013, the Company entered into a First Amendment (“First Amendment”) to the Amended Credit Agreement dated as of January 6, 2012. Pursuant to the First Amendment, the Amended Credit Agreement was amended to temporarily increase the maximum amount of the Revolver Loans from $100 million to $125 million during the period from February 26, 2013 through and including June 30, 2013 to meet seasonal cash requirements and reduce certain interest rate margins and costs. In conjunction with the First Amendment, the Revolver Notes executed by the Company to each of BB&T and Wells Fargo dated as of January 6, 2012 were amended and restated. The maximum amount of the Revolver Loans reverted to $100 million on July 1, 2013.

On December 17, 2013, the Company entered into a Second Amendment (“Second Amendment”) to the Amended Credit Agreement dated as of January 6, 2012, as amended by the First Amendment dated February 26, 2013 (the “Credit Agreement”). Pursuant to the Second Amendment, the Credit Agreement was amended to temporarily increase the maximum amount of the Revolver Loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements. No other material changes were made to the terms of the Credit Agreement.

Amounts drawn under the Revolver Loans are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At December 31, 2013, the Company had no outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $71.9 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Credit Agreement, the Company is required to maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The Company was in compliance with all covenants contained in the Loans at December 31, 2013. Under the Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Minimum Consolidated Net Worth. The Company agreed that it will maintain Consolidated Net Worth, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011, of not less than $85 million.

(b)	Fixed Charge Coverage Ratio. The Company agreed that it will not permit the Fixed Charge Coverage Ratio to be less than 1.15 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended December 31, 2011.

(c)	Consolidated Debt to Consolidated EBITDA Ratio. The Company agreed that it will not permit the Consolidated Debt to Consolidated EBITDA Ratio to exceed 3.5 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date) after the date on which the Senior Subordinated Notes have been redeemed in full.

Failure to comply with the financial covenants in the Credit Agreement could be considered a default of the Company’s repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under the Credit Agreement.

7.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income (loss)	$34,598	$2,720	$(11,588)

Denominator:
Basic weighted average shares outstanding	16,794,841	16,123,592	15,388,456
Effect of dilutive securities:
SARS and options	255,353	406,482	—
Restricted stock	86,557	51,799	—
Convertible notes	—	482,983	—

Diluted weighted average shares outstanding	17,136,751	17,064,856	15,388,456

Basic earnings (loss) per share	$2.06	$0.17	$(0.75)

Diluted earnings (loss) per share	$2.02	$0.16	$(0.75)

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2013	2012	2011
Restricted stock and stock options	59,298	117,322	323,562
Stock appreciation rights	36,577	121,206	1,195,462

Stock Repurchase Programs

On August 1, 2013, the Company’s Board of Directors authorized the repurchase of up to $25 million of the Company’s outstanding common stock over a six-month period (the “August 2013 Stock Repurchase Program”). During the three months ended September 30, 2013, the Company repurchased 561,255 shares for $25.0 million at an average price of $44.54 per share, which completed the authorization under the August 2013 Stock Repurchase Program.

On October 24, 2013, the Company’s Board of Directors authorized an additional common stock repurchase program, expiring on February 10, 2014, of up to $30 million of the Company’s outstanding common stock (the “October 2013 Stock Repurchase Program”). The Company made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, the Company’s Board of Directors authorized an additional common stock repurchase program of up to $50 million of the Company’s outstanding common stock. This authorization has no expiration date.

Stock Split

On February 19, 2014, the Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split will be in the form of a stock dividend to be distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The financial statements presented in this Form 10-K appropriately do not reflect the effects of the stock split.

8.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 3,150,000 shares. For the years ended December 31, 2013, 2012 and 2011, stock compensation expense related to awards under the Plan was $3.8 million, $3.5 million and $3.1 million, respectively. This expense is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Stock Options and Stock Appreciation Rights

The Plan authorizes the grant of stock options and SARs. Stock options are granted with an exercise price and SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards have ten-year contractual terms and vest based on the terms of the individual awards. The options and SARs are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2013 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2013, there was $1.5 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 1.7 years. The fair value of each stock option award and SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2013, 2012 and 2011, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	0%	0%	0%
Average risk-free interest rate	0.7%	0.8%	2.0%
Expected term (years)	5	5	5
Volatility	63.7%	65.9%	65.0%

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

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2013 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the year ended December 31, 2013 was $43.89.

Stock option activity under the Plan and a predecessor stock incentive plan is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at December 31, 2010	222,446	$33.20
Granted	—	$—
Exercised	(57,027)	$27.94
Canceled	(20,350)	$31.71

Outstanding at December 31, 2011	145,069	$38.08
Granted	—	$—
Exercised	(23,189)	$31.35
Canceled	(1,242)	$20.00

Outstanding at December 31, 2012	120,638	$40.37
Granted	—	$—
Exercised	(93,484)	$49.83
Canceled	(6,010)	$36.31

Outstanding at December 31, 2013	21,144	$40.09	1.0	$833,948
Vested at December 31, 2013	21,144	$40.09	1.0	$833,948
Exercisable at December 31, 2013	21,144	$40.09	1.0	$833,948

SAR activity under the Plan is as follows:

	SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2013
Outstanding at December 31, 2010	1,246,495	$13.70
Granted	96,765	$25.76
Exercised	(180,555)	$28.34
Canceled	—	$—

Outstanding at December 31, 2011	1,162,705	$13.17
Granted	100,914	$25.75
Exercised	(567,953)	$13.08
Canceled	(8,476)	$24.15

Outstanding at December 31, 2012	687,190	$18.56
Granted	60,588	$43.89
Exercised	(374,667)	$15.39
Canceled	(3,514)	$26.20

Outstanding at December 31, 2013	369,597	$25.85	6.9	$2,547,706
Vested at December 31, 2013	230,604	$21.37	6.0	$1,386,104
Exercisable at December 31, 2013	230,604	$21.37	6.0	$1,386,104

Restricted Stock

The fair value of the restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of restricted stock vest based on the terms of the awards. Unvested restricted stock is generally forfeitable upon termination of a holder’s service as an employee, unless the individual’s service is terminated due to retirement, death or permanent disability. In the years ended December 31, 2013, 2012 and 2011, 47,015, 156,927 and 67,945 restricted shares were granted at $44.42, $27.18 and $25.86 per share, respectively. The total fair value of restricted shares vested for the years ended December 31, 2013, 2012 and 2011 was $3.1 million, $2.5 million, and $4.1 million, respectively. In the years ended December 31, 2013, 2012 and 2011, $2.5 million, $2.0 million and $1.6 million of compensation expense, respectively, was recognized related to restricted stock awards. At December 31, 2013, there was $3.6 million of total compensation expense related to unvested restricted stock remaining to be recognized over a weighted-average period of approximately 1.9 years. Compensation expense related to restricted stock is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Restricted stock activity under the Plan is as follows:

	Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2010	244,436	$13.65
Granted	67,945	$25.86
Vested	(151,706)	$27.06
Forfeited	(500)	$17.41

Nonvested at December 31, 2011	160,175	$22.99
Granted	156,927	$27.18
Vested	(94,705)	$26.88
Forfeited	(7,712)	$25.47

Nonvested at December 31, 2012	214,685	$24.16
Granted	47,015	$44.42
Vested	(69,797)	$44.55
Forfeited	(416)	$32.32

Nonvested at December 31, 2013	191,487	$27.56

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 300,000. Through December 31, 2013, employees had purchased approximately 200,000 shares under the plan. In the years ended December 31, 2013, 2012 and 2011, compensation expense of $98.7 thousand, $65.3 thousand and $86.3 thousand, respectively, was recognized related to the discount on ESPP purchases. Compensation expense related to ESPP purchases is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

9.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2013 were as follows (in thousands):

Year Ending December 31,
2014	$6,803
2015	6,289
2016	5,362
2017	5,343
2018	5,277
Thereafter	15,198

Total minimum lease payments	$44,272

For the years ended December 31, 2013, 2012 and 2011, the Company recognized rental expenses of approximately $6.5 million, $7.5 million and $8.0 million, respectively.

10.	EMPLOYEE BENEFIT PLANS

Through December 31, 2013, the Company had a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covered substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $1.8 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011.

11.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current income tax provision (benefit):
Federal	$1,745	$303	$(2,738)
State	404	88	(32)

	2,149	391	(2,770)

Deferred income tax provision (benefit):
Federal	(11,182)	510	164
State	(1,516)	108	1

	(12,698)	618	165

Total income tax provision (benefit)	$(10,549)	$1,009	$(2,605)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory taxes	$8,417	$1,305	$(4,826)
State and local taxes, net of U.S. federal benefit	1,061	(418)	(650)
Permanent items	225	198	96
Federal credits	(566)	(54)	(59)
Other	244	46	(275)
Increase (decrease) in valuation allowance	(19,930)	(68)	3,109

Total income tax provision (benefit)	$(10,549)	$1,009	$(2,605)

Deferred tax assets and liabilities as of December 31, 2013 and 2012 consist of the following (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating losses	$483	$9,962
Warranty reserve	16,085	11,406
Stock-based compensation	2,383	2,654
Accruals not currently deductible and other	6,210	8,193
Inventories	3,843	5,008
State tax credit carryforwards	3,714	4,105

Gross deferred tax assets, before valuation allowance	32,718	41,328
Valuation allowance	(4,201)	(24,131)

Gross deferred tax assets, after valuation allowance	28,517	17,197

Deferred tax liabilities:
Depreciation and other	(19,380)	(20,758)

Gross deferred tax liabilities	(19,380)	(20,758)

Net deferred tax asset (liability)	$9,137	$(3,561)

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with ASC 740, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2012, the Company had a full valuation allowance recorded against its deferred tax assets. The Company’s assessment gave significant weight to the negative evidence of its cumulative loss history in the three years ended December 31, 2012.

As of December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed a significant portion of its valuation allowance. The analysis performed to assess the need for a valuation allowance included an evaluation of the four possible sources of taxable income as identified in ASC 740, including the consideration of the positive evidence of its cumulative income history in the three years ended December 31, 2013.

Based on this analysis, as well as due to the realization of certain deferred tax assets during 2013, the Company recorded a $19.9 million reduction of its valuation allowance during the year ended December 31, 2013, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance. As of December 31, 2013, the remaining valuation allowance is $4.2 million, primarily related to certain state tax credits the Company estimates will expire before they are realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company recognizes excess tax benefits for stock-based awards as an increase to additional paid-in capital only when realized. The Company realized $1.5 million of excess tax benefits during 2013 and, accordingly, recorded an increase to additional paid-in capital. Deferred tax assets are not recognized for net operating loss carryfowards resulting from excess tax benefits related to exercised stock-based awards. As of December 31, 2013, deferred tax assets do not include $10.3 million of excess tax benefits that are a component of the Company’s net operating loss carryforwards. Accordingly, additional paid-in capital will increase up to an additional $10.3 million if and when such excess tax benefits are realized.

The Company has federal net operating losses of $18.2 million at December 31, 2013 that begin to expire in 2028.

As of December 31, 2013, the Company has effectively eliminated all unrecognized tax benefits. The following table illustrates changes to recorded unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefits balance at January 1	$—	$60	$3,126
Gross increases related to prior year tax positions	—	—	1
Gross decreases related to prior year tax positions	—	(36)	(2,760)
Settlements	—	(22)	(245)
Lapse of statute of limitations	—	(2)	(62)

Unrecognized tax benefits balance at December 31	$—	$—	$60

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income. As of December 31, 2013 and December 31, 2012, the Company had no material amounts accrued for interest or penalties related to uncertain tax positions.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with ASC 740. As of September 30, 2013, federal tax years 2010 through 2013 remain subject to examination, while tax returns in certain state tax jurisdictions for years 2008 through 2013 remain subject to examination. The Company has been notified by the state of Michigan that returns filed for tax years 2008 through 2011 will be examined during 2014. The Company believes that adequate provisions have been made for Michigan and all tax returns subject to examination.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014. The Company is currently assessing the impact of the final regulations on its financial statements.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally alleged certain defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

On July 30, 2009, the U.S. District Court for the Northern District of California preliminarily approved a settlement of the claims of the lawsuit commenced by the Lieff Cabraser Group involving surface flaking of the Company’s product, and on March 15, 2010, it granted final approval of the settlement.

On March 25, 2010, the Lieff Cabraser Group amended its complaint to add claims relating to alleged defects in the Company’s products and alleged misrepresentations relating to mold growth. Hagens Berman alleged similar claims in its original complaint. In its Final Order approving the surface flaking settlement, the District Court consolidated these pending actions relating to the mold claims, and appointed Hagens Berman as lead counsel in this case. On December 3, 2010, Hagens Berman filed an amended consolidated complaint in the United States District Court, Northern District of California relating to the mold growth claims (now on behalf of Dean Mahan and other named plaintiffs).

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50 th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. (On December 5, 2013, the lawsuit commenced by the Stull Group was settled.) The plaintiffs in these purported class actions alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

On April 5, 2013, the Company signed a settlement agreement with Hagens Berman that settled the case pending in the United States District Court, Northern District of California on a nationwide basis, and the parties filed for preliminary approval of such settlement (the “nationwide settlement”). The material terms of the nationwide settlement, as amended by an amended settlement agreement signed on September 3, 2013, are as follows:

•

Trex will make a one-time cash payment or the opportunity to receive other relief, including a rebate certificate on its newer-generation shelled product (Trex Transcend® and Trex Enhance®). This relief would be available for any consumer whose first-generation composite decking product has a certain defined level of mold growth, color fading or color variation.

•	Trex agreed to discontinue the manufacture of non-shelled decking, railing and fencing products (other than Trex Traditional Railing and Trex Seclusions Fencing) by December 31, 2013.

•	Trex agreed to provide a video demonstrating cleaning instructions for non-shelled products on its website, and to distribute warranty pads to retailers.

•	The cost to Trex is capped at $8.25 million plus $1.45 million in attorneys’ fees to be paid to the Plaintiffs’ counsel upon final approval of the nationwide settlement by the Court.

The settlement agreement provides that the nationwide settlement applies to any Trex first-generation non-shelled composite decking, railing and fencing product purchased between August 1, 2004 and the date of preliminary approval of the nationwide settlement.

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement and on December 16, 2013, the Court granted final approval of the settlement. As of December 31, 2013, the Company has accrued a $3.2 million liability related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2013, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s polyethylene (“PE material”) purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed.

The waste wood and PE material supply contracts generally provide that the Company is obligated to purchase all of the waste wood or PE material a supplier provides, if the waste wood or PE material meets certain specifications. The amount of waste wood and PE material the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2013, the Company has purchase commitments under raw material supply contracts of $19.2 million, $8.6 million, $1.5 million and $49 thousand for the years ending December 31, 2014, 2015, 2016 and 2017, respectively.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2015. The Company has purchase commitments under the third-party manufacturing contracts of $4.4 million and $1.9 million for the years ending December 31, 2014 and 2015, respectively.

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2013, the Company has executed subleases for 41,701 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the three months ended September 30, 2013, a subtenant defaulted on its sublease payments. As a result, the Company revised its estimate of sublease receipts and recorded a $1.1 million charge to selling, general and administrative expenses to increase its liability.

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

As of December 31, 2013, the minimum payments remaining under the Company’s lease over the years ending December 31, 2014, 2015, 2016, 2017, and 2018 are $1.7 million, $1.7 million, $1.8 million, $1.8 million and $1.8 million, respectively, and $0.9 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2014, 2015, 2016, 2017, and 2018 are $1.3 million, $0.8 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $0.4 million thereafter.

The following table provides information about the Company’s liability under the lease (in thousands):

	2013	2012
Balance as of January 1,	$1,103	$452
Net rental receipts (payments)	(558)	(115)
Accretion of discount	98	39
Increase in net estimated contract termination costs	1,144	727

Balance as of December 31,	$1,787	$1,103

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

During the third quarter of 2013, the number of claims received was significantly greater than the Company’s prior estimates. Although the number of claims received during the first nine months of 2013 remained lower than those received during the first nine months of 2012, the number of claims received during the third quarter of 2013 exceeded those received during the third quarter of 2012. This represented the first quarterly year-over-year increase in the number of claims received since the 2009 class action settlement was made public.

The Company believes that this unexpected increase in claims was due primarily to a response to communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in the

Company’s products and alleged misrepresentations relating to mold growth. The Company believes that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. As a result of these public communications, the Company expects to experience elevated claims activity, both in new claims received and reopened claims, for the near future, after which it expects a return to previously-experienced rates of decline. However, the elevated claims activity resulted in a material increase in the expected number of claims to settle with payment.

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

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will decline over time. If the level of claims received does not diminish consistent with its expectations or if the cost to settle claims increases, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $4.1 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2013	2012
Beginning balance, January 1	$28,987	$16,345
Changes in estimates related to pre-existing warranties	20,000	21,487
Settlements made during the period	(8,175)	(8,845)

Ending balance, December 31	$40,812	$28,987

13.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2013 (a)	September 30, 2013 (b)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012 (c)	June 30, 2012	March 31, 2012
	(In thousands, except per share data)
Net sales	63,831	72,249	98,551	107,880	46,155	70,819	94,279	96,100
Gross profit	19,685	151	36,922	41,860	13,426	2,146	33,590	35,419
Net income (loss)	15,103	(15,298)	13,224	21,569	(3,619)	(14,312)	8,339	12,311
Basic net income (loss) per share	$0.91	$(0.91)	$0.78	$1.28	$(0.22)	$(0.86)	$0.54	$0.80
Diluted net income (loss) per share	$0.90	$(0.91)	$0.76	$1.25	$(0.22)	$(0.86)	$0.48	$0.74

The Company’s net sales, gross profit and income from operations have historically varied from quarter to quarter. Such variations are often attributable to seasonal trends in the demand for Trex. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

(a)	Three months ended December 31, 2013 was materially affected by a $10.9 million benefit as a direct result of the Company’s decision to exit a full valuation allowance.
(b)	Three months ended September 30, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve.
(c)	Three months ended September 30, 2012 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2013:
Allowance for doubtful accounts (a)	$7	$(3)	$—	$(4)	$—

Warranty reserve	$28,987	$20,000	$—	$(8,175)	$40,812

Income tax valuation allowance	$24,131	$—	$—	$(19,930)	$4,201

Year ended December 31, 2012:
Allowance for doubtful accounts (a)	$292	$(362)	$—	$77	$7

Warranty reserve	$16,345	$21,487	$—	$(8,845)	$28,987

Income tax valuation allowance	$24,199	$(68)	$—	$—	$24,131

Year ended December 31, 2011:
Allowance for doubtful accounts (a)	$335	$23	$—	$(66)	$292

Warranty reserve	$14,472	$9,976	$—	$(8,103)	$16,345

Income tax valuation allowance	$21,090	$3,109	$—	$—	$24,199

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 24, 2014	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 24, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director

/s/ JAMES E. CLINE James E. Cline	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ PAUL A. BRUNNER Paul A. Brunner	Director

/s/ MICHAEL F. GOLDEN Michael F. Golden	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ RICHARD E. POSEY Richard E. Posey	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.3	Supplemental Indenture, dated as of June 18, 2007, between Trex Company, Inc. and The Bank of New York, as trustee, including the form of 6.00% Convertible Senior Subordinated Note due 2012. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 19, 2007 and incorporated herein by reference.

4.4	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.5	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.6	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.8	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.9	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.10	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.11	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.12	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.14	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.15	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.16	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.18	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.19	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.20	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.21	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.22	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2005 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Non-Incentive Stock Option Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2005 Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2005 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed herewith. **

10.8	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed herewith. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Non-Incentive Stock Option Agreement for Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.12	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.13	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.14	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.15	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference. **

10.16	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.17	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.21	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.22	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.25	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.26	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc, as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.27	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.