Form 10-Q
period 2014-03-31
TREX CO INC
filed 2014-05-05
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 21, 2014 was 16,797,224 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,729	$3,772
Accounts receivable, net	116,470	37,338
Inventories	30,213	22,428
Prepaid expenses and other assets	2,969	3,145
Deferred income taxes	9,145	9,497

Total current assets	162,526	76,180
Property, plant, and equipment, net	100,278	100,783
Goodwill and other intangibles	10,539	10,542
Other assets	652	652

Total assets	$273,995	$188,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,999	$14,891
Accrued expenses	16,478	23,295
Accrued warranty	9,000	9,000
Line of credit	80,000	—

Total current liabilities	116,477	47,186
Deferred income taxes	360	360
Non-current accrued warranty	29,802	31,812
Other long-term liabilities	2,134	2,183

Total liabilities	148,773	81,541

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized; 17,339,036 and 17,299,062 shares issued and 16,777,781 and 16,737,807 shares outstanding at March 31, 2014 and December 31, 2013, respectively	173	173
Additional paid-in capital	107,978	101,667
Retained earnings	42,071	29,776
Treasury stock, at cost, 561,255 shares	(25,000)	(25,000)

Total stockholders’ equity	125,222	106,616

Total liabilities and stockholders’ equity	$273,995	$188,157

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net sales	$100,645	$107,880
Cost of sales	62,478	66,020

Gross profit	38,167	41,860
Selling, general and administrative expenses	18,222	19,842

Income from operations	19,945	22,018
Interest expense, net	323	251

Income before income taxes	19,622	21,767
Provision for income taxes	7,327	198

Net income	$12,295	$21,569

Basic earnings per common share	$0.74	$1.28

Basic weighted average common shares outstanding	16,564,338	16,883,111

Diluted earnings per common share	$0.73	$1.25

Diluted weighted average common shares outstanding	16,799,719	17,280,445

Comprehensive income	$12,295	$21,569

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net income	$12,295	$21,569
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,797	4,164
Stock-based compensation	1,170	895
Deferred income taxes	352	(237)
Gain on disposal of property, plant and equipment	(37)	(67)
Excess tax benefits from stock compensation	(6,507)	—
Changes in operating assets and liabilities:
Accounts receivable	(79,152)	(90,840)
Inventories	(7,785)	2,487
Prepaid expenses and other assets	(82)	850
Accounts payable	(3,892)	1,874
Accrued expenses and other liabilities	(9,068)	(7,004)
Income taxes receivable/payable	6,884	356

Net cash used in operating activities	(82,025)	(65,953)

Investing Activities
Expenditures for property, plant and equipment	(3,188)	(1,910)
Proceeds from sales of property, plant and equipment	37	67
Purchase of acquired company, net of cash acquired	(44)	—
Notes receivable, net	19	31

Net cash used in investing activities	(3,176)	(1,812)

Financing Activities
Financing costs	—	(73)
Borrowings under line of credit	85,000	67,000
Principal payments under line of credit	(5,000)	—
Repurchases of common stock	(1,433)	(1,996)
Proceeds from employee stock purchase and option plans	84	2,577
Excess tax benefits from stock compensation	6,507	—

Net cash provided by financing activities	85,158	67,508

Net decrease in cash and cash equivalents	(43)	(257)
Cash and cash equivalents at beginning of period	3,772	2,159

Cash and cash equivalents at end of period	$3,729	$1,902

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$99	$96
Cash paid for income taxes, net	$91	$79

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2014 and 2013

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

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3.     INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods	$39,339	$30,423
Raw materials	15,371	16,502

Total FIFO inventories	54,710	46,925
Reserve to adjust inventories to LIFO value	(24,497)	(24,497)

Total LIFO inventories	$30,213	$22,428

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There were no LIFO inventory liquidations in the three months ended March 31, 2014 or 2013.

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

4.     ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued sales and marketing	$4,157	$5,269
Accrued compensation and benefits	3,919	9,135
Accrued rent obligations	2,227	1,787
Accrued legal contingency	1,586	3,174
Accrued manufacturing expenses	1,434	1,107
Other	3,155	2,823

Total accrued expenses	$16,478	$23,295

5.     DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

The Company currently has an Amended Credit Agreement which provides the Company with one or more revolving loans in a collective maximum principal amount of $100 million. On December 17, 2013, the Company entered into a Second Amendment (“Second Amendment”) to the Amended Credit Agreement dated as of January 6, 2012, as amended by the First Amendment dated February 26, 2013 (the “Credit Agreement”). Pursuant to the Second Amendment, the Credit Agreement was amended to temporarily increase the maximum amount of the Revolver Loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements. No other material changes were made to the terms of the Credit Agreement.

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At March 31, 2014, the Company had $80 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $45 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2014, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

6.     FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2014 and December 31, 2013.

7.     STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income available to common shareholders	$12,295	$21,569

Denominator:
Basic weighted average shares outstanding	16,564,338	16,883,111
Effect of dilutive securities:
SARs and options	151,457	330,075
Restricted stock	83,924	67,259

Diluted weighted average shares outstanding	16,799,719	17,280,445

Basic earnings per share	$0.74	$1.28

Diluted earnings per share	$0.73	$1.25

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Restricted stock and stock options	44	32,872
Stock appreciation rights	598	30,753

Stock Repurchase Programs

On October 24, 2013, the Company’s Board of Directors authorized a common stock repurchase program, expiring on February 10, 2014, of up to $30 million of the Company’s outstanding common stock (the “October 2013 Stock Repurchase Program”). The Company made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, the Company’s Board of Directors authorized an additional common stock repurchase program of up to $50 million of the Company’s outstanding common stock (the “February 2014 Stock Repurchase Program”). This authorization has no expiration date. During the three months ended March 31, 2014, the Company made no repurchases under the February 2014 Stock Repurchase Program.

8.     STOCK-BASED COMPENSATION

As of March 31, 2014, the Company has one stock-based compensation plan, the 2005 Stock Incentive Plan (the “Plan”). The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, stock appreciation rights (“SARs”), restricted stock and performance share awards. As of March 31, 2014, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 3,150,000.

In 2014, the Company began granting performance-based restricted stock in addition to the time-based restricted stock it previously granted. The performance-based restricted shares have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization, or “EBITDA”, for 1 year, cumulative 2 years and cumulative 3 years, respectively. With respect to each vesting, the number of shares that will vest will be between 0% and 200% of the target number of shares.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2014 and 2013, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2014	2013
Weighted-average fair value of grants	$37.40	$23.34
Dividend yield	0%	0%
Average risk-free interest rate	1.8%	0.7%
Expected term (years)	5	5
Expected volatility	54%	64%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2014:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	1,562	$78.15
Time-based restricted stock	27,062	$67.45
Performance-based restricted stock	21,338	$67.43

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Stock appreciation rights	$370	$331
Time-based restricted stock	708	537
Performance-based restricted stock	82	—
Employee stock purchase plan	10	27

Total stock-based compensation	$1,170	$895

Total unrecognized compensation cost related to unvested awards as of March 31, 2014 was $7.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

9.     INCOME TAXES

As of December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed a significant portion of its valuation allowance. As of March 31, 2014, the Company has a valuation allowance of $4.2 million, primarily related to certain state tax credits the Company estimates will expire before they are realized. The Company analyzes its position in each reporting period, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 37.3% and 0.9% respectively, which resulted in expense of $7.3 million and $0.2 million, respectively. The lower effective tax rate for the three months ended March 31, 2013 was a direct result of the Company maintaining a full valuation allowance against its deferred tax assets.

During the three months ended March 31, 2014, the Company realized $6.5 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2014, federal tax years 2010 through 2013 remain subject to examination, while tax returns in certain state tax jurisdictions for years 2008 through 2013 remain subject to examination. The Company’s returns filed with the state of Michigan for tax years 2008 through 2011 are currently under examination. No material adjustments are expected as a result of the audit.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The Company has assessed the impact of the final regulations on its financial statements and does not expect any material adjustments or changes.

10.     SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, often attributable to seasonal trends in the demand for Trex®. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

11.     COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of March 31, 2014, the Company has executed subleases for 41,701 square feet of the leased space, 16,969 of which expires on December 31, 2014, and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the three months ended March 31, 2014, due primarily to an increase in available commercial office space, the Company revised its estimate of future sublease receipts and recorded a charge of $0.6 million to selling, general and administrative expenses.

To estimate future sublease receipts, the Company has assumed that existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, poor market conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of March 31, 2014, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $1.3 million, $1.7 million, $1.8 million, $1.8 million and $1.8 million, respectively, and $0.9 million thereafter. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $1.0 million, $0.8 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $0.4 million thereafter.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2014	2013
Beginning balance, January 1	$1,787	$1,103
Net rental receipts (payments)	(162)	(110)
Accretion of discount	35	21
Increase in net estimated contract termination costs	567	—

Ending balance, March 31	$2,227	$1,014

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

Historically, the Company has not had material numbers of claims submitted or settled under the provisions of its product warranties, with the exception of claims related to material produced at its Nevada facility prior to 2007 that exhibits surface flaking. The Company continues to receive and settle surface flaking claims and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim, both of which are subject to variables that are difficult to estimate.

To estimate the number of claims to be settled with payment, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment. Estimates for both of these elements (number and percentage of claims that will ultimately require payment) are quantified using a range of assumptions derived from the recent claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. For each of the various parameters used in the analysis, the assumed values in the actuarial valuation produce results that represent the Company’s best estimate for the ultimate number of claims to be settled with payment. The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement.

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the first quarter of 2014, the number of claims received was slightly lower than the Company’s expectations. Average cost per claim was lower than the 2013 quarter but higher than the cost expected for 2014. The Company expects the average cost per claim to decline throughout the year. At March 31, 2014, the Company believes that its reserve is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received and average cost per claim will continue to decline over time. If the level of claims received or average cost per claim do not diminish as expected, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.9 million change in the warranty reserve.

The following is a reconciliation of the Company’s warranty reserve (in thousands):

	2014	2013
Beginning balance, January 1	$40,812	$28,987
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(2,010)	(1,681)

Ending balance, March 31	$38,802	$27,306

Legal Matters

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally alleged certain defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50 th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. (The plaintiffs in the Peffers case voluntarily dismissed the lawsuit on April 11, 2014.) On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. (On December 5, 2013, the lawsuit commenced by the Stull Group was settled.) The plaintiffs in these purported class actions alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

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

The settlement agreement provides that the nationwide settlement applies to any Trex first-generation non-shelled composite decking, railing and fencing product purchased between August 1, 2004 and August 27, 2013, the date of preliminary approval of the nationwide settlement.

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement and on December 16, 2013, the Court granted final approval of the settlement. During the three months ended March 31, 2014, the Company paid $1.6 million related to this litigation, representing payment of attorneys’ fees and named plaintiff awards in the nationwide settlement, and the settlements of the Stull Group and Cohen & Malad litigation. At March 31, 2014, the Company has a remaining accrual of $1.6 million related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

12.     SUBSEQUENT EVENTS

On February 19, 2014, the Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01 per share. The stock split will be in the form of a stock dividend to be distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitles each stockholder to receive one additional share of common stock, par value $0.01, for each share they hold as of the record date. Upon completion of the stock split, the Company’s outstanding shares of common stock will increase from approximately 16.8 million shares to approximately 33.6 million shares. Additionally, on April 30, 2014, the Company’s stockholders’ approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million shares to 80 million shares.

All share and per share data presented in the accompanying unaudited condensed consolidated financial statements have not been adjusted for the stock split, but will be retroactively adjusted during the second quarter of 2014.

Pro forma share and per share data, giving retroactive effect to the stock split, are as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding:
Basic weighted average shares outstanding, as reported (pre-stock split)	16,564,338	16,883,111
Basic weighted average shares outstanding, pro forma (post-stock split)	33,128,676	33,766,222
Diluted weighted average shares outstanding, as reported (pre-stock split)	16,799,719	17,280,445
Diluted weighted average shares outstanding, pro forma (post-stock split)	33,599,438	34,560,890
Earnings per common share:
Basic earnings per share, as reported (pre-stock split)	$0.74	$1.28
Basic earnings per share, pro forma (post-stock split)	$0.37	$0.64
Diluted earnings per share, as reported (pre-stock split)	$0.73	$1.25
Diluted earnings per share, pro forma (post-stock split)	$0.37	$0.62

The pro forma impact as a result of the stock split on the Company’s stockholders’ equity is an increase of $0.2 million to common stock and an offsetting reduction in additional paid-in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for fiscal year 2013 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We have three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®; three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing; a porch product, Trex Transcend Porch Flooring and Railing System; a steel deck framing system, Trex Elevations®; a fencing product, Trex Seclusions®; a deck lighting system, Trex DeckLighting™; and a cellular PVC outdoor trim product, TrexTrim™. In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

On December 31, 2013, we discontinued the manufacture of Trex Accents® and Trex Designer Series Railing®, which we do not believe will have a material impact on our results of operations or cash flow.

Highlights related to the first quarter of 2014 include:

•	Sales volumes in the quarter were suppressed primarily as a result of poor weather conditions, which delayed the start to the deck-building season.

•	During the quarter, the Board of Directors approved a two-for-one stock split, which will be in the form of a stock dividend to be distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

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

We launched our early buy program for the 2014 decking season in December 2013. The timing and terms of the 2014 program were generally consistent with the timing and terms of the 2013 program launched in December 2012. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2013 were higher than in December 2012 due, in part, to additions to our distribution network, an increase in demand for our products and a revised pricing strategy. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. We have provided further discussion of our receivables and inventory in the liquidity and capital resources section.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the first quarter of 2014, the number of claims received was slightly lower than our expectations. Average cost per claim was lower than the 2013 quarter but higher than the cost expected for 2014. We expect the average cost per claim to decline throughout the year. At March 31, 2014, we believe that our warranty reserve is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2014	2013
Claims unresolved, beginning of period	4,249	4,073
Claims received (1)	536	633
Claims resolved (2)	(1,260)	(1,396)

Claims unresolved, end of period	3,525	3,310

Average cost per claim (3)	$2,296	$2,379

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

Results of Operations

The following table shows, for the three months ended March 31, 2014 and 2013, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	62.1	61.2

Gross profit	37.9	38.8
Selling, general and administrative expenses	18.1	18.4

Income from operations	19.8	20.4
Interest expense, net	0.3	0.2

Income before income taxes	19.5	20.2
Provision for income taxes	7.3	0.2

Net income	12.2%	20.0%

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013

Net Sales. Net sales in the quarter ended March 31, 2014 (the “2014 quarter”) decreased 6.7% to $100.6 million from $107.9 million in the quarter ended March 31, 2013 (the “2013 quarter”). The decrease in net sales was due to a 5.6% decrease in sales volumes and a 1.2% decrease in the average price per unit. The decrease in sales volume was a result of unfavorable weather conditions in the 2014 quarter that delayed the start to the deck-building season and strong demand from both new and existing dealers in late 2013, which depressed the 2014 quarter sales volumes. The decrease in average price per unit in the 2014 quarter was primarily attributable to our revised pricing strategy implemented in the fourth quarter of 2013. This pricing strategy provides a more optimal pricing position for our high-performance products in the marketplace.

Gross Profit. Gross profit decreased 8.8% to $38.2 million in the 2014 quarter from $41.9 million in the 2013 quarter. Gross profit as a percentage of net sales, gross margin, decreased to 37.9% in the 2014 quarter from 38.8% in the 2013 quarter. The decrease in gross margin was primarily the result of the aforementioned revised pricing strategy, partially offset by favorable manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.6 million, or 8.2% to $18.2 million in the 2014 quarter from $19.8 million in the 2013 quarter. The decrease was primarily driven by a $1.4 million reduction in branding expenses in the 2014 quarter due to the delayed start to the deck-building season and a $0.7 decrease in personnel related expenses. These were partially offset by a $0.6 million charge in the 2014 quarter related to our 2005 reconsidered corporate headquarters lease. As a percentage of net sales, total selling, general and administrative expenses decreased to 18.1% in the 2014 quarter from 18.4% in the 2013 quarter.

Interest Expense. Net interest expense increased $72 thousand, or 28.7% to $323 thousand in the 2014 quarter from $251 thousand in the 2013 quarter. This was driven by an increase in debt balances under the revolving credit facility in the 2014 quarter compared to the 2013 quarter. As a percentage of net sales, interest expense increased to 0.3% in the 2014 quarter from 0.2% in the 2013 quarter.

Provision for Income Taxes. The effective tax rate for the 2014 quarter and 2013 quarter was 37.3% and 0.9%, respectively, which resulted in expense of $7.3 million and $0.2 million for the respective quarters. The effective tax rate was substantially lower in the 2013 quarter due to the effect of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At March 31, 2014, we had $3.7 million of cash and cash equivalents.

Sources and Uses of Cash. Cash used in operating activities for the 2014 quarter was $82.0 million compared to $66.0 million for the 2013 quarter. Cash used in operating activities increased primarily due to unfavorable changes in cash flows related to inventory, accounts payable and reduced earnings, partially offset by a reduced investment in accounts receivable as compared to the 2013 quarter. Inventories increased $7.8 million in the 2014 quarter to support expected demand in the second quarter. Additionally, we used more cash to pay down accounts payable balances in the 2014 quarter primarily due to the timing of payments. As compared to the 2013 quarter, cash flow from operations was favorably affected in the 2014 quarter due to the timing of sales and associated changes in accounts receivable balances. Due primarily to additions to our distribution network and a revised pricing strategy, a greater portion of our pre-decking season sales took place in late 2013. Accordingly, a greater portion of the investment in accounts receivable occurred in late 2013, which created a favorable effect on the 2014 quarter as compared to the 2013 quarter. The accounts receivable balances at the end of both the 2014 and 2013 quarters were comparable. Significant increases in our accounts receivable balances during the first quarter of each year are typical as distributors purchase product ahead of the deck-building season. We expect to collect substantially all outstanding accounts receivable balances by the end of the second quarter of 2014.

Cash used in investing activities totaled $3.2 million in the 2014 quarter compared to cash used in investing activities of $1.8 million in the 2013 quarter. The key driver to the increase in the 2014 quarter reflects capital expenditures in support of new poly processing lines. Capital expenditures in the 2014 quarter also included continued retrofitting to our current production lines to support the manufacture of our high-performance product lines.

Cash provided by financing activities was $85.2 million in the 2014 quarter compared to $67.5 million in the 2013 quarter. The $17.7 million increase was primarily due to an increase in our net borrowing from the revolving credit facility, which was $80 million in the 2014 quarter compared to $67 million in the 2013 quarter. The borrowings during the 2014 and 2013 quarters were used to support our seasonal working capital needs and are generally substantially repaid during the subsequent quarter as accounts receivable balances are collected.

On February 19, 2014, the Company’s Board of Directors authorized an additional common stock repurchase program of up to $50 million of the Company’s outstanding common stock (the “February 2014 Stock Repurchase Program”). This authorization has no expiration date. During the three months ended March 31, 2014, the Company made no repurchases under the February 2014 Stock Repurchase Program.

Capital Requirements. Capital expenditures in the 2014 quarter totaled $3.2 million related to new poly processing lines and continued retrofitting to our current production lines to support the manufacture of our high-performance product lines. We currently estimate that our capital expenditures in 2014 will be approximately $15 million.

Indebtedness. At March 31, 2014, our indebtedness totaled $80 million, and the interest rate on our revolving credit facility was 1.9%.

On December 17, 2013, we amended our revolving credit facility to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At March 31, 2014, we had $80 million of outstanding borrowings under the revolving credit facility and remaining available borrowing capacity of approximately $45 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At March 31, 2014, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 3,100 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of March 31, 2014 are comparable to distributor inventory levels as of March 31, 2013. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2014.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, on January 19, 2009, a purported class action case was commenced against the Company in the Superior Court of California, Santa Cruz County, by the lead law firm of Lieff, Cabraser, Heimann & Bernstein, LLP and certain other law firms (the “Lieff Cabraser Group”) on behalf of Eric Ross and Bradley S. Hureth and similarly situated plaintiffs. These plaintiffs generally alleged certain defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. On February 13, 2009, the Company removed this case to the United States District Court, Northern District of California. On January 21, 2009, a purported class action case was commenced against the Company in the United States District Court, Western District of Washington by the law firm of Hagens Berman Sobol Shapiro LLP (“Hagens Berman”) on behalf of Mark Okano and similarly situated plaintiffs, generally alleging certain product defects in the Company’s products, and that the Company failed to provide adequate remedies for defective products. This case was transferred by the Washington Court to the California Court as a related case to the Lieff Cabraser Group’s case.

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

On December 15, 2010, a purported class action case was commenced against the Company in the United States District Court, Western District of Kentucky, by Cohen & Malad, LLP (“Cohen & Malad”) on behalf of Richard Levin and similarly situated plaintiffs in Kentucky, and on June 13, 2011, a purported class action was commenced against the Company in the Marion Circuit/Superior Court of Indiana by Cohen & Malad on behalf of Ellen Kopetsky and similarly situated plaintiffs in Indiana. On June 28, 2011, the Company removed the Kopetsky case to the United States District Court, Southern District of Indiana. (On September 3, 2013, the two lawsuits commenced by Cohen & Malad were settled.) On August 11, 2011, a purported class action was commenced against the Company in the 50 th Circuit Court for the County of Chippewa, Michigan on behalf of Joel and Lori Peffers and similarly situated plaintiffs in Michigan. (The plaintiffs in the Peffers case voluntarily dismissed the lawsuit on April 11, 2014.) On August 26, 2011, the Company removed the Peffers case to the United States District Court, Western District of Michigan. On April 4, 2012, a purported class action was commenced against the Company in Superior Court of New Jersey, Essex County by the lead law firm of Stull, Stull & Brody (the “Stull Group”) on behalf of Caryn Borger, M.D. and similarly situated plaintiffs in New Jersey. On May 1, 2012, the Company removed the Borger case to the United States District Court, District of New Jersey. (On December 5, 2013, the lawsuit commenced by the Stull Group was settled.) The plaintiffs in these purported class actions alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth.

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

The settlement agreement provides that the nationwide settlement applies to any Trex first-generation non-shelled composite decking, railing and fencing product purchased between August 1, 2004 and August 27, 2013, the date of preliminary approval of the nationwide settlement.

On August 27, 2013, the Court entered an Order granting preliminary approval of the settlement agreement, and on December 16, 2013, the Court granted final approval of the settlement. During the three months ended March 31, 2014, the Company paid $1.6 million related to this litigation, representing payment of attorneys’ fees and named plaintiff awards in the nationwide settlement, and the settlements of the Stull Group and Cohen & Malad litigation. At March 31, 2014, the Company has a remaining accrual of $1.6 million related to this litigation. It is reasonably possible that the Company may incur costs in excess of the recorded amounts; however, the Company expects that the total net cost to resolve the lawsuit will not exceed approximately $10 million.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended March 31, 2014 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2014 – January 31, 2014	—	$0.00	Not applicable	Not applicable
February 1, 2014 – February 28, 2014	18,305	68.49	Not applicable	Not applicable
March 1, 2014 – March 31, 2014	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2014	18,305	$68.49

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 5.	Other Information

Resignation of Paul A. Brunner as a Director of the Company

On April 30, 2014, Paul A. Brunner resigned as a director of the Company. Mr. Brunner was the Chairman of the Board’s Audit Committee and served on the Board’s Nominating/Corporate Governance Committee. As the date of the Company’s annual meeting of stockholders on April 30, 2014, Mr. Brunner was 78 years of age. The Company’s Corporate Governance Principles provide that at the adjournment of each annual meeting of stockholders, any director who is then age 75 or older shall tender his or her resignation to the Board, at which time the Board may elect to either accept such resignation or request that such director continue to serve on the Board. The Board elected to accept Mr. Brunner’s resignation. The Compensation Committee of the Board elected to accelerate the vesting of 1,161 shares of restricted stock granted pursuant to the Amended and Restated 1999 Incentive Plan for Outside Directors (the “Plan”) that would otherwise have been forfeited on Mr. Brunner’s resignation, and elected to grant him his pro-rata share of restricted shares that will be granted to all directors on July 29, 2014 pursuant to the Plan and to immediately vest such shares on grant. (Under the Plan, each director receives an annual award of restricted stock, with a one year vesting period, valued at $55,000 per plan year, which is the one year period ending on June 30 of each year. Mr. Brunner will receive a pro-rata portion of this award for his service between July 1, 2013 and April 30, 2014.)

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 30, 2014. Only holders of the Company’s common stock at the close of business on March 3, 2014 (the “Record Date”) were entitled to vote at the Annual Meeting. As of the Record Date, there were 16,752,213 shares of common stock entitled to vote. A total of 15,748,090 shares of common stock (94.01%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on five proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 21, 2014. The final results for the votes regarding each proposal are set forth below.

Proposal 1: The Company’s stockholders elected three directors to the Board to serve for a three year term until the 2017 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Withhold	Broker Non-Votes
Jay M. Gratz	13,708,661	640,738	1,398,691
Ronald W. Kaplan	13,597,908	751,491
Gerald Volas	13,709,453	639,946

Proposal 2: The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 21, 2014. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
13,907,945	399,304	42,150	1,398,691

Proposal 3: The Company’s stockholders approved an amendment to the Trex Company, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 40,000,000 to 80,000,000. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
14,033,216	1,647,549	67,325	0

Proposal 4: The Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
12,310,719	1,963,292	75,388	1,398,691

Proposal 5: The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered accounting firm for the fiscal year ended December 31, 2014. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
15,514,032	201,126	32,932	0

Amendment of Restated Certificate of Incorporation

At the annual meeting of stockholders of the Company held on April 30, 2014, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (the “Amendment”), effective as of April 30, 2014. The Company’s board of directors unanimously approved the Amendment on February 19, 2014, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 40,000,000 shares to 80,000,000 shares. The Amendment was filed with the Delaware Secretary of State on April 30, 2014.

The foregoing description of certain terms and conditions in the Amendment is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.1 to this Form 10-Q, and the Amendment of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.2, both of which are incorporated herein by reference in their entirety.

Adoption of Trex Company, Inc. 2014 Stock Incentive Plan

At the annual meeting of stockholders of the Company held on April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (the “Plan”). The Company’s board of directors unanimously approved the Plan on February 19, 2014, subject to stockholder approval.

The Plan amends and restates in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), which was last approved by the Company’s stockholders at the annual meeting held on April 21, 2005. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options.

Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for issuance under the Plan is 3,210,000 shares. Under the 2005 Plan, which is amended and restated by the Plan, the total number of shares of common stock available for issuance was 3,150,000 shares. Accordingly, the Plan increases the total number of shares available for issuance by 60,000 shares. The Plan contains provisions required for awards under the Plan to qualify under the exception to Section 162(m) of the Internal Revenue Code for “qualified performance-based compensation” if the requirements of the exception are otherwise satisfied.

The foregoing description of certain terms and conditions of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference in its entirety.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed herewith.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2014 Stock Incentive Plan. Filed herewith. *

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 5, 2014	By:	/s/ James E. Cline
James E. Cline
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed herewith.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2014 Stock Incentive Plan. Filed herewith. *

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Management contract or compensatory plan or agreement.