Form 10-Q
period 2014-06-30
TREX CO INC
filed 2014-08-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 25, 2014 was 31,979,734 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,572	$3,772
Accounts receivable, net	60,093	37,338
Inventories	21,055	22,428
Prepaid expenses and other assets	5,871	3,145
Deferred income taxes	9,497	9,497

Total current assets	102,088	76,180

Property, plant and equipment, net	98,257	100,783
Goodwill and other intangibles	10,538	10,542
Other assets	897	652

Total assets	$211,780	$188,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,474	$14,891
Accrued expenses	20,169	23,295
Accrued warranty	9,000	9,000
Line of credit	35,000	—

Total current liabilities	83,643	47,186

Deferred income taxes	360	360
Non-current accrued warranty	28,891	31,812
Other long-term liabilities	2,148	2,183

Total liabilities	115,042	81,541

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,757,157 and 34,598,124 shares issued and 31,976,728 and 33,475,614 shares outstanding at June 30, 2014 and December 31, 2013, respectively	348	173
Additional paid-in capital	114,158	101,667
Retained earnings	57,232	29,776
Treasury stock, at cost, 2,780,429 and 1,122,510 shares at June 30, 2014 and December 31, 2013, respectively	(75,000)	(25,000)

Total stockholders’ equity	96,738	106,616

Total liabilities and stockholders’ equity	$211,780	$188,157

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$121,311	$98,551	$221,956	$206,430
Cost of sales	76,285	61,629	138,764	127,649

Gross profit	45,026	36,922	83,192	78,781
Selling, general and administrative expenses	20,344	23,392	38,566	43,234

Income from operations	24,682	13,530	44,626	35,547
Interest expense, net	301	210	623	461

Income before income taxes	24,381	13,320	44,003	35,086
Provision for income taxes	9,220	96	16,547	293

Net income	$15,161	$13,224	$27,456	$34,793

Basic earnings per common share	$0.46	$0.39	$0.83	$1.03

Basic weighted average common shares outstanding	32,898,288	34,024,092	33,012,845	33,895,870

Diluted earnings per common share	$0.46	$0.38	$0.82	$1.00

Diluted weighted average common shares outstanding	33,307,463	34,784,540	33,452,814	34,673,428

Comprehensive income	$15,161	$13,224	$27,456	$34,793

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$27,456	$34,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,660	8,341
Deferred income taxes	—	(346)
Stock-based compensation	2,455	1,797
(Gain) loss on disposal of property, plant and equipment	(48)	220
Excess tax benefits from stock compensation	(12,533)	—
Other non-cash adjustments	(245)	(337)
Changes in operating assets and liabilities:
Accounts receivable	(22,794)	(24,411)
Inventories	1,373	2,557
Prepaid expenses and other assets	(206)	482
Accounts payable	4,583	3,859
Accrued expenses and other liabilities	(6,007)	(4,080)
Income taxes receivable/payable	9,764	265

Net cash provided by operating activities	11,458	23,140

Investing Activities
Expenditures for property, plant and equipment	(4,927)	(5,110)
Proceeds from sales of property, plant and equipment	48	174
Purchase of acquired company, net of cash acquired	(44)	—
Notes receivable, net	39	63

Net cash used in investing activities	(4,884)	(4,873)

Financing Activities
Financing costs	—	(73)
Borrowings under line of credit	120,000	74,500
Principal payments under line of credit	(85,000)	(79,500)
Repurchases of common stock	(52,892)	(3,153)
Proceeds from employee stock purchase and option plans	585	3,383
Excess tax benefits from stock compensation	12,533	—

Net cash used in financing activities	(4,774)	(4,843)

Net increase in cash and cash equivalents	1,800	13,424
Cash and cash equivalents at beginning of period	3,772	2,159

Cash and cash equivalents at end of period	$5,572	$15,583

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$384	$344
Cash paid for income taxes, net	$6,783	$375

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2014 and 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. All common stock share and per share data for all periods presented have been retroactively adjusted to reflect a two-for-one stock split distributed on May 7, 2014 (see Note 8). The consolidated results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application. No early adoption is permitted. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods	$30,987	$30,423
Raw materials	14,565	16,502

Total FIFO inventories	45,552	46,925
Reserve to adjust inventories to LIFO value	(24,497)	(24,497)

Total LIFO inventories	$21,055	$22,428

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Changes in inventory levels and costs are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by the end of the year. There were no LIFO inventory liquidations recognized to cost of sales in the six months ended June 30, 2014 or 2013. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued sales and marketing	$7,737	$5,269
Accrued compensation and benefits	5,459	9,135
Accrued rent obligations	2,351	1,787
Accrued manufacturing expenses	1,231	1,107
Accrued legal contingency	85	3,174
Other	3,306	2,823

Total accrued expenses	$20,169	$23,295

6.	DEBT

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

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At June 30, 2014, the Company had $35 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $49.0 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2014, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2014 and December 31, 2013.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$15,161	$13,224	$27,456	$34,793

Denominator:
Basic weighted average shares outstanding	32,898,288	34,024,092	33,012,845	33,895,870
Effect of dilutive securities:
SARs and options	263,532	573,738	283,223	616,944
Restricted stock	145,643	186,710	156,746	160,614

Diluted weighted average shares outstanding	33,307,463	34,784,540	33,452,814	34,673,428

Basic earnings per share	$0.46	$0.39	$0.83	$1.03

Diluted earnings per share	$0.46	$0.38	$0.82	$1.00

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock and stock options	—	742	44	33,242
Stock appreciation rights	3,340	115,322	2,268	88,414

Stock Split

In February 2014, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split. Additionally, on April 30, 2014, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 80 million shares.

Stock Repurchase Program

In February 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to $50 million of the Company’s outstanding common stock (the “February 2014 Stock Repurchase Program”). This authorization has no expiration date. During the three months ended June 30, 2014, the Company repurchased 1,657,919 shares for $50.0 million at an average price of $30.16 per share, which completed the authorization under the February 2014 Stock Repurchase Program. The share and per share data for the repurchases are reflective of the two-for-one stock split distributed on May 7, 2014.

9.	STOCK-BASED COMPENSATION

On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (“the Plan”), which was previously approved by the Board of Directors on February 19, 2014. The Plan amends and restates in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and unrestricted stock. As of June 30, 2014, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000, an increase of 60,000 shares from the previous plan and adjusted to reflect the two-for-one stock split distributed on May 7, 2014.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2014 and 2013, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2014	2013
Weighted-average fair value of grants	$18.52	$11.68
Dividend yield	0%	0%
Average risk-free interest rate	1.8%	0.7%
Expected term (years)	5	5
Expected volatility	54%	64%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2014:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	3,340	$38.95
Time-based restricted stock	54,216	$33.73
Performance-based restricted stock	42,676	$33.72

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock appreciation rights	$222	$307	$591	$638
Time-based restricted stock	770	586	1,478	1,123
Performance-based restricted stock	283	—	365	—
Employee stock purchase plan	11	9	21	36

Total stock-based compensation	$1,286	$902	$2,455	$1,797

Total unrecognized compensation cost related to unvested awards as of June 30, 2014 was $6.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

10.	INCOME TAXES

As of December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed a significant portion of its valuation allowance. As of June 30, 2014, the Company has a valuation allowance of $4.2 million, primarily related to certain state tax credits the Company estimates will expire before they are realized. The Company analyzes its position in each reporting period, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 37.6% and 1.0% respectively, which resulted in expense of $16.5 million and $0.3 million, respectively. The lower effective tax rate for the six months ended June 30, 2013 was a direct result of the Company maintaining a full valuation allowance against its deferred tax assets.

During the six months ended June 30, 2014, the Company realized $12.5 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of

June 30, 2014, federal tax years 2010 through 2013 remain subject to examination, while tax returns in certain state tax jurisdictions for years 2008 through 2013 remain subject to examination. During the three months ended June 30, 2014, the examination of the Company’s returns filed with the state of Michigan for tax years 2008 through 2011 was completed. No material adjustments resulted from the audit.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of June 30, 2014, the Company has executed subleases for 41,701 square feet of the leased space, 16,969 of which expires on December 31, 2014, and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the six months ended June 30, 2014, due primarily to an increase in available commercial office space, the Company revised its estimate of future sublease receipts and recorded a charge of $0.7 million to selling, general and administrative expenses.

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

As of June 30, 2014, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $0.9 million, $1.7 million, $1.8 million, $1.8 million and $1.8 million, respectively, and $0.9 million in 2019. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $0.6 million, $0.8 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $0.5 million in 2019.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2014	2013
Beginning balance, January 1	$1,787	$1,103
Net rental receipts (payments)	(256)	(111)
Accretion of discount	79	41
Increase in net estimated contract termination costs	741	79

Ending balance, June 30	$2,351	$1,112

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the second quarter of 2014, the number of claims received was lower than the Company’s expectations, while the average cost per claim was higher than the Company’s expectations for 2014. The Company expects the average cost per claim to moderate throughout the year. At June 30, 2014, the Company believes that its reserve is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received and average cost per claim will continue to decline over time. If the level of claims received or average cost per claim do not diminish as expected, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.6 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2014	2013
Beginning balance, January 1	$40,312	$28,487
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(4,264)	(3,740)

Ending balance, June 30	$36,048	$24,747

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

Legal Matters

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed substantially all cash payments and rebate certificates under the settlement. Claimants who were denied relief can appeal Trex’s decision. The Company believes that payments to consumers for all relief under the settlement, even after determination of all appeals, will not exceed $1.0 million. In addition to such amount, the Company previously paid $1.7 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®;

•	Three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing;

•	One porch product, Trex Transcend Porch Flooring and Railing System;

•	One steel deck framing system, Trex Elevations®;

•	One fencing product, Trex Seclusions®;

•	One deck lighting system, Trex DeckLighting™; and,

•	One cellular PVC outdoor trim product, TrexTrim™.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2014 include:

•	We experienced an increase in net sales of 23.0% during the quarter compared to the second quarter of 2013. Year-to-date 2014 net sales were 7.6% higher than in the comparable 2013 period.

•	During the quarter, we repurchased $50 million of our outstanding common stock.

•	We completed a two-for-one stock split of our common stock in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. All common stock share and per share data for all periods presented in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split.

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

We launched our early buy program for the 2014 decking season in December 2013. The timing and terms of the 2014 program were generally consistent with the timing and terms of the 2013 program launched in December 2012. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2013 were higher than in December 2012 due, in part, to additions to our distribution network, an increase in demand for our products and a revised pricing strategy. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. Refer to the liquidity and capital resources section for further discussion of significant impacts on our receivables and inventory levels.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the second quarter of 2014, the number of claims received was lower than our expectations, while the average cost per claim was higher than our expectations for 2014. We expect the average cost per claim to moderate throughout the year. At June 30, 2014, we believe that our warranty reserve is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2014	2013
Claims unresolved, beginning of period	4,249	4,073
Claims received (1)	1,589	2,032
Claims resolved (2)	(2,567)	(2,360)

Claims unresolved, end of period	3,271	3,745

Average cost per claim (3)	$2,269	$2,323

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

Results of Operations

The following table shows, for the three and six months ended June 30, 2014 and 2013, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	62.5	62.5	61.8

Gross profit	37.1	37.5	37.5	38.2
Selling, general and administrative expenses	16.8	23.8	17.4	21.0

Income from operations	20.3	13.7	20.1	17.2
Interest expense, net	0.2	0.2	0.3	0.2

Income before income taxes	20.1	13.5	19.8	17.0
Provision for income taxes	7.6	0.1	7.4	0.1

Net income	12.5%	13.4%	12.4%	16.9%

Three Months Ended June 30, 2014 Compared With Three Months Ended June 30, 2013

Net Sales. Net sales in the quarter ended June 30, 2014 (the “2014 quarter”) increased $22.7 million, or 23.0% to $121.3 million from $98.6 million in the quarter ended June 30, 2013 (the “2013 quarter”). The increase in net sales was due to a 30.3% increase in sales volumes, partially offset by a 5.5% decrease in the average price per unit. We attribute the increase in sales volumes in the 2014 quarter compared to the 2013 quarter to the various factors, including:

•	a weather-related delayed start to the deck building season in the first quarter of 2014 caused increased sales volumes in the 2014 quarter as weather conditions became more favorable, and

•	a stronger demand from existing dealers and additions to our distribution network subsequent to the 2013 quarter.

The decrease in average price per unit in the 2014 quarter was primarily attributable to our revised pricing strategy implemented in the fourth quarter of 2013. This pricing strategy provides a more optimal pricing position for our high-performance products in the marketplace.

Gross Profit. Gross profit increased 22.0% to $45.0 million in the 2014 quarter from $36.9 million in the 2013 quarter. Gross profit as a percentage of net sales, gross margin, decreased to 37.1% in the 2014 quarter from 37.5% in the 2013 quarter. The decrease in gross margin was primarily the result of the aforementioned revised pricing strategy, partially offset by favorable manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.1 million, or 13.2% to $20.3 million in the 2014 quarter from $23.4 million in the 2013 quarter. The decrease was primarily driven by the following factors:

•	a reduction in legal costs in the 2014 quarter due to $1.7 million in non-recurring expenses accrued in the 2013 quarter for the mold growth class action case that was settled in December 2013;

•	$1.0 million lower branding spend in the 2014 quarter compared to the 2013 quarter due partially to cost reduction initiatives and the timing of spend; and,

•	a $0.6 million decrease in personnel-related expenses in the 2014 quarter primarily attributable to decreased incentive compensation.

As a percentage of net sales, total selling, general and administrative expenses decreased to 16.8% in the 2014 quarter from 23.8% in the 2013 quarter.

Interest Expense. Net interest expense increased $0.1 million to $0.3 million in the 2014 quarter from $0.2 million in the 2013 quarter. This was driven by an increase in debt balances under the revolving credit facility in the 2014 quarter compared to the 2013 quarter. As a percentage of net sales, interest expense was 0.2% in both the 2014 and 2013 quarters.

Provision for Income Taxes. The effective tax rate for the 2014 quarter and 2013 quarter was 37.6% and 1.0%, respectively, which resulted in expense of $9.2 million and $0.1 million for the respective quarters. The effective tax rate was substantially lower in the 2013 quarter due to the effect of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Six Months Ended June 30, 2014 Compared With Six Months Ended June 30, 2013

Net Sales. Net sales in the six months ended June 30, 2014 (the “2014 six-month period”) increased $15.6 million, or 7.6% to $222.0 million from $206.4 million in the six months ended June 30, 2013 (the “2013 six-month period”). The increase in net sales was attributable to an 11.0% increase in sales volumes, partially offset by a 3.1% decrease in the average price per unit. We attribute the increase in sales volumes in the 2014 six-month period compared to the 2013 six-month period primarily to a strong demand from both new and existing dealers. The decrease in average price per unit in the 2014 six-month period was primarily attributable to our revised pricing strategy implemented in the fourth quarter of 2013. This pricing strategy provides a more optimal pricing position for our high-performance products in the marketplace.

Gross Profit. Gross profit increased 5.6% to $83.2 million in the 2014 six-month period from $78.8 million in the 2013 six-month period. Gross profit as a percentage of net sales, gross margin, decreased to 37.5% in the 2014 six-month period from 38.2% in the 2013 six-month period. The decrease in gross margin was primarily the result of the aforementioned revised pricing strategy, partially offset by favorable manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.6 million, or 10.6% to $38.6 million in the 2014 six-month period from $43.2 million in the 2013 six-month period. The decrease was primarily driven by the following factors:

•	a reduction in legal costs in the 2014 six-month period due to $1.9 million in non-recurring expenses accrued in the 2013 six-month period for the mold growth class action case that was settled in December 2013;

•	$2.4 million lower branding spend in the 2014 six-month period compared to the 2013 six-month period due partially to cost reduction initiatives and the timing of spend;

•	a $1.3 million decrease in personnel-related expenses in the 2014 six-month period primarily attributable to decreased incentive compensation;

•	offset by a $0.7 million charge in the 2014 six-month period related to our 2005 reconsidered corporate headquarters lease.

As a percentage of net sales, total selling, general and administrative expenses decreased to 17.4% in the 2014 six-month period from 21.0% in the 2013 six-month period.

Interest Expense. Net interest expense increased $0.1 million to $0.6 million for the 2014 six-month period from $0.5 million in the 2013 six-month period. This was driven by an increase in debt balances under the revolving credit facility in the 2014 six-month period compared to the 2013 six-month period. As a percentage of net sales, interest expense increased to 0.3% in the 2014 six-month period from 0.2% in the 2013 six-month period.

Provision for Income Taxes. The Company’s effective tax rate for the 2014 and 2013 six-month periods was 37.6% and 1.0%, respectively, which resulted in an expense of $16.5 million and $0.3 million, in the respective six-month periods. The effective tax rate was substantially lower in the 2013 six-month period due to the effect of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Liquidity and Capital Resources

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At June 30, 2014, we had $5.6 million of cash and cash equivalents.

Sources and Uses of Cash. Cash provided by operating activities for the 2014 six-month period was $11.5 million compared to $23.1 million for the 2013 six-month period. The $11.6 million decrease is primarily due to significantly higher income taxes in the 2014 six-month period compared to the 2013 six-month period. Our effective income tax rate increased to be comparable to the statutory rate during the 2014 six-month period as a result of our exit of a full valuation allowance at December 31, 2013. Additionally during the 2014 six-month period, cash flow from operations was unfavorably impacted by the payment of attorneys’ fees and named plaintiff awards in the mold growth class action case that was settled in December 2013. The accounts receivable balance at the end of the 2014 six-month period was higher than at the end of the 2013 six-month period due to an increase in net sales during the second quarter of 2014. We expect to collect substantially all outstanding accounts receivable balances during the remainder of 2014.

Cash used in investing activities totaled $4.9 million in the 2014 six-month period and 2013 six-month period. Capital expenditures in the 2014 six-month period related to new poly processing lines and continued retrofitting to our current production lines to support the manufacture of our high-performance product lines.

Cash used in financing activities was $4.8 million in the 2014 six-month period and 2013 six-month period. During the 2014 six-month period, we repurchased $50.0 million of our outstanding common stock under a stock repurchase program authorized by the Board of Directors in February 2014. The common stock was repurchased using cash on hand and $35 million of net borrowings from our revolving credit facility. At June 30, 2014, no amount remained available to be repurchased under the stock repurchase program. Cash flow in the 2014 six-month period was favorably affected by $12.5 million of excess tax benefits related to stock-based awards.

Capital Requirements. Capital expenditures in the 2014 six-month period totaled $4.9 million related to new poly processing lines and continued retrofitting to our current production lines to support the manufacture of our high-performance product lines. We currently estimate that our capital expenditures in 2014 will be approximately $20 million.

Indebtedness. At June 30, 2014, our indebtedness totaled $35 million, and the interest rate on our revolving credit facility was 1.9%.

On December 17, 2013, we amended our revolving credit facility to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At June 30, 2014, we had $35 million of outstanding borrowings under the revolving credit facility and remaining available borrowing capacity of approximately $49.0 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At June 30, 2014, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 3,700 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of June 30, 2014 are comparable to distributor inventory levels as of June 30, 2013. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2014.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed substantially all cash payments and rebate certificates under the settlement. Claimants who were denied relief can appeal Trex’s decision. The Company believes that payments to consumers for all relief under the settlement, even after determination of all appeals, will not exceed $1.0 million. In addition to such amount, the Company previously paid $1.7 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

(c) The following table provides information relating to the purchases of the Company’s common stock during the quarter ended June 30, 2014 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
April 1, 2014 – April 30, 2014	—	$0.00	Not applicable	Not applicable
May 1, 2014 – May 31, 2014	265,857	$30.93	265,857	$41,775,935
June 1, 2014 – June 30, 2014	1,392,062	$30.01	1,392,062	$—

Quarter ended June 30, 2014	1,657,919	$30.16	1,657,919	$—

(1)	On February 19, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to $50 million of its common stock (the “February 2014 Stock Repurchase Program”). The February 2014 Stock Repurchase Program was publicly announced on February 24, 2014. This authorization has no expiration date. All of the above repurchases were made on the open market at prevailing market rates plus related expenses. The share and per share data are reflective of a two-for-one stock split of Company’s common stock, which was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. As of June 30, 2014, no amount remained yet to be purchased under the February 2014 Stock Repurchase Program.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2014 Stock Incentive Plan, as amended. Filed herewith. *

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 4, 2014	By:	/s/ James E. Cline
James E. Cline
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. 2014 Stock Incentive Plan, as amended. Filed herewith. *

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Management contract or compensatory plan or agreement.