Form 10-Q
period 2014-09-30
TREX CO INC
filed 2014-10-27
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 17, 2014 was 32,006,335 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,841	$3,772
Accounts receivable, net	44,977	37,338
Inventories	14,639	22,428
Prepaid expenses and other assets	3,279	3,145
Deferred income taxes	9,497	9,497

Total current assets	76,233	76,180
Property, plant and equipment, net	98,199	100,783
Goodwill and other intangibles	10,536	10,542
Other assets	897	652

Total assets	$185,865	$188,157

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,864	$14,891
Accrued expenses	24,275	23,295
Accrued warranty	8,500	9,000
Line of credit	3,000	—

Total current liabilities	48,639	47,186
Deferred income taxes	360	360
Non-current accrued warranty	27,587	31,812
Other long-term liabilities	2,164	2,183

Total liabilities	78,750	81,541

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,783,546 and 34,598,124 shares issued and 32,003,117 and 33,475,614 shares outstanding at September 30, 2014 and December 31, 2013, respectively	348	173
Additional paid-in capital	115,623	101,667
Retained earnings	66,144	29,776
Treasury stock, at cost, 2,780,429 and 1,122,510 shares at September 30, 2014 and December 31, 2013, respectively	(75,000)	(25,000)

Total stockholders’ equity	107,115	106,616

Total liabilities and stockholders’ equity	$185,865	$188,157

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$95,502	$72,249	$317,458	$278,680
Cost of sales	65,133	72,098	203,897	199,747

Gross profit	30,369	151	113,561	78,933
Selling, general and administrative expenses	15,902	15,375	54,468	58,609

Income (loss) from operations	14,467	(15,224)	59,093	20,324
Interest expense, net	167	70	791	531

Income (loss) before income taxes	14,300	(15,294)	58,302	19,793
Provision for income taxes	5,387	4	21,934	298

Net income (loss)	$8,913	$(15,298)	$36,368	$19,495

Basic earnings (loss) per common share	$0.28	$(0.45)	$1.12	$0.58

Basic weighted average common shares outstanding	31,606,264	33,660,212	32,538,832	33,772,710

Diluted earnings (loss) per common share	$0.28	$(0.45)	$1.10	$0.56

Diluted weighted average common shares outstanding	32,008,781	33,660,212	32,966,317	34,506,910

Comprehensive income (loss)	$8,913	$(15,298)	$36,368	$19,495

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$36,368	$19,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,449	12,444
Deferred income taxes	—	(2,991)
Stock-based compensation	3,672	2,781
Loss on disposal of property, plant and equipment	169	587
Excess tax benefits from stock compensation	(12,677)	(2,567)
Other non-cash adjustments	(245)	(337)
Changes in operating assets and liabilities:
Accounts receivable	(7,698)	2,543
Inventories	7,789	6,343
Prepaid expenses and other assets	(415)	447
Accounts payable	(2,027)	(4,488)
Accrued expenses and other liabilities	(3,690)	16,775
Income taxes receivable/payable	12,630	2,633

Net cash provided by operating activities	45,325	53,665

Investing Activities
Expenditures for property, plant and equipment	(8,794)	(8,971)
Proceeds from sales of property, plant and equipment	48	176
Purchase of acquired company, net of cash acquired	(44)	—
Notes receivable, net	59	78

Net cash used in investing activities	(8,731)	(8,717)

Financing Activities
Financing costs	—	(73)
Borrowings under line of credit	139,000	74,500
Principal payments under line of credit	(136,000)	(79,500)
Repurchases of common stock	(52,892)	(28,445)
Proceeds from employee stock purchase and option plans	690	3,427
Excess tax benefits from stock compensation	12,677	2,567

Net cash used in financing activities	(36,525)	(27,524)

Net increase in cash and cash equivalents	69	17,424
Cash and cash equivalents at beginning of period	3,772	2,159

Cash and cash equivalents at end of period	$3,841	$19,583

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$498	$348
Cash paid for income taxes, net	$9,342	$696

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2014 and 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. All common stock share and per share data for all historical periods presented have been retroactively adjusted to reflect a two-for-one stock split distributed on May 7, 2014 (see Note 8). The consolidated results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

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

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods	$21,494	$30,423
Raw materials	17,642	16,502

Total FIFO inventories	39,136	46,925
Reserve to adjust inventories to LIFO value	(24,497)	(24,497)

Total LIFO inventories	$14,639	$22,428

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Changes in inventory levels and costs are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by the end of the year. There were no LIFO inventory liquidations recognized to cost of sales in the nine months ended September 30, 2014 or 2013. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued sales and marketing	$10,626	$5,269
Accrued compensation and benefits	7,027	9,135
Accrued rent obligations	2,649	1,787
Accrued manufacturing expenses	1,080	1,107
Accrued legal contingency	158	3,174
Other	2,735	2,823

Total accrued expenses	$24,275	$23,295

6.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

The Company currently has an Amended Credit Agreement which provides the Company with one or more revolving loans in a collective maximum principal amount of $100 million. On December 17, 2013, the Company entered into a Second Amendment (“Second Amendment”) to the Amended Credit Agreement dated as of January 6, 2012, as amended by the First Amendment dated February 26, 2013 (the “Credit Agreement”). Pursuant to the Second Amendment, the Credit Agreement was amended to temporarily increase the maximum amount of the revolver loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements. No other material changes were made to the terms of the Credit Agreement. The maximum amount of the revolver loans reverted to $100 million on July 1, 2014. Pursuant to a Letter Agreement dated October 23, 2014, the termination date of the Credit Agreement was extended to January 9, 2016.

Amounts drawn under the Credit Agreement are subject to a borrowing base consisting of certain accounts receivables, inventories, machinery and equipment and real estate. At September 30, 2014, the Company had $3 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $63 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2014, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2014 and December 31, 2013.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) available to common shareholders	$8,913	$(15,298)	$36,368	$19,495

Denominator:
Basic weighted average shares outstanding	31,606,264	33,660,212	32,538,832	33,772,710
Effect of dilutive securities:
SARs and options	237,602	—	268,016	566,190
Restricted stock	164,915	—	159,469	168,010

Diluted weighted average shares outstanding	32,008,781	33,660,212	32,966,317	34,506,910

Basic earnings (loss) per share	$0.28	$(0.45)	$1.12	$0.58

Diluted earnings (loss) per share	$0.28	$(0.45)	$1.10	$0.56

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock and stock options	10,444	407,902	3,511	34,620
Stock appreciation rights	3,340	115,790	2,625	97,540

Stock Split

In February 2014, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto are presented on a post-split basis. Additionally, on April 30, 2014, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 80 million shares.

Stock Repurchase Programs

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

On October 23, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (the “Plan”), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and unrestricted stock. As of September 30, 2014, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2014 and 2013, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2014	2013
Weighted-average fair value of grants	$18.02	$11.68
Dividend yield	0%	0%
Average risk-free interest rate	1.7%	0.7%
Expected term (years)	5	5
Expected volatility	53%	64%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2014:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Stock appreciation rights	3,623	$38.17
Time-based restricted stock	66,409	$32.69
Performance-based restricted stock	42,676	$33.72

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock appreciation rights	$222	$307	$813	$945
Time-based restricted stock	769	667	2,247	1,790
Performance-based restricted stock	205	—	570	—
Employee stock purchase plan	21	10	42	46

Total stock-based compensation	$1,217	$984	$3,672	$2,781

Total unrecognized compensation cost related to unvested awards as of September 30, 2014 was $5.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

10.	INCOME TAXES

As of December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed a significant portion of its valuation allowance. As of September 30, 2014, the Company has a valuation allowance of $4.2 million, primarily related to certain state tax credits the Company estimates will expire before they are realized. The Company analyzes its position in each reporting period, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 37.6% and 1.5% respectively, which resulted in expense of $21.9 million and $0.3 million, respectively. The lower effective tax rate for the nine months ended September 30, 2013 was a direct result of the Company maintaining a full valuation allowance against its deferred tax assets.

During the nine months ended September 30, 2014, the Company realized $12.7 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2014, federal tax years 2011 through 2013 remain subject to examination.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of September 30, 2014, the Company has executed subleases for 41,701 square feet of the leased space, 16,969 of which expires on December 31, 2014, and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the Company’s remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the nine months ended September 30, 2014, due to revisions to its estimate of future sublease receipts, the Company recorded a charge of $1.0 million to selling, general and administrative expenses.

To estimate future sublease receipts, the Company has assumed that existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates and that existing vacancies will be filled within one year. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, poor market conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key management assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of September 30, 2014, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $0.4 million, $1.7 million, $1.8 million, $1.8 million and $1.8 million, respectively, and $0.9 million in 2019. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $0.3 million, $0.8 million, $0.7 million, $0.7 million and $0.7 million, respectively, and $0.4 million in 2019.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2014	2013
Beginning balance, January 1	$1,787	$1,103
Net rental receipts (payments)	(281)	(410)
Accretion of discount	125	61
Increase in net estimated contract termination costs	1,018	1,144

Ending balance, September 30	$2,649	$1,898

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the third quarter of 2014, the number of claims received was lower than the Company’s expectations, while the average cost per claim was higher than the Company’s expectations for 2014. Based on claims activity experienced during the current year, the Company revised its assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to the Company’s warranty reserve, which as of September 30, 2014, the Company believes is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.4 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2014	2013
Beginning balance, January 1	$40,312	$28,487
Changes in estimates related to pre-existing warranties	—	20,000
Settlements made during the period	(6,647)	(5,947)

Ending balance, September 30	$33,665	$42,540

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

Legal Matters

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed substantially all cash payments and rebate certificates under the settlement. Claimants who were denied relief could appeal Trex’s decision, and the deadline for appeals has now passed. The Company believes that payments to consumers for all relief under the settlement, even after determination of all appeals, will not exceed approximately $1.0 million. In addition to such amount, the Company previously paid $1.8 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

The following management discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission and the condensed consolidated financial statements and the footnotes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®;

•	Three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing;

•	One porch product, Trex Transcend Porch Flooring and Railing System;

•	One steel deck framing system, Trex Elevations®;

•	One fencing product, Trex Seclusions®;

•	Two outdoor lighting systems, Trex Deck Lighting™ and Trex Landscape Lighting™; and,

•	One cellular PVC outdoor trim product, TrexTrim™.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the third quarter of 2014 include:

•	Net sales of $95.5 million in the third quarter of 2014, an increase of 32.2% compared to the third quarter of 2013 and the highest third quarter sales in our history. Year-to-date 2014 net sales were 13.9% higher than in the comparable 2013 period and the highest net sales in the first nine-months of any year in our history.

•	Gross margins of 31.8% in the quarter compared to 27.9%, excluding the impact of the increase to the surface flaking warranty reserve, in the third quarter of 2013.

•	Net income of $8.9 million, or $0.28 per diluted share, during the quarter. Year-to-date 2014 net income was $36.4 million, the highest net income in the first nine-months of any year in our history.

Net Sales. Net sales consists of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, often due to seasonal trends in the demand for Trex. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

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

We launched our early buy program for the 2014 decking season in December 2013. The timing and terms of the 2014 program were generally consistent with the timing and terms of the 2013 program launched in December 2012. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. Early Buy shipments in December 2013 were higher than in December 2012 due, in part, to additions to our distribution network, an increase in demand for our products and a revamped pricing strategy. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. Refer to the liquidity and capital resources section for further discussion of significant impacts on our receivables and inventory levels.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the third quarter of 2014, the number of claims received was lower than our expectations, while the average cost per claim was higher than our expectations for 2014. Based on claims activity experienced during the current year, we revised our assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to our warranty reserve, which as of September 30, 2014, we believe is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2014	2013
Claims unresolved, beginning of period	4,249	4,073
Claims received (1)	2,765	3,639
Claims resolved (2)	(3,497)	(3,008)

Claims unresolved, end of period	3,517	4,704

Average cost per claim (3)	$2,270	$2,273

(1)	Claims received include new claims received or identified during the period.

(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

Stock Split. In February 2014, our Board of Directors approved a two-for-one stock split of our common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in this Quarterly Report on Form 10-Q are presented on a post-split basis.

RESULTS OF OPERATIONS

The following table shows, for the three and nine months ended September 30, 2014 and 2013, respectively, selected statement of comprehensive income data as a percentage of net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	99.8	64.2	71.7

Gross profit	31.8	0.2	35.8	28.3
Selling, general and administrative expenses	16.7	21.3	17.2	21.0

Income (loss) from operations	15.1	(21.1)	18.6	7.3
Interest expense, net	0.2	0.1	0.2	0.2

Income (loss) before income taxes	14.9	(21.2)	18.4	7.1
Provision for income taxes	5.6	0.0	6.9	0.1

Net income (loss)	9.3%	(21.2)%	11.5%	7.0%

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013

Net Sales. Net sales in the quarter ended September 30, 2014 (the “2014 quarter”) increased $23.3 million, or 32.2% to $95.5 million from $72.2 million in the quarter ended September 30, 2013 (the “2013 quarter”). The increase in net sales was due to a 36.1% increase in sales volumes, partially offset by a 3.9% decrease in the average price per unit. We attribute the increase in sales volumes in the 2014 quarter compared to the 2013 quarter primarily to a stronger demand from existing dealers and additions to our distribution network subsequent to the 2013 quarter. The decrease in average price per unit in the 2014 quarter was primarily attributable to our revamped pricing strategy implemented in the fourth quarter of 2013.

Gross Profit. Gross profit increased $30.2 million to $30.4 million in the 2014 quarter from $0.2 million in the 2013 quarter. Gross profit was adversely affected in the 2013 quarter by a $20.0 million charge related to increasing the previously established surface flaking warranty reserve. Excluding the aforementioned charge in the 2013 quarter, gross profit increased 50.7% to $30.4 million in the 2014 quarter compared to $20.2 million in the 2013 quarter. Excluding the aforementioned charge in the 2013 quarter, gross profit as a percentage of net sales, gross margin, increased to 31.8% in the 2014 quarter from 27.9% in the 2013 quarter. The increase in gross margin was primarily the result of favorable manufacturing efficiencies, capacity utilization and sales mix, partially offset by the aforementioned revamped pricing strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million, or 3.4% to $15.9 million in the 2014 quarter from $15.4 million in the 2013 quarter. The increase in the 2014 quarter compared to the 2013 quarter was primarily driven by the following factors:

•	$0.9 million higher branding spend due primarily to the timing of spend;

•	a $0.5 million increase in personnel-related expenses primarily attributable to the timing of incentive compensation;

•	partially offset by $0.8 million lower contract termination costs related to our 2005 reconsidered corporate headquarters lease.

As a percentage of net sales, total selling, general and administrative expenses decreased to 16.7% in the 2014 quarter from 21.3% in the 2013 quarter.

Interest Expense. Net interest expense increased $0.1 million to $0.2 million in the 2014 quarter from $0.1 million in the 2013 quarter. The increase was driven by higher debt balances under the revolving credit facility in the 2014 quarter compared to the 2013 quarter. As a percentage of net sales, interest expense increased to 0.2% in the 2014 quarter from 0.1% in 2013 quarter.

Provision for Income Taxes. The effective tax rate for the 2014 quarter and 2013 quarter was 37.6% and 0.0%, respectively, which resulted in expense of $5.4 million and $4 thousand for the respective quarters. The effective tax rate was substantially lower in the 2013 quarter due to the effect of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013

Net Sales. Net sales in the nine months ended September 30, 2014 (the “2014 nine-month period”) increased $38.8 million, or 13.9% to $317.5 million from $278.7 million in the nine months ended September 30, 2013 (the “2013 nine-month period”). The increase in net sales was attributable to a 17.3% increase in sales volumes, partially offset by a 3.4% decrease in the average price per unit. We attribute the increase in sales volumes in the 2014 nine-month period compared to the 2013 nine-month period primarily to a strong demand from both new and existing dealers. The decrease in average price per unit in the 2014 nine-month period was primarily attributable to our revamped pricing strategy implemented in the fourth quarter of 2013.

Gross Profit. Gross profit increased 43.9% to $113.6 million in the 2014 nine-month period from $78.9 million in the 2013 nine-month period. Gross profit in the 2013 nine-month period was adversely affected by a $20.0 million charge related to increasing the previously established surface flaking warranty reserve. Excluding the aforementioned charge in the 2013 nine-month period, gross profit increased 14.8% to $113.6 million in the 2014 nine-month period compared to $98.9 million in the 2013 nine-month period. Excluding the aforementioned charge in the 2013 nine-month period, gross profit as a percentage of net sales, gross margin, increased to 35.8% in the 2014 nine-month period from 35.5% in the 2013 nine-month period. The increase in gross margin was primarily the result favorable manufacturing efficiencies, capacity utilization and sales mix, partially offset by the aforementioned revamped pricing strategy.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $4.1 million, or 7.1% to $54.5 million in the 2014 nine-month period from $58.6 million in the 2013 nine-month period. The decrease in the 2014 nine-month period compared to the 2013 nine-month period was primarily driven by the following factors:

•	a $1.8 million reduction in costs related to the mold growth class action lawsuit that was settled in December 2013;

•	$1.5 million lower branding spend due mainly to cost reduction initiatives; and,

•	a $0.8 million decrease in personnel-related expenses primarily attributable to decreased incentive compensation.

As a percentage of net sales, total selling, general and administrative expenses decreased to 17.2% in the 2014 nine-month period from 21.0% in the 2013 nine-month period.

Interest Expense. Net interest expense increased $0.3 million to $0.8 million in the 2014 nine-month period from $0.5 million in the 2013 nine-month period. The increase was driven by higher debt balances under the revolving credit facility in the 2014 nine-month period compared to the 2013 nine-month period. As a percentage of net sales, interest expense was 0.2% in both the 2014 and 2013 nine-month periods.

Provision for Income Taxes. The effective tax rate for the 2014 and 2013 nine-month periods was 37.6% and 1.5%, respectively, which resulted in an expense of $21.9 million and $0.3 million, in the respective nine-month periods. The effective tax rate was substantially lower in the 2013 nine-month period due to the effect of the valuation allowance we maintained against our net deferred tax assets which substantially offset statutory income tax.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2014, we had $3.8 million of cash and cash equivalents.

Sources and Uses of Cash. Cash provided by operating activities for the 2014 nine-month period was $45.3 million compared to $53.7 million for the 2013 nine-month period. The $8.4 million decrease was primarily due to unfavorable changes in cash flows related to accounts receivable balances and significantly higher income taxes paid in the 2014 nine-month period compared to the 2013 nine-month period. The accounts receivable balance at the end of the 2014 nine-month period was higher than at the end of the 2013 nine-month period due to increased sales during the third quarter of 2014. We expect to collect all outstanding accounts receivable balances by the end of 2014. The increased payments for income taxes during the 2014 nine-month period result from increased taxable income that exceeds available net operating loss carryforwards.

Cash used in investing activities totaled $8.7 million in both the 2014 and the 2013 nine-month periods. Capital expenditures in the 2014 nine-month period totaled $8.8 million related to new poly processing lines and continued retrofitting to our current production lines to support the manufacture of our high-performance products.

Cash used in financing activities was $36.5 million in the 2014 nine-month period compared to $27.5 million in the 2013 nine-month period. The $9.0 million increase in the 2014 nine-month period was primarily due to an increase in repurchases of our outstanding common stock under stock repurchase programs authorized by the Board of Directors. During the 2014 nine-month period, we repurchased $50.0 million of our outstanding common stock using cash on hand and borrowings from our revolving credit facility. During the 2013 nine-month period, we used cash on hand to repurchase $25.0 million of our outstanding common stock. Cash flow in the 2014 nine-month period was favorably affected by $12.7 million of excess tax benefits related to stock-based awards compared to $2.6 million in the 2013 nine-month period.

On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to two million shares of our outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date.

Capital Requirements. Capital expenditures in the 2014 nine-month period totaled $8.8 million related to new poly processing lines and continued retrofitting to our current production lines to support the manufacture of our high-performance products. We currently estimate that our capital expenditures in 2014 will be approximately $20 million.

Indebtedness. At September 30, 2014, our indebtedness totaled $3 million, and the interest rate on our revolving credit facility was 1.9%.

On December 17, 2013, we amended our revolving credit facility to temporarily increase the maximum amount of the revolving loans from $100 million to $125 million during the period from January 1, 2014 through and including June 30, 2014 to meet seasonal cash requirements. The maximum amount of the revolver loans reverted to $100 million on July 1, 2014. Pursuant to a Letter Agreement dated October 23, 2014, the termination date of our revolving credit facility was extended to January 9, 2016.

Our ability to borrow under our revolving credit facility is tied to a borrowing base that consists of certain accounts receivables, inventories, machinery and equipment and real estate. At September 30, 2014, we had $3 million of outstanding borrowings under the revolving credit facility and remaining available borrowing capacity of approximately $63 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, capital, net worth, fixed charges, and earnings before interest, taxes, depreciation and amortization. At September 30, 2014, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 3,700 dealers who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of September 30, 2014 are comparable to distributor inventory levels as of September 30, 2013. Significant changes in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations. We estimate that the number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2013. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2014.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed substantially all cash payments and rebate certificates under the settlement. Claimants who were denied relief could appeal Trex’s decision, and the deadline for appeals has now passed. The Company believes that payments to consumers for all relief under the settlement, even after determination of all appeals, will not exceed approximately $1.0 million. In addition to such amount, the Company previously paid $1.8 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

On October 23, 2014, the Company, as borrower; Branch Banking and Trust Company, as Administrative Agent and as a Lender; and Wells Fargo Capital Finance, LLC, as a Lender; entered into a Letter Agreement with respect to their Amended and Restated Credit Agreement dated as of January 6, 2012, as amended, (the “Credit Agreement”). The Letter Agreement extended the termination date of the Credit Agreement to January 9, 2016. No other material changes were made to the terms of the Credit Agreement.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 27, 2014	By:	/s/ James E. Cline
James E. Cline
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.