Form 10-K
period 2014-12-31
TREX CO INC
filed 2015-02-24
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $908.9 million based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 10, 2015 was 32,020,203.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2015 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc. (the “Company”), founded as a Delaware corporation in 1998, is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300. We operate in one business segment.

Products

We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. A majority of our products are made in a proprietary process that combines waste wood fibers and scrap polyethylene. Our products are provided in a wide selection of popular sizes and lengths and are available with several finishes and numerous colors.

Decking. We market our decking products under a number of brand names. Our principal brand names for decking are: Trex Transcend®, Trex Enhance® and Trex Select®, which each feature a protective shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for specially grooved boards.

Railing. Our railing products are Trex Transcend Railing, Trex Designer Series Railing®, Trex Select Railing, and Trex Reveal® aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Our Designer Series Railing system consists of a decorative top and bottom rail, refined balusters, our Trex RailPost™, and post caps and skirts. Trex Select Railing, which is white, is for consumers who desire a simple clean finished look for their deck. Trex Reveal aluminum railing, which is available in three colors, is for consumers who want a sleek, contemporary aesthetic look.

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

Steel Deck Framing. We offer a triple-coated steel deck framing system called Trex Elevations®.

Outdoor Lighting. Our outdoor lighting systems are Trex DeckLighting™ and Trex Landscape Lighting™. Trex DeckLighting is a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light. Trex Landscape Lighting line includes an energy-efficient well light, path light, multifunction light and spotlight.

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

•	Trex Outdoor Furniture™, which is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc.;

•	Trex RainEscape®, which is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC;

•	Trex CustomCurve®, which is an on-site system that allows contractors to heat and bend Trex products manufactured and sold by CurveIt, LLC;

•	Trex Pergolas, which are pergolas made from TrexTrim™, our low maintenance cellular PVC trim product, marketed by Home and Leisure, Inc. dba Backyard America;

•	Diablo® Trex Blade, which is a specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.;

•	Trex SpiralStairs™ and Structural Steel Posts (for use with the Elevations system), manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop; and

•	Trex Outdoor Cabinets, which are outdoor storage cabinets manufactured and sold by NatureKast Products LLC.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These features eliminate most of the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Like wood, Trex products are slip-resistant (even when wet) but are less vulnerable to damage from ultraviolet rays. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure. However, Trex does offer the Trex Elevations steel deck framing system.

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

During the second half of 2014, we began manufacturing and selling polyethylene pellets made from recycled plastic into the plastic bag, film and sheet markets and other commercial business applications. Our entry into this adjacent industry enables us to leverage our core recycling and extrusion capabilities, adding significant value to our polyethylene sales. As of December 31, 2014, one polyethylene pellet manufacturing line was operational, and an additional three lines are expected to be built during the first half of 2015.

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

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence, thereby making our products available wherever our customers choose to purchase their decking, railing, porch, trim, steel deck framing and outdoor lighting products.

•

Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

•

Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to add significant value to our polyethylene sales and expand our ability to use a wider breadth of waste streams thereby lowering our raw material costs. We plan to concentrate on improving the productivity of our production process, from raw materials preparation through extrusion into finishing and packaging.

Customers and Distribution

We distribute our products as follows:

Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales through our wholesale distribution network by selling Trex products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support.

We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors on a non-exclusive basis to distribute Trex products within a specified area. The distributor generally purchases our products at prices in effect at the time we ship the product to the distributor. Based on our 2014 net sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our net sales.

Home Depot and Lowe’s. We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Although Home Depot and Lowe’s serve the contractor market, the largest part of their sales are to “do-it-yourself” homeowner customers that shop for their materials at Home Depot and Lowe’s stores rather than at retail lumber dealers. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance of our products.

Manufacturing Process

We operate manufacturing facilities located in Winchester, Virginia and Fernley, Nevada.

Trex products are primarily manufactured from waste wood fiber and scrap polyethylene. Our primary manufacturing process involves mixing wood particles with plastic, heating and finally extruding, or forcing, the highly viscous and abrasive material through a profile die. We have many proprietary and skill-based advantages in this process.

Production of a wood-alternative decking such as ours requires significant capital investment, special process expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We maintain research and development operations in the Trex Technical Center adjacent to our Winchester, Virginia manufacturing facilities. In connection with our building code listings, we maintain a quality control testing program that is monitored by an independent inspection agency.

We utilize Six Sigma practices and Standard Lean Manufacturing methodology within our plant operations. We also incorporate the use of these tools throughout our Company in the planning and execution of those projects that are the most important to our success.

Research and Development

Our research and development efforts focus on innovation and developing new products, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. For the years ended December 31, 2014, 2013 and 2012, research and development costs were $2.3 million, $2.9 million and $2.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Suppliers

The production of most of our products requires the supply of waste wood fiber and scrap polyethylene.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2014, we purchased substantially all of our waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our polyethylene purchases are under short-term supply contracts that average approximately two years for which pricing is negotiated as needed.

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

Scrap Polyethylene. The polyethylene we consumed in 2014 was primarily composed of scrap plastic film and plastic bags. Approximately two billion pounds of polyethylene resin are used in the manufacture of stretch film and plastic bags in the United States each year. We will continue to seek to meet our future needs for scrap polyethylene from the expansion of our existing supply sources and the development of new sources. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of polyethylene.

Our ability to source and use a wide variety of polyethylene is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers under supply contracts that commit us to purchase minimum levels for each year extending through 2015. We have purchase commitments under the third-party manufacturing contracts of $1.9 million for the year ending December 31, 2015.

Competition

Our primary competition consists of wood products, which constitutes a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. A majority of the lumber used in wood decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include Advanced Environmental Recycling Technologies, Inc., CPG International and Fiber Composites, LLC.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new wood-alternative decking and railing products that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products eliminate many of the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other manufacturers of wood-alternative decking and railing products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

Seasonality

Our net sales, gross profit and income from operations have historically varied from quarter to quarter. Such variations are often attributable to seasonal trends in the demand for our products. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

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

Employees

At December 31, 2014, we had approximately 630 full-time employees, approximately 470 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

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

Executive Officers and Directors

The table below sets forth information concerning our executive officers and directors as of February 16, 2015.

Name	Age	Positions with Company
Ronald W. Kaplan	63	Chairman, President and Chief Executive Officer; Director
James E. Cline	63	Senior Vice President and Chief Financial Officer
William R. Gupp	55	Senior Vice President, General Counsel and Secretary
F. Timothy Reese	62	Senior Vice President, Operations
Christopher P. Gerhard	42	Vice President, Sales
Adam D. Zambanini	38	Vice President, Marketing
Michael F. Golden	60	Director
Jay M. Gratz	62	Director
Frank H. Merlotti, Jr.	64	Director, Lead Independent Director
Richard E. Posey	68	Director
Patricia B. Robinson	62	Director
Gerald Volas	60	Director

Ronald W. Kaplan has served as Chairman, President and Chief Executive Officer of the Company since May 2010. From January 2008 to May 2010, Mr. Kaplan served as a director and President and Chief Executive Officer of the Company. From February 2006 through December 2007, Mr. Kaplan served as Chief Executive Officer of Continental Global Group, Inc., a manufacturer of bulk material handling systems. For 26 years prior to this, Mr. Kaplan was employed by Harsco Corporation, an international industrial services and products company, at which he served in a number of capacities, including as Senior Vice President-Operations, and, from 1994 through 2005, as President of Harsco’s Gas Technologies Group, which manufactures containment and control equipment for the global gas industry. Mr. Kaplan received a B.A. degree in economics from Alfred University and a M.B.A. degree from the Wharton School of Business, University of Pennsylvania.

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

William R. Gupp has served as Senior Vice President, General Counsel and Secretary of the Company since August 2014. From October 2009 to August 2014, Mr. Gupp served as Chief Administrative Officer, General Counsel and Secretary, and from May 2001 to October 2009, Mr. Gupp served as Vice President and General Counsel. From March 1993 to May 2001, Mr. Gupp was employed by Harsco Corporation, an international industrial services and products company, most recently as Senior Counsel and Director-Corporate Development. From August 1985 to March 1993, Mr. Gupp was employed by the law firm of Harter, Secrest & Emery. Mr. Gupp received a B.S. degree in accounting from Syracuse University and a J.D. from the University of Pennsylvania Law School.

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

Michael F. Golden has served as a director of the Company since February 2013. Mr. Golden is retired. Mr. Golden served as President and Chief Executive Officer of Smith and Wesson Holding Corporation, a manufacturer of firearms and firearms-related products and accessories, from December 2004 until his retirement in September 2011, and currently serves as a director of such company. Mr. Golden was employed in various executive positions with the Kohler Company, which manufactures kitchen and bath plumbing fixtures, furniture, tile, engines, and generators, and operates resorts, from February 2002 until December 2004, with his most recent position being the President of its Cabinetry Division. Mr. Golden was the President of Sales for the Industrial/Construction Group of the Stanley Works Company, which manufactures tools and hardware, from 1999 until 2002; Vice President of Sales for Kohler’s North American Plumbing Group from 1996 until 1998; and Vice President, Sales and Marketing for a division of The Black & Decker Corporation, which manufactures tools and hardware, where he was employed from 1981 until 1996. Mr. Golden also serves on the Board of Directors of Quest Resources Holding Company. Mr. Golden received a B.S. degree in Marketing from Pennsylvania State University and a M.B.A. degree from Emory University.

Jay M. Gratz has served as a director of the Company since February 2007. Mr. Gratz has served as the Chief Financial Officer of VisTracks, Inc., an application enabling platform service provider, since March 2010, and a director of such company since April 2010. Mr. Gratz was a partner in Tatum LLC, a national executive services and consulting firm that focuses on the needs of the Office of the CFO between February 2010 and March 2010. From October 2007 through February 2010, Mr. Gratz was an independent consultant. From 1999 through October 2007, Mr. Gratz served as Executive Vice President and Chief Financial Officer of Ryerson Inc., a metals processor and distributor, and as President of Ryerson Coil Processing Division from November 2001 until October 2007. Mr. Gratz served as Vice President and Chief Financial Officer of Inland Steel Industries, a steel company, from 1994 through 1998, and served in various other positions, including Vice President of Finance, within that company since 1975. Mr. Gratz is a Certified Public Accountant. He received a B.A. degree in economics from State University of New York in Buffalo and a M.B.A. degree from Northwestern University Kellogg Graduate School of Management.

Frank H. Merlotti, Jr. has served as a director of the Company since February 2006 and as Lead Independent Director since April 2014. Mr. Merlotti is retired. Mr. Merlotti served as President of the Coalesse business unit of Steelcase, Inc., a manufacturer of office furniture and furniture systems, from October 2006 until his retirement in September 2013, and as President of Steelcase North America from September 2002 through September 2006. Mr. Merlotti served as President and Chief Executive Officer of G&T Industries, a manufacturer and distributor of fabricated foam and soft-surface materials for the marine, office furniture and commercial building industries, from August 1999 to September 2002. From 1991 through 1999, Mr. Merlotti served as President and Chief Executive Officer of Metropolitan Furniture Company, a Steelcase Design Partnership company. From 1985 through 1999, Mr. Merlotti served as General Manager of the Business Furniture Division of G&T Industries.

Richard E. Posey has served as a director of the company since May 2009. Mr. Posey is retired. He served as President and Chief Executive Officer of Moen Incorporated, a manufacturer of faucets, from January 2002 until his retirement in September 2007. Prior to joining Moen, Mr. Posey was President and Chief Executive Officer of Hamilton Beach / Proctor Silex, Inc., a manufacturer of small kitchen appliances, for five years. Mr. Posey began his career at S.C. Johnson & Son, a supplier of cleaning and other household products, where for 22 years he served in a series of increasingly responsible management positions, both overseas and in the U.S., culminating with Executive Vice President, Consumer Products, North America. Mr. Posey is a Founding Trustee, Virginia Commonwealth University School of Engineering Foundation. He received a B.A. degree in English from The University of Southern California and a M.B.A. degree from The University of Michigan.

Patricia B. Robinson has served as a director of the Company since November 2000. Ms. Robinson has been an independent consultant since 1999. From 1977 to 1998, Ms. Robinson served in a variety of positions with Mead Corporation, a forest products company, including President of Mead School and Office Products, Vice President of Corporate Strategy and Planning, President of Gilbert Paper, Plant Manager of a specialty machinery facility and Product Manager for new packaging product introductions. Ms. Robinson received a B.A. degree in economics from Duke University and a M.B.A. degree from the Darden School at the University of Virginia.

Gerald Volas has served as a director of the Company since March 2014. Mr. Volas has been employed by Masco Corporation, one of the world’s leading manufacturers of brand-name products for the home improvement and new home construction industries, in various positions of increasing responsibility since 1982. Since February 2005, he has served as a Group Executive responsible for almost all of Masco’s operating companies at one time or another. He currently is responsible for a number of Masco operating companies accounting for approximately 50% of Masco’s revenues in 2012. From April 2001 to February 2005, he served as President of Liberty Hardware, a Masco operating company, from January 1996 to April 2001, he served as a Group Controller supporting a variety of Masco operating companies, and from May 1982 to January 1996, he served in progressive financial roles including Vice President/Controller at BrassCraft Manufacturing Company, a Masco operating company. Mr. Volas is a Certified Public Accountant. He received a Bachelor of Business Administration degree from the University of Michigan.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing, trim and deck framing sales. Since wood-alternative products were introduced to the market in the early 1990’s, their market acceptance has increased, but during the past few years, the rate of conversion from purchasing wood products to purchasing wood-alternative products slowed. Our ability to grow will depend, in part, on our success in continuing to convert demand for wood products into a demand for wood-alternative Trex products. To increase our market share, we must overcome:

•	the consumer lack of awareness of the enhanced value of wood-alternative decking, railing, porches, fencing, trim and deck framing products in general and Trex brand products in particular;

•	the resistance of many consumers and contractors to change from well-established wood products;

•	the consumer lack of awareness that the greater initial expense of Trex products compared to wood is a one-time cost that is reduced over time as Trex products have a longer life span than wood;

•	the established relationships existing between suppliers of wood products and contractors and homebuilders;

•	actual and perceived quality issues with first generation wood-alternative products; and

•	the competition from other wood-alternative manufacturers.

We must also compete with a number of companies in the wood-alternative segment of the decking, railing, fencing and trim markets and with wood producers that currently have more production capacity than is required to meet the demand for such products. Our failure to compete successfully in such markets could have a material adverse effect on our ability to replace wood or increase the market share of wood-alternatives compared to wood. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new non-wood alternatives that are more competitive with Trex products.

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

We will be able to expand our net sales and to sustain and enhance profitable operations only if we succeed in maintaining the quality and performance of our products. If we should not be able to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance would negatively affect our profitability by impeding acceptance of our products in the marketplace and by leading to higher product replacement and consumer relations expenses. In recent periods, we have experienced significant warranty expenses related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by agreeing to settle a nationwide class action lawsuit which fixes our obligation in each claim to provide replacement product and provide a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases we have made to the warranty reserve and payments for related claims in recent years have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows should we make such increases and pay such claims.

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

A number of class action lawsuits based upon mold growth, color fading and color variation on our products have been brought against us, all of which have been settled. (See Part I, Item 3, Legal Proceedings, for a discussion of these lawsuits.) In the event future lawsuits are brought against us relating to alleged product quality issues, such lawsuits are a potential financial exposure to us and could cause adverse publicity, which in turn could result in a loss of consumer confidence in our products and also reduce our sales. Product quality claims could increase our expenses and have a material adverse effect on demand for our products and, consequently, reduce our net sales, net income and liquidity.

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

The production of our product requires substantial amounts of wood fiber and polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using waste wood fibers and scrap polyethylene. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials or from the failure to obtain sufficient additional raw materials to meet planned increases in production. Our ability to obtain adequate supplies of scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations.

We sell to certain customers that account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

A limited number of customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers each year accounted for approximately 86% of gross sales during fiscal year 2014, 89% during fiscal year 2013 and 90% during fiscal year 2012.

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

The dynamic nature of our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who, in turn, sell our products to local lumber yards. Because of the seasonal nature of the demand for decking, railing, deck framing, fencing and trim, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in our late first through third fiscal quarters. Accordingly, our results for the second and third fiscal quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases resulting from escalating raw materials costs, increases in the number of competitive producers and in the production capacity of those competitors, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures, and the cost and availability of credit.

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

We depend on third parties for transportation services and the lack of availability of transportation and/or increases in cost could materially adversely affect our business and operations.

Our business depends on the transportation of both finished goods to our distributors and the transportation of raw materials to us. We rely on third parties for transportation of these items. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel.

If the required supply of transportation services is unavailable when needed, we may be unable to sell our products at full value, or at all. Similarly, if any of these providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operation. In addition, a material increase in transportation rates or fuel surcharges could materially adversely affect our profitability.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is correlated to changes in the health of the economy in general, and the level of activity in home improvements and, to a much lesser extent, new home construction. These levels of activity, in turn, are affected by such factors as home equity values, credit availability, consumer confidence and spending habits, employment, interest rates, inflation and general economic conditions. Market conditions in the housing industry slowed significantly in recent years, particularly in new home construction. Home equity values in many markets that decreased significantly during those time periods have only begun to recover. This devaluation in home equity values has adversely affected the availability of home equity withdrawals, which have resulted in decreased home improvement spending. We cannot predict when the economy, the home remodeling and new home construction environments will fully recover or if the current recovery will continue. Any continued economic downturn could reduce consumer income or equity capital available for spending on discretionary items such as decking, railing, porches, fencing and trim, which could adversely affect the demand for our products.

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

At December 31, 2014, we had $98.7 million of net property, plant and equipment, $6.8 million of which relates to assets located at our Olive Branch, Mississippi manufacturing facility that was shut down in September 2007. In addition, each year we make significant capital investments to improve or expand our manufacturing capabilities. These improvements sometimes involve the implementation of new technology and replacement of existing equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. Significant replacement of equipment or changes in the expected cash flows related to our assets could result in reduced earnings in future periods.

Our level of indebtedness, and ability to continue to obtain financing on favorable terms, could adversely affect our financial health and ability to compete.

As of December 31, 2014, we had no outstanding indebtedness. At certain periods during the year, we borrowed significant amounts on our senior secured credit facility for working capital purposes, and it is foreseeable that we will need to borrow on the facility in 2015 for similar purposes. In addition, we may borrow money in the event we elect to pursue an acquisition or other transactions. Accordingly, our future level of indebtedness could have important consequences. For example, it may:

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

Our ability to make future principal and interest payments, borrow and repay amounts under our revolving credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate sufficient cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default. To remain in compliance with our credit facility, we must maintain specified financial ratios based on our levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 32,000 square feet of office space, under a lease that expires in March 2020. In 2005, in anticipation of relocating our corporate headquarters, we entered into an agreement to lease 55,047 square feet of office space in Dulles, Virginia. The lease expires in mid-2019. Subsequently, we reconsidered our decision to relocate our corporate headquarters and decided not to move. We have executed subleases for 24,732 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 12 to our consolidated financial statements appearing elsewhere in this report.

We own approximately 66 contiguous acres of land in Winchester, Virginia and the buildings on this land. The site includes our research and development technical facility and manufacturing facilities, which contain approximately 465,000 square feet of space. We own approximately 37 acres of land in Fernley, Nevada and the buildings on this land. The site includes our manufacturing facility, which contains approximately 240,000 square feet of space, and outside open storage. We own approximately 102 acres of land in Olive Branch, Mississippi and the buildings on this land. The site contains four buildings with approximately 200,000 square feet for manufacturing and raw material handling operations. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. Our facilities provide adequate capacity for current and anticipated future consumer demand.

We lease a total of approximately one million square feet of warehouse space under leases with expiration dates ranging from 2015 to 2025. For information about these leases, see Note 9 to our consolidated financial statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2014, we spent a total of $13.0 million on capital expenditures, primarily related to new poly processing lines and upgrades to our existing production lines to support the manufacture of our high-performance products. We estimate that our capital expenditures in 2015 will be in approximately $20 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

Item 3.	Legal Proceedings

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed all cash payments and rebate certificates under the settlement. Claimants who were denied relief could appeal Trex’s decision, and the deadline for appeals has now passed. The Company believes that payments to consumers for all relief under the settlement will not exceed approximately $1.0 million. In addition to such amount, the Company previously paid $1.8 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange, or NYSE, since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2014 and 2013 as reported by the New York Stock Exchange. All common stock share and per share data in the table below are presented on a post-split basis to reflect the two-for-one stock split of our common stock distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

2014	High	Low
First Quarter	$43.43	$31.05
Second Quarter	40.51	28.26
Third Quarter	39.49	25.14
Fourth Quarter	44.82	31.08

2013	High	Low
First Quarter	$25.75	$19.05
Second Quarter	29.02	22.62
Third Quarter	26.06	20.63
Fourth Quarter	41.52	23.13

Dividend Policy

We have never paid cash dividends on our common stock and our credit agreement places limitations on our ability to pay cash dividends. We intend to retain future earnings to finance the development and expansion of our business and, therefore, have no current intention to pay cash dividends. However, we reconsider our dividend policy on a regular basis and may determine to pay dividends in the future.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on Trex Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index. The graph assumes $100 was invested on December 31, 2009 in (1) Trex Company common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products Index, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2010, 2011, 2012, 2013 and 2014.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Trex Company	$100.00	$122.24	$116.84	$189.90	$405.71	$434.49
Russell 2000	$100.00	$126.85	$121.55	$141.42	$196.32	$205.92
S&P 600 BPI	$100.00	$113.57	$106.72	$138.59	$202.05	$201.56

Other Stockholder Matters

As of February 10, 2015, there were approximately 186 holders of record of our common stock.

In 2014, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2014, 2013, 2012, 2011 and 2010 and for each of the years in the five-year period ended December 31, 2014.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2014	2013 (2)	2012 (3)	2011 (4)	2010 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$391,660	$342,511	$307,354	$266,789	$317,690
Cost of sales	251,464	243,893	222,772	203,998	244,875

Gross profit	140,196	98,618	84,582	62,791	72,815
Selling, general and administrative expenses	72,370	73,967	71,907	60,620	67,764

Income from operations	67,826	24,651	12,675	2,171	5,051
Interest expense, net	878	602	8,946	16,364	15,288

Income (loss) before income taxes	66,948	24,049	3,729	(14,193)	(10,237)
Provision (benefit) for income taxes	25,427	(10,549)	1,009	(2,605)	(171)

Net income (loss)	$41,521	$34,598	$2,720	$(11,588)	$(10,066)

Basic earnings (loss) per share	$1.28	$1.03	$0.08	$(0.38)	$(0.33)

Basic weighted average shares outstanding	32,319,649	33,589,682	32,247,184	30,776,912	30,374,056

Diluted earnings (loss) per share	$1.27	$1.01	$0.08	$(0.38)	$(0.33)

Diluted weighted average shares outstanding	32,751,074	34,273,502	34,129,712	30,776,912	30,374,056

Cash Flow Data:
Cash provided by operating activities	$58,642	$45,208	$60,443	$33,847	$18,994
Cash used in investing activities	(12,873)	(12,697)	(7,484)	(9,367)	(9,773)
Cash used in financing activities	(39,997)	(30,898)	(55,326)	(47,224)	(1,465)
Other Data (unaudited):
EBITDA (6)	$82,653	$40,597	$29,149	$20,589	$24,666
Balance Sheet Data:
Cash and cash equivalents and restricted cash	$9,544	$3,772	$2,159	$41,526	$27,270
Working capital	35,787	28,994	10,158	(18,574)	66,057
Total assets	195,824	188,157	168,615	228,090	247,815
Total debt (including derivatives)	—	—	5,000	86,425	85,095
Total stockholder’s equity	$113,385	$106,616	$93,986	$92,499	$102,922

(1)	All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one stock split of our common stock distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.
(2)	Year ended December 31, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve and a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance.

(3)	Year ended December 31, 2012 was materially affected by a pre-tax increase of $21.5 million to the warranty reserve.
(4)	Year ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve and a $2.6 million income tax benefit as a result of the settlement of uncertain tax positions.
(5)	Year ended December 31, 2010 was materially affected by a pre-tax increase of $15.0 million to the warranty reserve and $3.9 million for minimum purchase penalties.
(6)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income (loss)	$41,521	$34,598	$2,720	$(11,588)	$(10,066)
Plus interest expense, net	878	602	8,946	16,364	15,288
Plus income tax provision (benefit)	25,427	(10,549)	1,009	(2,605)	(171)
Plus depreciation and amortization	14,827	15,946	16,474	18,418	19,615

EBITDA	$82,653	$40,597	$29,149	$20,589	$24,666

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®;

•	Three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing;

•	One porch product, Trex Transcend Porch Flooring and Railing System;

•	One steel deck framing system, Trex Elevations®;

•	One fencing product, Trex Seclusions®;

•	Two outdoor lighting systems, Trex DeckLighting™ and Trex Landscape Lighting™; and,

•	One cellular PVC outdoor trim product, TrexTrim™.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the fourth quarter and full year 2014 include:

•

Increase in net sales of 16% in the fourth quarter of 2014 and 14% in the full year of 2014 compared to the respective periods in 2013. Net sales in the full year 2014 were the highest net sales in any year of our history.

•	Positive cash flow from operations and no outstanding indebtedness at end of the year.

•	Repurchase of $50 million of our outstanding common stock during the full year 2014.

•	Two-for-one stock split of our common stock in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

•	Amendment and restatement of our revolving credit facility agreement, providing expanded availability, more favorable borrowing rates, less financial covenants and a maturity of November 2019.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, often due to seasonal trends in the demand for our products. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

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

We launched our early buy program for the 2015 decking season in December 2014. The timing and terms of the 2015 program are generally consistent with the timing and terms of the 2014 program launched in December 2013. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. We generally do not extend the payment terms beyond those offered in the program. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. Refer to the liquidity and capital resources section for further discussion of significant impacts on our receivables and inventory levels.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, scrap polyethylene and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

A number of factors make estimates of the number of claims to be received inherently uncertain. We believe that production of the suspect material was confined to material produced from our Nevada facility prior to 2007, but are unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. Furthermore, the aforementioned 2009 class action settlement and communications made by us in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced led to increased claims volume and disrupted the claims data and settlement patterns. Lastly, we are not aware of any analogous industry data that might be referenced in predicting future claims to be received. The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and has declined each year thereafter.

The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement. Although the cost per claim does vary, it is less volatile and more predictable than the number of claims to be settled with payment, which is inherently uncertain. The cost per claim declined from 2007 through 2009 but has increased each year thereafter.

We monitor surface flaking claims activity each quarter for indications that our estimate of the number of claims expected requires revision. Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of our fiscal year.

During the third quarter of 2013, the number of claims received was significantly greater than our prior estimates. We believe that this unexpected increase in claims was due primarily to a response to communications made by us in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in our products and alleged misrepresentations relating to mold growth. We believe that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. Due to the unfavorable claims experience during the three months ended September 30, 2013, we revised our estimate of the number of remaining future claims and recorded a $20 million increase to the warranty reserve.

During 2014, the number of claims received was lower than our expectations, while the average cost per claim was higher than our expectations for 2014. Based on claims activity experienced during the current year, we revised our assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to our reserve, which as of December 31, 2014, we believe is sufficient to cover future surface flaking obligations. The increase in the amount paid to settle surface flaking claims in 2014, as compared to 2013, was primarily a result of the large number of claims received during the second half of 2013, as described above.

Our analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flow. We estimate that the number of claims received will decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.1 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Year Ended December 31,
	2014	2013	2012
Claims unresolved, beginning of period	4,249	4,073	4,878
Claims received (1)	3,212	4,256	4,807
Claims resolved (2)	(4,589)	(4,080)	(5,612)

Claims unresolved, end of period	2,872	4,249	4,073

Average cost per claim (3)	$2,287	$2,269	$2,098

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

For additional information about product warranties, see Notes 2 and 12 to the consolidated financial statements appearing elsewhere in this report.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease obligates us to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2014, we have executed subleases for 24,732 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. We estimate that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under our lease and have recorded a liability for the expected shortfall. We recorded a $1.1 million charge in 2013 after a subtenant defaulted on its sublease and vacated the space. During 2014, we recorded $1.5 million in charges due to downward revisions of our estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014.

To estimate future sublease receipts, we have assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates and that existing vacancies will be filled within one year. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, market conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

Income Taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. We assess the likelihood that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

At December 31, 2013, we determined that we more likely than not will realize most of our deferred tax assets and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits we estimate will expire before they are realized. As of December 31, 2014, we continue to have a valuation allowance of $4.5 million against these deferred tax assets. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

Stock-Based Compensation. The fair value of each stock-based award to officers, directors and certain key employees is established on the date of the grant. We calculate the grant date fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Determining the fair value of these awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of our shares and forfeiture rates of the awards. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

We grant performance-based restricted stock, the vesting of which is subject to holder’s continuing employment and our achievement of certain performance measures. At each reporting period, we assess actual performance versus the predetermined performance measures, and adjust the stock-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods.

Inventories. We account for inventories at the lower of cost (last-in, first-out, or “LIFO”) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2014, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $25.3 million.

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the years ended December 31, 2014 compared to December 31, 2013 and December 31, 2013 compared to December 31, 2012.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Net sales	$391,660	$342,511	$49,149	14.3%

The increase in net sales in 2014 compared to 2013 was due primarily to a 16.4% increase in sales volumes, partially offset by a 2.1% decrease in the average price per unit. We attribute the increase in sales volumes in 2014 compared to 2013 primarily to stronger demand from existing dealers and additions to our distribution network in late 2013. The decrease in average price per unit in 2014 was primarily due to our revamped pricing strategy implemented in the fourth quarter of 2013. The pricing strategy provides a more optimal pricing position for our high-performance products in the marketplace.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Cost of sales	$251,464	$243,893	$7,571	3.1%
% of net sales	64.2%	71.2%
Gross profit	$140,196	$98,618	$41,578	42.2%
Gross margin	35.8%	28.8%

Gross profit in 2013 was adversely affected by $21.5 million of non-operating charges, which were comprised of a $20.0 million charge to increase the previously established surface flaking warranty reserve and a $1.5 million charge related to market share expansion and a reset of prices for certain products as we transitioned our remaining products to the next generation product offering. Excluding the aforementioned charges in 2013, gross profit increased to $140.2 million in 2014 compared to $120.1 million in 2013. Excluding the aforementioned charges in 2013, gross profit as a percentage of net sales, gross margin, increased by 90 basis points to 35.8% from 34.9% in 2013. Key drivers to the favorable underlying gross margin for 2014 include manufacturing efficiencies, cost-reduction initiatives and higher capacity utilization, partially offset by the aforementioned revamped pricing strategy.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Selling, general and administrative expenses	$72,370	$73,967	$(1,597)	(2.2%)
% of net sales	18.5%	21.6%

The decrease in selling, general and administrative expenses in 2014 compared to 2013 was attributable to various factors including:

•	a $1.7 million reduction in costs related to the mold growth class action lawsuit that was settled in December 2013;

•	a $0.6 million decrease in personnel-related expenses primarily attributable to decreased incentive compensation;

•	partially offset by a $0.6 million one-time charge for expenses and breakage fees related to a terminated transaction.

As a percentage of net sales, total selling, general and administrative expenses decreased to 18.5% in 2014 from 21.6% in 2013.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Interest expense	$878	$602	$276	45.8%
% of net sales	0.2%	0.2%

The increase in interest expense was driven by higher debt balances under the revolving credit facility during 2014 compared to 2013 primarily to facilitate repurchases of our common stock. As a percentage of net sales, interest expense was 0.2% in both 2014 and 2013.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Provision (benefit) for income taxes	$25,427	$(10,549)	$35,976	[NM	]
Effective tax rate	38.0%	(43.9)%

[NM]	Not meaningful information.

During 2014, our income tax expense consisted of statutory federal and state taxes, permanent book to tax differences, federal tax credits, other miscellaneous tax items and an increase to the valuation allowance on our deferred tax asset. During 2013, our income tax benefit consisted of a reduction of a substantial portion of our valuation allowance on our deferred tax asset as well as statutory federal and state taxes, permanent book to tax differences, federal tax credits, and other miscellaneous tax items.

Our effective tax rate in 2013 was substantially different than the statutory rate due to the effect of the valuation allowance we maintained against our net deferred tax assets. During 2013, we realized $9.1 million of deferred tax assets previously reserved under a valuation allowance. Additionally, as a result of all positive and negative evidence available as of December 31, 2013, we determined that we would realize the majority of our remaining deferred tax asset and, as a result, reversed a significant portion of the valuation allowance resulting in a tax benefit of $10.9 million.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Sales

	Year Ended December 31,		$ Change	% Change
	2013	2012
	(dollars in thousands)
Net sales	$342,511	$307,354	$35,157	11.4%

The increase in net sales in 2013 compared to 2012 was due primarily to an 8% increase in sales volume and a 3% increase in the average price per unit. We attribute the increase in sales volumes in 2013 compared to 2012 to the execution of growth strategies including increased market share from additions to our distribution network, the introduction of new product lines and a revised pricing strategy. The increase in average price per unit in 2013 was primarily driven by sales mix including an increased attachment rate on railing products.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2013	2012
	(dollars in thousands)
Cost of sales	$243,893	$222,772	$21,121	9.5%
% of net sales	71.2%	72.5%
Gross profit	$98,618	$84,582	$14,036	16.6%
Gross margin	28.8%	27.5%

Gross profit in 2013 and 2012 was adversely affected by $21.5 million and $21.5 million of non-operating charges, respectively. We recognized $20.0 million and $21.5 million of charges to increase the previously established warranty reserve in 2013 and 2012, respectively. In addition, in 2013, we recognized a $1.5 million charge related to market share expansion and a reset of prices for certain products as we transitioned our remaining products to the next generation product offering. Excluding the aforementioned charges in both 2013 and 2012, gross profit increased to $120.1 million in 2013 compared to $106.1 in 2012. Excluding the aforementioned charges in both 2013 and 2012, gross profit as a percentage of net sales, gross margin, increased by 40 basis points to 34.9% from 34.5% in 2012. The 2012 gross margin reflected $4.5 million of LIFO inventory liquidation income. The 2013 underlying gross margin at 34.9% was 185 basis points higher than 2012 excluding the LIFO inventory liquidation income. Key drivers to the favorable underlying gross margin for 2013 include lower sales related items, increased capacity utilization rates and continued manufacturing efficiencies.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2013	2012
	(dollars in thousands)
Selling, general and administrative expenses	$73,967	$71,907	$2,060	2.9%
% of net sales	21.6%	23.4%

The increase in selling, general and administrative expenses in 2013 compared to 2012 was attributable to various factors including a $1.2 million decrease in the benefits recognized from reductions in the provision for future contingent payments associated with the 2011 Iron Deck acquisition and a $0.9 million increase in legal and claims servicing costs primarily resulting from the mold growth class action lawsuit that was settled in December 2013 and related public and homeowner communications. As a percentage of net sales, total selling, general and administrative expenses decreased to 21.6% in 2013 from 23.4% to 2012.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2013	2012
	(dollars in thousands)
Interest expense	$602	$8,946	$(8,344)	(93.3%)
% of net sales	0.2%	2.9%

The decrease in interest expense in 2013 compared to 2012 resulted from carrying lower debt levels at lower interest rates during 2013 compared to 2012. This was primarily driven by the repayment of the $91.9 million principal balance on the 6.0% convertible notes on July 2, 2012. As a percentage of net sales, interest expense decreased to 0.2% in 2013 from 2.9% in 2012.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2013	2012
	(dollars in thousands)
Provision (benefit) for income taxes	$(10,549)	$1,009	$(11,558)	[NM	]
Effective tax rate	(43.9)%	27.1%

[NM]	Not meaningful information.

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

Our effective tax rate for both years was substantially different than the statutory rate due to the effect of the valuation allowance we maintained against our net deferred tax assets. During the three months ended December 31, 2013, we determined it to be more likely than not that we will realize most of our deferred tax assets. During 2013, we recorded a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of our decision to exit a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under the credit facility and other loans, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$58,642	$45,208	$60,443
Net cash used in investing activities	$(12,873)	$(12,697)	$(7,484)
Net cash used in financing activities	$(39,997)	$(30,898)	$(55,326)

Net increase (decrease) in cash and cash equivalents	$5,772	$1,613	$(2,367)

Operating Activities

Net cash provided by operating activities increased $13.4 million in 2014 compared to 2013. The year-over-year increase was primarily driven by favorable cash flows relating to accounts receivable and increased net sales and earnings in 2014, partially offset by significantly higher income taxes paid in 2014 compared to 2013. Net sales and associated cash collections increased primarily due to additions to our distribution network and a revised pricing strategy in late 2013 and a stronger demand from existing dealers during 2014. The increased payments for income taxes during 2014 resulted from increased taxable income that exceeds available net operating loss carryforwards.

Accounts receivable balances decreased slightly to $36.4 million at December 31, 2014 compared to $37.3 million at December 31, 2013. Substantially all of the accounts receivable balances at December 31, 2014 were subject to the terms of our early buy program. We expect to collect all outstanding accounts receivable balances by May 2015.

Net cash provided by operating activities decreased $15.2 million in 2013 compared to 2012. The year-over-year reduction in cash provided by operating activities was primarily driven by increased inventory and accounts receivable balances, partially offset by an increase in net sales and earnings during 2013 compared to 2012. The increase in inventory balances at December 31, 2013 was to support conversion to our next generation product offerings and additions to our distribution network.

Accounts receivable balances increased to $37.3 million at December 31, 2013 compared to $26.5 million at December 31, 2012 due to increased sales in late 2013 primarily driven by additions to our distribution network, an increase in demand for our products and a revised pricing strategy. Substantially all of the accounts receivable balances at December 31, 2013 were subject to the terms of our early buy program. We collected all outstanding accounts receivable balances by May 2014.

Investing Activities

Net cash used in investing activities increased $0.2 million in 2014 compared to 2013. Capital expenditures in 2014 totaled $13.0 million related to new poly processing lines and upgrades to existing production lines to support the manufacture of our high-performance products.

Net cash used in investing activities increased $5.2 million in 2013 compared to 2012. The increase was primarily attributable to an increase in capital expenditures in 2013 compared to 2012 due to a focus on new product launches and manufacturing efficiencies. Capital expenditures in 2013 consisted primarily of manufacturing equipment for process and productivity improvements, including upgrading lines to produce new products.

Financing Activities

Net cash used in financing activities increased $9.1 million in 2014 compared to 2013. The increase was due primarily to an increase in repurchases of our outstanding common stock under stock repurchase programs authorized by the Board of Directors. During 2014, we repurchased $50.0 million of our outstanding common stock using cash on hand and borrowings from our revolving credit facility. During 2013, we used cash on hand to repurchase $25.0 million of our outstanding common stock. Cash flow in 2014 was favorably affected by $12.9 million of excess tax benefits related to stock-based awards compared to $1.5 million in 2013.

Net cash used in financing activities decreased $24.4 million in 2013 compared to 2012. The improvement in 2013 was due to the fact that, in 2012, we used cash on hand and $37.0 million of restricted cash to fully repay the $91.9 million principal balance on our convertibles notes. In 2013, we used cash on hand to repurchase $25.0 million of our common stock.

Stock Repurchase Programs. On October 24, 2013, our Board of Directors authorized a common stock repurchase program, expiring on February 10, 2014, of up to $30 million of our outstanding common stock (the “October 2013 Stock Repurchase Program”). We made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, our Board of Directors authorized a common stock repurchase program of up to $50 million of our outstanding common stock (the “February 2014 Stock Repurchase Program”). This authorization had no expiration date. During the three months ended June 30, 2014, we repurchased 1,657,919 shares for $50.0 million at an average price of $30.16 per share, which completed the authorization under the February 2014 Stock Repurchase Program. The share and per share data for the repurchases are reflective of the two-for-one stock split distributed on May 7, 2014.

On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to two million shares of our outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date. As of December 31, 2014, no repurchases have been made under the October 2014 Stock Repurchase Program

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 3,700 dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and favorable payment terms. In addition, from time to time, we may offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. Our sales in the fourth quarter of 2014 were higher than our sales in the fourth quarter of 2013. We believe that distributor inventory levels at December 31, 2014 are comparable to distributor inventory levels at December 31, 2013. Significant increases in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and regularly monitor the adequacy of the warranty reserve. During the year ended December 31, 2014, we paid approximately $8.9 million to settle claims against the warranty reserve, which had a material adverse effect on cash flow from operations. We estimate that the number of claims received will decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Indebtedness. On November 20, 2014, we entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with Branch Banking and Trust Company (“BB&T”), as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. and Bank of America, N.A., each as a Lender, and BB&T Capital Markets, as Lead Arranger. The Second Amended Credit Agreement amended and restated the Amended and Restated Credit Agreement dated as of January 6, 2012 by and among us, as borrower; BB&T as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and Collateral Agent; and BB&T Capital Markets, as Lead Arranger, and as further amended (the “Prior Credit Agreement”). Under the Prior Credit Agreement, BB&T and Wells Fargo provided us with one or more revolving loans in a collective maximum principal amount of $100 million. The Second Amended Credit Agreement terminated the Revolver Notes and Swing Advance Note under the Prior Credit Agreement. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

The Second Amended Credit Agreement provides us with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, reducing to a maximum principal amount of $100 million from July 1 through December 31 of each year (the “Revolving Loan Limit”) throughout the term, which ends November 20, 2019.

Included within the Revolving Loan Limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing advances in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolver Loans, the Letter of Credit Facility and the Swing Advance loans are for the purpose of raising working capital and supporting general business operations. We are not obligated to borrow any amount under the Revolving Loan Limit. Additionally, within the Revolving Loan Limit, we may borrow, repay, and reborrow, at any time or from time to time while the Revolving Loans are in effect.

Base Rate Advances (as defined in the Second Amended Credit Agreement) under the Revolver Loans and the Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement) and Euro-dollar Advances for the Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on November 20, 2019.

We shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) one business day after the payment under such Letter of Credit by BB&T.

The Second Amended Credit Agreement is secured by interest in real property owned by us and certain collateral (as described in the Second Amended and Restated Security Agreement and Intellectual Property Security Agreement).

At December 31, 2014, we had no outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $100 million.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Second Amended Credit Agreement, we are required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in Second Amended Credit Agreement at December 31, 2014. Under the Second Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is not permitted to be less than 1.5 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended September 30, 2014.

(b)	Consolidated Debt to Consolidated EBITDA Ratio. The Consolidated Debt to Consolidated EBITDA Ratio is not permitted to exceed 3.00 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date).

Failure to comply with the financial covenants in our Second Amended Credit Agreement could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under our Second Amended Credit Agreement.

At December 31, 2014, we had no outstanding indebtedness, and the interest rate on the revolving credit facility was 1.3%.

Contractual Obligations. The following tables show, as of December 31, 2014, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase commitments (1)	44,494	25,471	18,975	48	—
Operating leases	38,118	6,753	16,168	7,474	7,723

Total contractual cash obligations	$82,612	$32,224	$35,143	$7,522	$7,723

(1)	Purchase commitments represent supply contracts with third-party manufacturers and raw material vendors. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $13.0 million in 2014, $13.1 million in 2013 and $7.6 million in 2012, primarily related to new products and to make process and productivity improvements. We currently estimate that capital expenditures in 2015 will be approximately $20 million. Capital expenditures in 2015 are expected to be used primarily to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 2. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At

December 31, 2014, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity based on balances outstanding at December 31, 2014.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2014.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-26 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2014, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 24, 2015	By:	/s/ RONALD W. KAPLAN
Ronald W. Kaplan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

February 24, 2015	By:	/s/ JAMES E. CLINE
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

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Trex Company, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 24, 2015

Item 9B.	Other Information

On February 18, 2015, the Board of Directors approved an amendment to the Amended and Restated 1999 Incentive Plan for Outside Directors (the “Outside Directors Plan”). Prior to such amendment, the Outside Directors Plan provided for the grant of stock appreciation rights (“SARS”) or options to new directors in the amount of $55,000, an annual grant to directors of restricted stock in the amount of $55,000, and it permitted directors to elect to receive all or any portion of their annual board and committee fees in the form of 50% SARs or options and 50% restricted stock. As a result of the amendment, the Nominating and Corporate Governance Committee will now determine, prior to any grant of equity, whether such grant shall be in the form of options, SARs or Restricted Stock, or any combination thereof.

The foregoing description of the amendment to the Outside Directors Plan is qualified in its entirety by reference to the full text of Outside Directors Plan, which is filed as Exhibit 10.3 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See “Executive Officers and Directors” in Part I, Item 1 of this report for the information about our executive officers, which is incorporated by response in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2015 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2014 fiscal year-end.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.3	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.4	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.5	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.6	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.9	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.11	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.12	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.14	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.15	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.16	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.18	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.19	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.20	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

4.21	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement Dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference.

4.22	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.23	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.24	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.25	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.26	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.27	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.28	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.29	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.30	Intellectual Property Security Agreement, dated November 20, 2014, by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended and Restated Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith. **

Exhibit Number	Exhibit Description
10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.8	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.9	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.10	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.11	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference. **

10.12	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.13	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.14	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.15	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **
10.16	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.18	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.21	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.22	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.23	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-27

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Richmond, Virginia

February 24, 2015

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,544	$3,772
Accounts receivable, net	36,391	37,338
Inventories	23,747	22,428
Prepaid expenses and other assets	6,288	3,145
Deferred income taxes	9,271	9,497

Total current assets	85,241	76,180
Property, plant and equipment, net	98,716	100,783
Goodwill and other intangibles	10,534	10,542
Other assets	1,333	652

Total Assets	$195,824	$188,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$20,050	$14,891
Accrued expenses	20,660	23,295
Accrued warranty	8,744	9,000

Total current liabilities	49,454	47,186
Deferred income taxes	3,708	360
Non-current accrued warranty	25,097	31,812
Other long-term liabilities	4,180	2,183

Total Liabilities	82,439	81,541

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,800,552 and 34,598,124 shares issued and 32,020,123 and 33,475,614 shares outstanding at December 31, 2014 and 2013, respectively	348	346
Additional paid-in capital	116,740	101,494
Retained earnings	71,297	29,776
Treasury stock, at cost, 2,780,429 and 1,122,510 shares at December 31, 2014 and 2013, respectively	(75,000)	(25,000)

Total Stockholders’ Equity	113,385	106,616

Total Liabilities and Stockholders’ Equity	$195,824	$188,157

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Net sales	$391,660	$342,511	$307,354
Cost of sales	251,464	243,893	222,772

Gross profit	140,196	98,618	84,582
Selling, general and administrative expenses	72,370	73,967	71,907

Income from operations	67,826	24,651	12,675
Interest expense, net	878	602	8,946

Income before income taxes	66,948	24,049	3,729
Provision (benefit) for income taxes	25,427	(10,549)	1,009

Net income	$41,521	$34,598	$2,720

Basic earnings per common share	$1.28	$1.03	$0.08

Basic weighted average common shares outstanding	32,319,649	33,589,682	32,247,184

Diluted earnings per common share	$1.27	$1.01	$0.08

Diluted weighted average common shares outstanding	32,751,074	34,273,502	34,129,712

Comprehensive income	$41,521	$34,598	$2,720

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2011	31,204,264	$329	$99,712	$(7,542)	—	$—	$92,499
Net income	—	—	—	2,720	—	—	2,720
Employee stock purchase and option plans	469,104	2	820	—	—	—	822
Shares withheld for taxes on share-based payment awards	(74,302)	1	(5,525)	—	—	—	(5,524)
Stock-based compensation	298,430	—	3,469	—	—	—	3,469
Common stock issued upon conversion of notes	2,123,490	11	(11)	—	—	—	—

Balance, December 31, 2012	34,020,986	343	98,465	(4,822)	—	—	93,986
Net income	—	—	—	34,598	—	—	34,598
Employee stock purchase and option plans	542,670	3	4,029	—	—	—	4,032
Shares withheld for taxes on share-based payment awards	(58,730)	—	(6,277)	—	—	—	(6,277)
Stock-based compensation	93,198	—	3,811	—	—	—	3,811
Excess tax benefits from stock compensation	—	—	1,466	—	—	—	1,466
Shares repurchased under our publicly announced share repurchase programs	(1,122,510)	—	—	—	1,122,510	(25,000)	(25,000)

Balance, December 31, 2013	33,475,614	346	101,494	29,776	1,122,510	(25,000)	106,616
Net income	—	—	—	41,521	—	—	41,521
Employee stock purchase and option plans	133,133	1	746	—	—	—	747
Shares withheld for taxes on share-based payment awards	(36,610)	—	(3,189)	—	—	—	(3,189)
Stock-based compensation	105,905	1	4,806	—	—	—	4,807
Excess tax benefits from stock compensation	—	—	12,883	—	—	—	12,883
Shares repurchased under our publicly announced share repurchase programs	(1,657,919)	—	—	—	1,657,919	(50,000)	(50,000)

Balance, December 31, 2014	32,020,123	$348	$116,740	$71,297	2,780,429	$(75,000)	$113,385

See accompanying notes to financial statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities
Net income	$41,521	$34,598	$2,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,204	16,255	17,009
Debt discount amortization	—	—	5,450
Deferred income taxes	3,574	(12,698)	618
Stock-based compensation	4,807	3,811	3,469
Loss on disposal of property, plant and equipment	158	587	1,909
Excess tax benefits from stock compensation	(12,898)	(1,466)	—
Other non-cash adjustments	(245)	(337)	(314)
Changes in operating assets and liabilities:
Accounts receivable	867	(10,844)	2,660
Inventories	(1,319)	(4,907)	11,376
Prepaid expenses and other assets	(624)	(213)	(405)
Accounts payable	5,159	3,731	(731)
Accrued expenses and other liabilities	(7,535)	15,173	16,784
Income taxes receivable/payable	9,973	1,518	(102)

Net cash provided by operating activities	58,642	45,208	60,443

Investing Activities
Expenditures for property, plant and equipment	(12,974)	(13,060)	(7,593)
Proceeds from sales of property, plant and equipment	66	176	3
Purchase of acquired company, net of cash acquired	(44)	—	(11)
Notes receivable, net	79	187	117

Net cash used in investing activities	(12,873)	(12,697)	(7,484)

Financing Activities
Financing costs	(453)	(119)	(750)
Restricted cash	—	—	37,000
Borrowings under line of credit	143,000	74,500	93,700
Principal payments under line of credit	(143,000)	(79,500)	(88,700)
Principal payments under mortgages and notes	—	—	(91,875)
Repurchases of common stock	(53,189)	(31,277)	(5,522)
Proceeds from employee stock purchase and option plans	747	4,032	821
Excess tax benefits from stock compensation	12,898	1,466	—

Net cash used in financing activities	(39,997)	(30,898)	(55,326)

Net increase (decrease) in cash and cash equivalents	5,772	1,613	(2,367)
Cash and cash equivalents at beginning of year	3,772	2,159	4,526

Cash and cash equivalents at end of year	$9,544	$3,772	$2,159

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$520	$348	$5,792
Cash paid for income taxes, net	$11,919	$672	$590

See accompanying notes to financial statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiary, the “Company”), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. A majority of its products are manufactured in a proprietary process that combines waste wood fibers and scrap polyethylene. The Company operates in one business segment.

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

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (“Denplax”), a joint venture with a Spanish Company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The joint venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2014.

Stock Split

In February 2014, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying consolidated financial statements and related notes are presented on a post-split basis. Additionally, on April 30, 2014, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 80 million shares.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2014, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

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

In the years ended December 31, 2014, 2013 and 2012, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2014, one customer of the Company represented approximately 24% of the Company’s net sales. For the year ended December 31, 2013, one customer of the Company represented approximately 28% of the Company’s net sales. For the year ended December 31, 2012, two customers of the Company represented approximately 26% and 10% of the Company’s net sales. As of December 31, 2014, three customers represented 28%, 13%, and 11%, respectively, of the Company’s accounts receivable balance.

Approximately 38%, 44%, and 40% of the Company’s raw materials purchases for the years ended December 31, 2014, 2013 and 2012, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or “LIFO” method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company has not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2014, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $25.3 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

A majority of the Company’s products are made in a proprietary process that combines waste wood fibers and scrap polyethylene. The Company grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the “reclaimed” material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the costs of the raw material components of the material.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	40 years
Machinery and equipment	3-11 years
Furniture and equipment	10 years
Forklifts and tractors	5 years
Computer equipment and software	3-5 years

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2014, the Company has executed subleases for 24,732 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. The Company recorded a $1.1 million charge in 2013 after a subtenant defaulted on its sublease and vacated the space. During 2014, the Company recorded $1.5 million in charges due to downward revisions of its estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014.

To estimate future sublease receipts, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates and that existing vacancies will be filled within one year. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, market conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

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

For the years ended December 31, 2014, 2013 and 2012, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2014, the Company had goodwill of $10.5 million that is subject to at least annual review of impairment.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date of the award based on the fair value. For stock options, stock appreciation rights and time-based restricted stock, stock-based compensation is recognized on a straight line basis over the vesting periods of the award, net of an estimated forfeiture rate. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of predetermined performance measures. Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

At December 31, 2013, the Company determined that it more likely than not will realize most of its deferred tax assets and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits it estimates will expire before they are realized. As of December 31, 2014, the Company continues to have a valuation allowance of $4.5 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, research and development costs were $2.3 million, $2.9 million and $2.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2014 and December 31, 2013, $0.5 million and $0.5 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2014, 2013 and 2012, branding expenses, including advertising expenses as described above, were $20.8 million, $20.9 million and $20.5 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2014 and 2013.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and allows for either full retrospective or modified retrospective application. No early adoption is permitted. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures and has not yet selected a method of adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2014	2013
Finished goods	$32,756	$30,423
Raw materials	16,290	16,502

Total FIFO inventories	49,046	46,925
Reserve to adjust inventories to LIFO value	(25,299)	(24,497)

Total LIFO inventories	$23,747	$22,428

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. During the year ended December 31, 2012, the Company recognized to cost of sales a $4.5 million benefit due to a reduction in inventory. No such inventory reduction occurred during the years ended December 31, 2014 and 2013.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2014	2013
Building and improvements	$50,394	$48,774
Machinery and equipment	203,496	195,873
Furniture and fixtures	2,237	2,062
Forklifts and tractors	6,052	6,191
Computer equipment	8,120	8,353
Construction in process	6,707	7,619
Land	8,858	8,858

Total property, plant and equipment	285,864	277,730
Accumulated depreciation	(187,148)	(176,947)

Total property, plant and equipment, net	$98,716	$100,783

The Company had construction in process as of December 31, 2014 of approximately $6.7 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2015.

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 totaled $14.8 million, $15.9 million and $16.5 million, respectively.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2014	2013
Accrued compensation and benefits	$9,201	$9,135
Accrued sales and marketing costs	5,963	5,269
Accrued rent obligations	1,372	1,787
Accrued manufacturing costs	1,307	1,107
Accrued legal contingency	301	3,174
Other	2,516	2,823

Total accrued expenses	$20,660	$23,295

6.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2014, the Company had no outstanding indebtedness, and the interest rate on the revolving credit facility was 1.3%.

Revolving Credit Facility

On November 20, 2014, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with Branch Banking and Trust Company (“BB&T”), as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. and Bank of America, N.A., each as a Lender, and BB&T Capital Markets, as Lead Arranger. The Second Amended Credit Agreement amended and restated the Amended and Restated Credit Agreement dated as of January 6, 2012 by and among the Company, as borrower; BB&T as Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger, and as further amended (the “Prior Credit Agreement”). Under the Prior Credit Agreement, BB&T and Wells Fargo provided the Company with one or more revolving loans in a collective maximum principal amount of $100 million. The Second Amended Credit Agreement terminated the Revolver Notes and Swing Advance Notes under the Prior Credit Agreement. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

The Second Amended Credit Agreement provides the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, reducing to a maximum principal amount of $100 million from July 1 through December 31 of each year (the “Revolving Loan Limit”) throughout the term, which ends November 20, 2019.

Included within the Revolving Loan Limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing advances in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolver Loans, the Letter of Credit Facility and the Swing Advance loans are for the purpose of raising working capital and supporting general business operations. The Company is not obligated to borrow any amount under the Revolving Loan Limit. Additionally, within the Revolving Loan Limit, the Company may borrow, repay, and reborrow, at any time or from time to time while the Revolving Loans are in effect.

Base Rate Advances (as defined in the Second Amended Credit Agreement) under the Revolver Loans and the Swing Advances accrue interest at the Base Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement) and Euro-dollar Advances for the Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement). Repayment of all then outstanding principal, interest, fees and costs is due on November 20, 2019.

The Company shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) one business day after the payment under such Letter of Credit by BB&T.

The Second Amended Credit Agreement is secured by interest in real property owned by us and certain collateral (as described in the Second Amended and Restated Security Agreement and Intellectual Property Security Agreement).

At December 31, 2014, the Company had no outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $100 million.

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on its ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants in the Second Amended Credit Agreement, the Company is required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The Company was in compliance with all covenants contained in Second Amended Credit Agreement at December 31, 2014. Under the Second Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Fixed Charge Coverage Ratio. The Fixed Charge Coverage Ratio is not permitted to be less than 1.5 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended September 30, 2014.

(b)	Consolidated Debt to Consolidated EBITDA Ratio. The Consolidated Debt to Consolidated EBITDA Ratio is not permitted to exceed 3.00 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date).

Failure to comply with the financial covenants in the Second Amended Credit Agreement could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding under the Second Amended Credit Agreement.

7.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income	$41,521	$34,598	$2,720

Denominator:
Basic weighted average shares outstanding	32,319,649	33,589,682	32,247,184
Effect of dilutive securities:
SARS and options	262,730	510,706	812,964
Restricted stock	168,695	173,114	103,598
Convertible notes	—	—	965,966

Diluted weighted average shares outstanding	32,751,074	34,273,502	34,129,712

Basic earnings per share	$1.28	$1.03	$0.08

Diluted earnings per share	$1.27	$1.01	$0.08

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2014	2013	2012
Restricted stock and stock options	2,633	118,596	234,644
Stock appreciation rights	1,969	73,154	242,412

Stock Split

In February 2014, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying consolidated financial statements and related notes are presented on a post-split basis. Additionally, on April 30, 2014, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 80 million shares.

Stock Repurchase Programs

On October 24, 2013, the Board of Directors authorized a common stock repurchase program, expiring on February 10, 2014, of up to $30 million of our outstanding common stock (the “October 2013 Stock Repurchase Program”). The Company made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, the Board of Directors authorized a common stock repurchase program of up to $50 million of the company’s outstanding common stock (the “February 2014 Stock Repurchase Program”). This authorization had no expiration date. During the three months ended June 30, 2014, the Company repurchased 1,657,919 shares for $50.0 million at an average price of $30.16 per share, which completed the authorization under the February 2014 Stock Repurchase Program. The share and per share data for the repurchases are reflective of the two-for-one stock split distributed on May 7, 2014.

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date. As of December 31, 2014, no repurchases were made under the October 2014 Stock Repurchase Program.

8.	STOCK-BASED COMPENSATION

On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (“the Plan”), which was previously approved by the Board of Directors on February 19, 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan, as previously disclosed. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000, an increase of 60,000 shares from the previous plan and adjusted to reflect the two-for-one stock split distributed on May 7, 2014.

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Time-based restricted stock	$2,974	$2,461	$2,035
Performance-based restricted stock	727	—	—
Stock appreciation rights	1,035	1,251	1,369
Employee stock purchase plan	71	99	65

Total stock-based compensation	$4,807	$3,811	$3,469

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

Time-Based Restricted Stock

The fair value of time-based restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of time-based restricted stock vest based on the terms of the awards. Unvested time-based restricted stock is generally forfeitable upon termination of a holder’s service as an employee unless the individual’s service is terminated due to retirement, death or permanent disability. The total fair value of time-based restricted shares vested for the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $3.1 million, and $2.5 million, respectively. At December 31, 2014, there was $2.8 million of total compensation expense related to unvested time-based restricted stock remaining to be recognized over a weighted-average period of approximately 1.5 years.

Time-based restricted stock activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2011	320,350	$11.50
Granted	313,854	$13.59
Vested	(189,410)	$13.44
Forfeited	(15,424)	$12.74

Nonvested at December 31, 2012	429,370	$12.08
Granted	94,030	$22.21
Vested	(139,594)	$22.28
Forfeited	(832)	$16.16

Nonvested at December 31, 2013	382,974	$13.78
Granted	66,511	$32.70
Vested	(116,641)	$33.73
Forfeited	(3,282)	$16.61

Nonvested at December 31, 2014	329,562	$18.89

Performance-based Restricted Stock

In 2014, the Company began granting performance-based restricted stock in addition to the time-based restricted stock it previously granted. The fair value of performance-based restricted stock is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock is generally forfeitable upon termination of a holder’s service as an employee unless the individual’s service is terminated due to retirement, death or permanent disability. The performance-based restricted shares have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization, or “EBITDA”, for 1 year, cumulative 2 years and cumulative 3 years, respectively. With respect to each vesting, the number of shares that will vest will be between 0% and 200% of the target number of shares. As of December 31, 2014, no performance-based restricted shares had vested. At December 31, 2014, there was $0.6 million of total compensation expense related to unvested performance-based restricted stock remaining to be recognized over a weighted-average period of approximately 1.6 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2013	—	$—
Granted	42,676	$33.72
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2014	42,676	$33.72

Stock Appreciation Rights

SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The SARs are generally forfeitable upon termination of a holder’s service as an employee or director unless the individual’s service is terminated due to retirement, death or permanent disability. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. In 2006, the Company began the use of SARs instead of stock options.

As of December 31, 2014, there was $0.5 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 6.5 years. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2014, 2013 and 2012, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Average risk-free interest rate	1.7%	0.7%	0.8%
Expected term (years)	5	5	5
Expected volatility	52.6%	63.7%	65.9%

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the SARs granted is expected to remain unexercised. SARs granted during the year ended December 31, 2014 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2014, 2013 and 2012 was $17.78, $11.67, and $7.06, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2014
Outstanding at December 31, 2011	2,325,410	$6.59
Granted	201,828	$12.88
Exercised	(1,135,906)	$6.54
Canceled	(16,952)	$12.08

Outstanding at December 31, 2012	1,374,380	$9.28
Granted	121,176	$21.95
Exercised	(749,334)	$7.70
Canceled	(7,028)	$13.10

Outstanding at December 31, 2013	739,194	$12.93
Granted	3,866	$37.88
Exercised	(218,826)	$10.96
Canceled	(8,404)	$4.74

Outstanding at December 31, 2014	515,830	$13.98	6.5	$14,754,320
Vested at December 31, 2014	383,488	$12.55	6.1	$11,514,749
Exercisable at December 31, 2014	383,488	$12.55	6.1	$11,514,749

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account’s balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 600,000, adjusted to reflect the two-for-one stock split distributed on May 7, 2014. Through December 31, 2014, employees had purchased approximately 407,000 shares under the plan.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The options are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. Prior to 2006, the Company granted stock options and all stock options outstanding at December 31, 2014 are fully vested. In 2006, the Company began the use of SARs instead of stock options.

Stock option activity under the Plan and all predecessor stock incentive plans is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2014
Outstanding at December 31, 2011	290,138	$19.04
Granted	—	$—
Exercised	(46,378)	$15.68
Canceled	(2,484)	$10.00

Outstanding at December 31, 2012	241,276	$20.19
Granted	—	$—
Exercised	(186,968)	$24.92
Canceled	(12,020)	$18.16

Outstanding at December 31, 2013	42,288	$20.05
Granted	—	$—
Exercised	(27,942)	$35.73
Canceled	(1,188)	$17.92

Outstanding at December 31, 2014	13,158	$23.36	0.2	$252,963
Vested at December 31, 2014	13,158	$23.36	0.2	$252,963
Exercisable at December 31, 2014	13,158	$23.36	0.2	$252,963

9.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2014 were as follows (in thousands):

Year Ending December 31,
2015	$6,753
2016	5,490
2017	5,370
2018	5,308
2019	4,467
Thereafter	10,730

Total minimum lease payments	$38,118

For the years ended December 31, 2014, 2013 and 2012, the Company recognized rental expenses of approximately $7.5 million, $6.5 million and $7.5 million, respectively.

For information related to the Company’s reconsidered corporate headquarters lease agreement, see Note 12.

10.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $2.0 million, $1.8 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012.

11.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current income tax provision:
Federal	$18,722	$1,745	$303
State	3,131	404	88

	21,853	2,149	391

Deferred income tax provision (benefit):
Federal	3,118	(11,182)	510
State	456	(1,516)	108

	3,574	(12,698)	618

Total income tax provision (benefit)	$25,427	$(10,549)	$1,009

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory taxes	$23,432	$8,417	$1,305
State and local taxes, net of U.S. federal benefit	2,856	1,061	(418)
Permanent items	(868)	225	198
Federal credits	(214)	(566)	(54)
Other	(43)	244	46
Increase (decrease) in valuation allowance	264	(19,930)	(68)

Total income tax provision (benefit)	$25,427	$(10,549)	$1,009

Deferred tax assets and liabilities as of December 31, 2014 and 2013 consist of the following (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating losses	$347	$483
Warranty reserve	13,032	16,085
Stock-based compensation	2,931	2,383
Accruals not currently deductible and other	5,221	6,210
Inventories	4,437	3,843
State tax credit carryforwards	4,050	3,714

Gross deferred tax assets, before valuation allowance	30,018	32,718
Valuation allowance	(4,465)	(4,201)

Gross deferred tax assets, after valuation allowance	25,553	28,517

Deferred tax liabilities:
Depreciation and other	(19,990)	(19,380)

Gross deferred tax liabilities	(19,990)	(19,380)

Net deferred tax asset	$5,563	$9,137

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.

During 2013, the Company realized $9.1 million of deferred tax assets previously reserved under a valuation allowance. Additionally, as a result of all positive and negative evidence available as of December 31, 2013, the Company determined that it would realize the majority of its remaining deferred tax asset and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits it estimates will expire before they are realized resulting in a tax benefit of $10.9 million. As of December 31, 2014, the Company continues to have a valuation allowance of $4.5 million against these deferred tax assets. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company recognizes excess tax benefits for stock-based awards as an increase to additional paid-in capital only when realized. The Company realized $12.9 million of excess tax benefits during 2014 and, accordingly, recorded an increase to additional paid-in capital.

The Company has identified no uncertain tax positions and accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties. The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of comprehensive income.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2014, federal tax years 2011 through 2013 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence. During the year ended December 31, 2014, the Company’s returns filed with the state of Michigan for tax years 2008 through 2011 were examined. No material adjustments resulted from the audit.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014. The Company assessed the impact of the final regulations on its financial statements and does not expect any material adjustments or changes.

12.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 16, 2013, the United States District Court, Northern District of California Court granted final approval of the settlement with the law firm of Hagens Berman Sobol Shapiro LLP, relating to the previously reported class action lawsuit brought on behalf of Dean Mahan, and other named and similarly situated plaintiffs generally which alleged certain defects in the Company’s products relating to mold growth, color fading and color variation. As of the date of this report, the Company has distributed all cash payments and rebate certificates under the settlement. Claimants who were denied relief could appeal Trex’s decision, and the deadline for appeals has now passed. The Company believes that payments to consumers for all relief under the settlement will not exceed approximately $1.0 million. In addition to such amount, the Company previously paid $1.8 million related to this litigation, representing payment of attorneys’ fees to class counsel and named plaintiff awards in the nationwide settlement and the settlement of corollary cases brought in Indiana, Kentucky, New Jersey and Michigan, all as previously disclosed.

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2014, the Company purchased substantially all of its waste wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of the Company’s scrap polyethylene purchases are under short-term supply contracts that average approximately two years, for which pricing is negotiated as needed.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2014, the Company has purchase commitments under raw material supply contracts of $23.6 million, $13.3 million, $5.7 million and $48 thousand for the years ending December 31, 2015, 2016, 2017 and 2018, respectively.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that commit the Company to purchase minimum levels for each year extending through 2015. The Company has purchase commitments under the third-party manufacturing contracts of $1.9 million for the year ending December 31, 2015.

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2014, the Company has executed subleases for 24,732 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. The Company recorded a $1.1 million charge in 2013 after a subtenant defaulted on its sublease and vacated the space. During 2014, the Company recorded $1.5 million in charges due to downward revisions of its estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014.

To estimate future sublease receipts, the Company has assumed that the existing subleases will be renewed or new subleases will be executed at rates consistent with rental rates in the current subleases or estimated market rates and that existing vacancies will be filled within one year. However, management cannot be certain that the timing of future subleases or the rental rates contained in future subleases will not differ from current estimates. Factors such as the availability of commercial office space, market conditions and subtenant preferences will influence the terms achieved in future subleases. The inability to sublet the office space in the future or unfavorable changes to key assumptions used in the estimate of the future sublease receipts may result in material charges to selling, general and administrative expenses in future periods.

As of December 31, 2014, the minimum payments remaining under the Company’s lease over the years ending December 31, 2015, 2016, 2017, 2018, and 2019 are $1.9 million, $1.9 million, $2.0 million, $2.0 million and $1.0 million, respectively. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2015, 2016, 2017, 2018, and 2019 are $0.7 million, $0.6 million, $0.6 million, $0.6 million and $0.4 million, respectively.

The following table provides information about the Company’s liability under the lease (in thousands):

	2014	2013
Beginning balance, January 1	$1,787	$1,103
Net rental payments	(403)	(558)
Accretion of discount	178	98
Increase in net estimated contract termination costs	1,471	1,144

Ending balance, December 31	$3,033	$1,787

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

A number of factors make estimates of the number of claims to be received inherently uncertain. The Company believes that production of the suspect material was confined to material produced from its Nevada facility prior to 2007, but is unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. Furthermore, the aforementioned 2009 class action settlement and communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced led to increased claims volume and disrupted the claims data and settlement patterns. Lastly, the Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received. The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and has declined each year thereafter.

The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement. Although the cost per claim does vary, it is less volatile and more predictable than the number of claims to be settled with payment, which is inherently uncertain. The cost per claim declined from 2007 through 2009 but has increased each year thereafter.

The Company monitors surface flaking claims activity each quarter for indications that its estimate of the number of claims expected requires revision. Due to extensive use of decks during the summer outdoor season, variance to annual claims expectations is typically observed during the latter part of the Company’s fiscal year.

During the third quarter of 2013, the number of claims received was significantly greater than the Company’s prior estimates. The Company believes that this unexpected increase in claims was due primarily to a response to communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced. These communications included a public press release and over 10,000 letters sent to homeowners that previously filed surface flaking claims. In addition to contributing to the increase in new claims received, these communications resulted in the reopening of a significant number of claims previously closed. Furthermore, although not directly related to the surface flaking issue, in August 2013, the United States District Court, Northern District of California granted preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in the Company’s products and alleged misrepresentations relating to mold growth. The Company believes that public notices made subsequent to the Court approval increased homeowner awareness of product-related issues and contributed to the increased number of surface flaking claims received during the third quarter of 2013. Due to the unfavorable claims experience during the three months ended September 30, 2013, the Company revised its estimate of the number of remaining future claims and recorded a $20 million increase to the warranty reserve.

During 2014, the number of claims received was lower than the Company’s expectations, while the average cost per claim was higher than the Company’s expectations for 2014. Based on claims activity experienced during the current year, the Company revised its assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to the Company’s reserve, which as of December 31, 2014, the Company believes is sufficient to cover future surface flaking obligations. The increase in the amount paid to settle surface flaking claims in 2014, as compared to 2013, was primarily a result of the large number of claims received during the second half of 2013, as described above.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.1 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2014	2013
Beginning balance, January 1	$40,312	$28,487
Changes in estimates related to pre-existing warranties	—	20,000
Settlements made during the period	(8,893)	(8,175)

Ending balance, December 31	$31,419	$40,312

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

13.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013 (a)	September 30, 2013 (b)	June 30, 2013	March 31, 2013
	(In thousands, except per share data)
Net sales	74,202	95,502	121,311	100,645	63,831	72,249	98,551	107,880
Gross profit	26,635	30,369	45,026	38,167	19,685	151	36,922	41,860
Net income (loss)	5,153	8,913	15,161	12,295	15,103	(15,298)	13,224	21,569
Basic net income (loss) per share	$0.16	$0.28	$0.46	$0.37	$0.46	$(0.45)	$0.39	$0.64
Diluted net income (loss) per share	$0.16	$0.28	$0.46	$0.37	$0.45	$(0.45)	$0.38	$0.62

(a)	Three months ended December 31, 2013 was materially affected by a $10.9 million benefit as a direct result of the Company’s decision to exit a full valuation allowance.
(b)	Three months ended September 30, 2013 was materially affected by a pre-tax increase of $20.0 million to the surface flaking warranty reserve.

The Company’s net sales, gross profit and income from operations have historically varied from quarter to quarter. Such variations are often attributable to seasonal trends in the demand for Trex products. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
Year ended December 31, 2014:
Allowance for doubtful accounts (a)	$—	$5	$—	$(5)	$(0)

Warranty reserve	$40,812	$3,774	$—	$(10,745)	$33,841

Income tax valuation allowance	$4,201	$388	$—	$(124)	$4,465

Year ended December 31, 2013:
Allowance for doubtful accounts (a)	$7	$(3)	$—	$(4)	$—

Warranty reserve	$28,987	$20,000	$—	$(8,175)	$40,812

Income tax valuation allowance	$24,131	$—	$—	$(19,930)	$4,201

Year ended December 31, 2012:
Allowance for doubtful accounts (a)	$292	$(362)	$—	$77	$7

Warranty reserve	$16,345	$21,487	$—	$(8,845)	$28,987

Income tax valuation allowance	$24,199	$(68)	$—	$—	$24,131

(a)	Reserve related to accounts receivable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 24, 2015	By:	/S/ RONALD W. KAPLAN
Ronald W. Kaplan Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 24, 2015 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman, President and Chief Executive Officer (Principal Executive Officer); Director

/S/ JAMES E. CLINE James E. Cline	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/S/ RICHARD E. POSEY Richard E. Posey	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent and Letter of Credit Issuer, BB&T Capital Markets as Lead Arranger and the Lenders listed on the signature pages thereof. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.3	Swing Advance Note dated November 4, 2009 payable by the Company Inc. to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.4	First Amendment, dated October 28, 2011, of Credit Agreement dated as of November 4, 2009 between the Company and Branch Banking and Trust Company as Administrative Agent, Letter of Credit Issuer and Lender, and BB&T Capital Markets Letter as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.5	Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.6	Reducing Revolver Note dated October 28, 2011 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $15,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.

4.7	Amended and Restated Security Agreement between the Company and Branch Banking and Trust Company as Collateral Agent for the Lenders, dated as of November 4, 2009. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.8	Amended and Restated Credit Line Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.9	Deed of Trust, dated November 4, 2009, by and among the Company, as grantor, Eric L. Sappenfield, as trustee, and Branch Banking and Trust Company, as Collateral Agent for the Lenders, as Beneficiary relating to real property located in the County of De Soto, Mississippi. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on November 6, 2009 and incorporated herein by reference.

4.10	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.11	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.12	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.13	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.14	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.15	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.16	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.17	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.18	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.19	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.20	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

4.21	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement Dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference.

4.22	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.23	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.24	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.25	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.26	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Brand Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.27	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.28	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.29	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.30	Intellectual Property Security Agreement, dated November 20, 2014 by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith. **

10.4	Form of Trex Company, Inc. 2005 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2005 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.8	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.9	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.10	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.11	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 and incorporated herein by reference. **

10.12	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description

10.13	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.14	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.15	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.16	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.20	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.21	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.22	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.23	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.
101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

Exhibit Number	Exhibit Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.