Form 10-Q
period 2015-03-31
TREX CO INC
filed 2015-05-08
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 21, 2015 was 32,079,980 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,556	$9,544
Accounts receivable, net	136,993	36,391
Inventories	22,920	23,747
Prepaid expenses and other current assets	2,137	6,288
Deferred income taxes	9,271	9,271

Total current assets	173,877	85,241

Property, plant and equipment, net	104,163	98,716
Goodwill and other intangibles	10,532	10,534
Other assets	1,311	1,333

Total assets	$289,883	$195,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,785	$20,050
Accrued expenses	20,951	20,660
Accrued warranty	8,738	8,744
Line of credit	84,000	—

Total current liabilities	126,474	49,454

Deferred income taxes	3,708	3,708
Non-current accrued warranty	24,045	25,097
Other long-term liabilities	4,117	4,180

Total liabilities	158,344	82,439

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,860,283 and 34,800,552 shares issued and 32,079,854 and 32,020,123 shares outstanding at March 31, 2015 and December 31, 2014, respectively	349	348
Additional paid-in capital	117,340	116,740
Retained earnings	88,850	71,297
Treasury stock, at cost, 2,780,429 shares at March 31, 2015 and December 31, 2014	(75,000)	(75,000)

Total stockholders’ equity	131,539	113,385

Total liabilities and stockholders’ equity	$289,883	$195,824

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$120,800	$100,645
Cost of sales	72,553	62,478

Gross profit	48,247	38,167
Selling, general and administrative expenses	20,593	18,222

Income from operations	27,654	19,945
Interest expense, net	137	323

Income before income taxes	27,517	19,622
Provision for income taxes	9,964	7,327

Net income	$17,553	$12,295

Basic earnings per common share	$0.55	$0.37

Basic weighted average common shares outstanding	31,683,672	33,128,676

Diluted earnings per common share	$0.55	$0.37

Diluted weighted average common shares outstanding	32,094,828	33,599,438

Comprehensive income	$17,553	$12,295

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net income	$17,553	$12,295
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,636	3,797
Deferred income taxes	—	352
Stock-based compensation	1,454	1,170
Gain on disposal of property, plant and equipment	—	(37)
Excess tax benefits from stock compensation	(1,035)	(6,507)
Changes in operating assets and liabilities:
Accounts receivable	(100,602)	(79,152)
Inventories	827	(7,785)
Prepaid expenses and other assets	888	(82)
Accounts payable	(7,265)	(3,892)
Accrued expenses and other liabilities	(5,666)	(9,068)
Income taxes receivable/payable	9,166	6,884

Net cash used in operating activities	(81,044)	(82,025)

Investing Activities
Expenditures for property, plant and equipment	(9,060)	(3,188)
Proceeds from sales of property, plant and equipment	—	37
Purchase of acquired company, net of cash acquired	(31)	(44)
Notes receivable, net	—	19

Net cash used in investing activities	(9,091)	(3,176)

Financing Activities
Borrowings under line of credit	84,000	85,000
Principal payments under line of credit	—	(5,000)
Repurchases of common stock	(2,015)	(1,433)
Proceeds from employee stock purchase and option plans	127	84
Excess tax benefits from stock compensation	1,035	6,507

Net cash provided by financing activities	83,147	85,158

Net decrease in cash and cash equivalents	(6,988)	(43)
Cash and cash equivalents at beginning of period	9,544	3,772

Cash and cash equivalents at end of period	$2,556	$3,729

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$59	$99
Cash paid for income taxes, net	$799	$91

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2015 and 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. All common stock share and per share data for all historical periods presented have been retroactively adjusted to reflect a two-for-one stock split distributed on May 7, 2014. The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in the annual report of Trex Company, Inc. on Form 10-K, as filed with the Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$32,537	$32,756
Raw materials	15,682	16,290

Total FIFO inventories	48,219	49,046
Reserve to adjust inventories to LIFO value	(25,299)	(25,299)

Total LIFO inventories	$22,920	$23,747

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventory, which generally provides matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (“LIFO liquidation”). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. There were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2015 or 2014.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued compensation and benefits	$6,027	$9,201
Income taxes payable	4,868	—
Accrued sales and marketing	4,618	5,963
Accrued rent obligations	1,377	1,372
Accrued manufacturing expenses	1,215	1,307
Other	2,846	2,817

Total accrued expenses	$20,951	$20,660

6.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

The Company currently has a Second Amended Credit Agreement that provides the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, reducing to a maximum principal amount of $100 million from July 1 through December 31 of each year throughout the term, which ends November 20, 2019.

At March 31, 2015, the Company had $84 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $66 million.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments and to borrow and repay amounts under any outstanding revolving credit facility, and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2015, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2015 and December 31, 2014.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income available to common shareholders	$17,553	$12,295

Denominator:
Basic weighted average shares outstanding	31,683,672	33,128,676
Effect of dilutive securities:
SARs and options	240,066	302,914

	Three Months Ended March 31,
	2015	2014
Restricted stock	171,090	167,848

Diluted weighted average shares outstanding	32,094,828	33,599,438

Basic earnings per share	$0.55	$0.37

Diluted earnings per share	$0.55	$0.37

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Restricted stock and stock options	—	88
Stock appreciation rights	—	1,196

Stock Repurchase Programs

On October 23, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date. As of March 31, 2015, the Company made no repurchases under the October 2014 Stock Repurchase Program.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (the “Plan”), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and unrestricted stock. As of March 31, 2015, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2015 and 2014, respectively, the assumptions shown in the following table were used:

	Three Months Ended March 31,
	2015	2014
Weighted-average fair value of grants	$17.10	$18.70
Dividend yield	0%	0%
Average risk-free interest rate	1.7%	1.8%
Expected term (years)	5	5
Expected volatility	44%	54%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2015:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock	43,738	$43.89
Performance-based restricted stock	34,638	$43.89
Stock appreciation rights	201	$42.47

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Time-based restricted stock	$833	$708
Performance-based restricted stock	399	82
Stock appreciation rights	189	370
Employee stock purchase plan	33	10

Total stock-based compensation	$1,454	$1,170

Total unrecognized compensation cost related to unvested awards as of March 31, 2015 was $7.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

10.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 36.2% and 37.3% respectively, which resulted in expense of $10.0 million and $7.3 million, respectively.

The Company analyzes its deferred tax assets in each reporting period, considering all available positive and negative evidence, in determining the expected realization of those deferred tax assets. As of March 31, 2015, the Company maintains a valuation allowance of $4.5 million against deferred tax assets related to state tax credits it estimates will expire before they are realized.

During the three months ended March 31, 2015, the Company realized $1.0 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2015, federal tax years 2011 through 2014 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

11.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, often attributable to seasonal trends in the demand for Trex products. The Company has historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

12.	COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of March 31, 2015, the Company has executed subleases for 24,732 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the three months ended March 31, 2015 and March 31, 2014, the Company recorded charges of $0.1 million and $0.6 million, respectively, to selling, general and administrative expenses due to changes in its estimate of future sublease receipts.

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

As of March 31, 2015, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $1.4 million, $1.9 million, $2.0 million, $2.0 million and $1.0 million, respectively. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $0.5 million, $0.6 million, $0.6 million, $0.6 million and $0.4 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2015	2014
Beginning balance, January 1	$3,033	$1,787
Net rental payments	(249)	(162)
Accretion of discount	59	35
Increase in net estimated contract termination costs	129	567

Ending balance, March 31	$2,972	$2,227

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

To estimate the number of claims to be settled with payment, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment. Estimates for both of these elements (number and percentage of claims that will ultimately require payment) are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. For each of the various parameters used in the analysis, the assumed values in the actuarial valuation produce results that represent the Company’s best estimate for the ultimate number of claims to be settled with payment. The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement.

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the first quarter of 2015, the average cost per claim was consistent with the Company’s expectations. The number of claims received during the first quarter of 2015 was higher than the Company’s expectations and higher than the claims received in the first quarter of 2014. Although the Company cannot fully measure its impact, improved weather conditions in the claims region during the first quarter of 2015, compared to the first quarter of 2014, likely accelerated some claims that otherwise would be received later in the year. The Company believes that its reserve at March 31, 2015 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.0 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2015	2014
Beginning balance, January 1	$31,419	$40,312
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(1,359)	(2,010)

Ending balance, March 31	$30,060	$38,302

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

Legal Matters

The Company has lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these lawsuits and claims, and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission and the condensed consolidated financial statements and the footnotes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®;

•	Three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing;

•	One porch product, Trex Transcend Porch Flooring and Railing System;

•	One steel deck framing system, Trex Elevations®;

•	One fencing product, Trex Seclusions®;

•	Two outdoor lighting systems, Trex Deck Lighting™ and Trex Landscape Lighting™; and,

•	One cellular PVC outdoor trim product, TrexTrim™.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the first quarter of 2015 include:

•	Net sales of $120.8 million, an increase of 20.0% compared to the first quarter of 2014, and the highest first quarter sales in our history.

•	Gross margins of 39.9% compared to 37.9% in the first quarter of 2014.

•	Net income of $17.6 million, or $0.55 per diluted share, compared to $12.3 million, or $0.37 per diluted share, in the first quarter of 2014.

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

We launched our early buy program for the 2015 decking season in December 2014. The timing and terms of the 2015 program were generally consistent with the timing and terms of the 2014 program launched in December 2013. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. Refer to the liquidity and capital resources section for further discussion of significant impacts on our receivables and inventory levels.

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

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Due to extensive use of decks during the summer outdoor season, variances to annual claims expectations are typically more meaningful during the latter part of the fiscal year. Through the first quarter of 2015, the average cost per claim was consistent with our expectations. The number of claims received during the first quarter of 2015 was higher than our expectations and higher than the claims received in the first quarter of 2014. Although we cannot fully measure its impact, improved weather conditions in the claims region during the first quarter of 2015 likely accelerated some claims that otherwise would be received later in the year. We believe that our reserve at March 31, 2015 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2015	2014
Claims unresolved, beginning of period	2,872	4,249
Claims received (1)	583	536
Claims resolved (2)	(835)	(1,260)

Claims unresolved, end of period	2,620	3,525

Average cost per claim (3)	$2,501	$2,334

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Net sales	$120,800	$100,645	$20,155	20.0%

The increase in net sales in the quarter ended March 31, 2015 (the “2015 quarter”) compared to the quarter ended March 31, 2014 (the “2014 quarter”) was due to a 16.0% increase in sales volumes and a 4.0% increase in the average price per unit. We attribute the increase in sales volumes to market share advancement and more favorable weather conditions throughout most of the U. S. in the 2015 quarter as compared to the 2014 quarter. The increase in average price per unit in the 2015 quarter was a result of price increases on some of our 2015 decking products and a mix shift to higher-priced products.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Cost of sales	$72,553	$62,478	$10,075	16.1%
% of net sales	60.1%	62.1%
Gross profit	$48,247	$38,167	$10,080	26.4%
Gross margin	39.9%	37.9%

Gross profit as a percentage of net sales, gross margin, increased 200 basis points to 39.9% in the 2015 quarter from 37.9% in the 2014 quarter. The increase in gross margin was primarily the result of cost reduction initiatives, the impact of price increases and a shift to higher-priced products.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$20,593	$18,222	$2,371	13.0%
% of net sales	17.0%	18.1%

The increase in selling, general and administrative expenses in the 2015 quarter compared to the 2014 quarter was attributable to a $1.8 million increase in personnel-related expenses primarily due to incentive compensation and $1.6 million higher branding spend due to the launch of our new marketing campaign in the 2015 quarter. These increases were partially offset by a $0.5 million decrease in research and development spending and $0.4 million lower contract termination costs related to our 2005 reconsidered corporate headquarters lease. As a percentage of net sales, total selling, general and administrative expenses decreased to 17.0% in the 2015 quarter from 18.1% in the 2014 quarter.

Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense	$137	$323	$(186)	(57.6%)
% of net sales	0.1%	0.3%

The decrease in interest expense was due to lower interest rates and lower average debt levels under the revolving credit facility during the 2015 quarter compared to the 2014 quarter. As a percentage of net sales, interest expense decreased to 0.1% in the 2015 quarter from 0.3% in 2014 quarter.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Provision (benefit) for income taxes	$9,964	$7,327	$2,637	36.0%
Effective tax rate	36.2%	37.3%

The effective tax rate declined to 36.2% from 37.3% in the 2014 quarter.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At March 31, 2015, we had $2.6 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(81,044)	$(82,025)
Net cash used in investing activities	$(9,091)	$(3,176)
Net cash provided by financing activities	$83,147	$85,158

Net decrease in cash and cash equivalents	$(6,988)	$(43)

Operating Activities

Net cash used in operating activities decreased $1.0 million in the 2015 quarter compared to the 2014 quarter. The improvement was primarily due to favorable changes in cash flows related to inventories and income taxes, substantially offset by increased investment in accounts receivable balances in the 2015 quarter as compared to the 2014 quarter. The higher accounts receivable balances were driven by increased net sales during the 2015 quarter. Significant increases in our accounts receivable balances during the first quarter of each year are typical as distributors purchase product ahead of the deck-building season. We expect to collect substantially all outstanding accounts receivable balances by mid-July 2015.

Investing Activities

Net cash used in investing activities increased $5.9 million in the 2015 quarter compared to the 2014 quarter due to increased capital expenditures. Capital expenditures in the 2015 quarter totaled $9.1 million to support cost reduction initiatives, poly processing equipment and the purchase of land adjacent to our Winchester, VA facility to support potential future expansion. Capital expenditures in the 2014 quarter were $3.2 million.

Financing Activities

Net cash provided by financing activities decreased $2.0 million in the 2015 quarter compared to the 2014 quarter. The decrease was primarily due to a $5.5 reduction in excess tax benefits related to stock-based awards, partially offset by an increase in our net borrowing from the revolving credit facility, which was $84 million in the 2015 quarter compared to $80 million in the 2014 quarter. The borrowings during the 2015 and 2014 quarters were used to support our seasonal working capital needs and are generally substantially repaid during the subsequent quarter as accounts receivable balances are collected.

Stock Repurchase Programs. On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to two million shares of our outstanding common stock (the “Stock Repurchase Program”). This authorization has no expiration date. As of March 31, 2015, no repurchases have been made under the Stock Repurchase Program.

Capital Requirements. Capital expenditures in the 2015 quarter totaled $9.1 million to support cost reduction initiatives, new product launches in current and adjacent categories and general business support. We currently estimate that our capital expenditures in 2015 will be approximately $20 million.

Indebtedness. Our indebtedness consists of a revolving credit facility. At March 31, 2015, our indebtedness totaled $84 million, and the interest rate on our revolving credit facility was 1.3%.

We currently have a Second Amended Credit Agreement that provides us with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, reducing to a maximum principal amount of $100 million from July 1 through December 31 of each year throughout the term, which ends November 20, 2019.

At March 31, 2015, we had $84 million of outstanding borrowings under the revolving credit facility and remaining available borrowing capacity of approximately $66 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2015, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 6,700 dealers and retail locations who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of March 31, 2015 are comparable to distributor inventory levels as of March 31, 2014. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations. Although the number of claims received rose in the 2015 quarter as compared to the 2014 quarter, we estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2015.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these lawsuits and claims, and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information relating to the purchases of our common stock during the quarter ended March 31, 2015 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1, 2015 – January 31, 2015	—	$0.00	Not applicable	Not applicable
February 1, 2015 – February 28, 2015	35,853	44.35	Not applicable	Not applicable
March 1, 2015 – March 31, 2015	—	0.00	Not applicable	Not applicable

Quarter ended March 31, 2015	35,853	$44.35

(1)	Represents shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 5.	Other Information

Extensions of Severance Agreements for Executive Officers (other than the Chairman, President and Chief Executive Officer)

On May 6, 2015, the Company entered into extensions of the Severance Agreements for executive officers of the Company (other than the Chairman, President and Chief Executive Officer) (the “Executive Severance Agreements”) that were originally entered into on August 3, 2011. The original term of such Executive Severance Agreements (which are identical for each executive officer) was two years, unless extended by mutual agreement of the parties. The Company and the executive officers of the Company agreed to extend such Executive Severance Agreements in August 2013 for an additional two year term, and have now agreed to extend these Executive Severance Agreements for an additional two year term expiring in August 2017, unless further extended upon mutual agreement of the parties.

The form of Severance Agreement for executive officers of the Company (other than the Chairman, President and Chief Executive Officer) is filed herewith as Exhibit 10.1.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 6, 2015. Only holders of the Company’s common stock at the close of business on March 10, 2015 (the “Record Date”) were entitled to vote at the Annual Meeting. As of the Record Date, there were 32,080,374 shares of common stock entitled to vote. A total of 29,626,183 shares of common stock (92.35%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on four proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 27, 2015. The final results for the votes regarding each proposal are set forth below.

Proposal 1: The Company’s stockholders elected two directors to the Board to serve for a three year term until the 2018 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Withhold	Broker Non-Votes

Frank H. Merlotti, Jr.	26,456,775	851,630	2,317,778

Patricia B. Robinson	26,516,628	791,777	2,317,778

Proposal 2: The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 27, 2015. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes

26,907,737	375,557	25,111	2,317,778

Proposal 3: The Company’s stockholders approved the material terms for payment of annual cash incentive compensation to permit the compensation paid pursuant to such material terms to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes

26,999,023	289,416	19,966	2,317,778

Proposal 4: The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered accounting firm for the fiscal year ended December 31, 2015. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes

29,122,292	494,089	9,802	0

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Severance Agreement between Trex Company, Inc. and executive officers other than the Chairman, President and Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 8, 2015	By:	/s/ James E. Cline
James E. Cline
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Severance Agreement between Trex Company, Inc. and executive officers other than the Chairman, President and Chief Executive Officer. Filed herewith.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.