Form 10-Q
period 2015-06-30
TREX CO INC
filed 2015-08-03
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 23, 2015 was 32,051,754 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,149	$9,544
Accounts receivable, net	124,465	36,391
Inventories	18,626	23,747
Prepaid expenses and other current assets	2,045	6,288
Deferred income taxes	9,860	9,271

Total current assets	159,145	85,241

Property, plant and equipment, net	105,530	98,716
Goodwill and other intangibles	10,530	10,534
Other assets	1,559	1,333

Total assets	$276,764	$195,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,946	$20,050
Accrued expenses	28,464	20,660
Accrued warranty	8,186	8,744
Line of credit	37,500	—

Total current liabilities	94,096	49,454

Deferred income taxes	3,708	3,708
Non-current accrued warranty	23,185	25,097
Other long-term liabilities	4,285	4,180

Total liabilities	125,274	82,439

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,832,045 and 34,800,552 shares issued and 32,051,616 and 32,020,123 shares outstanding at June 30, 2015 and December 31, 2014, respectively	348	348
Additional paid-in capital	118,577	116,740
Retained earnings	107,565	71,297
Treasury stock, at cost, 2,780,429 shares at June 30, 2015 and December 31, 2014	(75,000)	(75,000)

Total stockholders’ equity	151,490	113,385

Total liabilities and stockholders’ equity	$276,764	$195,824

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$136,779	$121,311	$257,579	$221,956
Cost of sales	84,255	76,285	156,808	138,764

Gross profit	52,524	45,026	100,771	83,192
Selling, general and administrative expenses	22,472	20,344	43,064	38,566

Income from operations	30,052	24,682	57,707	44,626
Interest expense, net	188	301	325	623

Income before income taxes	29,864	24,381	57,382	44,003
Provision for income taxes	11,149	9,220	21,114	16,547

Net income	$18,715	$15,161	$36,268	$27,456

Basic earnings per common share	$0.59	$0.46	$1.14	$0.83

Basic weighted average common shares outstanding	31,735,333	32,898,288	31,709,645	33,012,845

Diluted earnings per common share	$0.58	$0.46	$1.13	$0.82

Diluted weighted average common shares outstanding	32,142,939	33,307,463	32,119,026	33,452,814

Comprehensive income	$18,715	$15,161	$36,268	$27,456

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$36,268	$27,456
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,322	7,660
Deferred income taxes	(589)	—
Stock-based compensation	2,717	2,455
Gain on disposal of property, plant and equipment	(3)	(48)
Excess tax benefits from stock compensation	(1,771)	(12,533)
Other non-cash adjustments	(270)	(245)
Changes in operating assets and liabilities:
Accounts receivable	(88,074)	(22,794)
Inventories	5,121	1,373
Prepaid expenses and other assets	979	(206)
Accounts payable	(104)	4,583
Accrued expenses and other liabilities	(856)	(6,007)
Income taxes receivable/payable	11,360	9,764

Net cash (used in) provided by operating activities	(27,900)	11,458

Investing Activities
Expenditures for property, plant and equipment	(14,088)	(4,927)
Proceeds from sales of property, plant and equipment	3	48
Purchase of acquired company, net of cash acquired	(31)	(44)
Notes receivable, net	—	39

Net cash used in investing activities	(14,116)	(4,884)

Financing Activities
Borrowings under line of credit	118,000	120,000
Principal payments under line of credit	(80,500)	(85,000)
Repurchases of common stock	(2,847)	(52,892)
Proceeds from employee stock purchase and option plans	197	585
Excess tax benefits from stock compensation	1,771	12,533

Net cash provided by (used in) financing activities	36,621	(4,774)

Net (decrease) increase in cash and cash equivalents	(5,395)	1,800
Cash and cash equivalents at beginning of period	9,544	3,772

Cash and cash equivalents at end of period	$4,149	$5,572

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$284	$384
Cash paid for income taxes, net	$10,342	$6,783

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2015 and 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of the standard and expects to issue its final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures and has not yet selected a method of adoption.

On April 7, 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument. The effective date of the new standard is for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company is assessing the impact of this new standard but does not believe it will have a material impact on its consolidated financial statements and footnote disclosures.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$29,654	$32,756
Raw materials	14,271	16,290

Total FIFO (first-in, first-out) inventories	43,925	49,046
Reserve to adjust inventories to LIFO value	(25,299)	(25,299)

Total LIFO inventories	$18,626	$23,747

The Company utilizes the last-in, first-out (“LIFO”) method of accounting for inventory, which generally provides matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (“LIFO liquidation”). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. There were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2015 or 2014.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued compensation and benefits	$9,360	$9,201
Accrued sales and marketing	7,757	5,963
Income taxes payable	6,325	—
Accrued manufacturing expenses	1,407	1,307
Accrued rent obligations	1,127	1,372
Other	2,488	2,817

Total accrued expenses	$28,464	$20,660

6.	DEBT

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

The Company had $37.5 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $112.5 million at June 30, 2015.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2015, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2015 and December 31, 2014.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$18,715	$15,161	$36,268	$27,456

Denominator:
Basic weighted average shares outstanding	31,735,333	32,898,288	31,709,645	33,012,845
Effect of dilutive securities:
Stock appreciation rights and options	226,680	263,532	233,373	283,223
Restricted stock	180,926	145,643	176,008	156,746

Diluted weighted average shares outstanding	32,142,939	33,307,463	32,119,026	33,452,814

Basic earnings per share	$0.59	$0.46	$1.14	$0.83

Diluted earnings per share	$0.58	$0.46	$1.13	$0.82

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock and stock options	—	—	—	44
Stock appreciation rights	—	3,340	—	2,268

Stock Repurchase Programs

On October 23, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (the “October 2014 Stock Repurchase Program”). This authorization has no expiration date. As of June 30, 2015, the Company has made no repurchases under the October 2014 Stock Repurchase Program.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (the “Plan”), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (“SARs”), and unrestricted stock. As of June 30, 2015, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2015 and 2014, respectively, the assumptions shown in the following table were used:

	Six Months Ended June 30,
	2015	2014
Weighted-average fair value of grants	$17.10	$18.52
Dividend yield	0%	0%
Average risk-free interest rate	1.7%	1.8%
Expected term (years)	5	5
Expected volatility	44%	54%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock	43,944	$43.92
Performance-based restricted stock	34,638	$43.89
Stock appreciation rights	201	$42.47

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock appreciation rights	$99	$222	$288	$591
Time-based restricted stock	662	770	1,496	1,478
Performance-based restricted stock	489	283	888	365
Employee stock purchase plan	12	11	45	21

Total stock-based compensation	$1,262	$1,286	$2,717	$2,455

Total unrecognized compensation cost related to unvested awards as of June 30, 2015 was $3.8 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

10.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 36.8% and 37.6% respectively, which resulted in expense of $21.1 million and $16.5 million, respectively.

The Company analyzes its deferred tax assets in each reporting period, considering all available positive and negative evidence, in determining the expected realization of those deferred tax assets. As of June 30, 2015, the Company maintains a valuation allowance of $4.5 million against deferred tax assets related to state tax credits it estimates will expire before they are realized.

During the six months ended June 30, 2015, the Company realized $1.8 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2015, federal tax years 2011 through 2014 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of June 30, 2015, the Company has executed subleases for 24,732 square feet of the leased space and is currently marketing the remaining portion of the space to find suitable tenants. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the six months ended June 30, 2015 and June 30, 2014, the Company recorded charges of $0.2 million and $0.7 million, respectively, to selling, general and administrative expenses due to changes in its estimate of future sublease receipts.

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

As of June 30, 2015, the minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $0.9 million, $1.9 million, $1.9 million, $2.0 million and $1.1 million, respectively. The minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $0.3 million, $0.5 million, $0.5 million, $0.5 million and $0.4 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2015	2014
Beginning balance, January 1	$3,033	$1,787
Net rental payments	(461)	(256)
Accretion of discount	117	79
Increase in net estimated contract termination costs	206	741

Ending balance, June 30	$2,895	$2,351

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to TrexTrim™ and Trex Reveal® Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold (provided the stain is cleaned within seven days of appearance). This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Through the second quarter of 2015, the average cost per claim was slightly higher than expectations. The number of claims received during the first six months of 2015 was much higher than expectations and slightly higher than the claims received in the first six months of 2014. However, the Company resolved slightly fewer claims than expected during the period and settlements during the first six months of 2015 were significantly lower than settlements during the first six months of 2014. The Company believes that its reserve at June 30, 2015 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.8 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2015	2014
Beginning balance, January 1	$31,419	$40,312
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(3,131)	(4,264)

Ending balance, June 30	$28,288	$36,048

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

The following management discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission and the condensed consolidated financial statements and the footnotes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

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

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Enhance®, and Trex Select®;

•	Three principal railing products: Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing;

•	One porch product, Trex Transcend Porch Flooring and Railing System;

•	One steel deck framing system, Trex Elevations®;

•	One fencing product, Trex Seclusions®;

•	Two outdoor lighting systems, Trex Deck Lighting™ and Trex Landscape Lighting™; and,

•	One cellular PVC outdoor trim product, TrexTrim™.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the second quarter of 2015 include:

•	Net sales were $136.8 million, an increase of 12.8% compared to the second quarter of 2014. Net sales for the second quarter of 2015 were the highest net sales for any quarter in our history.

•	Gross margin of 38.4% compared to 37.1% in the second quarter of 2014.

•	Net income of $18.7 million, or $0.58 per diluted share, compared to $15.2 million, or $0.46 per diluted share, in the second quarter of 2014.

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

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport waste wood fiber, reclaimed polyethylene and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Through the second quarter of 2015, the average cost per claim was slightly higher than expectations. The number of claims received during the first six months of 2015 was much higher than expectations and slightly higher than the claims received in the first six months of 2014. However, we resolved slightly fewer claims than expected during the period and settlements during the first six months of 2015 were significantly lower than settlements during the first six months of 2014. We believe that our reserve at June 30, 2015 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2015	2014
Claims unresolved, beginning of period	2,872	4,249
Claims received (1)	1,609	1,589
Claims resolved (2)	(1,598)	(2,567)

Claims unresolved, end of period	2,883	3,271

Average cost per claim (3)	$2,535	$2,269

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the three months ended June 30, 2015 (the “2015 quarter”) compared to the three months ended June 30, 2014 (the “2014 quarter”) and for the six months ended June 30, 2015 (the “2015 six-month period”) compared to the six months ended June 30, 2014 (the “2014 six-month period”).

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014

Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Net sales	$136,779	$121,311	$15,468	12.8%

The 12.8% increase in net sales in the 2015 quarter compared to the 2014 quarter was due to an 8.3% increase in sales volume and a 4.1% increase in the average price per unit. We attribute the increase in sales volume to market share gains and an increase in demand for wood-alternative products. The increase in average price per unit in the 2015 quarter was a result of price increases on some of our 2015 decking products and a mix shift to higher-priced products.

Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Cost of sales	$84,255	$76,285	$7,970	10.4%
% of net sales	61.6%	62.9%
Gross profit	$52,524	$45,026	$7,498	16.7%
Gross margin	38.4%	37.1%

Gross profit as a percentage of net sales, gross margin, increased 130 basis points to 38.4% in the 2015 quarter from 37.1% in the 2014 quarter. The increase in gross margin was primarily the result of cost reduction initiatives and the impact of price increases.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$22,472	$20,344	$2,128	10.5%
% of net sales	16.4%	16.8%

The increase in selling, general and administrative expenses in the 2015 quarter compared to the 2014 quarter was attributable to a $2.1 million increase in personnel-related expenses primarily related to incentive compensation. As a percentage of net sales, total selling, general and administrative expenses decreased to 16.4% in the 2015 quarter from 16.8% in the 2014 quarter.

Interest Expense

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense	$188	$301	$(113)	(37.5%)
% of net sales	0.1%	0.2%

The decrease in interest expense during the 2015 quarter compared to the 2014 quarter was due to lower interest rates and lower average debt levels under the revolving credit facility. As a percentage of net sales, interest expense decreased to 0.1% in the 2015 quarter from 0.2% in the 2014 quarter.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Provision for income taxes	$11,149	$9,220	$1,929	20.9%
Effective tax rate	37.3%	37.6%

The effective tax rate of 37.3% for the 2015 quarter remained relatively constant compared to the effective tax rate for the 2014 quarter of 37.6%.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014

Net Sales

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales	$257,579	$221,956	$35,623	16.0%

The increase in net sales in the 2015 six-month period compared to the 2014 six-month period was due to an 11.8% increase in sales volume and a 3.8% increase in the average price per unit. We attribute the increase in sales volume to market share gains and an increase in demand for wood-alternative products. The increase in average price per unit in the 2015 six-month period was a result of price increases on some of our 2015 decking products and a mix shift to higher-priced products.

Gross Profit

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of sales	$156,808	$138,764	$18,044	13.0%
% of net sales	60.9%	62.5%
Gross profit	$100,771	$83,192	$17,579	21.1%
Gross margin	39.1%	37.5%

Gross profit as a percentage of net sales, gross margin, increased 160 basis points to 39.1% in the 2015 six-month period from 37.5% in the 2014 six-month period. The increase in gross margin was primarily the result of cost reduction initiatives and the impact of price increases.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$43,064	$38,566	$4,498	11.7%
% of net sales	16.7%	17.4%

The increase in selling, general and administrative expenses in the 2015 six-month period compared to the 2014 six-month period was attributable to a $3.9 million increase in personnel-related expenses primarily due to incentive compensation and $2.1 million higher branding spend due to the launch of our new marketing campaign in the 2015 six-month period. These increases were partially offset by $0.4 million lower contract termination costs and other general cost reductions. As a percentage of net sales, total selling, general and administrative expenses decreased to 16.7% in the 2015 six-month period from 17.4% in the 2014 six-month period.

Interest Expense, net

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Interest expense, net	$325	$623	$(298)	(47.8%)
% of net sales	0.1%	0.3%

The decrease in interest expense was due to lower interest rates under the revolving credit facility during the 2015 six-month period compared to the 2014 six-month period. As a percentage of net sales, interest expense decreased to 0.1% in the 2015 six-month period from 0.3% in 2014 six-month period.

Provision for Income Taxes

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$21,114	$16,547	$4,567	27.6%
Effective tax rate	36.8%	37.6%

The effective tax rate declined to 36.8% from 37.6% during the 2015 six-month period compared to the 2014 six-month period resulting from the apportionment of state taxes.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At June 30, 2015, we had $4.1 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash (used in) provided by operating activities	$(27,900)	$11,458
Net cash used in investing activities	$(14,116)	$(4,884)
Net cash provided by (used in) financing activities	$36,621	$(4,774)

Net (decrease) increase in cash and cash equivalents	$(5,395)	$1,800

Operating Activities

Net cash provided by operating activities decreased $39.4 million in the 2015 six-month period compared to the 2014 six-month period. The decrease was primarily due to an increase in accounts receivable of $65.3 million due to the increase in net sales and the timing of customer payments for the 2015 six-month period. The Company experienced the highest net sales of its history during the 2015 quarter, which resulted in an increased accounts receivable balance at June 30, 2015. We expect to collect substantially all outstanding accounts receivable balances during the next quarter.

Investing Activities

Net cash used in investing activities increased $9.2 million in the 2015 six-month period compared to the 2014 six-month period due to increased capital expenditures. Capital expenditures in the 2015 six-month period totaled $14.1 million to support cost reduction initiatives, equipment purchases related to our specialty materials operation and the purchase of land adjacent to our Winchester, VA facility to support potential future expansion. Capital expenditures in the 2014 six-month period were $4.9 million.

Financing Activities

Net cash provided by financing activities increased $41.4 million in the 2015 six-month period compared to the 2014 six-month period primarily due to the 2014 $50.0 million common stock share repurchases. Borrowings during the 2015 and 2014 six-month periods were used to support our seasonal working capital needs and are generally substantially repaid during the subsequent quarter as accounts receivable balances are collected.

Stock Repurchase Programs. On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to two million shares of our outstanding common stock (the “Stock Repurchase Program”). This authorization has no expiration date. As of June 30, 2015, no repurchases have been made under the Stock Repurchase Program.

Capital Requirements. Capital expenditures in the 2015 six-month period totaled $14.1 million to support cost reduction initiatives, equipment purchases related to our specialty materials operation and the purchase of land adjacent to our Winchester, VA facility to support potential future expansion. We currently estimate that our capital expenditures in 2015 will be approximately $25 million.

Indebtedness. Our indebtedness consists of a revolving credit facility. At June 30, 2015, our indebtedness totaled $37.5 million, and the interest rate on our revolving credit facility was 1.3%.

We currently have a Second Amended Credit Agreement that provides us with revolving loan capacity in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, reducing to a maximum principal amount of $100 million from July 1 through December 31 of each year throughout the term, which ends November 20, 2019.

We had $37.5 million of outstanding borrowings under the revolving credit facility and remaining available borrowing capacity of approximately $112.5 million at June 30, 2015 and $62.5 million of remaining available borrowing capacity beginning July 1, 2015.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2015, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 distributors and two mass merchandisers to which we sell our products. The distributors in turn sell the products to approximately 6,700 dealers and retail locations who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of June 30, 2015 are comparable to distributor inventory levels as of June 30, 2014. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations. Although the number of claims received increased in the 2015 six-month period as compared to the 2014 six-month period, we estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will remain relatively stable. If the level of claims received or average cost per claim differs materially from our expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2015.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment of Amended and Restated 1999 Incentive Plan for Outside Directors and Adoption of Forms of Restricted Stock Unit Agreements

Effective August 1, 2015, the Board of Directors approved an amendment to the Amended and Restated 1999 Incentive Plan for Outside Directors (the “Outside Directors’ Plan”) to allow the Nominating and Corporate Governance Committee the option of granting restricted stock units. As a result of the amendment, the Nominating and Corporate Governance Committee will now have the ability to grant equity to outside directors in the form of options, stock appreciation rights, restricted stock, restricted stock units or any combination thereof.

The foregoing description of the changes to the Outside Directors’ Plan is qualified in its entirety by reference to the full text of the Outside Directors’ Plan, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Attached as Exhibit 10.2 is the form of 2014 Stock Incentive Plan Restricted Stock Unit Agreement (Time-based Vesting) for outside directors. Also attached as Exhibits 10.3 and 10.4 are a form of 2014 Stock Incentive Plan Restricted Stock Unit Agreement (Time-based Vesting) for employees and a form of 2014 Stock Incentive Plan Restricted Stock Unit Agreement (Performance-based Vesting) for employees, respectively.

Item 6.	Exhibits

The Company files herewith the following exhibits:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.2	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed herewith.

10.3	Form of Trex Company, Inc. 2014 Stock Incentive Plan Restricted Stock Unit Agreement Time-Based Vesting. Filed herewith.

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Restricted Stock Unit Agreement Performance-Based Vesting. Filed herewith.

10.5	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference.

10.6	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 3, 2015	By:	/s/ James E. Cline
James E. Cline
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed herewith.

10.2	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed herewith.

10.3	Form of Trex Company, Inc. 2014 Stock Incentive Plan Restricted Stock Unit Agreement Time-Based Vesting. Filed herewith.

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Restricted Stock Unit Agreement Performance-Based Vesting. Filed herewith.

10.5	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference.

10.6	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. § 1350. Filed herewith.

101.INS	XBRL Instance Document. Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.