Form 10-Q
period 2015-09-30
TREX CO INC
filed 2015-10-27
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 20, 2015 was 30,866,899 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,532	$9,544
Accounts receivable, net	80,396	36,391
Inventories	16,955	23,747
Prepaid expenses and other current assets	4,879	6,288
Deferred income taxes	9,860	9,271

Total current assets	114,622	85,241
Property, plant and equipment, net	105,944	98,716
Goodwill and other intangibles	10,528	10,534
Other assets	1,537	1,333

Total assets	$232,631	$195,824

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,146	$20,050
Accrued expenses	22,548	20,660
Accrued warranty	7,744	8,744
Line of credit	48,500	—

Total current liabilities	88,938	49,454
Deferred income taxes	3,708	3,708
Non-current accrued warranty	28,211	25,097
Other long-term liabilities	3,774	4,180

Total liabilities	124,631	82,439

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,779,891 and 34,800,552 shares issued and 30,865,162 and 32,020,123 shares outstanding at September 30, 2015 and December 31, 2014, respectively	348	348
Additional paid-in capital	116,571	116,740
Retained earnings	111,309	71,297
Treasury stock, at cost, 3,914,729 and 2,780,429 shares at September 30, 2015 and December 31, 2014, respectively	(120,228)	(75,000)

Total stockholders’ equity	108,000	113,385

Total liabilities and stockholders’ equity	$232,631	$195,824

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$94,023	$95,502	$351,602	$317,458
Cost of sales	71,880	65,133	228,688	203,897

Gross profit	22,143	30,369	122,914	113,561
Selling, general and administrative expenses	15,698	15,902	58,763	54,468

Income from operations	6,445	14,467	64,151	59,093
Interest expense, net	157	167	482	791

Income before income taxes	6,288	14,300	63,669	58,302
Provision for income taxes	2,544	5,387	23,657	21,934

Net income	$3,744	$8,913	$40,012	$36,368

Basic earnings per common share	$0.12	$0.28	$1.27	$1.12

Basic weighted average common shares outstanding	31,227,643	31,606,264	31,547,212	32,538,832

Diluted earnings per common share	$0.12	$0.28	$1.25	$1.10

Diluted weighted average common shares outstanding	31,537,010	32,008,781	31,923,255	32,966,317

Comprehensive income	$3,744	$8,913	$40,012	$36,368

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$40,012	$36,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,920	11,449
Deferred income taxes	(589)	—
Stock-based compensation	4,021	3,672
Loss on disposal of property, plant and equipment	168	169
Excess tax benefits from stock compensation	(2,437)	(12,677)
Other non-cash adjustments	(269)	(245)
Changes in operating assets and liabilities:
Accounts receivable	(44,005)	(7,698)
Inventories	6,792	7,789
Prepaid expenses and other assets	(310)	(415)
Accounts payable	(9,904)	(2,027)
Accrued expenses and other liabilities	3,626	(3,690)
Income taxes receivable/payable	4,126	12,630

Net cash provided by operating activities	12,151	45,325

Investing Activities
Expenditures for property, plant and equipment	(18,279)	(8,794)
Proceeds from sales of property, plant and equipment	35	48
Purchase of acquired company, net of cash acquired	(32)	(44)
Notes receivable, net	—	59

Net cash used in investing activities	(18,276)	(8,731)

Financing Activities
Borrowings under line of credit	199,000	139,000
Principal payments under line of credit	(150,500)	(136,000)
Repurchases of common stock	(52,081)	(52,892)
Proceeds from employee stock purchase and option plans	257	690
Excess tax benefits from stock compensation	2,437	12,677

Net cash used in financing activities	(887)	(36,525)

Net (decrease) increase in cash and cash equivalents	(7,012)	69
Cash and cash equivalents, beginning of period	9,544	3,772

Cash and cash equivalents, end of period	$2,532	$3,841

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$390	$498
Cash paid for income taxes, net	$20,164	$9,342

See Accompanying Notes to Condensed Consolidated

Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. The Company operates in one business segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The consolidated results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission (SEC).

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In August 2015, the FASB issued Accounting Standards Update No. 2015-14, “Revenue From Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures and has not yet selected a method of adoption.

On April 7, 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument. The effective date of the new standard is for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. In August 2015, the FASB amended ASU 2015-03 to include the guidance that SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset, subsequently amortizing the related deferred debt issuance costs as an asset, and subsequently amortizing the related deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not believe the standard will have a material impact on its consolidated financial statements and footnote disclosures.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods	$21,655	$32,756
Raw materials	20,599	16,290

Total FIFO (first-in, first-out) inventories	42,254	49,046
Reserve to adjust inventories to LIFO value	(25,299)	(25,299)

Total LIFO inventories	$16,955	$23,747

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. There were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2015 or 2014. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

5.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued sales and marketing	$10,456	$5,963
Accrued compensation and benefits	7,548	9,201
Accrued manufacturing expenses	1,062	1,307
Accrued rent obligations	909	1,372
Other	2,573	2,817

Total accrued expenses	$22,548	$20,660

6.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

The Company currently has a Second Amended and Restated Credit Agreement that provides the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, and a maximum principal amount of $100 million from July 1 through December 31 of each year throughout the term, which ends November 20, 2019.

The Company had $48.5 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $51.5 million at September 30, 2015.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2015, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

7.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2015 and December 31, 2014.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$3,744	$8,913	$40,012	$36,368

Denominator:
Basic weighted average shares outstanding	31,227,643	31,606,264	31,547,212	32,538,832
Effect of dilutive securities:
Stock appreciation rights and options	182,082	237,602	216,276	268,016
Restricted stock	127,285	164,915	159,767	159,469

Diluted weighted average shares outstanding	31,537,010	32,008,781	31,923,255	32,966,317

Basic earnings per share	$0.12	$0.28	$1.27	$1.12

Diluted earnings per share	$0.12	$0.28	$1.25	$1.10

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock and stock options	2,004	10,444	668	3,511
Stock appreciation rights	7,726	3,340	2,575	2,625

Stock Repurchase Programs

On October 23, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (Stock Repurchase Program). This authorization had no expiration date. During the three months ended September 30, 2015, the Company repurchased 1,134,300 shares for $45.2 million under the Stock Repurchase Program. On October 22, 2015, the Company’s Board of Directors terminated the Stock Repurchase Program adopted on October 23, 2014, and adopted a new stock repurchase program of up to three million one hundred fifty thousand (3,150,000) shares of the Company’s outstanding common stock (2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of October 27, 2015, no shares have been purchased under the 2015 Stock Repurchase Program.

9.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of September 30, 2015, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

In 2014, the Company began granting performance-based restricted stock in addition to the time-based restricted stock it previously granted. The performance-based restricted shares have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that vest, with respect to each vesting, will be between 0% and 200% of the target number of shares.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2015 and 2014, respectively, the assumptions shown in the following table were used:

	Nine Months Ended September 30,
	2015	2014
Weighted-average fair value of grants	$16.26	$18.02
Dividend yield	0%	0%
Average risk-free interest rate	1.6%	1.7%
Expected term (years)	5	5
Expected volatility	43%	53%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock	57,408	$43.84
Performance-based restricted stock	34,638	$43.89
Stock appreciation rights	15,585	$41.19

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense for the three months and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock appreciation rights	$111	$222	$400	$813
Time-based restricted stock	750	769	2,245	2,247
Performance-based restricted stock	432	205	1,320	570
Employee stock purchase plan	11	21	56	42

Total stock-based compensation	$1,304	$1,217	$4,021	$3,672

Total unrecognized compensation cost related to unvested awards as of September 30, 2015 was $3.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

10.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 37.2% and 37.6% respectively, which resulted in expense of $23.7 million and $21.9 million, respectively.

The Company analyzes its deferred tax assets in each reporting period, considering all available positive and negative evidence, in determining the expected realization of those deferred tax assets. As of September 30, 2015, the Company maintains a valuation allowance of $4.5 million against deferred tax assets related to state tax credits it estimates will expire before they are realized.

During the nine months ended September 30, 2015, the Company realized $2.4 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2015, federal tax years 2012 through 2014 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The agreement obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of September 30, 2015, the Company has executed subleases for 49,756 square feet of the leased space and is currently marketing the remaining portion of the space to find suitable tenants. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During the nine months ended September 30, 2015 and 2014, the Company recorded charges of $0.2 million and $1.0 million, respectively, to selling, general and administrative expenses due to changes in its estimate of future sublease receipts.

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

As of September 30, 2015, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $0.5 million, $1.9 million, $1.9 million, $2.0 million and $1.0 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $0.0 million, $1.1 million, $1.2 million, $1.3 million and $0.7 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2015	2014
Beginning balance, January 1	$3,033	$1,787
Net rental payments	(903)	(281)
Accretion of discount	173	125
Increase in net estimated contract termination costs	206	1,018

Ending balance, September 30	$2,509	$2,649

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to TrexTrim™ and Trex Reveal® Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

The Company continues to receive and settle surface flaking claims related to material produced at its Nevada facility prior to 2007 and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

To estimate the number of claims to be settled with payment, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material. The cost per claim varies due to a number of factors, including the size of affected decks, the type of replacement material used, the cost of production of replacement material and the method of claim settlement.

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of surface flaking claims received continues to decline each year and amounts paid to settle such claims during 2015 are significantly lower than during 2014. However, through the third quarter of 2015, both the number of claims received and the average cost per claim were slightly higher than expectations. As a result and after actuarial review, the Company revised its estimate and recorded an increase to the warranty reserve of $5.4 million during the third quarter. The Company believes that its reserve at September 30, 2015 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.2 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2015	2014
Beginning balance, January 1	$31,419	$40,312
Changes in estimates related to pre-existing warranties	5,426	—
Settlements made during the period	(5,286)	(6,647)

Ending balance, September 30	$31,559	$33,665

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

The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and the footnotes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex ® and manufactured exclusively in the United States. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. A majority of our products are made in a proprietary process that combines waste wood fibers and scrap polyethylene. Our products are provided in a wide selection of popular sizes and lengths and are available with several finishes and numerous colors. Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Like wood, Trex products are slip-resistant (even when wet) but are less vulnerable to damage from ultraviolet rays. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options.

We offer the following products:

•	Three principal decking products: Trex Transcend®, Trex Select®, and Trex Enhance®. Each product features a protective shell for enhanced protection against fading, staining, mold and scratching.

•	Three principal railing products: Trex Transcend Railing, Trex Reveal® aluminum railing, and Trex Select Railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Reveal aluminum railing is available in three colors and is for consumers who want a sleek, contemporary aesthetic look. Trex Select Railing is provided in white for consumers who desire a simple clean finished look for their deck.

•	Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories;

•	Trex Elevations®, a triple-coated steel deck framing system that offers more durability compared to pressure treated lumber;

•	Trex Seclusions®, a fencing line offered through two specialty distributors and consists of structural posts, bottom rail, pickets, top rail and decorative post caps;

•	Two outdoor lighting systems, Trex Deck Lighting™ and Trex Landscape Lighting™, which are energy efficient, LED dimmable deck lighting systems designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light, and an energy-efficient well light, path light, multifunction light, and spotlight; and,

•	TrexTrim™, a low maintenance cellular PVC residential exterior trim product that offers exceptional workability, durability, visual appeal and a low level of required maintenance.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights for the nine months ended September 30, 2015:

•	Net sales of $351.6 million for the nine months ended September 2015, an increase of 10.8% compared to net sales of $317.5 million for the nine months ended September 30, 2014.

•	Earnings before taxes of $63.7 million for the nine-month period ended September 2015, an increase of 9.2% compared to $58.3 million for the same period in 2014.

•	Net income of $40.0 million for the nine-month period ended September 2015, or $1.25 per diluted share, compared to $36.4 million, or $1.10 per diluted share, for the same period in 2014.

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

Product Warranty. We continue to receive and settle surface flaking claims related to material produced at our Nevada facility prior to 2007 and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of surface flaking claims received continues to decline each year and amounts paid to settle such claims during 2015 are significantly lower than during 2014. However, through the third quarter of 2015, both the number of claims received and the average cost per claim were slightly higher than expectations. As a result and after actuarial review, the Company revised its estimate and recorded an increase to the warranty reserve of $5.4 million during the third quarter. The Company’s actuarial analysis was based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2015	2014
Claims unresolved, beginning of period	2,872	4,249
Claims received (1)	2,547	2,765
Claims resolved (2)	(2,446)	(3,497)

Claims unresolved, end of period	2,973	3,517

Average cost per claim (3)	$2,608	$2,270

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

Selling, General and Administrative Expenses. One component of selling, general and administrative expenses is branding and other sales and marketing costs, which are used to build brand awareness of Trex. These costs consist primarily of advertising, merchandising, and other promotional costs. Another component of selling, general and administrative expenses is personnel related costs, which include salaries, commissions, incentive compensation, and benefits of personnel engaged in sales and marketing, accounting, information technology, corporate operations, research and development, and other business functions. Other general and administrative expenses include professional fees, office occupancy costs attributable to the business functions previously referenced, and consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of our business.

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the three months ended September 30, 2015 (2015 quarter) compared to the three months ended September 30, 2014 (2014 quarter) and for the nine months ended September 30, 2015 (2015 nine-month period) compared to the nine months ended September 30, 2014 (2014 nine-month period).

Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014

Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Net sales	$94,023	$95,502	$(1,479)	(1.5)%

The 1.5% decrease in net sales in the 2015 quarter compared to the 2014 quarter was due to a 1.0% decrease in sales volume and a 0.5% decrease in the average price per unit. The slight decrease in net sales volume during the 2015 quarter is a reflection of elevated net sales during the 2014 quarter due to climate effects in the early part of 2014 that extended the decking season into the latter part of 2014. The decrease in average price per unit in the 2015 quarter was due to increasing sales in the entry level market during the 2015 quarter.

Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Cost of sales	$71,880	$65,133	$6,747	10.4%
% of net sales	76.4%	68.2%
Gross profit	$22,143	$30,369	$(8,226)	(27.1)%
Gross margin	23.6%	31.8%

Gross profit as a percentage of net sales, gross margin, decreased 8.2% to 23.6% in the 2015 quarter from 31.8% in the 2014 quarter. The decrease in gross margin was primarily the result of a $7.0 million adjustment to warranty reserves, the majority of which related to surface flaking. Excluding the adjustment to the warranty reserve, gross margin decreased slightly by 0.8% to 31.0%.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$15,698	$15,902	$(204)	(1.3)%
% of net sales	16.7%	16.7%

The slight decrease in selling, general and administrative expenses in the 2015 quarter compared to the 2014 quarter was primarily due to general spending reductions. As a percentage of net sales, total selling, general and administrative expenses remained constant in the 2015 quarter compared to the 2014 quarter.

Interest Expense

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense	$157	$167	$(10)	(6.0%)

The decrease in interest expense during the 2015 quarter compared to the 2014 quarter was due to a lower effective interest rate under the revolving credit facility.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Provision for income taxes	$2,544	$5,387	$(2,843)	(52.8)%
Effective tax rate	40.5%	37.6%

The effective tax rate of 40.5% for the 2015 quarter increased when compared to the 2014 quarter effective rate due to the recognition of certain unfavorable permanent book-to-tax differences and reduced earnings before taxes during the 2015 quarter.

Nine Months Ended September 30, 2015 Compared To The Nine Months Ended September 30, 2014

Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Net sales	$351,602	$317,458	$34,144	10.8%

The increase in net sales in the 2015 nine-month period compared to the 2014 nine-month period was due to an 8.0% increase in sales volume and a 2.5% increase in the average price per unit. We attribute the increase in sales volume to market share gains and an increase in demand for wood-alternative products. The increase in average price per unit in the 2015 nine-month period was a result of price increases on some of our 2015 decking products and a product mix shift to higher-priced products.

Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Cost of sales	$228,688	$203,897	$24,791	12.2%
% of net sales	65.0%	64.2%
Gross profit	$122,914	$113,561	$9,353	8.2%
Gross margin	35.0%	35.8%

Gross profit as a percentage of net sales, gross margin, for the 2015 nine-month period decreased 2.2% due to a $7.8 million increase to the warranty reserve, primarily related to surface flaking. The decrease was partially offset by a 1.4% increase in gross margin resulting from a product mix shift to higher-margin products.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$58,763	$54,468	$4,295	7.9%
% of net sales	16.7%	17.2%

The increase in selling, general and administrative expenses in the 2015 nine-month period compared to the 2014 nine-month period was attributable to a $4.3 million increase in personnel-related expenses primarily due to incentive compensation and severance pay and $2.2 million higher branding spend due to the launch of our new marketing campaign in the 2015 nine-month period. These increases were partially offset by $0.7 million in reduced facilities expense and $1.0 million in other general cost reductions. As a percentage of net sales, total selling, general and administrative expenses decreased to 16.7% in the 2015 nine-month period from 17.2% in the 2014 nine-month period.

Interest Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense, net	$482	$791	$(309)	(39.1%)

The decrease in interest expense was due to a lower effective interest rate under the revolving credit facility during the 2015 nine-month period compared to the 2014 nine-month period.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Provision for income taxes	$23,657	$21,934	$1,723	7.9%
Effective tax rate	37.2%	37.6%

The effective tax rate remained relatively constant for the 2015 nine-month period compared to the 2014 nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2015, we had $2.5 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$12,151	$45,325
Net cash used in investing activities	$(18,276)	$(8,731)
Net cash used in financing activities	$(887)	$(36,525)

Net (decrease) increase in cash and cash equivalents	$(7,012)	$69

Operating Activities

Net cash provided by operating activities decreased $33.2 million in the 2015 nine-month period compared to the 2014 nine-month period. The decrease was primarily due to an increase in accounts receivable of $36.3 million due to the timing of customer payments for the 2015 nine-month period. We expect to collect all outstanding accounts receivable balances during the fourth quarter.

Investing Activities

Net cash used in investing activities increased $9.5 million in the 2015 nine-month period compared to the 2014 nine-month period due to increased capital expenditures. Capital expenditures in the 2015 nine-month period totaled $18.3 million to equipment purchases related to our specialty materials operation, the purchase of land adjacent to our Winchester, VA facility to support potential future expansion, and support cost reduction initiatives. Capital expenditures in the 2014 nine-month period were $8.8 million related to new lines for our specialty materials operation and continued retrofitting to our current production lines to support the manufacture of our high-performance products.

Financing Activities

Net cash used in financing activities decreased $35.6 million in the 2015 nine-month period compared to the 2014 nine-month period primarily due to an increase of $45.5 million in net borrowings under the line of credit and a $10.2 million reduction in excess tax benefits from stock compensation. Borrowings under the line of credit are used to support our seasonal working capital needs, which are generally substantially repaid during the subsequent quarter as accounts receivable balances are collected.

Stock Repurchase Programs. On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to two million shares of our outstanding common stock (Stock Repurchase Program). This authorization has no expiration date. During the three months ended September 30, 2015, the Company repurchased 1,134,300 shares for $45.2 million under the Stock Repurchase Program using cash on hand and borrowings from our revolving credit facility.

Indebtedness. Our indebtedness consists of a revolving credit facility. At September 30, 2015, our indebtedness totaled $48.5 million, and remaining available borrowing capacity of approximately $51.5 million. The interest rate on our revolving credit facility was 1.4%.

We currently have a Second Amended and Restated Credit Agreement that provides us with revolving loan capacity in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, and a maximum principal amount of $100 million from July 1 through December 31 of each year throughout the term, which ends November 20, 2019.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At September 30, 2015, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments, and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities.

Capital Requirements. Capital expenditures in the 2015 nine-month period totaled $18.3 million to support equipment purchases related to our specialty materials operation, the purchase of land adjacent to our Winchester, VA facility to support potential future expansion, and cost reduction initiatives. We currently estimate that our capital expenditures in 2015 will be approximately $25 million.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have approximately 20 wholesale distributors and two retail merchandisers to which we sell our products. The distributors in turn sell the products to approximately 6,700 dealers and retail locations who in turn sell the products to end users. While we do not typically receive information regarding inventory in the distribution channel from dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We believe that distributor inventory levels as of September 30, 2015 are comparable to distributor inventory levels as of September 30, 2014. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s 10-K for the year ended December 31, 2014. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2015.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended September 30, 2015 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2015 – July 31, 2015	—	—	—	—
August 1, 2015 – August 31, 2015	1,211,369	$39.94	1,134,300	865,700
September 1, 2015 – September 30, 2015	—	—	—	—

Quarter ended September 30, 2015	1,211,369	$39.94	1,134,300	865,700

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2005 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)	On October 23, 2014, the Company’s Board of Directors authorized a common stock repurchase program of up to two million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on October 27, 2014. This authorization had no expiration date. All of the above purchases were made on the open market at prevailing market rates plus related expenses. During the three months ended September 30, 2015, the Company repurchased 1,134,300 shares for $45.2 million under the Stock Repurchase Program. On October 22, 2015, the Company’s Board of Directors terminated the Stock Repurchase Program adopted on October 23, 2014, and adopted a new stock repurchase program of up to three million one hundred fifty thousand (3,150,000) shares of the Company’s outstanding common stock (2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of October 27, 2015, no shares have been purchased under the 2015 Stock Repurchase Program.

Item 5.	Other Information

Amendment of Amended and Restated 1999 Incentive Plan for Outside Directors

On October 21, 2015, the Board of Directors approved an amendment to the Amended and Restated 1999 Incentive Plan for Outside Directors (Outside Directors Plan) as follows:

•	The annual cash retainer for service on the Board was increased from $40,000 to $50,000.

•	The annual equity award for service on the Board was increased from $55,000 to $70,000.

•	The annual committee fee for members of the Audit Committee was increased from $7,500 to $8,500.

•	The annual committee fee for members of the Compensation Committee was increased from $5,000 to $6,500.

•	The annual committee fee for the chairman of the Compensation Committee was increased from $7,500 to $9,000.

•	The additional compensation for the Lead Independent Director was increased from $12,500 to $15,000.

•	The additional compensation for a non-executive chairman of the Board was increased from $30,000 to $60,000.

The Nominating and Corporate Governance Committee and the Board of Directors of the Company amended the Outside Directors Plan as described above based upon a Board of Directors compensation study undertaken by the Hay Group, which is the Company’s independent compensation consultant.

The foregoing description of the amendment to the Outside Directors Plan is qualified in its entirety by reference to the full text of the Outside Directors Plan, which is filed as Exhibit 10.2 to this Form 10-Q.

Item 6.	Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.*

10.2	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on October 21, 2015. Filed herewith.*

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 27, 2015	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.*

10.2	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on October 21, 2015. Filed herewith.*

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or agreement.