Form 10-K
period 2015-12-31
TREX CO INC
filed 2016-02-23
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒		Accelerated filer	☐

Non-accelerated filer ☐	(Do not check if a smaller reporting Company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 9, 2016 was 29,846,851.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2016 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc. (Company, we, us or our), founded as a Delaware corporation in 1998, is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300. We operate in a single reportable segment.

Products

We offer a comprehensive set of aesthetically pleasing, high performance and low maintenance outdoor living products in the decking, railing, porch, fencing, trim, steel deck framing and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex® brand products. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Our products come in a wide selection of popular sizes and lengths and are available with several finishes and in numerous colors.

Decking. Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our decking products are comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards.

Railing. Our railing products are Trex Transcend Railing, Trex Select Railing, and Trex Reveal® aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Reveal® aluminum railing is available in three colors and designed for consumers who want a sleek, contemporary look.

Porch. Our Trex Transcend Porch Flooring and Railing System is an integrated system of porch components and accessories.

Fencing. We offer our Trex Seclusions® fencing product through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps.

Trim. Our TrexTrim™ product is a low maintenance cellular PVC residential exterior trim product that offered exceptional workability, durability, visual appeal and a low level of required maintenance.

Steel Deck Framing. We offer a triple-coated steel deck framing system called Trex Elevations® that leverages the strength and dimensional stability of steel to create a flat surface for our decking. Trex Elevations® provides consistency and reliability that wood does not and is fire resistant.

Outdoor Lighting. Our outdoor lighting systems are Trex DeckLighting™ and Trex Landscape Lighting™. Trex DeckLighting™ is a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light. The Trex Landscape Lighting™ line includes an energy-efficient well light, path light, multifunction light and spotlight.

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

•	Trex Outdoor Furniture™, which is a line of outdoor furniture products manufactured and sold by Poly-Wood, Inc.;

•	Trex RainEscape®, which is an above joist deck drainage system manufactured and sold by Dri-Deck Enterprises, LLC;

•	Trex CustomCurve®, which is an on-site system that allows contractors to heat and bend Trex products manufactured and sold by CurveIt, LLC;

•	Trex Pergolas, which are pergolas made from TrexTrim™, our low maintenance cellular PVC trim product, marketed by Home and Leisure, Inc. dba Backyard America;

•	Diablo® Trex Blade, which is a specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.;

•	Trex SpiralStairs™ and Structural Steel Posts manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop for use with the Trex Elevations® system; and

•	Trex Outdoor Cabinets, which are outdoor storage cabinets manufactured and sold by NatureKast Products LLC.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These qualities result in low maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure. However, Trex does offer the Trex Elevations® steel deck framing system.

We have received product building code listings from the major U.S. and Canadian building code listing agencies for both our decking and railing systems. The listings facilitate the acquisition of building permits by deck builders and promote consumer and industry acceptance of our products as an alternative to wood decking.

During the second half of 2014, we entered the specialty materials market. Our first specialty product is made from plastic and is a linear low-density polyethylene pellet for use in blown film, profile extrusion and molding and compounding applications. Our entry into this adjacent market leverages our core recycling and extrusion capabilities. Our initial manufacturing line commenced operations during the second quarter of 2014 and during 2015 we added three additional lines. The Company remains in the early stages of specialty market penetration.

Growth Strategies

Our long-term goal is to perpetuate our position as the leading producer of branded superior wood-alternative outdoor living products by increasing our market share and expanding into new product categories and geographic markets through the design and marketing of high-performance outdoor living products that offer superior aesthetics and quality. Also, we will explore opportunities that leverage our manufacturing and extrusion expertise and are tied to our recycling heritage. To attain this goal, we intend to employ the following long-term strategies:

•	Innovation: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•	Brand: Expand preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products. Leverage online efforts to extend the Trex brand digital presence, both nationally and globally.

•	Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence, thereby making our products available wherever our customers choose to purchase their decking, railing, porch, trim, steel deck framing and outdoor lighting products.

•	Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

•	Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering our raw material costs. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process, from raw materials preparation through extrusion into finishing and packaging.

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

We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors on a non-exclusive basis to distribute Trex products within a specified area. The distributor purchases our products at prices in effect at the time we ship the product to the distributor. Based on our 2015 net sales, sales to one of our distributors, Boise Cascade, exceeded 10% of our net sales.

Home Depot and Lowe’s. We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Home Depot and Lowe’s serve both the contractor market and the “do-it-yourself” market. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance of our products.

Manufacturing Process

We operate manufacturing facilities in Winchester, Virginia and Fernley, Nevada.

Trex products are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our manufacturing process.

Production of wood-alternative decking and railing products requires significant capital investment, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. We maintain research and development operations in the Trex Technical Center in Winchester, Virginia. In connection with national building code listings, we maintain a quality control testing program.

We utilize Six Sigma and Lean Manufacturing methodologies within our plant operations. We also use these methodologies throughout our Company in the planning and execution of projects that are important to our success.

Research and Development

Our research and development efforts focus on innovation and developing new products, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. For the years ended December 31, 2015, 2014 and 2013, research and development costs were $1.5 million, $2.3 million and $2.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Suppliers

The production of most of our products requires the supply of reclaimed wood fiber and scrap polyethylene.

We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2015, we purchased substantially all of our reclaimed wood fiber requirements under purchase orders, which do not involve long-term supply commitments. Substantially all of our polyethylene purchases are under short-term supply contracts that average approximately one to two years for which pricing is negotiated as needed.

Reclaimed Wood Fiber. Cabinet and flooring manufacturers are our preferred suppliers of reclaimed wood fiber because the reclaimed wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate reclaimed wood fiber as a byproduct of their manufacturing operations.

If the reclaimed wood fiber meets our specifications, our reclaimed wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of reclaimed wood fiber each year. Depending on our needs, the amount of reclaimed wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.

Scrap Polyethylene. The polyethylene we consumed in 2015 was primarily composed of scrap plastic film and plastic bags. We will continue to seek to meet our future needs for scrap polyethylene from the expansion of our existing supply sources and the development of new sources. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of polyethylene.

Our ability to source and use a wide variety of polyethylene from third party distribution and manufacturing operations is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

Third-Party Manufacturing. We outsource the production of certain products to third-party manufacturers and in 2015 had supply contracts that committed us to purchase minimum levels of product related to some of the outsourced production.

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

In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include Advanced Environmental Recycling Technologies, Inc., CPG International LLC and Fiberon, LLC.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new wood-alternative decking and railing products that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products are low maintenance compared to the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other manufacturers of wood-alternative decking and railing products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

We have obtained a patent for a complementary method of preparing raw materials for the manufacturing phase of production. We intend to maintain this patent in effect until it expires, as well as to seek additional patents as we consider appropriate.

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

Employees

At December 31, 2015, we had approximately 700 full-time employees, approximately 510 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

Web Sites and Additional Information

The U. S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Internet corporate web site at www.trex.com. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing, trim and deck framing sales. Since wood-alternative products were introduced to the market in the late 1980’s, their market acceptance has increased. Our ability to grow will depend, in part, on our success in continuing to convert demand for wood products into demand for wood-alternative Trex products. To increase our market share, we must overcome:

•	lack of awareness of the enhanced value of wood-alternative products in general and Trex brand products in particular;

•	resistance of many consumers and contractors to change from well-established wood products;

•	consumer lack of awareness that the greater initial expense of Trex products compared to wood is a one-time cost that is reduced over time as Trex products have lower maintenance costs and a longer life span than wood;

•	established relationships existing between suppliers of wood products and contractors and homebuilders;

•	actual and perceived quality issues with first generation wood-alternative products; and

•	competition from other wood-alternative manufacturers.

Our failure to compete successfully in such markets could have a material adverse effect on our ability to replace wood or increase our market share amongst wood-alternatives. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new alternatives that are more competitive with Trex products.

In addition, substantially all of our revenues are derived from sales of our proprietary wood/polyethylene composite material. Although we have developed, and continue to develop, new products made from other materials, if we should experience significant problems, real or perceived, with acceptance of the Trex wood/polyethylene composite material, our lack of product diversification could have a significant adverse impact on our net sales levels.

Our prospects for sales growth and profitability may be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

In order to expand our net sales and sustain profitable operations we must maintain the quality and performance of our products. If we are unable to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance could impede acceptance of our products in the marketplace and negatively affect our profitability. We continue to receive and settle claims and maintain a warranty reserve related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by agreeing to settle a nationwide class action lawsuit that fixes our obligation to provide replacement product and partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows.

A number of class action lawsuits alleging defects in our products have been brought against us, all of which have been settled. In the event future lawsuits relating to alleged product quality issues are brought against us, such lawsuits may be costly and could cause adverse publicity, which in turn could result in a loss of consumer confidence in our products and reduce our sales. Product quality claims could increase our expenses, have a material adverse effect on demand for our products and decrease net sales, net income and liquidity.

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

The manufacture of our products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using reclaimed wood fibers and scrap polyethylene. Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials, the quality of available raw materials, or from the failure to obtain sufficient additional raw materials to meet planned increases in production.

Our ability to obtain adequate supplies of reclaimed wood fibers and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations.

Certain of our customers account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

A limited number of our customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 89% of gross sales during fiscal year 2015, 86% during fiscal year 2014 and 89% during fiscal year 2013.

We expect that a significant portion of our sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales. The loss of a significant customer could have a significant negative impact on our business, results of operations and financial condition.

We have limited ability to control or project inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The seasonal nature of, and changing conditions in, our industry can result in substantial fluctuations in inventory levels of Trex products carried in our two-step distribution channel. We have limited ability to control or precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We make the substantial majority of our sales to wholesale distributors, who, in turn, sell our products to local dealers. Because of the seasonal nature of the demand for our products, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in the latter part of the first calendar quarter through the third calendar quarter. Accordingly, our results for the second and third quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases, increases in the number of competitive producers, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures and the cost and availability of consumer credit.

The demand for our products is negatively affected by adverse weather conditions.

Our products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and weather conditions during the time they are to be installed. Adverse weather conditions may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products. These interferences may shift sales to subsequent reporting periods or decrease overall sales, given the limited decking season in many locations. Prolonged adverse weather conditions could have a negative impact on our results of operations and liquidity.

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

If the required supply of transportation services is unavailable when needed, we may be unable to sell our products at full value, or at all. Similarly, if any of these providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operation. In addition, a material increase in transportation rates or fuel surcharges could have a material adverse effect on our profitability.

The demand for our products is influenced by general economic conditions and could be adversely affected by economic downturns.

The demand for our products is influenced by the general health of the economy, the level of home improvement activity and, to a much lesser extent, new home construction. These factors are affected by home equity values, credit availability, consumer confidence and spending habits, employment, interest rates, inflation and general economic conditions. Devaluation in home equity values can adversely affect the availability of home equity withdrawals and result in decreased home improvement spending. We cannot predict general economic conditions or the home remodeling and new home construction environments. Any economic downturn could reduce consumer income or equity capital available for spending on discretionary items, which could adversely affect the demand for our products.

We have significant capital invested in property, plant and equipment that may become obsolete or impaired and result in a charge to our earnings.

We have made and may continue to make significant capital investments to improve or expand our manufacturing capabilities. These investments sometimes involve the implementation of new technology and replacement of existing equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. Significant replacement of equipment or changes in the expected cash flows related to our assets could result in reduced earnings or cash flows in future periods.

Our level of indebtedness, and ability to continue to obtain financing on favorable terms, could adversely affect our financial health and ability to compete.

At certain periods during the year, we borrow significant amounts on our senior credit facility for working capital purposes. In addition, we may borrow on the senior credit facility to pursue strategic opportunities or other general business matters. Accordingly, our future level of indebtedness could have important consequences. For example, it may:

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

Our ability to continue to obtain financing on favorable terms may limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. In addition, the operating and financial restrictions imposed by our senior credit facility may limit our ability to:

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

Our ability to make future principal and interest payments, borrow and repay amounts under our senior credit facility and continue to comply with our loan covenants will depend primarily on our ability to generate sufficient cash flow from operations. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our senior credit facility, which may be declared payable immediately based on a default. To remain in compliance with our credit facility, we must maintain specified financial ratios based on our levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of our business.

Any expansion into new product markets may be costly and there is no guarantee that the new product market would be successful.

In addition to developing enhancements to and new products for the outdoor living market, we may also develop new products that allow us to expand into new product markets. Expansion into new markets and the development of new products may involve considerable costs and may not generate sufficient revenue to be profitable or cover the costs of development.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 32,000 square feet of office space, under a lease that expires in March 2020. In 2005, in anticipation of relocating our corporate headquarters, we entered into an agreement to lease 55,047 square feet of office space in Dulles, Virginia. The lease expires in mid-2019. Subsequently, we reconsidered our decision to relocate our corporate headquarters and decided not to move. We have executed subleases for 49,756 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 14 to our Consolidated Financial Statements appearing elsewhere in this report.

We own approximately 79 acres of land in Winchester, Virginia and the buildings on this land. The site includes our research and development technical facility and manufacturing facility, which contains approximately 465,000 square feet of space, and outside open storage. We own approximately 37 acres of land in Fernley, Nevada and the buildings on this land. The site includes our manufacturing facility, which contains approximately 240,000 square feet of space, and outside open storage. These facilities provide adequate capacity for current and anticipated future consumer demand.

As of December 31, 2015, we owned approximately 102 acres of land in Olive Branch, Mississippi that had four buildings with approximately 200,000 square feet. In September 2007, we suspended operations at our Olive Branch facility and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In January 2016, we sold a portion of the Olive Branch facility that contained the buildings. As of the date of this report, we continue to own approximately 62 acres of undeveloped land.

We lease a total of approximately 1.2 million square feet of warehouse and facility space under leases with expiration dates ranging from 2016 to 2026. For information about these leases, see Note 11 to our Consolidated Financial Statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2015, we spent a total of $23 million on capital expenditures, primarily related to additional new processing lines related to specialty material manufacturing and other manufacturing productivity improvements, including an upgrade to our Fernley, Nevada reprocessing line. We estimate that our capital expenditures in 2016 will be approximately $25 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange (NYSE) since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2015 and 2014 as reported by the NYSE. All common stock share and per share data in the table below are presented on a post-split basis to reflect the two-for-one stock split of our common stock distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

2015	High	Low
First Quarter	$55.13	$38.05
Second Quarter	57.72	46.72
Third Quarter	50.16	31.73
Fourth Quarter	44.17	33.72

2014	High	Low
First Quarter	$43.43	$31.05
Second Quarter	40.51	28.26
Third Quarter	39.49	25.14
Fourth Quarter	44.82	31.08

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

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2010 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2011, 2012, 2013, 2014 and 2015.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Trex Company, Inc.	$100.00	$95.58	$155.34	$331.89	$355.43	$317.53
Russell 2000 Index	$100.00	$95.82	$111.49	$154.77	$162.33	$155.17
S&P 600 Building Products	$100.00	$93.97	$122.03	$177.90	$177.47	$212.91

Other Stockholder Matters

As of February 9, 2016, there were approximately 179 holders of record of our common stock.

In 2015, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2015, 2014, 2013, 2012, and 2011 and for each year in the five-year period ended December 31, 2015.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2015 (2)	2014	2013 (3)	2012 (4)	2011 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$440,804	$391,660	$342,511	$307,354	$266,789
Cost of sales	285,935	251,464	243,893	222,772	203,998

Gross profit	154,869	140,196	98,618	84,582	62,791
Selling, general and administrative expenses	77,463	72,370	73,967	71,907	60,620

Income from operations	77,406	67,826	24,651	12,675	2,171
Interest expense, net	619	878	602	8,946	16,364

Income (loss) before income taxes	76,787	66,948	24,049	3,729	(14,193)
Provision (benefit) for income taxes	28,689	25,427	(10,549)	1,009	(2,605)

Net income (loss)	$48,098	$41,521	$34,598	$2,720	$(11,588)

Basic earnings (loss) per share	$1.53	$1.28	$1.03	$0.08	$(0.38)

Basic weighted average shares outstanding	31,350,542	32,319,649	33,589,682	32,247,184	30,776,912

Diluted earnings (loss) per share	$1.52	$1.27	$1.01	$0.08	$(0.38)

Diluted weighted average shares outstanding	31,682,509	32,751,074	34,273,502	34,129,712	30,776,912

Cash Flow Data:
Cash provided by operating activities	$62,634	$58,642	$45,208	$60,443	$33,847
Cash used in investing activities	(23,329)	(12,873)	(12,697)	(7,484)	(9,367)
Cash used in financing activities	(42,854)	(39,997)	(30,898)	(55,326)	(47,224)

Other Data (unaudited):
EBITDA (6)	$91,701	$82,653	$40,597	$29,149	$20,589

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$5,995	$9,544	$3,772	$2,159	$41,526
Working capital	38,581	35,787	28,994	10,158	(18,574)
Total assets	211,998	195,824	188,157	168,615	228,090
Total debt	7,000	—	—	5,000	86,425
Total stockholder’s equity	$116,463	$113,385	$106,616	$93,986	$92,499

(1)	All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one stock split of our common stock, in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.
(2)	Year ended December 31, 2015 was materially affected by a pre-tax increase of $7.8 million to the warranty reserve, the majority of which related to surface flaking.

(3)	Year ended December 31, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve and a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance.
(4)	Year ended December 31, 2012 was materially affected by a pre-tax increase of $21.5 million to the warranty reserve.
(5)	Year ended December 31, 2011 was materially affected by a pre-tax increase of $10.0 million to the warranty reserve and a $2.6 million income tax benefit as a result of the settlement of uncertain tax positions.
(6)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	not all entities in the Company’s industry may calculate EBITDA in the same manner in which the Company calculates EBITDA, which limits its usefulness as a comparative measure.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income (loss)	$48,098	$41,521	$34,598	$2,720	$(11,588)
Plus interest expense, net	619	878	602	8,946	16,364
Plus income tax provision (benefit)	28,689	25,427	(10,549)	1,009	(2,605)
Plus depreciation and amortization	14,295	14,827	15,946	16,474	18,418

EBITDA	$91,701	$82,653	$40,597	$29,149	$20,589

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products marketed under the brand name Trex® and manufactured exclusively in the United States. We offer a comprehensive set of aesthetically pleasing, high performance, low maintenance products in the decking, railing, porch, fencing, trim, steel deck framing and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following products:

•	Three principal decking products:

•	Trex Transcend®,

•	Trex Enhance®, and

•	Trex Select®;

•	Three principal railing products:

•	Trex Transcend Railing,

•	Trex Reveal® aluminum railing, and

•	Trex Select Railing ;

•	A porch product, Trex Transcend Porch Flooring and Railing System;

•	A fencing product, Trex Seclusions®;

•	A cellular PVC outdoor trim product, TrexTrim™;

•	Trex Elevations®, our steel deck framing system;

•	Two outdoor lighting systems, Trex DeckLighting™ and Trex Landscape Lighting™; and

•	Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights related to the twelve months ended December 31, 2015 include:

•	Increase in net sales of 12.5% in the twelve months ended 2015 compared to the twelve months ended 2014. Net sales in 2015 were the highest of any year in our history.

•	$62.6 million of positive cash flow from operating activities.

•	Repurchase of $45.2 million of our outstanding common stock during 2015 under our October 2014 Stock Repurchase Program, bringing our cumulative repurchases to $120.2 million for the three year period ended December 31, 2015.

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

Sales Incentives: As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport reclaimed wood fiber, scrap polyethylene and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Selling, General and Administrative Expenses. One component of selling, general and administrative expenses is personnel related costs, which include salaries, commissions, incentive compensation, and benefits of personnel engaged in sales and marketing, accounting, information technology, corporate operations, research and development, and other business functions. Another component of selling, general and administrative expenses is branding and other sales and marketing costs, which are used to build brand awareness of Trex. These costs consist primarily of advertising, merchandising, and other promotional costs. Other general and administrative expenses include professional fees, office occupancy costs attributable to the business functions previously referenced, and consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses have varied from quarter to quarter due, in part, to the seasonality of our business.

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

Product Warranty. We warrant that our products will be free from material defects in workmanship and materials. Generally this warranty period is 25 years for residential use and 10 years for commercial use, excluding TrexTrim™ and Trex Reveal® Railing, which have a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

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

A number of factors make estimates of the number of claims to be received and cost per claim inherently uncertain. We believe that production of the suspect material was confined to material produced from our Nevada facility prior to 2007, but are unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. In addition, we are not aware of any analogous industry data that might be referenced in predicting future claims to be received. The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and has declined each year thereafter.

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

During the third quarter of 2013, the number of claims received was significantly greater than our prior estimates. We believe that this unexpected increase in claims was due primarily to responses from homeowners to (1) communications made by us in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced and (2) public notices made subsequent to the August 2013 United States District Court, Northern District of California preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in our products and alleged misrepresentations relating to mold growth. Due to the unfavorable claims experience during the three months ended September 30, 2013, we revised our estimate of the number of remaining future claims and recorded a $20 million increase to the warranty reserve.

During 2014, the number of claims received was lower than our expectations, while the average cost per claim was higher than our expectations for 2014. Based on claims activity experienced, we revised our assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to our reserve in 2014. The increase in the amount paid to settle surface flaking claims in 2014, as compared to 2013, primarily resulted from the large number of claims received during the second half of 2013, as described above.

During 2015, both the number of claims received and the average cost per claim were slightly higher than expectations. As a result and after actuarial review, we revised our estimate and recorded an increase to the warranty reserve of $5.4 million during the third quarter of 2015. However, the number of surface flaking claims received continues to decline each year and amounts paid to settle claims during 2015 were significantly lower than during 2014. As of December 31, 2015, we believe our warranty reserve is sufficient to cover future surface flaking obligations.

Our analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liability to be higher or lower than projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the number of claims received will decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.0 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Year Ended December 31,
	2015	2014	2013
Claims unresolved, beginning of period	2,872	4,249	4,073
Claims received (1)	2,968	3,212	4,256
Claims resolved (2)	(3,340)	(4,589)	(4,080)

Claims unresolved, end of period	2,500	2,872	4,249

Average cost per claim (3)	$2,521	$2,287	$2,269

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims settled without payment).

For additional information about product warranties, see Notes 2 and 14 to the Consolidated Financial Statements appearing elsewhere in this report.

Inventories. We account for inventories at the lower of cost (last-in, first-out, or LIFO) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2015, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $23.2 million.

Contract Termination Costs. In anticipation of relocating our corporate headquarters, we entered into a lease agreement in 2005. We reconsidered and decided not to move our headquarters. The lease obligates us to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2015, we have executed subleases for 49,756 square feet of the leased space and are currently marketing the remaining portion of the space to find a suitable tenant. We estimate that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under our lease and have recorded a liability for the expected shortfall. During 2014, we recorded $1.5 million in charges due to downward revisions of our estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014. During 2015, we recorded $0.2 million in charges due to revisions of our estimates.

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

At December 31, 2013, we determined that we more likely than not will realize most of our deferred tax assets and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits we estimate will expire before they are realized. As of December 31, 2015, we have a valuation allowance of $4.6 million against these deferred tax assets. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the years ended December 31, 2015 compared to December 31, 2014 and December 31, 2014 compared to December 31, 2013.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Net sales	$440,804	$391,660	$49,144	12.5%

The increase in net sales in 2015 compared to 2014 was due to a 10.4% increase in sales volumes and a 2.0% increase in the average price per linear foot due to a price increase on one line of decking product and, to a lesser extent, product mix. We attribute the increase in sales volumes in 2015 compared to 2014 primarily to market share gains and an increase in demand for wood-alternative products. The increase in average price per linear foot in 2015 was a result of price increases on some of our 2015 decking products.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Cost of sales	$285,935	$251,464	$34,471	13.7%
% of net sales	64.9%	64.2%
Gross profit	$154,869	$140,196	$14,673	10.5%
Gross margin	35.1%	35.8%

The increase in gross profit in 2015 compared to 2014 was primarily due to increased sales from market share gains, price increases on some of our decking products and increased demand for wood-alternative products. Gross profit as a percentage of net sales, gross margin, decreased in 2015 compared to 2014 primarily due to a $7.8 million increase to the warranty reserve, the majority of which related to surface flaking. Excluding the adjustment to the warranty reserve, gross margin increased 110 basis points in 2015 compared to the gross margin in 2014.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$77,463	$72,370	$5,093	7.0	%0
% of net sales	17.6%	18.5%

The increase in selling, general and administrative expenses in 2015 compared to 2014 was primarily attributable to a $5.8 million increase in personnel related expenses primarily due to incentive compensation and severance pay and a $2.6 million increase in branding activities, such as the launch of our new marketing campaign, market research and trade show presentations. These increases were partially offset by an increase in sublease receipts of approximately $1.2 million during 2015 (refer to Note 14 to the Consolidated Financial Statements), a $1.2 million decrease in service fees and $950,000 in other general cost reductions.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense	$619	$878	$(259)	(29.5)%

The decrease in interest expense was driven by an increase in capitalized interest during 2015 and a decrease in the effective interest rate. The increase in capitalized interest in 2015 was primarily due to the addition of three manufacturing lines related to our specialty materials operations and expenditures to support potential future expansion.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Provision for income taxes	$28,689	$25,427	$3,262	12.8%
Effective tax rate	37.4%	38.0%

During 2015 and 2014, our income tax expense consisted of statutory federal and state taxes, permanent book to tax differences, federal tax credits, other miscellaneous tax items and an increase to the valuation allowance on our deferred tax asset. The effective tax rate in 2015 was consistent with the effective rate in 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Net sales	$391,660	$342,511	$49,149	14.3%

The increase in net sales in 2014 compared to 2013 was due primarily to a 16.4% increase in sales volumes, partially offset by a 2.1% decrease in the average price per linear foot. We attribute the increase in sales volumes in 2014 compared to 2013 primarily to stronger demand from existing dealers and additions to our distribution network in late 2013. The decrease in average price per linear foot in 2014 was primarily due to our revamped pricing strategy implemented in the fourth quarter of 2013. The pricing strategy provides a more optimal pricing position for our high-performance products in the marketplace.

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

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2014	2013
	(dollars in thousands)
Selling, general and administrative expenses	$72,370	$73,967	$(1,597)	(2.2)%
% of net sales	18.5%	21.6%

The decrease in selling, general and administrative expenses in 2014 compared to 2013 was attributable to various factors including a $1.7 million reduction in costs related to the mold growth class action lawsuit that was settled in December 2013, a $0.6 million decrease in personnel-related expenses primarily attributable to decreased incentive compensation partially offset by a $0.6 million one-time charge for expenses and breakage fees related to a terminated transaction. As a percentage of net sales, total selling, general and administrative expenses decreased to 18.5% in 2014 from 21.6% in 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$62,634	$58,642	$45,208
Net cash used in investing activities	$(23,329)	$(12,873)	$(12,697)
Net cash used in financing activities	$(42,854)	$(39,997)	$(30,898)

Net (decrease) increase in cash and cash equivalents	$(3,549)	$5,772	$1,613

Operating Activities

Net cash provided by operating activities increased by $4 million in 2015 compared to 2014. The increase reflected higher operating cash receipts from increased net sales and an increase in accrued expenses and other liabilities, partially offset by an increase in trade accounts receivable. The $15 million increase in accrued expenses and other liabilities in 2015 was primarily attributed to increases in accrued marketing and other branding activities of $6 million, incentive and other personnel related expenses of $2 million, and miscellaneous other fees and expenses of $6 million. The increase in accrued expenses and other liabilities was offset by an increase in accounts receivable of $12 million in 2015. The increase in accounts receivable was due to an increase in net sales.

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

Investing Activities

Investing activities consist principally of capital expenditures. During 2015, capital expenditures were $23.3 million compared to $13.0 million for 2014, or an 80% increase. Our 2015 expenditures were primarily comprised of $6.7 million for equipment for our specialty materials operation, $4.2 million for cost reduction and business support activities, $3.9 million for the addition of a Fernley, Nevada reprocessing line, $3.2 million for the purchase of land adjacent to our Winchester, Virginia facility to support potential future expansion, and $2.3 million for other manufacturing productivity improvements.

Net cash used in investing activities increased $0.2 million in 2014 compared to 2013. Capital expenditures in 2014 totaled $13.0 million related to new poly processing lines and upgrades to existing production lines to support the manufacture of our high-performance products.

Financing Activities

Cash used in financing activities was $42.9 million during 2015 compared to $40.0 million in 2014, a 7.2% increase. The net use of cash in 2015 was primarily used to repurchase common stock in the amount of $45.2 million under our October 2014 Stock Repurchase Program, and to fund working capital needs and support general business operations.

Cash used in financing activities increased $9.1 million in 2014 compared to 2013. The net use of cash in 2014 was primarily due to repurchases of $50.0 million of our common stock under our February 2014 Stock Repurchase Program. Cash flow in 2014 was favorably affected by $12.9 million of excess tax benefits related to stock-based awards. During 2013, we repurchased $25.0 million of our outstanding common stock under the August 2013 Stock Repurchase Program.

Stock Repurchase Programs.

On August 1, 2013, our Board of Directors authorized a common stock repurchase program of up to $25.0 million of our outstanding common stock (August 2013 Stock Repurchase Program). During the three months ended September 30, 2013, we repurchased $25.0 million of our outstanding stock, which completed the authorization.

On October 24, 2013, our Board of Directors authorized a common stock repurchase program, expiring on February 10, 2014, of up to $30.0 million of our outstanding common stock (October 2013 Stock Repurchase Program). We made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, our Board of Directors authorized a common stock repurchase program of up to $50.0 million of our outstanding common stock (February 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended June 30, 2014, we repurchased 1,657,919 shares for $50.0 million at an average price of $30.16 per share, which completed the authorization under the February 2014 Stock Repurchase Program. The share and per share data for the repurchases are reflective of the two-for-one stock split distributed on May 7, 2014.

On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of our outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended September 30, 2015, we repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, our Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, our Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of our outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of December 31, 2015 no shares have been repurchased under the October 2015 Stock Repurchase Program.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. We warrant that we will replace defective items for a period of one year from the date of shipment to the distributor. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channel at any time. We are not aware of significant changes in the levels of inventory in distribution channels at December 31, 2015 compared to inventory levels at December 31, 2014. Significant increases in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

On occasion, we may need to replace a distributor. Historically, we have had little difficulty replacing a distributor and have experienced little or no disruption to operations or liquidity. We believe that in the event we need to replace a distributor, it would not have an adverse effect on our profitability or liquidity.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, and regularly monitor the adequacy of the warranty reserve. During the year ended December 31, 2015, we paid approximately $7.2 million to settle surface flaking claims against the warranty reserve, which had a material adverse effect on cash flow from operations. We estimate that the number of claims received will decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Indebtedness. On November 20, 2014, we entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) with Branch Banking and Trust Company (BB&T), as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. and Bank of America, N.A., each as a Lender, and BB&T Capital Markets, as Lead Arranger. The Second Amended Credit Agreement amended and restated the Amended and Restated Credit Agreement dated as of January 6, 2012 by and among us, as borrower; BB&T as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and Collateral Agent; and BB&T Capital Markets, as Lead Arranger, and as further amended (Prior Credit Agreement). Under the Prior Credit Agreement, BB&T and Wells Fargo provided us with one or more revolving loans in a collective maximum principal amount of $100 million. The Second Amended Credit Agreement terminated the Revolver Notes and Swing Advance Note under the Prior Credit Agreement. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

The Second Amended Credit Agreement provides us with one or more revolving loans (Revolver Loans) in a maximum principal amount of $150 million from January 1 through June 30 of each year and a maximum principal amount of $100 million from July 1 through December 31 of each year (Revolving Loan Limit) throughout the term, which ends November 20, 2019.

Included within the Revolving Loan Limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing advances in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolver Loans, the Letter of Credit Facility and the Swing Advance loans are for the purpose of raising working capital and supporting general business operations. We are not obligated to borrow any amount under the Revolving Loan Limit. Additionally, within the Revolving Loan Limit, we may borrow, repay, and reborrow, at any time or from time to time while the Second Amended Credit Agreement is in effect.

Base Rate Advances, as defined in the Second Amended Credit Agreement, under the Revolver Loans and the Swing Advances accrue interest at the Base Rate plus the Applicable Margin, as defined in the Second Amended Credit Agreement, and Euro-dollar Advances for the Revolver Loans and Swing Advances accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin, as defined in the Second Amended Credit Agreement. Repayment of all then outstanding principal, interest, fees and costs is due on November 20, 2019.

We will reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application or (ii) one business day after the payment under such Letter of Credit by BB&T.

The Second Amended Credit Agreement is secured by interest in real property owned by us and certain collateral (as described in the Second Amended and Restated Security Agreement and Intellectual Property Security Agreement).

At December 31, 2015, we had $7.0 million of outstanding borrowings under the Revolver Loans, with an interest rate of 1.39%, and additional available borrowing capacity of approximately $93.0 million.

On January 12, 2016, the Company entered into a Third Amended and Restated Credit Agreement and also the First Amendment to the Third Amended and Restated Credit Agreement (together, the Third Amended Credit Agreement) with Bank of America, N.A. (BOA) as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders including Citibank, N.A., Capital One, N.A., and SunTrust Bank (collectively, Lenders) arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. The Third Amended Credit Agreement amended and restated the Second Amended Credit Agreement.

Under the Third Amended Credit Agreement, the Lenders agree to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. Included within the revolving loan limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing line loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The revolving loans, the letter of credit facility and the swing line loans are for the purpose of funding working capital needs and supporting general business operations.

The Company has the option to select interest rates for each loan request at the Base Rate or Eurodollar Rate. Base rate loans under the revolving loans and the swing line loans accrue interest at the Base Rate plus the Applicable Rate. Eurodollar Rate Loans for the revolving loans and swing line loans accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus 1.0%.

Repayment of all then outstanding principal, interest, fees and costs is due on January 12, 2021.

The Company shall reimburse BOA for all amounts payable, including interest, under a letter of credit at the earlier of (i) the date set forth in the application, or (ii) one business day after the payment under such letter of credit by BOA.

The Third Amended Credit Agreement is secured by property with respect to which liens in favor of the Administrative Agent, for the benefit of itself and the other holders of the obligations, are purported to be granted pursuant to and in accordance with the terms of the collateral documents as referenced in the Third Amended Credit Agreement.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants, we are required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in the Second Amended Credit Agreement at December 31, 2015. Under the Second Amended Credit Agreement and the Third Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio is not permitted to be less than 1.5 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended September 30, 2014.

(b)	Consolidated Debt to Consolidated EBITDA Ratio – The Consolidated Debt to Consolidated EBITDA Ratio is not permitted to exceed 3.0 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date).

Failure to comply with the financial covenants could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. The following tables show, as of December 31, 2015, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase commitments (1)	31,741	21,137	10,604	—	—
Operating leases	63,799	8,581	25,268	11,954	17,996

Total contractual cash obligations	$95,540	$29,718	$35,872	$11,954	$17,996

(1)	Purchase commitments represent supply contracts with raw material vendors. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We made capital expenditures of $23.3 million in 2015 primarily for equipment for our specialty materials operation and other manufacturing productivity improvements and cost reduction and business support activities. We currently estimate that capital expenditures in 2016 will be approximately $25 million. Capital expenditures in 2016 are expected to be used primarily to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

We believe that cash on hand, cash flows from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to enable us to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet other cash requirements and maintain compliance with terms of our debt agreements for at least the next 12 months. We currently expect to fund future capital expenditures from operations and borrowings under the revolving credit facility. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex and new market developments and opportunities. Our ability to meet our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure to negotiate amendments to our existing debt agreements to resolve any future noncompliance with financial covenants could adversely affect our liquidity by reducing access to revolving credit borrowings needed primarily to fund seasonal borrowing needs. We may determine that it is necessary or desirable to obtain financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to our business plan. Debt financing would increase our level of indebtedness, while equity financing would dilute the ownership of our stockholders. There can be no assurance as to whether, or as to the terms on which, we would be able to obtain such financing, which would be restricted by covenants contained in our existing debt agreements.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in Note 2 to the Consolidated Financial Statements in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2015, we had $7.0 million of debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity based on balances outstanding at December 31, 2015.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2015.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-23 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2015, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 23, 2016	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Principal Executive Officer)

February 23, 2016	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks Vice President and Chief Financial Officer (Principal Financial Officer)

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

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Trex Company, Inc. and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2016 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2015 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company appear on pages F-2 through F-23 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-28

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.3	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description

4.4	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.5	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.6	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.7	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.8	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.
4.9	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.10	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.11	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.12	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

4.13	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement Dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference.

Exhibit Number	Exhibit Description

4.14	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.15	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.16	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.17	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.18	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.
4.19	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.20	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.21	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.22	Intellectual Property Security Agreement, dated November 20, 2014, by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended and Restated Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.23	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer ; and certain other

Exhibit Number	Exhibit Description

lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.24	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.25	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.26	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.27	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.
4.28	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.29	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.30	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

Exhibit Number	Exhibit Description

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **
10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.12	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and and incorporated herein by reference. **

10.13	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.14	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.15	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.16	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.17	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description

10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.21	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.22	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.
10.25	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.26	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.27	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.28	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.29	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

Exhibit Number	Exhibit Description

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-28

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm

On the Audited Consolidated Financial Statements

The Board of Directors and Stockholders

Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 23, 2016

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,995	$9,544
Accounts receivable, net	47,386	36,391
Inventories	23,104	23,747
Prepaid expenses and other assets	13,409	6,288
Deferred income taxes	9,136	9,271

Total current assets	99,030	85,241

Property, plant and equipment, net	100,924	98,716
Goodwill and other intangibles	10,526	10,534
Other assets	1,518	1,333

Total Assets	$211,998	$195,824

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,733	$20,050
Accrued expenses	28,891	20,660
Accrued warranty	6,825	8,744
Line of Credit	7,000	—

Total current liabilities	60,449	49,454
Deferred income taxes	4,597	3,708
Non-current accrued warranty	26,698	25,097
Other long-term liabilities	3,791	4,180

Total Liabilities	95,535	82,439

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,819,259 and 34,800,552 shares issued and 30,904,530 and 32,020,123 shares outstanding at December 31, 2015 and 2014, respectively	348	348
Additional paid-in capital	116,947	116,740
Retained earnings	119,395	71,297
Treasury stock, at cost, 3,914,729 and 2,780,429 shares at December 31, 2015 and 2014, respectively	(120,227)	(75,000)

Total Stockholders’ Equity	116,463	113,385

Total Liabilities and Stockholders’ Equity	$211,998	$195,824

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except share and per share data)
Net sales	$440,804	$391,660	$342,511
Cost of sales	285,935	251,464	243,893

Gross profit	154,869	140,196	98,618
Selling, general and administrative expenses	77,463	72,370	73,967

Income from operations	77,406	67,826	24,651
Interest expense, net	619	878	602

Income before income taxes	76,787	66,948	24,049
Provision (benefit) for income taxes	28,689	25,427	(10,549)

Net income	$48,098	$41,521	$34,598

Basic earnings per common share	$1.53	$1.28	$1.03

Basic weighted average common shares outstanding	31,350,542	32,319,649	33,589,682

Diluted earnings per common share	$1.52	$1.27	$1.01

Diluted weighted average common shares outstanding	31,682,509	32,751,074	34,273,502

Comprehensive income	$48,098	$41,521	$34,598

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2012	$34,020,986	$343	$98,465	$(4,822)	—	—	$93,986
Net income	—	—	—	34,598	—	—	34,598
Employee stock purchase and option plans	542,670	3	4,029	—	—	—	4,032
Shares withheld for taxes on share-based payment awards	(58,730)	—	(6,277)	—	—	—	(6,277)
Stock-based compensation	93,198	—	3,811	—	—		3,811
Excess tax benefits from stock compensation	—	—	1,466	—	—		1,466
Shares repurchased under our publicly announced share repurchase programs	(1,122,510)	—	—	—	1,122,510	(25,000)	(25,000)

Balance, December 31, 2013	33,475,614	346	101,494	29,776	1,122,510	(25,000)	106,616

Net income	—	—	—	41,521	—	—	41,521
Employee stock purchase and option plans	133,133	1	746	—	—	—	747
Shares withheld for taxes on share-based payment awards	(36,610)	—	(3,189)	—	—	—	(3,189)
Stock-based compensation	105,905	1	4,806	—	—	—	4,807
Excess tax benefits from stock compensation	—	—	12,883	—	—	—	12,883
Shares repurchased under our publicly announced share repurchase programs	(1,657,919)	—	—	—	1,657,919	(50,000)	(50,000)

Balance, December 31, 2014	32,020,123	348	116,740	71,297	2,780,429	(75,000)	113,385

Net income	—	—	—	48,098	—	—	48,098
Employee stock purchase and option plans	113,996	1	314	—	—	—	315
Shares withheld for taxes on share-based payment awards	(115,453)	(1)	(8,085)	—	—	—	(8,086)

Stock-based compensation	20,164	—	4,861	—	—	—	4,861
Excess tax benefits from stock compensation	—	—	3,117	—	—	—	3,117
Shares repurchased under our publicly announced share repurchase programs	(1,134,300)	—	—	—	1,134,300	(45,227)	(45,227)

Balance, December 31, 2015	30,904,530	$348	$116,947	$119,395	3,914,729	$(120,227)	$116,463

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities
Net income	$48,098	$41,521	$34,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,384	15,204	16,255
Deferred income taxes	1,024	3,574	(12,698)
Stock-based compensation	4,861	4,807	3,811
Loss on disposal of property, plant and equipment	649	158	587
Excess tax benefits from stock compensation	(3,147)	(12,898)	(1,466)
Other non-cash adjustments	(271)	(245)	(337)
Changes in operating assets and liabilities:
Accounts receivable	(10,995)	867	(10,844)
Inventories	643	(1,319)	(4,907)
Prepaid expenses and other assets	905	(624)	(213)
Accounts payable	(2,317)	5,159	3,731
Accrued expenses and other liabilities	7,554	(7,535)	15,173
Income taxes receivable/payable	1,246	9,973	1,518

Net cash provided by operating activities	62,634	58,642	45,208

Investing Activities
Expenditures for property, plant and equipment	(23,333)	(12,974)	(13,060)
Proceeds from sales of property, plant and equipment	35	66	176
Purchase of acquired company, net of cash acquired	(31)	(44)	—
Notes receivable, net	—	79	187

Net cash used in investing activities	(23,329)	(12,873)	(12,697)

Financing Activities
Financing costs	(3)	(453)	(119)
Borrowings under line of credit	225,500	143,000	74,500
Principal payments under line of credit	(218,500)	(143,000)	(79,500)
Repurchases of common stock	(53,313)	(53,189)	(31,277)
Proceeds from employee stock purchase and option plans	315	747	4,032
Excess tax benefits from stock compensation	3,147	12,898	1,466

Net cash used in financing activities	(42,854)	(39,997)	(30,898)

Net (decrease) increase in cash and cash equivalents	(3,549)	5,772	1,613
Cash and cash equivalents at beginning of year	9,544	3,772	2,159

Cash and cash equivalents at end of year	$5,995	$9,544	$3,772

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$625	$520	$348
Cash paid for income taxes, net	$26,327	$11,919	$672

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiary, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company manufactures and distributes wood/plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company operates in a single reportable segment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L. (TWPE). Intercompany accounts and transactions have been eliminated in consolidation.

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (Denplax), a venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2015.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2015, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for payment discounts and doubtful accounts. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. There was no valuation allowance recorded as of December 31, 2015 and 2014.

In the years ended December 31, 2015, 2014 and 2013, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2015, one customer of the Company represented approximately 27% of the Company’s net sales. For the year ended December 31, 2014, one customer of the Company represented approximately 24% of the Company’s net sales. For the year ended December 31, 2013, one customer of the Company represented approximately 28% of the Company’s net sales. As of December 31, 2015, three customers represented 31%, 13%, and 13%, respectively, of the Company’s accounts receivable balance.

Approximately 35%, 38%, and 44% of the Company’s materials purchases for the years ended December 31, 2015, 2014 and 2013, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or LIFO, method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2015, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $23.2 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

A majority of the Company’s products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the reclaimed material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the costs of the raw material components of the material.

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

The Company reviews its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets. If the estimated cash flows are less than the carrying amount of the long-lived assets, the assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future. As a result, the carrying amount of long-lived assets could be reduced in the future. Long-lived assets held for sale are stated at the lower of cost or fair value less cost to sell.

Fair Value Measurement

Assets and liabilities measured at fair value are measured at the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classified into one of the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 – Valuations derived from management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

As of December 31, 2015, the Company’s assets held for sale are the only assets measured at Level 3 of the fair value hierarchy.

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The lease obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2015, the Company has executed subleases for 49,756 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During 2014, the Company recorded $1.5 million in charges due to downward revisions of its estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014. During 2015, the Company recorded $0.2 million in charges due to revisions of its estimates.

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

For the years ended December 31, 2015, 2014 and 2013, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2015, the Company had goodwill of $10.5 million that is reviewed annually for impairment.

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

At December 31, 2013, the Company determined that more likely than not it will realize most of its deferred tax assets and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits it estimates will expire before they are realized. As of December 31, 2015, the Company continues to have a valuation allowance of $4.6 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, research and development costs were $1.5 million, $2.3 million and $2.9 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2015 and December 31, 2014, $77,000 and $0.5 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2015, 2014 and 2013, branding expenses, including advertising expenses as described above, were $23.4 million, $20.8 million and $20.9 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2015 and 2014.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of the standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company intends to adopt the new standard in accordance with the deferred effective date. The methods of adoption provided for in the new standard are the retrospective method and the cumulative effect method. Under the retrospective method, an entity is required to restate each period before the date of initial application that is presented in the financial statements. Under the cumulative effect method an entity applies the new standard as of the date of initial application, without restatement of comparative period amounts. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and footnote disclosures and has not yet selected a method of adoption.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” The new standard requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard is effective for public business entities in financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The guidance may be adopted on either a prospective or retrospective basis. The Company has not yet selected a method of adoption. The Company does not believe adoption of the new standard will have a material impact on its financial position.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2015	2014
Finished goods	$24,961	$32,756
Raw materials	21,384	16,290

Total FIFO (first-in, first out) inventories	46,345	49,046
Reserve to adjust inventories to LIFO value	(23,241)	(25,299)

Total LIFO inventories	$23,104	$23,747

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2013 or 2014. There was an inventory reduction in 2015. However, the impact on the Company’s cost of sales was not material due the fact that the historical costs expensed during 2015 closely approximated the current year costs.

4.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2015	2014
Assets held for sale	$6,154	$—
Income tax receivable	5,134	3,263
Prepaid expenses	1,209	1,117
Other	912	1,908

Total prepaid expenses and other assets	$13,409	$6,288

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2015	2014
Building and improvements	$47,209	$50,394
Machinery and equipment	210,880	203,496
Furniture and fixtures	2,221	2,237
Forklifts and tractors	7,607	6,052
Computer equipment	9,575	8,120
Construction in process	11,032	6,707
Land	8,532	8,858

Total property, plant and equipment	297,056	285,864
Accumulated depreciation	(196,132)	(187,148)

Total property, plant and equipment, net	$100,924	$98,716

The Company had construction in process as of December 31, 2015 of approximately $11.0 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2016.

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 totaled $14.3 million, $14.8 million and $15.9 million, respectively.

During December 2015, the Company reclassified all the long-lived assets located at the idle Olive Branch, Mississippi facility (Olive Branch assets) from property, plant and equipment, net, to assets held for sale. The transfer to a held for sale category was due to the signing of letters of intent to sell certain of the Olive Branch assets. Upon transfer during December 2015, the Company measured the Olive Branch assets at the lower of their carrying amount or fair value less cost to sell, and recognized a loss of $0.5 million, which is reported in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income. At December 31, 2015, $6.2 million is reported in “Prepaid expenses and other assets” in the Consolidated Balance Sheet related to the Olive Branch assets. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings and, as of the date of this report, continues to own approximately 62 acres of undeveloped land.

6.	FAIR VALUE MEASUREMENT

The Company’s assets measured at fair value are summarized in the following table and consist of assets held for sale. Fair value is determined based on management’s best estimate of market participants’ pricing of the assets, including input from broker and industry specialists, and considers the condition of the assets (in thousands):

	Total Fair Value Measurement December 31, 2015	Level 1	Level 2	Level 3
Assets held for sale	$4,414	$—	$—	$4,414

The remaining assets held for sale are recorded at cost as the fair value exceeded the cost at December 31, 2015.

7.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2015	2014
Accrued sales and marketing costs	$11,928	$5,963
Accrued compensation and benefits	11,217	9,201
Accrued manufacturing costs	1,732	1,307
Accrued rent obligations	664	1,372
Other	3,350	2,817

Total accrued expenses	$28,891	$20,660

8.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2014, the Company had no outstanding indebtedness, and the interest rate on the revolving credit facility was 1.30%. At December 31, 2015, the Company had $7.0 million of outstanding indebtedness, and the interest rate on the revolving credit facility was 1.39%.

Revolving Credit Facility

Indebtedness through December 31, 2015. On November 20, 2014, the Company entered into a Second Amended and Restated Credit Agreement (Second Amended Credit Agreement) with Branch Banking and Trust Company (BB&T), as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. and Bank of America, N.A., each as a Lender, and BB&T Capital Markets, as Lead Arranger. The Second Amended Credit Agreement amended and restated the Amended and Restated Credit Agreement (Prior Credit Agreement) dated as of January 6, 2012 by and among the Company, as borrower; BB&T as Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger, and as further amended. Under the Prior Credit Agreement, BB&T and Wells Fargo provided the Company with one or more revolving loans in a collective maximum principal amount of $100 million. The Second Amended Credit Agreement terminated the Revolver Notes and Swing Advance Notes under the Prior Credit Agreement. No additional fees were due or owing as a result of the termination of the aforementioned agreements.

The Second Amended Credit Agreement provides the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year and a maximum principal amount of $100 million from July 1 through December 31 of each year (Revolving Loan Limit) throughout the term, which ends November 20, 2019.

Included within the Revolving Loan Limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing advances in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolver Loans, the Letter of Credit Facility and the Swing Advance loans are for the purpose of raising working capital and supporting general business operations. The Company is not obligated to borrow any amount under the Revolving Loan Limit. Additionally, within the Revolving Loan Limit, the Company may borrow, repay, and reborrow, at any time or from time to time while the Second Amended Credit Agreement is in effect.

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

The Company shall reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application, or (ii) one business day after the payment under such Letter of Credit by BB&T.

The Second Amended Credit Agreement is secured by interest in real property owned by us and certain collateral (as described in the Second Amended and Restated Security Agreement and Intellectual Property Security Agreement).

At December 31, 2015, the Company had $7.0 million of outstanding borrowings under the Revolver Loans and additional available borrowing capacity of approximately $93.0 million.

Indebtedness after December 31, 2015. On January 12, 2016, the Company entered into a Third Amended and Restated Credit Agreement and also the First Amendment to the Third Amended and Restated Credit Agreement (together, the Third Amended Credit Agreement) with Bank of America, N.A. (BOA) as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders including Citibank, N.A., Capital One, N.A., and SunTrust Bank (collectively, Lenders) arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. The Third Amended Credit Agreement amended and restated the Second Amended Credit Agreement.

Under the Third Amended Credit Agreement, the Lenders agree to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. Included within the revolving loan limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing line loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The revolving loans, the letter of credit facility and the swing line loans are for the purpose of funding working capital needs and supporting general business operations.

The Company has the option to select interest rates for each loan request at the Base Rate or Eurodollar Rate. Base rate loans under the revolving loans and the swing line loans accrue interest at the Base Rate plus the Applicable Rate. Eurodollar Rate Loans for the revolving loans and swing line loans accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate. The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus 1.0%. The Applicable Rate means the following percentages per annum, based upon the Consolidated Debt to Consolidated EBITDA Ratio as set forth in the most recent Compliance Certificate received by the Administrative Agent as set forth in the Third Amended Credit Agreement:

Pricing Tier	Consolidated Debt to Consolidated EBITDA Ratio	Eurodollar Rate Loans /Letter of Credit Fee	Base Rate Loans	Commitment Fee
1	≥ 2.50: 1.00	1.90%	0.90%	0.30%
2	< 2.50: 1.00 but ≥2.00: 1.00	1.65%	0.65%	0.25%
3	< 2.00: 1.00 but ≥1.50: 1.00	1.40%	0.40%	0.20%
4	< 1.50: 1.00	1.15%	0.15%	0.15%

Repayment of all then outstanding principal, interest, fees and costs is due on January 12, 2021.

The Company shall reimburse BOA for all amounts payable, including interest, under a letter of credit at the earlier of (i) the date set forth in the application, or (ii) one business day after the payment under such letter of credit by BOA.

The Third Amended Credit Agreement is secured by property with respect to which liens in favor of the Administrative Agent, for the benefit of itself and the other holders of the obligations, are purported to be granted pursuant to and in accordance with the terms of the collateral documents as referenced in the Third Amended Credit Agreement.

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on its ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants, the Company is required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The Company was in compliance with all covenants contained in Second Amended Credit Agreement at December 31, 2015. Under the Second Amended Credit Agreement and the Third Amended Credit Agreement, the material financial covenants and restrictions are as follows:

(a)	Fixed Charge Coverage Ratio – The Fixed Charge Coverage Ratio is not permitted to be less than 1.5 to 1.0, measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended September 30, 2014.

(b)	Consolidated Debt to Consolidated EBITDA Ratio – The Consolidated Debt to Consolidated EBITDA Ratio is not permitted to exceed 3.0 to 1.0 measured as of the end of each Fiscal Quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date).

Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

9.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income	$48,098	$41,521	$34,598

Denominator:
Basic weighted average shares outstanding	31,350,542	32,319,649	33,589,682
Effect of dilutive securities:
SARS and options	197,299	262,730	510,706
Restricted stock	134,668	168,695	173,114

Diluted weighted average shares outstanding	31,682,509	32,751,074	34,273,502

Basic earnings per share	$1.53	$1.28	$1.03

Diluted earnings per share	$1.52	$1.27	$1.01

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2015	2014	2013
Restricted stock and stock options	501	2,633	118,596
Stock appreciation rights	5,828	1,969	73,154

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

Stock Repurchase Programs

On August 1, 2013, our Board of Directors authorized a common stock repurchase program of up to $25 million of our outstanding common stock (August 2013 Stock Repurchase Program), During the three months ended September 30, 2013, the Company repurchased $25 million of its outstanding common stock, which completed the authorization.

On October 24, 2013, the Board of Directors authorized a common stock repurchase program, expiring on February 10, 2014, of up to $30 million of our outstanding common stock (October 2013 Stock Repurchase Program). The Company made no repurchases under the October 2013 Stock Repurchase Program before it expired.

On February 19, 2014, the Board of Directors authorized a common stock repurchase program of up to $50 million of the company’s outstanding common stock (February 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended June 30, 2014, the Company repurchased 1,657,919 shares for $50.0 million at an average price of $30.16 per share, which completed the authorization under the February 2014 Stock Repurchase Program. The share and per share data for the repurchases are reflective of the two-for-one stock split distributed on May 7, 2014.

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended September 30, 2015, the Company repurchased 1,134,000 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of December 31, 2015 no shares have been repurchased under the October 2015 Stock Repurchase Program.

10.	STOCK-BASED COMPENSATION

On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (Plan), which was previously approved by the Board of Directors on February 19, 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan, as previously disclosed. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000, an increase of 60,000 shares from the previous plan and adjusted to reflect the two-for-one stock split distributed on May 7, 2014.

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Time-based restricted stock	$2,704	$2,974	$2,461
Performance-based restricted stock	1,562	727	—
Stock appreciation rights	525	1,035	1,251
Employee stock purchase plan	70	71	99

Total stock-based compensation	$4,861	$4,807	$3,811

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock

The fair value of time-based restricted stock is determined based on the closing price of the Company’s shares on the grant date. Shares of time-based restricted stock vest based on the terms of the awards. Unvested time-based restricted stock is generally forfeitable upon termination of a holder’s service as an employee unless the individual’s service is terminated due to retirement, death or permanent disability. The total fair value of time-based restricted shares vested for the years ended December 31, 2015, 2014 and 2013 was $9.8 million, $3.9 million, and $3.1 million, respectively. At December 31, 2015, there was $1.6 million of total compensation expense related to unvested time-based restricted stock remaining to be recognized over a weighted-average period of approximately 1.3 years.

Time-based restricted stock activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2012	429,370	$12.08
Granted	94,030	$22.21
Vested	(139,594)	$22.28
Forfeited	(832)	$16.16

Nonvested at December 31, 2013	382,974	$13.78
Granted	66,511	$32.70
Vested	(116,641)	$33.73
Forfeited	(3,282)	$16.61

Nonvested at December 31, 2014	329,562	$18.89
Granted	57,598	$43.81
Vested	(230,704)	$42.37
Forfeited	(48,549)	$20.20

Nonvested at December 31, 2015	107,907	$29.43

Performance-based Restricted Stock

In 2014, the Company began granting performance-based restricted stock in addition to the time-based restricted stock it previously granted. The fair value of performance-based restricted stock is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock is generally forfeitable upon termination of a holder’s service as an employee unless the individual’s service is terminated due to retirement, death or permanent disability. The performance-based restricted shares have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2015, there was $0.6 million of total compensation expense related to unvested performance-based restricted stock remaining to be recognized over a weighted-average period of approximately 1.5 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2014	42,676	$33.72
Granted	34,638	$43.89
Vested	(35,679)	$41.91
Forfeited	(12,538)	$38.12

Nonvested at December 31, 2015	29,097	$39.38

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

As of December 31, 2015, there was $0.2 million of unrecognized compensation cost related to SARs expected to be recognized over a weighted-average period of approximately 0.4 years. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2015, 2014 and 2013, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	0%	0%	0%
Average risk-free interest rate	1.6%	1.7%	0.7%
Expected term (years)	5	5	5
Expected volatility	42.9%	52.6%	63.7%

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

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the year ended December 31, 2015 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

The forfeiture rate is the estimated percentage of equity awards granted that are expected to be forfeited or canceled before becoming fully vested. The Company estimates forfeitures based on historical experience with further consideration given to the class of employees to whom the equity awards were granted.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2015, 2014 and 2013 was $16.26, $17.78, and $11.67, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2015
Outstanding at December 31, 2012	1,374,380	$9.28
Granted	121,176	$21.95
Exercised	(749,334)	$7.70
Canceled	(7,028)	$13.10

Outstanding at December 31, 2013	739,194	$12.93
Granted	3,866	$37.88
Exercised	(218,826)	$10.96
Canceled	(8,404)	$4.74

Outstanding at December 31, 2014	515,830	$13.98
Granted	15,585	$41.19
Exercised	(263,626)	$13.86
Canceled	(5,712)	$21.94

Outstanding at December 31, 2015	262,077	$13.13	5.7	$5,948,519
Vested at December 31, 2015	229,415	$13.34	5.3	$5,670,343
Exercisable at December 31, 2015	229,415	$13.34	5.3	$5,670,343

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 600,000, adjusted to reflect the two-for-one stock split distributed on May 7, 2014. Through December 31, 2015, employees had purchased approximately 415,000 shares under the plan.

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

Stock option activity under the Plan and all predecessor stock incentive plans is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2015
Outstanding at December 31, 2012	241,276	$20.19
Granted	—	$—
Exercised	(186,968)	$24.92
Canceled	(12,020)	$18.16

Outstanding at December 31, 2013	42,288	$20.05
Granted	—	$—
Exercised	(27,942)	$35.73
Canceled	(1,188)	$17.92

Outstanding at December 31, 2014	13,158	$23.36
Granted	—	$—
Exercised	(13,158)	$50.37
Canceled	—	$—

Outstanding at December 31, 2015	—	$—	—	$—
Vested at December 31, 2015	—	$—	—	$—
Exercisable at December 31, 2015	—	$—	—	$—

11.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2015 were as follows (in thousands):

Year Ending December 31,
2016	$8,581
2017	9,013
2018	8,683
2019	7,573
2020	6,032
Thereafter	23,917

Total minimum lease payments	$63,799

For the years ended December 31, 2015, 2014 and 2013, the Company recognized rental expenses of approximately $7.7 million, $7.5 million and $6.5 million, respectively.

For information related to the Company’s reconsidered corporate headquarters lease agreement, see Note 14.

12.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $2.2 million, $2.0 million and $1.8 million for the years ended December 31, 2015, 2014 and 2013.

13.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax provision:
Federal	$25,105	$18,722	$1,745
State	2,560	3,131	404

	27,665	21,853	2,149

Deferred income tax provision (benefit):
Federal	987	3,118	(11,182)
State	37	456	(1,516)

	1,024	3,574	(12,698)

Total income tax provision (benefit)	$28,689	$25,427	$(10,549)

The income tax provision (benefit) differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S. Federal statutory taxes	$26,876	$23,432	$8,417
State and local taxes, net of U.S. Federal benefit	2,806	2,856	1,061
Permanent items	1,308	249	225
Domestic production activities deduction	(2,262)	(1,117)	—
Federal credits	(328)	(214)	(566)
Other	172	(43)	244
Increase (decrease) in valuation allowance	117	264	(19,930)

Total income tax provision (benefit)	$28,689	$25,427	$(10,549)

Deferred tax assets and liabilities as of December 31, 2015 and 2014 consist of the following (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating losses	$138	$347
Warranty reserve	12,904	13,032
Stock-based compensation	1,554	2,931
Accruals not currently deductible and other	6,195	5,221
Inventories	4,406	4,437
State tax credit carryforwards	4,350	4,050

Gross deferred tax assets, before valuation allowance	29,547	30,018
Valuation allowance	(4,582)	(4,465)

Gross deferred tax assets, after valuation allowance	24,965	25,553

Deferred tax liabilities:
Depreciation and other	(20,426)	(19,990)

Gross deferred tax liabilities	(20,426)	(19,990)

Net deferred tax asset	$4,539	$5,563

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

During 2013, the Company realized $9.1 million of deferred tax assets previously reserved under a valuation allowance. Additionally, as a result of all positive and negative evidence available as of December 31, 2013, the Company determined that it would realize the majority of its remaining deferred tax asset and, as a result, reversed the valuation allowance against all but a few specific items primarily related to state tax credits it estimates will expire before they are realized resulting in a tax benefit of $10.9 million. As of December 31, 2015, the Company continues to have a valuation allowance of $4.6 million against these deferred tax assets. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company recognizes excess tax benefits for stock-based awards as an increase to additional paid-in capital only when realized. The Company realized $3.1 million of excess tax benefits during 2015 and, accordingly, recorded an increase to additional paid-in capital.

The Company has identified one uncertain tax position and accordingly, recorded a charge of $0.1 million during the period. The total liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective tax rates were $0.1 million at December 31, 2015. The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2015, the Company has accrued interest related to uncertain tax positions of $4,000 and accrued penalties related to uncertain tax positions of $14,000 in the consolidated balance sheets. The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2015, Federal tax years 2012 through 2015 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence. During the year ended December 31, 2014, the Company’s returns filed with the state of Michigan for tax years 2008 through 2011 were examined. No material adjustments resulted from the audit.

In September 2013, the Internal Revenue Service issued Treasury Decision 9636, which enacted final tax regulations regarding the capitalization and expensing of amounts paid to acquire, produce, or improve tangible property. The regulations also include guidance regarding the retirement of depreciable property. The regulations are required to be effective in taxable years beginning on or after January 1, 2014. The Company assessed the impact of the final regulations on its financial statements and there were no resulting material adjustments or changes.

14.	COMMITMENTS AND CONTINGENCIES

Legal Matters

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2015, the Company purchased substantially all of its reclaimed wood fiber requirements under purchase orders which do not involve long-term supply commitments. Substantially all of the Company’s scrap polyethylene purchases are under short-term supply contracts that average approximately one to two years, for which pricing is negotiated as needed.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2015, the Company has purchase commitments under material supply contracts of $21.1 million, $9.8 million, $0.7 million and $47,000 for the years ending December 31, 2016, 2017, 2018 and 2019, respectively.

The Company outsources the production of certain products to third-party manufacturers under supply contracts that committed the Company to purchase minimum levels for each year extending through 2015.

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company subsequently reconsidered and decided not to move its headquarters. The agreement obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of December 31, 2015, the Company has executed subleases for 49,756 square feet of the leased space and is currently marketing the remaining portion of the space to find a suitable tenant. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall. During 2014, the Company recorded $1.5 million in charges due to downward revisions of its estimate of future sublease receipts resulting from the departure of a subtenant that decided not to renew its sublease at the end of 2014. During 2015, the Company recorded $0.2 million in charges due to revisions of its estimates.

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

As of December 31, 2015, the minimum payments remaining under the Company’s lease over the years ending December 31, 2016, 2017, 2018, and 2019 are $1.9 million, $1.9 million, $2.0 million and $1.0 million, respectively. The net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2016, 2017, 2018, and 2019 are $1.1 million, $1.2 million, $1.3 million, and $0.7 million, respectively.

The following table provides information about the Company’s liability under the lease (in thousands):

	2015	2014
Beginning balance, January 1	$3,033	$1,787
Net rental payments	(1,352)	(403)
Accretion of discount	220	178
Increase in net estimated contract termination costs	205	1,471

Ending balance, December 31	$2,106	$3,033

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. Generally, this warranty period is 25 years for residential use and 10 years for commercial use, excluding TrexTrim™ and Trex Reveal® Railing, which have a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This additional warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

The Company continues to receive and settle surface flaking claims related to material produced at the Nevada facility prior to 2007 and maintains a warranty reserve to provide for the settlement of these claims. In 2009, the Company agreed to a settlement of a class action lawsuit covering the surface defect, stipulating its responsibilities with regard to such claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

To estimate the number of future paid claims, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from count history and the identification of factors influencing the claim counts, including the downward trend in received claims due to the passage of time since production of the suspect material.

A number of factors make estimates of the number of claims to be received and cost per claim inherently uncertain. The Company believes that production of the suspect material was confined to material produced from its Nevada facility prior to 2007, but is unable to determine the amount of suspect material produced or the exact time it takes for surface flaking to become evident in the suspect material and materialize as a claim. In addition, the Company is not aware of any analogous industry data that might be referenced in predicting future claims to be received. The number of surface flaking claims received peaked in 2009 in conjunction with the class action settlement and has declined each year thereafter.

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

During the third quarter of 2013, the number of claims received was significantly greater than the Company’s prior estimates. The Company believes that this unexpected increase in claims was due primarily to responses from homeowners to (1) communications made by the Company in July 2013 informing homeowners of potential hazards associated with decking products exhibiting surface flaking that are not timely replaced, and (2) public notices made subsequent to the August 2013 United States District Court, Northern District of California preliminary approval of a settlement agreement related to cases in which plaintiffs generally alleged certain defects in our products and alleged misrepresentations relating to mold growth. Due to the unfavorable claims experience during the three months ended September 30, 2013, the Company revised its estimate of the number of remaining future claims and recorded a $20 million increase to the warranty reserve.

During 2014, the number of claims received was lower than the Company’s expectations, while the average cost per claim was higher than the Company’s expectations for 2014. Based on claims activity experienced, the

Company revised its assumed future number of claims and average cost per claim. The revised assumptions did not result in a change to the Company’s reserve in 2014. The increase in the amount paid to settle surface flaking claims in 2014 compared to 2013 primarily resulted from the large number of claims received during the second half of 2013, as described above.

During 2015, both the number of claims received and the average cost per claim were slightly higher than expectations. As a result and after actuarial review, the Company revised its estimate and recorded an increase to the warranty reserve of $5.4 million during the third quarter of 2015. However, the number of surface flaking claims received continues to decline each year and amounts paid to settle such claims during 2015 were significantly lower than 2014. The Company believes that its reserve at December 31, 2015, is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liability to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flow. The Company estimates that the number of claims received will decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases to the warranty reserve and reduced earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.0 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2015	2014
Beginning balance, January 1	$31,419	$40,312
Changes in estimates related to pre-existing warranties	5,426	—
Settlements made during the period	(7,172)	(8,893)

Ending balance, December 31	$29,673	$31,419

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

15.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In thousands, except share and per share data)
Net sales	89,202	94,023	136,779	120,800	74,202	95,502	121,311	100,645
Gross profit	31,955	22,143	52,524	48,247	26,635	30,369	45,026	38,167
Net income	8,086	3,744	18,715	17,553	5,153	8,913	15,161	12,295
Basic net income per share	$0.26	$0.12	$0.59	$0.55	$0.16	$0.28	$0.46	$0.37
Basic weighted average common shares outstanding	30,766,943	31,227,643	31,735,333	31,683,672	31,641,963	31,606,264	32,898,288	33,128,676
Diluted net income per share	$0.26	$0.12	$0.58	$0.55	$0.16	$0.28	$0.46	$0.37
Diluted weighted average common shares outstanding	30,966,682	31,537,010	32,142,939	32,094,828	32,085,210	32,008,781	33,307,463	33,599,438

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

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2015:
Warranty reserve	$33,841	$8,515	$(8,834)	$33,522

Income tax valuation allowance	$4,465	$117	$—	$4,582

Year ended December 31, 2014:
Warranty reserve	$40,812	$3,774	$(10,745)	$33,841

Income tax valuation allowance	$4,201	$388	$(124)	$4,465

Year ended December 31, 2013:
Warranty reserve	$28,987	$20,000	$(8,175)	$40,812

Income tax valuation allowance	$24,131	$—	$(19,930)	$4,201

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 23, 2016	By:	/s/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 23, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ JAMES E. CLINE James E. Cline	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ RONALD W. KAPLAN Ronald W. Kaplan	Director

/s/ MICHAEL F. GOLDEN Michael F. Golden	Director

/s/ JAY M. GRATZ Jay M. Gratz	Director

/s/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/s/ RICHARD E. POSEY Richard E. Posey	Director

/s/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/s/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender, Letter of Credit Issuer and a Collateral Agent; Wells Fargo Capital Finance, LLC, as a Lender and a Collateral Agent; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.3	Revolver Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $55,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.4	Revolver Note dated January 6, 2012 payable by the Company to Wells Fargo Capital Finance, LLC in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.5	Swing Advance Note dated January 6, 2012 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.6	Amended and Restated Security Agreement dated as of January 6, 2012 between the Company, as debtor, and Branch Banking and Trust Company as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.7	Modification to Amended and Restated Credit Line Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

4.8	Deed of Trust, dated as of January 6, 2012, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Collateral Agent for Branch Banking and Trust Company and Wells Fargo Capital Finance, LLC, as Beneficiary relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 12, 2012 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.9	First Amendment dated February 26, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012 between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Amended Current Report on Form 8-K filed April 18, 2013 and incorporated herein by reference.

4.10	Revolver Note dated February 26, 2013 payable by Trex Company, Inc. to Branch Banking and Trust Company in the amount of the lesser of $67,500,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.11	Revolver Note dated February 26, 2013 payable to Trex Company, Inc. to Wells Fargo Capital Finance, LLC in the amount of the lesser of $57,500,000 or the outstanding revolver advances made by Wells Fargo Capital Finance, LLC. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 26, 2013 and incorporated herein by reference.

4.12	Second Amendment dated December 17, 2013 to Amended and Restated Credit Agreement dated as of January 6, 2012, as amended by a First Amendment dated February 26, 2013, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 19, 2013 and incorporated herein by reference.

4.13	Letter Agreement dated October 23, 2014 to Amended and Restated Credit Agreement Dated as of January 6, 2012, as amended, between the Company and Branch Banking and Trust Company, as a Lender and Administrative Agent, and Wells Fargo Capital Finance, LLC as a Lender. Filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 and incorporated herein by reference.

4.14	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.15	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.16	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.17	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.18	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.19	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch

Exhibit Number	Exhibit Description
Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.20	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.21	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.22	Intellectual Property Security Agreement, dated November 20, 2014, by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended and Restated Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.23	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer ; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.24	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.25	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.26	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.27	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.28	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.29	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.30	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.12	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.13	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.14	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.15	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.16	Form of Amendment and Restatement of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.17	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference.*, **

10.21	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.22	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.25	Form of Distributor Agreement of TREX Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.26	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.27	Deed of Lease, dated June 15, 2000, between TREX Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.28	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.29	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.*

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.