Form 10-Q
period 2016-03-31
TREX CO INC
filed 2016-05-10
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 15, 2016 was 29,331,033 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Net sales	$131,676	$120,800
Cost of sales	74,049	72,553

Gross profit	57,627	48,247
Selling, general and administrative expenses	20,612	20,593

Income from operations	37,015	27,654
Interest expense, net	572	137

Income before income taxes	36,443	27,517
Provision for income taxes	13,041	9,964

Net income	$23,402	$17,553

Basic earnings per common share	$0.79	$0.55

Basic weighted average common shares outstanding	29,697,722	31,683,672

Diluted earnings per common share	$0.78	$0.55

Diluted weighted average common shares outstanding	29,860,730	32,094,828

Comprehensive income	$23,402	$17,553

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,804	$5,995
Accounts receivable, net	156,325	47,386
Inventories	25,660	23,104
Prepaid expenses and other assets	5,706	13,409
Deferred income taxes	9,136	9,136

Total current assets	200,631	99,030
Property, plant and equipment, net	99,756	100,924
Goodwill and other intangibles	10,524	10,526
Other assets	1,784	1,518

Total assets	$312,695	$211,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,067	$17,733
Accrued expenses and other liabilities	25,777	28,891
Accrued warranty	6,825	6,825
Line of credit	141,500	7,000

Total current liabilities	191,169	60,449
Deferred income taxes	4,597	4,597
Non-current accrued warranty	25,715	26,698
Other long-term liabilities	3,666	3,791

Total liabilities	225,147	95,535

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,824,224 and 34,819,259 shares issued and 29,330,543 and 30,904,530 shares outstanding at March 31, 2016 and December 31, 2015, respectively	348	348
Additional paid-in capital	117,916	116,947
Retained earnings	142,797	119,395
Treasury stock, at cost, 5,493,681 and 3,914,729 shares at March 31, 2016 and December 31, 2015, respectively	(173,513)	(120,227)

Total stockholders’ equity	87,548	116,463

Total liabilities and stockholders’ equity	$312,695	$211,998

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$23,402	$17,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,829	3,636
Stock-based compensation	1,276	1,454
Gain on disposal of property, plant and equipment	(104)	—
Excess tax benefits from stock compensation	(363)	(1,035)
Changes in operating assets and liabilities:
Accounts receivable	(108,939)	(100,602)
Inventories	(2,556)	827
Prepaid expenses and other assets	(1,577)	888
Accounts payable	(666)	(7,265)
Accrued expenses and other liabilities	(11,327)	(5,666)
Income taxes receivable/payable	12,542	9,166

Net cash used in operating activities	(84,483)	(81,044)

Investing Activities
Expenditures for property, plant and equipment	(2,439)	(9,060)
Proceeds from sales of property, plant and equipment	4,249	—
Purchase of acquired company, net of cash acquired	—	(31)

Net cash provided by (used in) investing activities	1,810	(9,091)

Financing Activities
Borrowings under line of credit	148,500	84,000
Principal payments under line of credit	(14,000)	—
Repurchases of common stock	(53,968)	(2,015)
Financing costs	(485)	—
Proceeds from employee stock purchase and option plans	72	127
Excess tax benefits from stock compensation	363	1,035

Net cash provided by financing activities	80,482	83,147

Net decrease in cash and cash equivalents	(2,191)	(6,988)
Cash and cash equivalents, beginning of period	5,995	9,544

Cash and cash equivalents, end of period	$3,804	$2,556

Supplemental Disclosure:
Cash paid for interest	$248	$59
Cash paid for income taxes, net	$498	$799

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex®. The Company manufactures and distributes high-performance, low-maintenance wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. The Company operates in a single reportable segment.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which deferred the effective date of the standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company intends to adopt the new standard in accordance with the deferred effective date. The methods of adoption provided for in the new standard are the retrospective method and the cumulative effect method. Under the retrospective method, an entity is required to restate each period before the date of initial application that is presented in the financial statements. Under the cumulative effect method an entity applies the new standard as of the date of initial application, without restatement of comparative period amounts. The Company is currently assessing the impact of the adoption of this new standard on its consolidated financial statements and related note disclosures and has not yet selected a method of adoption.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” The new standard requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The new standard is effective in financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments in the ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted in any interim or annual period. The Company plans to adopt using the retrospective method. The Company does not believe adoption of the new standard will have a material impact on its financial position.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, excluding leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the new standard must be adopted using the modified retrospective transition method. The Company is currently assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The guidance in the ASU will require all income tax effects of share-based awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The new guidance also requires presentation of excess tax benefits as an operating activity in the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and requires application of a modified retrospective transition method. The new standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted in any annual or interim period for which financial statements have not been issued or made available for issuance. All provisions of the guidance must be adopted in the same period. The Company is currently evaluating the impact that adoption of the guidance will have on its consolidated financial statements and related disclosures.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$28,410	$24,961
Raw materials	20,495	21,384

Total FIFO (first-in, first-out) inventories	48,905	46,345
Reserve to adjust inventories to LIFO value	(23,245)	(23,241)

Total LIFO inventories	$25,660	$23,104

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. There were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2016 or 2015. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.

5.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Assets held for sale	$2,010	$6,154
Prepaid expenses	1,183	1,209
Income tax receivable	—	5,134
Other	2,513	912

Total prepaid expenses and other assets	$5,706	$13,409

In January 2016, the Company sold a portion of the Olive Branch facility that contained buildings for $4.2 million and, as of March 31, 2016, continues to own approximately 62 acres of undeveloped land which is classified as held for sale in prepaid expenses and other assets.

6.	FAIR VALUE MEASUREMENT

The Company’s assets measured at fair value are summarized in the following table and consist of properties held for sale. Fair value is determined based on management’s best estimate of market participants’ pricing of the properties, including input from broker and industry specialists, and considers the condition of the properties (in thousands):

	Total Fair Value Measurement March 31, 2016	Level 1	Level 2	Level 3
Assets held for sale	$2,010	$—	$—	$2,010

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Income taxes	$7,104	$—
Sales and marketing	6,956	11,928
Compensation and benefits	6,012	11,217
Manufacturing expenses	1,486	1,732
Rent obligations	593	664
Other	3,626	3,350

Total accrued expenses and other liabilities	$25,777	$28,891

8.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.

Revolving Credit Facility

Through January 11, 2016, the Company’s Second Amended and Restated Credit Agreement provided the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year, and a maximum principal amount of $100 million from July 1 through December 31 of each year.

On January 12, 2016, the Company entered into a Third Amended and Restated Credit Agreement, as amended, with Bank of America, N.A. as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and certain other lenders including Citibank, N.A., Capital One, N.A., and SunTrust. The Third Amended Credit Agreement, as amended, provides the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021.

The Company had $141.5 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $108.5 million at March 31, 2016.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2016, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2016 and December 31, 2015.

10.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income available to common shareholders	$23,402	$17,553

Denominator:
Basic weighted average shares outstanding	29,697,722	31,683,672
Effect of dilutive securities:
SARs and options	107,755	240,066
Restricted stock	55,253	171,090

Diluted weighted average shares outstanding	29,860,730	32,094,828

Basic earnings per share	$0.79	$0.55

Diluted earnings per share	$0.78	$0.55

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Stock appreciation rights	18,523	—

Stock Repurchase Programs

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. In 2015, the Company repurchased 1,134,000 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of March 31, 2016 the Company has repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

11.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of March 31, 2016, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

In 2015, the Company began issuing restricted stock units in lieu of restricted stock. Accordingly, time-based restricted stock units replaced time-based restricted stock and performance-based restricted stock units replaced performance-based restricted stock. The vesting terms of the restricted stock units are identical to the vesting provisions of the restricted stock.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the three months ended March 31, 2016. For SARs issued in the three months ended March 31, 2015 the assumptions shown in the following table were used:

Three Months Ended March 31, 2015
Weighted-average fair value of grants	$17.10
Dividend yield	0%
Average risk-free interest rate	1.7%
Expected term (years)	5
Expected volatility	44%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2016:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	47,218	$35.10
Performance-based restricted stock units (a)	44,611	$35.75

(a)	Includes 41,287 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2016, and an adjustment of 3,324 grants due to the actual performance level achieved for restricted stock awarded in 2015.

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three Months Ended March 31,
	2016	2015
Time-based restricted stock and restricted stock units	$616	$833
Performance-based restricted stock and restricted stock units	511	399
Stock appreciation rights	109	189
Employee stock purchase plan	40	33

Total stock-based compensation	$1,276	$1,454

Total unrecognized compensation cost related to unvested awards as of March 31, 2016 was $5.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

12.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 35.8% and 36.2% respectively, which resulted in expense of $13.0 million and $10.0 million, respectively.

The Company analyzes its deferred tax assets in each reporting period, considering all available positive and negative evidence, in determining the expected realization of those deferred tax assets. As of March 31, 2016, the Company maintains a valuation allowance of $4.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

During the three months ended March 31, 2016, the Company realized $0.4 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2016, Federal tax years 2012 through 2015 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

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

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The agreement obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of March 31, 2016, the Company has executed subleases for 49,756 square feet of the leased space and is currently marketing the remaining portion of the space to find suitable tenants. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall.

As of March 31, 2016, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2016, 2017, 2018, and 2019 are $1.4 million, $1.9 million, $2.0 million and $1.1 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2016, 2017, 2018 and 2019 are $0.9 million, $1.2 million, $1.3 million and $0.6 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2016	2015
Beginning balance, January 1	$2,106	$3,033
Net rental payments	(248)	(249)
Accretion of discount	40	59
Increase in net estimated contract termination costs	—	129

Ending balance, March 31	$1,898	$2,972

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use, excluding TrexTrim™ and Trex Reveal® Railing, which have a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the first quarter of 2016 was slightly higher than the Company’s expectations but lower than the claims received in the first quarter of 2015, continuing the declining trend of incoming claims. However, the average settlement cost per claim of $2,803 experienced in the 2016 quarter was 12% higher than the average settlement cost per claim experienced during the first quarter of 2015 and higher than the Company’s expectation for 2016. Continued settlement of claims at this elevated cost may require additional increases in the Company’s surface flaking reserve. However, the Company believes that its reserve at March 31, 2016 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.9 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2016	2015
Beginning balance, January 1	$29,673	$31,419
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(1,074)	(1,359)

Ending balance, March 31	$28,599	$30,060

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

The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Our products are provided in a wide selection of sizes and lengths and are available with several finishes and numerous colors. Trex products offer a number of significant aesthetic advantages over wood while providing a better alternative for many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. These qualities result in low-maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, fencing and trim installation, reduce contractor call-backs and afford customers a wide range of design options.

We offer the following products:

•	Three principal decking products comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective shell for enhanced protection against fading, staining, mold and scratching:

•	Trex Transcend®,

•	Trex Enhance®, and

•	Trex Select®;

•	Three principal railing products:

•	Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products, as well as other decking materials;

•	Trex Reveal® aluminum railing is available in three colors designed for consumers who want a sleek, contemporary look; and

•	Trex Select Railing offered in a white finish and is ideal for consumers who desire a simple clean finished look on their deck.

•	A porch product, Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories;

•	A fencing product, Trex Seclusions® consisting of structural posts, bottom rail, pickets, top rail and decorative post caps;

•	A low-maintenance cellular PVC residential exterior outdoor trim product, TrexTrim™ that offers exceptional workability, durability and visual appeal;

•	Our triple-coated steel deck framing system, Trex Elevations®, leverages the strength and dimensional stability of steel to create a flat surface for our decking and provides consistency and reliability that wood does not and is fire resistant; and

•	Two outdoor lighting systems, Trex DeckLighting™ and Trex Landscape Lighting™, that are energy-efficient LED dimmable deck lighting designed for use on posts, floors and steps.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights for the three months ended March 31, 2016:

•	Net sales of $131.7 million for the three months ended March 31, 2016 an increase of 9.0% compared to net sales of $120.8 million for the three months ended March 31, 2015.

•	Income before taxes of $36.4 million for the three-month period ended March 31, 2016, an increase of 32.4% compared to $27.5 million for the same period in 2015.

•	Net income of $23.4 million for the three-month period ended March 31, 2016, or $0.78 per diluted share, compared to $17.6 million, or $0.55 per diluted share, for the same period in 2015.

•	During the three months ended March 31, 2016, we repurchased 1,578,952 shares of our common stock under our October 2015 Stock Repurchase Program,

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

We launched our early buy program for the 2016 decking season in December 2015. The timing and terms of the 2016 program were generally consistent with the timing and terms of the 2015 program launched in December 2014. To qualify for early buy program incentives, customers must commit to the terms of the program which specify eligible products and quantities, order deadlines and available terms, discounts and rebates. There are no product return rights granted to our distributors except those granted pursuant to the warranty provisions of our agreements with distributors. In addition, our products are not susceptible to rapid changes in technology that may cause them to become obsolete. The early buy program can have a significant impact on our sales, receivables and inventory levels. Refer to the liquidity and capital resources section for further discussion of significant impacts on our receivables and inventory levels.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport reclaimed wood fiber, reclaimed polyethylene and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Product Warranty. We continue to receive and settle surface flaking claims related to material produced at our Nevada facility prior to 2007 and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the first quarter of 2016 was slightly higher than expectations but lower than the claims received in the first quarter of 2015, continuing the declining trend of incoming claims. However, the average settlement cost per claim of $2,803 experienced in the 2016 quarter was 12% higher than the average settlement cost per claim experienced during the first quarter of 2015 and higher than expectations for 2016. Continued settlement of claims at this elevated cost may require additional increases in the surface flaking reserve. However, we believe that our reserve at March 31, 2016 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2016	2015
Claims unresolved, beginning of period	2,500	2,872
Claims received (1)	485	583
Claims resolved (2)	(595)	(835)

Claims unresolved, end of period	2,390	2,620

Average cost per claim (3)	$2,803	$2,501

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents, for claims closed during the period, the average settlement cost of claims closed with payment (excludes claims closed without payment).

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the three months ended March 31, 2016 (2016 quarter) compared to the three months ended March 31, 2015 (2015 quarter).

Three Months Ended March 31, 2016 Compared To The Three Months Ended March 31, 2015

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$131,676	$120,800	$10,876	9.0%

Net sales in the 2016 quarter increased over the 2015 quarter due primarily to volume growth of our decking and railing products. Sales volume was positively impacted by customers taking advantage of the 2016 Early Buy program and favorable weather and economic conditions.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$74,049	$72,553	$1,496	2.1%
% of net sales	56.2%	60.1%
Gross profit	$57,627	$48,247	$9,380	19.4%
Gross margin	43.8%	39.9%

Gross profit as a percentage of net sales, gross margin, increased to 43.8% in the 2016 quarter from 39.9% in the 2015 quarter, an improvement of 390 basis points. Approximately 50% of the benefit was from lower raw material costs and cost improvement initiatives.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$20,612	$20,593	$19	0.1%
% of net sales	15.7%	17.0%

Total selling, general and administrative expenses in the 2016 quarter remained unchanged compared to the 2015 quarter. As a percentage of net sales, total selling, general and administrative expenses decreased 130 basis points in the 2016 quarter compared to the 2015 quarter. However, the personnel and management compensation component of selling, general and administrative expense increased $1.4 million, or 14.6%, during the 2016 quarter when compared to the 2015 quarter. This increase was offset by lower branding spend of approximately the same amount. The reduction in branding is timing related and will increase in the second quarter.

Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense	$572	$137	$435	317.5%
% of net sales	0.4%	0.1%

The increase in interest expense during the 2016 quarter compared to the 2015 quarter was due to a $57.5 million increase in outstanding borrowings and a 28.5 basis point increase in the related interest rate. The increase in borrowings was due to $54 million in stock repurchase activity related to our expanded share repurchase program and to support our seasonal working capital needs.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$13,041	$9,964	$3,077	30.9%
Effective tax rate	35.8%	36.2%

The effective tax rate for the 2016 quarter of 35.8% decreased by 40 basis points compared to the effective tax rate for the 2015 quarter. The decrease was due to Federal research and development tax credits available in the 2016 quarter that were not available in the 2015 quarter.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At March 31, 2016, we had $3.8 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(84,483)	$(81,044)
Net cash provided by (used in) investing activities	$1,810	$(9,091)
Net cash provided by financing activities	$80,482	$83,147

Net decrease in cash and cash equivalents	$(2,191)	$(6,988)

Operating Activities

Net cash used in operating activities increased $3.4 million in the 2016 quarter compared to the 2015 quarter. The increase was primarily due to an increase in accounts receivable of $8.3 million resulting from a $10.9 million increase in net sales in the 2016 quarter compared to the 2015 quarter. The higher accounts receivable balances in the 2016 quarter compared to the balances at December 31, 2015 were primarily due to increased net sales during the 2016 quarter. The increase in accounts receivable was partially offset by a $2.3 million increase in accrued sales and marketing expense related to the Company’s continued implementation of its multi-faceted brand awareness strategy to drive accelerated conversion from wood decking and railing to Trex wood-alternative products, and our campaign to target dealers, contractors, and consumers via television, print and digital advertising during peak season. Also, the increase in accounts receivable was offset by a $2.2 million increase in accrued income taxes in the 2016 quarter compared to the 2015 due to an increase in taxes quarter over quarter of $3.1 million offset by changes in overpayments and estimated payments.

Investing Activities

Capital expenditures in the 2016 quarter were $2.4 million, primarily consisting of $0.6 million for general cost reduction initiatives, $0.5 million related to our state-of-the art training facility called Trex University located near our headquarters in Winchester, Virginia, and $1.0 million for all other spending. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of March 31, 2016, continues to own and intends to sell approximately 62 acres of undeveloped land adjacent to the sold properties. Capital expenditures in the 2015 quarter were $9.1 million to support cost reduction initiatives, poly processing equipment and the purchase of land adjacent to our Winchester, Virginia facility to support potential future expansion.

Financing Activities

Net cash provided by financing activities decreased $2.7 million in the 2016 quarter compared to the 2015 quarter primarily due to $54 million in stock repurchase activity. The decrease was offset by $141.5 million of outstanding borrowings at March 31, 2016 under our revolving credit facility. In January 2016, we increased our borrowing capacity in order to repurchase shares of our common stock and to support our seasonal working capital needs, which are generally substantially repaid during the subsequent quarter as accounts receivable balances are collected.

Stock Repurchase Programs. On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. In 2015, the Company repurchased 1,134,000 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of March 31, 2016, the Company has repurchased 1.6 million shares for $53.3 million under the October 2015 Stock Repurchase Program.

Indebtedness. Our indebtedness consists of a revolving credit facility. At March 31, 2016, our indebtedness totaled $141.5 million, remaining available borrowing capacity of approximately $108.5 million, and the interest rate on our revolving credit facility was 1.585%.

Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2016, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. Capital expenditures in the 2016 quarter totaled $2.4 million to support cost reduction initiatives, equipment purchases related to our training facility and specialty materials operations, and research and development. We currently estimate that our capital expenditures in 2016 will be approximately $25 million.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at March 31, 2016 compared to inventory levels at March 31, 2015. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve. In 2015, we paid $7.2 million to settle surface flaking claims, down from the $8.9 million paid in 2014. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2016.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended March 31, 2016 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2016 – January 31, 2016	799,686	$33.48	799,686	2,350,314
February 1, 2016 – February 29, 2016	794,841	$34.03	779,266	1,571,048
March 1, 2016 – March 31, 2016	—	—	—	—

Quarter ended March 31, 2016	1,594,527		1,578,952

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)	On October 22, 2015, the Company’s Board of Directors authorized a common stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). The October 2015 Stock Repurchase Program was publicly announced on October 27, 2015. This authorization has a termination date of December 31, 2016. All of the above purchases were made on the open market at prevailing market rates plus related expenses. During the three months ended March 31, 2016, the Company repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 4, 2016. Only holders of the Company’s common stock at the close of business on March 8, 2016 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 30,903,775 shares of common stock entitled to vote. A total of 27,669,481 shares of common stock (89.53%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on three proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 24, 2016. The final results for the votes regarding each proposal are set forth below.

Proposal 1: The Company’s stockholders elected three directors to the Board to serve for a three year term until the 2019 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Withhold	Broker Non-Votes
James E. Cline	24,807,114	931,807	1,930,560
Michael F. Golden	24,821,440	917,481	1,930,560
Richard E. Posey	24,829,320	909,601	1,930,560

Proposal 2: The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 24, 2016. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
24,739,104	821,850	177,967	1,930,560

Proposal 3: The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered accounting firm for the fiscal year ending December 31, 2016. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
27,308,386	234,861	126,234	—

Item 6.	Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated January 12, 2016 to the Third Amended and Restated Credit Agreement and Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and Citibank, N.A., as a Lender, Capital One, N.A., as a Lender, and SunTrust Bank, as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.2	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.3	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.4	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.5	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.6	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.7	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.8	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.9	Intellectual Property Security Interest Assignment Agreement, dated as of January 12, 2016, by and among the Company as borrower, Branch Banking and Trust Company, in its capacity as resigning Administrative Agent, and Bank of America, N.A. in its capacity as successor Administrative Agent including Notice of Grant of Security Interest in Copyrights and Notice of Grant of Security Interest in Trademarks. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 10, 2016	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	First Amendment dated January 12, 2016 to the Third Amended and Restated Credit Agreement and Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and Citibank, N.A., as a Lender, Capital One, N.A., as a Lender, and SunTrust Bank, as a Lender. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.2	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.3	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.4	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.5	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.6	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.7	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.8	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.9	Intellectual Property Security Interest Assignment Agreement, dated as of January 12, 2016, by and among the Company as borrower, Branch Banking and Trust Company, in its capacity as resigning Administrative Agent, and Bank of America, N.A. in its capacity as successor Administrative Agent including Notice of Grant of Security Interest in Copyrights and Notice of Grant of Security Interest in Trademarks. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.