Form 10-Q
period 2016-06-30
TREX CO INC
filed 2016-08-02
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 14, 2016 was 29,348,456 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$146,450	$136,779	$278,126	$257,579
Cost of sales	85,040	84,255	159,089	156,808

Gross profit	61,410	52,524	119,037	100,771
Selling, general and administrative expenses	24,795	22,472	45,407	43,064

Income from operations	36,615	30,052	73,630	57,707
Interest expense, net	458	188	1,030	325

Income before income taxes	36,157	29,864	72,600	57,382
Provision for income taxes	12,878	11,149	25,919	21,114

Net income	$23,279	$18,715	$46,681	$36,268

Basic earnings per common share	$0.80	$0.59	$1.58	$1.14

Basic weighted average common shares outstanding	29,264,362	31,735,333	29,481,042	31,709,645

Diluted earnings per common share	$0.79	$0.58	$1.57	$1.13

Diluted weighted average common shares outstanding	29,423,845	32,142,939	29,642,287	32,119,026

Comprehensive income	$23,279	$18,715	$46,681	$36,268

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,553	$5,995
Accounts receivable, net	95,654	47,386
Inventories	18,756	23,104
Prepaid expenses and other assets	4,197	13,409
Deferred income taxes	9,136	9,136

Total current assets	130,296	99,030
Property, plant and equipment, net	98,943	100,924
Goodwill and other intangibles	10,523	10,526
Other assets	2,037	1,518

Total assets	$241,799	$211,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,573	$17,733
Accrued expenses and other liabilities	29,465	28,891
Accrued warranty	6,825	6,825
Line of credit	43,000	7,000

Total current liabilities	96,863	60,449
Deferred income taxes	4,597	4,597
Non-current accrued warranty	24,456	26,698
Other long-term liabilities	3,611	3,791

Total liabilities	129,527	95,535

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,842,137 and 34,819,259 shares issued and 29,348,456 and 30,904,530 shares outstanding at June 30, 2016 and December 31, 2015, respectively	348	348
Additional paid-in capital	119,361	116,947
Retained earnings	166,076	119,395
Treasury stock, at cost, 5,493,681 and 3,914,729 shares at June 30, 2016 and December 31, 2015, respectively	(173,513)	(120,227)

Total stockholders’ equity	112,272	116,463

Total liabilities and stockholders’ equity	$241,799	$211,998

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$46,681	$36,268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,417	7,322
Deferred income taxes	—	(589)
Stock-based compensation	2,945	2,717
Gain on disposal of property, plant and equipment	(204)	(3)
Excess tax benefits from stock compensation	(810)	(1,771)
Other non-cash adjustments	(285)	(270)
Changes in operating assets and liabilities:
Accounts receivable	(48,268)	(88,074)
Inventories	4,348	5,121
Prepaid expenses and other assets	(67)	979
Accounts payable	(161)	(104)
Accrued expenses and other liabilities	(7,901)	(856)
Income taxes receivable/payable	11,937	11,360

Net cash provided by (used in) operating activities	15,632	(27,900)

Investing Activities
Expenditures for property, plant and equipment	(5,182)	(14,088)
Proceeds from sales of property, plant and equipment	4,349	3
Purchase of acquired company, net of cash acquired	—	(31)

Net cash used in investing activities	(833)	(14,116)

Financing Activities
Borrowings under line of credit	194,000	118,000
Principal payments under line of credit	(158,000)	(80,500)
Repurchases of common stock	(54,703)	(2,847)
Financing costs	(485)	—
Proceeds from employee stock purchase and option plans	137	197
Excess tax benefits from stock compensation	810	1,771

Net cash (used in) provided by financing activities	(18,241)	36,621

Net decrease in cash and cash equivalents	(3,442)	(5,395)
Cash and cash equivalents, beginning of period	5,995	9,544

Cash and cash equivalents, end of period	$2,553	$4,149

Supplemental Disclosure:
Cash paid for interest	$696	$284
Cash paid for income taxes, net	$13,982	$10,342

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2016 and 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new revenue standard will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The methods of adoption provided for in the new standard are the retrospective method and the cumulative effect method. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations, and the accounting of intellectual property licenses. Also, the FASB provided for practical expedients related to disclosures of remaining performance obligations, and guidance on collectability, non-cash consideration and the presentation of sales and similar taxes. The Company is currently assessing the impact that adoption of the new standard and the guidance will have on its consolidated financial statements and related note disclosures and has not yet selected a method of adoption.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability for all leases with terms greater than 12 months. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and the new standard must be adopted using the modified retrospective transition method, which includes a number of optional practical expedients that entities may elect to apply. The Company is currently assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718).” The guidance amends certain aspects of accounting for employee share-based payment transactions, including accounting for income taxes related to those transactions. The guidance will require recognizing excess tax benefits and deficiencies on share-based awards in the tax provision, instead of in equity. Also, the guidance requires these amounts to be classified as an operating activity and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flow, rather than as currently classified as financing and operating activities, respectively. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. Early adoption is permitted. All provisions of the guidance must be adopted in the same period. The Company is currently evaluating the impact that adoption of the ASU will have on its consolidated financial statements and related disclosures. The guidance is required to be adopted as follows:

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision

•	Retrospectively or prospectively for the classification of income tax benefits and deficiencies in the statement of cash flow

•	Retrospectively for the classification of shares withheld to satisfy employee taxes in the statement of cash flow

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$23,775	$24,961
Raw materials	18,227	21,384

Total FIFO (first-in, first-out) inventories	42,002	46,345
Reserve to adjust inventories to LIFO value	(23,246)	(23,241)

Total LIFO inventories	$18,756	$23,104

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2016 or 2015.

5.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Asset held for sale	$2,010	$6,154
Prepaid expenses	1,487	1,209
Income tax receivable	—	5,134
Other	700	912

Total prepaid expenses and other assets	$4,197	$13,409

In January 2016, the Company sold a portion of the Olive Branch facility that contained buildings for $4.2 million and, as of June 30, 2016, continues to own approximately 62 acres of undeveloped land which is classified as held for sale in prepaid expenses and other assets.

6.	FAIR VALUE MEASUREMENT

The Company’s asset measured at fair value is summarized in the following table and consists of property held for sale. Fair value is determined based on management’s best estimate of market participants’ pricing of the property, including input from broker and industry specialists, and considers the condition of the property (in thousands):

	Total Fair Value Measurement June 30, 2016	Level 1	Level 2	Level 3
Asset held for sale	$2,010	$—	$—	$2,010

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Sales and marketing	$11,233	$11,928
Compensation and benefits	7,170	11,217
Income taxes	6,053	—
Manufacturing costs	1,426	1,732
Rent obligations	593	664
Other	2,990	3,350

Total accrued expenses and other liabilities	$29,465	$28,891

8.	DEBT

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

The Company had $43.0 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of approximately $207.0 million at June 30, 2016.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2016, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2016 and December 31, 2015.

10.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$23,279	$18,715	$46,681	$36,268

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Denominator:
Basic weighted average shares outstanding	29,264,362	31,735,333	29,481,042	31,709,645
Effect of dilutive securities:
Stock appreciation rights and options	97,847	226,680	102,800	233,373
Restricted stock	61,636	180,926	58,445	176,008

Diluted weighted average shares outstanding	29,423,845	32,142,939	29,642,287	32,119,026

Basic earnings per share	$0.80	$0.59	$1.58	$1.14

Diluted earnings per share	$0.79	$0.58	$1.57	$1.13

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock appreciation rights	—	—	9,262	—

Stock Repurchase Programs

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. In 2015, the Company repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of June 30, 2016, the Company has repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

11.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of June 30, 2016, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the six months ended June 30, 2016. For SARs issued in the six months ended June 30, 2015 the assumptions shown in the following table were used:

Six Months Ended June 30, 2015
Weighted-average fair value of grants	$17.10
Dividend yield	0%
Average risk-free interest rate	1.7%
Expected term (years)	5
Expected volatility	44%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2016:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	47,708	$35.22
Performance-based restricted stock units (a)	44,925	$35.83

(a)	Includes 41,601 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2016, and an adjustment of 3,324 grants due to the actual performance level achieved for restricted stock awarded in 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock appreciation rights	$75	$99	$184	$288
Time-based restricted stock	863	662	1,479	1,496
Performance-based restricted stock	720	489	1,230	888
Employee stock purchase plan	11	12	52	45

Total stock-based compensation	$1,669	$1,262	$2,945	$2,717

Total unrecognized compensation cost related to unvested awards as of June 30, 2016 was $3.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

12.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 35.7% and 36.8%, respectively, which resulted in expense of $25.9 million and $21.1 million, respectively.

The Company analyzes its deferred tax assets in each reporting period, considering all available positive and negative evidence, in determining the expected realization of those deferred tax assets. As of June 30, 2016, the Company maintains a valuation allowance of $4.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

During the six months ended June 30, 2016, the Company realized $0.8 million of excess tax benefits from stock-based awards and, accordingly, recorded an increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2016, Federal tax years 2012 through 2015 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

13.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter, often attributable to seasonal trends in the demand for Trex products. The Company has historically experienced lower net sales during the fourth quarter due to the holiday season. Also, seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift net sales to a later period.

14.	COMMITMENTS AND CONTINGENCIES

Contract Termination Costs

In anticipation of relocating its corporate headquarters, the Company entered into a lease agreement in 2005. The Company reconsidered and decided not to move its headquarters. The agreement obligates the Company to lease 55,047 square feet of office space through June 30, 2019. As of June 30, 2016, the Company has executed subleases for 46,648 square feet of the leased space and is currently marketing the remaining portion of the space to find suitable tenants. The Company estimates that the present value of the estimated future sublease receipts, net of transaction costs, will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the expected shortfall.

As of June 30, 2016, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2016, 2017, 2018, and 2019 are $0.9 million, $1.9 million, $2.0 million and $1.0 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2016, 2017, 2018 and 2019 are $0.6 million, $1.2 million, $1.3 million and $0.6 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2016	2015
Beginning balance, January 1	$2,106	$3,033
Net rental payments	(344)	(461)
Accretion of discount	78	117
Increase in net estimated contract termination costs	—	206

Ending balance, June 30	$1,840	$2,895

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the six months ended June 30, 2016 was higher than the Company’s expectations but lower than the claims received in the six months ended June 30, 2015, continuing the declining trend of incoming claims in each year. Also, the average settlement cost per claim of $2,778 experienced in the six months ended June 30, 2016 was 9.6% higher than the average settlement cost per claim experienced during the six months ended June 30, 2015 and higher than the Company’s expectation for 2016. Continued settlement of claims at this elevated cost may require additional increases in the Company’s warranty reserve. The Company believes that its reserve at June 30, 2016 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.7 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s surface flaking warranty reserve (in thousands):

	2016	2015
Beginning balance, January 1	$29,673	$31,419
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(2,611)	(3,131)

Ending balance, June 30	$27,062	$28,288

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

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically durable, low maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Our products are provided in a wide selection of sizes and lengths and are available with several finishes and numerous colors. Trex products offer a number of significant aesthetic advantages over wood while providing a better alternative for many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. These qualities result in low-maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, porch, fencing and trim installation, reduce contractor call-backs and afford consumers a wide range of design options.

We offer the following products:

•	Three principal decking products comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective shell for enhanced protection against fading, staining, mold and scratching:

•	Trex Transcend®,

•	Trex Enhance®, and

•	Trex Select®;

•	Three principal railing products:

•	Trex Transcend Railing is available in the colors and finishes of Trex Transcend decking that make it appropriate for use with Trex decking products, as well as other decking materials,

•	Trex Reveal® aluminum railing is available in three colors designed for consumers who want a sleek, contemporary look, and

•	Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look on their deck;

•	A porch product, Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories;

•	A fencing product, Trex Seclusions®, consisting of structural posts, bottom rail, pickets, top rail and decorative post caps;

•	A low-maintenance cellular PVC residential exterior outdoor trim product, TrexTrim™, that offers exceptional workability, durability and visual appeal;

•	Our triple-coated steel deck framing system, Trex Elevations®, leverages the strength and dimensional stability of steel to create a flat surface for our decking and provides consistency and reliability that wood does not and is fire resistant; and

•	Two outdoor lighting systems, Trex DeckLighting™ and Trex Landscape Lighting™ that are energy-efficient LED dimmable lighting designed for use on posts, floors, steps, and landscaping.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights for the three months ended June 30, 2016:

•	Net sales of $146.5 million for the three months ended June 30, 2016, an increase of 7.1% over net sales of $136.8 million for the three months ended June 30, 2015.

•	Gross profit as a percentage of net sales, gross margin, of 41.9% for the three months ended June 30, 2016, an increase of 350 basis points over the gross margin of 38.4% for the three months ended June 30, 2015.

•	Income before income taxes of $36.2 million for the three months ended June 30, 2016, an increase of 21.1% compared to $29.9 million for the same period in 2015.

•	Net income of $23.3 million for the three months ended June 30, 2016, or $0.79 per diluted share, compared to $18.7 million, or $0.58 per diluted share, for the same period in 2015.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. We have historically experienced lower net sales during the fourth quarter because holidays and adverse weather conditions in certain regions reduce the level of home improvement and construction activity.

As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

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

Product Warranty. We warrant that our products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We continue to receive and settle surface flaking claims related to material produced at our Nevada facility prior to 2007 and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the six months ended June 30, 2016 was higher than expectations, but lower than the claims received in the six months ended

June 30, 2015, continuing the declining trend of incoming claims in each year. Also, the average settlement cost per claim of $2,778 experienced in the six months ended June 30, 2016 was 9.6% higher than the average settlement cost per claim experienced during the six months ended June 30, 2015 and higher than expectations for 2016. Continued settlement of claims at this elevated cost may require additional increases in the warranty reserve. We believe that our reserve at June 30, 2016 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2016	2015
Claims open, beginning of period	2,500	2,872
Claims received (1)	1,465	1,609
Claims resolved (2)	(1,109)	(1,598)

Claims open, end of period	2,856	2,883

Average cost per claim (3)	$2,778	$2,535

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the three months ended June 30, 2016 (2016 quarter) compared to the three months ended June 30, 2015 (2015 quarter) and for the six months ended June 30, 2016 (2016 six-month period) compared to the six months ended June 30, 2015 (2015 six-month period).

Three Months Ended June 30, 2016 Compared To The Three Months Ended June 30, 2015

Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$146,450	$136,779	$9,671	7.1%

The 7.1% increase in net sales in the 2016 quarter compared to the 2015 quarter was due primarily to the increase in volume growth of our core Trex branded decking and railing products, and was positively impacted by continued strength in the remodeling sector and execution of our market growth strategies.

Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$85,040	$84,255	$785	0.9%
% of net sales	58.1%	61.6%
Gross profit	$61,410	$52,524	$8,886	16.9%
Gross margin	41.9%	38.4%

Gross profit as a percentage of net sales, gross margin, increased to 41.9% in the 2016 quarter from 38.4% in the 2015 quarter, an improvement of 350 basis points. The benefit was achieved primarily through lower raw materials costs, manufacturing cost improvement initiatives, and improved capacity utilization.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$24,795	$22,472	$2,323	10.3%
% of net sales	16.9%	16.4%

The increase in total selling, general and administrative expenses in the 2016 quarter compared to the 2015 quarter resulted primarily from an increase in marketing spend of $2.1 million due to our strategic decision to defer certain branding and advertising spend to the second quarter of 2016. As a percentage of net sales, total selling, general and administrative expenses were relatively unchanged in the 2016 quarter compared to the 2015 quarter.

Interest Expense

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense	$458	$188	$270	143.6%
% of net sales	0.3%	0.1%

The increase in interest expense was due to an increase in average outstanding borrowings during the 2016 quarter compared to the 2015 quarter and a 30 basis point increase in the related interest rate. The increase in borrowings supported our working capital needs.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$12,878	$11,149	$1,729	15.5%
Effective tax rate	35.6%	37.3%

The effective tax rate for the 2016 quarter decreased by 170 basis points compared to the effective tax rate for the 2015 quarter. The decrease was due to nondeductible tax items recognized in the prior year and the availability of Federal research and development tax credits in the current year.

Six Months Ended June 30, 2016 Compared To The Six Months Ended June 30, 2015

Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$278,126	$257,579	$20,547	8.0%

The 8.0% increase in net sales in the 2016 six-month period compared to the 2015 six-month period was primarily due to volume growth of our core Trex branded decking and railing products, and was positively impacted by our strong early-buy season, continued strength in the remodeling sector, and execution of our market growth strategies.

Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$159,089	$156,808	$2,281	1.5%
% of net sales	57.2%	60.9%
Gross profit	$119,037	$100,771	$18,266	18.1%
Gross margin	42.8%	39.1%

Gross profit as a percentage of net sales, gross margin, increased 370 basis points in the 2016 six-month period compared to the 2015 six-month period. The benefit was achieved primarily through lower raw materials costs, manufacturing cost improvement initiatives and improved capacity utilization.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$45,407	$43,064	$2,343	5.4%
% of net sales	16.3%	16.7%

As a percentage of net sales, selling, general and administrative expenses during the 2016 six-month period were flat compared to the 2015 six-month period. The $2.3 million increase was primarily attributable to a $1.3 million increase in marketing spend and research and development, and a $0.9 million increase in personnel-related expenses primarily due to incentive compensation.

Interest Expense, net

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense, net	$1,030	$325	$705	216.9%
% of net sales	0.4%	0.1%

The increase in interest expense in the 2016 six-month period compared to the 2015 six-month period was due to an increase in average outstanding borrowings and a 30 basis point increase in the related interest rate. The increase in borrowings was due to $53.3 million in stock repurchase activity related to our expanded share repurchase program and to support our seasonal working capital needs. As a percentage of net sales, interest expense increased 30 basis points in the 2016 six-month period compared to the 2015 six-month period.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$25,919	$21,114	$4,805	22.8%
Effective tax rate	35.7%	36.8%

The effective tax rate decreased 110 basis points during the 2016 six-month period compared to the effective tax rate during the 2015 six-month period due to nondeductible tax items recognized in the prior year and the availability of Federal research and development tax credits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At June 30, 2016, we had $2.6 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$15,632	$(27,900)
Net cash used in investing activities	$(833)	$(14,116)
Net cash (used in) provided by financing activities	$(18,241)	$36,621

Net decrease in cash and cash equivalents	$(3,442)	$(5,395)

Operating Activities

Net cash provided by operating activities was $15.6 million in the 2016 six-month period compared to net cash used in operating activities of $27.9 million in the 2015 six-month period. Net cash provided by operating activities in the 2016 six-month period was attributable to the timing of customer payments and an 8.0% increase in net sales. The decrease in net cash provided by operating activities in 2015 was primarily due to an increase in accounts receivable balances, which were collected during the next quarterly period.

Investing Activities

Capital expenditures in the 2016 six-month period were $5.2 million, consisting of $2.0 million for process and productivity improvement, $1.9 million for Trex University (our state-of-the art training facility) and purchase of land adjacent to our Winchester, Virginia manufacturing facility, and $1.3 million for general cost reduction initiatives. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of June 30, 2016, continues to own and intends to sell approximately 62 acres of undeveloped land adjacent to the sold properties. Capital expenditures in the 2015 six-month period were $14.1 million to support cost reduction initiatives, poly processing equipment and the purchase of land adjacent to our Winchester, Virginia facility to support potential future expansion.

Financing Activities

In January 2016, we increased our borrowing capacity in order to repurchase shares of our common stock and to support our seasonal working capital needs. Net cash used in financing activities was $18.2 million in the 2016 six-month period compared to net cash provided by financing activities of $36.6 million in the 2015 six-month period, primarily due to stock repurchase activity and increased borrowing for working capital purposes. There were no stock repurchases under the stock repurchase programs during the 2015 six-month period.

Stock Repurchase Programs. On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. In 2015, the Company repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of June 30, 2016, the Company has repurchased 1,578,952 million shares for $53.3 million under the October 2015 Stock Repurchase Program.

Indebtedness. Our indebtedness consists of a revolving credit facility. At June 30, 2016, our indebtedness totaled $43.0 million, remaining available borrowing capacity of approximately $207.0 million, and the interest rate on our revolving credit facility was 1.6%.

Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2016, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. Capital expenditures in the 2016 six-month period totaled $5.2 million. We currently estimate that our capital expenditures in 2016 will be in the $20 to $25 million range primarily to support research and development, specialty materials operations and continued cost reduction initiatives.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at June 30, 2016 compared to inventory levels at June 30, 2015. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

Seasonality. The Company’s operating results have historically varied from quarter to quarter, often attributable to seasonal trends in the demand for Trex products. The Company has historically experienced lower net sales during the fourth quarter due to the holiday season. Also, seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift net sales to a later period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2016.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TREX COMPANY, INC.

Date: August 2, 2016	By:	/s/ Bryan H. Fairbanks
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