Form 10-Q
period 2016-09-30
TREX CO INC
filed 2016-11-08
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 11, 2016 was 29,394,429 shares.

TREX COMPANY, INC.

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$106,168	$94,023	$384,294	$351,602
Cost of sales	76,223	71,880	235,312	228,688

Gross profit	29,945	22,143	148,982	122,914
Selling, general and administrative expenses	19,379	15,698	64,786	58,763

Income from operations	10,566	6,445	84,196	64,151
Interest expense, net	77	157	1,108	482

Income before income taxes	10,489	6,288	83,088	63,669
Provision for income taxes	3,591	2,544	29,510	23,657

Net income	$6,898	$3,744	$53,578	$40,012

Basic earnings per common share	$0.24	$0.12	$1.82	$1.27

Basic weighted average common shares outstanding	29,295,284	31,227,643	29,419,958	31,547,212

Diluted earnings per common share	$0.23	$0.12	$1.81	$1.25

Diluted weighted average common shares outstanding	29,457,653	31,537,010	29,581,578	31,923,255

Comprehensive income	$6,898	$3,744	$53,578	$40,012

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,937	$5,995
Accounts receivable, net	45,806	47,386
Inventories	16,507	23,104
Prepaid expenses and other assets	4,901	13,409
Deferred income taxes	9,136	9,136

Total current assets	99,287	99,030
Property, plant and equipment, net	98,836	100,924
Goodwill and other intangibles	10,523	10,526
Other assets	2,005	1,518

Total assets	$210,651	$211,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,974	$17,733
Accrued expenses and other liabilities	31,654	28,891
Accrued warranty	6,300	6,825
Line of credit	—	7,000

Total current liabilities	48,928	60,449
Deferred income taxes	4,597	4,597
Non-current accrued warranty	32,908	26,698
Other long-term liabilities	3,699	3,791

Total liabilities	90,132	95,535

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,888,110 and 34,819,259 shares issued and 29,394,429 and 30,904,530 shares outstanding at September 30, 2016 and December 31, 2015, respectively	349	348
Additional paid-in capital	120,710	116,947
Retained earnings	172,973	119,395
Treasury stock, at cost, 5,493,681 and 3,914,729 shares at September 30, 2016 and December 31, 2015, respectively	(173,513)	(120,227)

Total stockholders’ equity	120,519	116,463

Total liabilities and stockholders’ equity	$210,651	$211,998

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$53,578	$40,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,893	10,920
Deferred income taxes	—	(589)
Stock-based compensation	3,806	4,021
(Gain) loss on disposal of property, plant and equipment	(189)	168
Excess tax benefits from stock compensation	(1,699)	(2,437)
Other non-cash adjustments	(287)	(269)
Changes in operating assets and liabilities:
Accounts receivable	1,580	(44,005)
Inventories	6,597	6,792
Prepaid expenses and other assets	(771)	(310)
Accounts payable	(6,759)	(9,904)
Accrued expenses and other liabilities	5,005	3,626
Income taxes receivable/payable	10,126	4,126

Net cash provided by operating activities	81,880	12,151

Investing Activities
Expenditures for property, plant and equipment	(8,534)	(18,279)
Proceeds from sales of property, plant and equipment	4,349	35
Purchase of acquired company, net of cash acquired	—	(32)

Net cash used in investing activities	(4,185)	(18,276)

Financing Activities
Borrowings under line of credit	242,700	199,000
Principal payments under line of credit	(249,700)	(150,500)
Repurchases of common stock	(55,185)	(52,081)
Financing costs	(485)	—
Proceeds from employee stock purchase and option plans	218	257
Excess tax benefits from stock compensation	1,699	2,437

Net cash used in financing activities	(60,753)	(887)

Net increase (decrease) in cash and cash equivalents	16,942	(7,012)
Cash and cash equivalents, beginning of period	5,995	9,544

Cash and cash equivalents, end of period	$22,937	$2,532

Supplemental Disclosure:
Cash paid for interest	$849	$390
Cash paid for income taxes, net	$19,435	$20,164

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2016 and 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The consolidated results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

3.	NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The new revenue standard will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The methods of adoption provided for in the new standard are the retrospective method and the cumulative effect method. In 2016, the FASB issued final amendments clarifying the implementation guidance for principal versus agent considerations, identifying performance obligations, and the accounting of intellectual property licenses. Also, the FASB provided for practical expedients related to disclosures of remaining performance obligations, and guidance on collectability, non-cash consideration and the presentation of sales and similar taxes. The Company is currently assessing the impact that adoption of the new standard and the guidance will have on its consolidated financial statements and related note disclosures and has not yet selected a method of adoption.

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

•	Prospectively for the recognition of excess tax benefits and deficiencies in the tax provision;

•	Retrospectively or prospectively for the classification of income tax benefits and deficiencies in the statement of cash flows; and

•	Retrospectively for the classification of shares withheld to satisfy employee taxes in the statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230).” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective translation method. The Company is assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures.

4.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$21,424	$24,961
Raw materials	18,329	21,384

Total FIFO (first-in, first-out) inventories	39,753	46,345
Reserve to adjust inventories to LIFO value	(23,246)	(23,241)

Total LIFO inventories	$16,507	$23,104

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2016 or 2015.

5.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Asset held for sale	$2,010	$6,154
Prepaid expenses	1,497	1,209
Income tax receivable	—	5,134
Other	1,394	912

Total prepaid expenses and other assets	$4,901	$13,409

In January 2016, the Company sold a portion of the Olive Branch facility that contained buildings for $4.2 million and, as of September 30, 2016, continues to own approximately 62 acres of undeveloped land which is classified as held for sale in prepaid expenses and other assets.

6.	FAIR VALUE MEASUREMENT

The Company’s asset measured at fair value is summarized in the following table and consists of property held for sale. Fair value is determined based on management’s best estimate of market participants’ pricing of the property, including input from broker and industry specialists, and considers the condition of the property (in thousands):

	Total Fair Value Measurement September 30, 2016	Level 1	Level 2	Level 3
Asset held for sale	$2,010	$—	$—	$2,010

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Sales and marketing	$14,655	$11,928
Compensation and benefits	9,385	11,217
Income taxes	3,352	—
Manufacturing costs	1,444	1,732
Rent obligations	419	664
Other	2,399	3,350

Total accrued expenses and other liabilities	$31,654	$28,891

8.	DEBT

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

The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $200 million at September 30, 2016.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2016, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2016 and December 31, 2015.

10.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$6,898	$3,744	$53,578	$40,012

Denominator:
Basic weighted average shares outstanding	29,295,284	31,227,643	29,419,958	31,547,212
Effect of dilutive securities:
Stock appreciation rights and options	81,612	182,082	95,738	216,276
Restricted stock	80,757	127,285	65,882	159,767

Diluted weighted average shares outstanding	29,457,653	31,537,010	29,581,578	31,923,255

Basic earnings per share	$0.24	$0.12	$1.82	$1.27

Diluted earnings per share	$0.23	$0.12	$1.81	$1.25

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock and stock options	46	2,004	15	668
Stock appreciation rights	—	7,726	6,174	2,575

Stock Repurchase Programs

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2,000,000 shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. In 2015, the Company repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3,150,000 shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of September 30, 2016, the Company has repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

11.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of September 30, 2016, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the nine months ended September 30, 2016. For SARs issued in the nine months ended September 30, 2015 the assumptions shown in the following table were used:

Nine Months Ended September 30, 2015
Weighted-average fair value of grants	$16.26
Dividend yield	0%
Average risk-free interest rate	1.6%
Expected term (years)	5
Expected volatility	43%

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2016:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	57,731	$37.59
Performance-based restricted stock units (a)	44,925	$35.83

(a)	Includes 41,601 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2016, and an adjustment of 3,324 grants due to the actual performance level achieved for restricted stock awarded in 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock appreciation rights	—	$111	$184	$400
Time-based restricted stock and units	368	750	1,847	2,245
Performance-based restricted stock and units	450	432	1,680	1,320
Employee stock purchase plan	43	11	95	56

Total stock-based compensation	$861	$1,304	$3,806	$4,021

Total unrecognized compensation cost related to unvested awards as of September 30, 2016 was $3.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

12.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 35.5% and 37.2%, respectively, which resulted in expense of $29.5 million and $23.7 million, respectively. A difference of 1.3% in the effective tax rate was due to non-deductible tax items in 2015. The remaining difference of 0.4% was due to the availability of Federal research and development tax credits in 2016.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2016, the Company maintains a valuation allowance of $4.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

During the nine months ended September 30, 2016, the Company realized $1.7 million of excess tax benefits from stock-based awards and recorded a corresponding increase to additional paid-in capital.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2016, Federal tax years 2012 through 2015 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

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

Contract Termination Costs

The Company leases 55,047 square feet of office and storage space that it does not occupy, but has sublet all of the office space for the remainder of the term of its lease obligation, which ends June 30, 2019. The Company estimates that the future sublease receipts will be less than the remaining minimum lease payment obligations under its lease and has recorded a liability for the present value of the expected shortfall.

As of September 30, 2016, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2016, 2017, 2018, and 2019 are $0.5 million, $1.9 million, $2.0 million and $1.0 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2016, 2017, 2018 and 2019 are $0.3 million, $1.3 million, $1.3 million and $0.7 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2016	2015
Beginning balance, January 1	$2,106	$3,033
Net rental payments	(536)	(903)
Accretion of discount	113	173
(Derease) increase in net estimated contract termination costs	(85)	206

Ending balance, September 30	$1,598	$2,509

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

The Company continues to receive and settle claims for products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

To estimate the number of claims to be settled with payment, the Company utilizes actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts. The number of claims received has declined each year since peaking in 2009, although the rate of decline has decelerated in recent years. Additionally, events, such as the 2009 settlement of a class action lawsuit covering the surface defect and communications by the Company in 2013 informing homeowners of potential hazards associated with products exhibiting surface flaking that are not timely replaced, have obscured observable trends in historical claims activity. The cost per claim varies due to a number of factors, including the size of affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement.

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the nine months ended September 30, 2016 was lower than claims received in the nine months ended September 30, 2015, continuing the historical year-over-year decline in incoming claims, but was higher than the Company’s expectations. Also, the average settlement cost per claim experienced in the nine months ended September 30, 2016 was higher than the average settlement cost per claim experienced during the nine months ended September 30, 2015 and higher than the Company’s expectation for 2016. As a result and after actuarial review, the Company revised its estimate and recorded an increase to the warranty reserve of $9.8 million during the third quarter of 2016. Based on the facts and circumstances at September 30, 2016, the Company believes its reserve is sufficient to cover future surface flaking obligations. The Company notes that its annual cash outflows for surface flaking claims declined by $1.7 million, or 19%, in 2015 compared to 2014, and by $1.1 million, or 21%, during the nine months ended September 30, 2016 compared to the same period in 2015.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.5 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s warranty reserve that represents amounts accrued for surface flaking claims (in thousands):

	2016	2015
Beginning balance, January 1	$29,673	$31,419
Changes in estimates related to pre-existing warranties	9,835	5,426
Settlements made during the period	(4,188)	(5,286)

Ending balance, September 30	$35,320	$31,559

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

We offer the following products:

•	Three principal decking products comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective shell for enhanced protection against fading, staining, mold and scratching:

•	Trex Transcend®,

•	Trex Enhance®, and

•	Trex Select®;

•	Three principal railing products:

•	Trex Transcend Railing is available in the colors and finishes of Trex Transcend decking that make it appropriate for use with Trex decking products, as well as other decking materials,

•	Trex Reveal® aluminum railing is available in three colors designed for consumers who want a sleek, contemporary look, and

•	Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look on their deck;

•	A porch product, Trex Transcend Porch Flooring and Railing System, which is an integrated system of porch components and accessories;

•	A fencing product, Trex Seclusions®, consisting of structural posts, bottom rail, pickets, top rail and decorative post caps;

•	A low-maintenance cellular PVC residential exterior outdoor trim product, TrexTrim™, that offers exceptional workability, durability and visual appeal;

•	Our triple-coated steel deck framing system, Trex Elevations®, leverages the strength and dimensional stability of steel to create a flat surface for our decking and provides consistency and reliability that wood does not and is fire resistant; and

•	Two outdoor lighting systems, Trex Deck Lighting™ and Trex Landscape Lighting™ that are energy-efficient LED dimmable lighting designed for use on posts, floors, steps, and landscaping.

In addition, we offer Trex Hideaway®, which is a hidden fastening system for specially grooved boards.

Highlights for the three months ended September 30, 2016:

•	Net sales of $106.2 million for the three months ended September 30, 2016, an increase of 12.9% over net sales of $94.0 million for the three months ended September 30, 2015.

•	Gross profit as a percentage of net sales, gross margin, of 28.2% for the three months ended September 30, 2016, an increase of 470 basis points over the gross margin of 23.6% for the three months ended September 30, 2015.

•	Net income of $6.9 million for the three months ended September 30, 2016, or $0.23 per diluted share, compared to $3.7 million, or $0.12 per diluted share, for the same period in 2015.

•	An increase to the warranty reserve of $9.8 million related to surface flaking during the three months ended September 30, 2016.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. We have historically experienced lower net sales during the fourth quarter due to the holiday season. Also, seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift net sales to a later period.

As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs and freight. Raw materials costs generally include the costs to purchase and transport reclaimed wood fiber, reclaimed polyethylene and pigmentation for coloring our products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Product Warranty. We warrant that our products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We continue to receive and settle claims for products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. The number of claims received has declined each year since peaking in 2009, although the rate of decline has decelerated in recent years. Additionally, events, such as the 2009 settlement of a class action lawsuit covering the surface defect and 2013 communications made by the Company informing homeowners of potential hazards associated with products exhibiting surface flaking that are not timely replaced, have obscured any observable trends in historical claims activity.

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the nine months ended September 30, 2016 was lower than the claims received in the nine months ended September 30, 2015, continuing the historical year-over-year decline in incoming claims, but was higher than our expectations. Also, the average settlement cost per claim experienced in the nine months ended September 30, 2016 was higher than the average settlement cost per claim experienced during the nine months ended September 30, 2015 and higher than expectations for 2016. As a result and after actuarial review, we revised our estimate and recorded an increase to the warranty reserve of $9.8 million during the third quarter of 2016. We believe that our reserve at September 30, 2016 is sufficient to cover future surface flaking obligations and note that our annual cash outflows for surface flaking claims declined by $1.7 million, or 19%, in 2015 compared to 2014, and by $1.1 million, or 21%, during the nine months ended September 30, 2016 compared to the same period in 2015.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2016	2015
Claims open, beginning of period	2,500	2,872
Claims received (1)	2,257	2,547
Claims resolved (2)	(1,774)	(2,446)

Claims open, end of period	2,983	2,973

Average cost per claim (3)	$2,670	$2,608

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel related costs, which include salaries, commissions, incentive compensation, and benefits of personnel engaged in sales and marketing, accounting, information technology, corporate operations, research and development, and other business functions. Another component of selling, general and administrative expenses is branding and other sales and marketing costs, which are used to build brand awareness. These costs consist primarily of advertising, merchandising, and other promotional costs. Other general and administrative expenses include professional fees, office occupancy costs attributable to the business functions previously referenced, and consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses may vary from quarter to quarter due, in part, to the seasonality of our business.

RESULTS OF OPERATIONS

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2016 (2016 quarter) compared to the three months ended September 30, 2015 (2015 quarter) and for the nine months ended September 30, 2016 (2016 nine-month period) compared to the nine months ended September 30, 2015 (2015 nine-month period).

Three Months Ended September 30, 2016 Compared To The Three Months Ended September 30, 2015

Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$106,168	$94,023	$12,145	12.9%

The 12.9% increase in net sales in the 2016 quarter compared to the 2015 quarter was due primarily to the increase in volume growth of our core Trex branded decking and railing products, which was positively impacted by continued strength in the remodeling sector and execution of our market growth strategies.

Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$76,223	$71,880	$4,343	6.0%
% of net sales	71.8%	76.4%
Gross profit	$29,945	$22,143	$7,802	35.2%
Gross margin	28.2%	23.6%

Gross profit as a percentage of net sales, gross margin, increased to 28.2% in the 2016 quarter from 23.6% in the 2015 quarter, an improvement of 460 basis points, and was achieved primarily through lower raw materials costs, manufacturing cost improvement initiatives and improved capacity utilization. The benefit in the 2016 quarter was partially offset by a $9.8 million adjustment to the warranty reserve related to surface flaking compared to a $7.0 million adjustment to the warranty reserve, the majority of which related to surface flaking, in the 2015 quarter.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$19,379	$15,698	$3,681	23.4%
% of net sales	18.3%	16.7%

The increase in total selling, general and administrative expenses in the 2016 quarter compared to the 2015 quarter resulted primarily from an increase of $2.4 million related to incentive compensation due to improved performance against targets, $0.8 million related to research and development, and $0.7 million related to branding and advertising spend in support of our market growth strategies. As a percentage of net sales, total selling, general and administrative expenses increased 160 basis points in the 2016 quarter compared to the 2015 quarter.

Interest Expense

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense	$77	$157	$(80)	(51.0)%
% of net sales	0.1%	0.2%

The decrease in interest expense was due to a $36.5 million decrease in the average outstanding borrowings during the 2016 quarter compared to the 2015 quarter, partially offset by a slight increase in the effective interest rate. The decrease in borrowings was due to earlier collection of accounts receivables in the 2016 quarter compared to the 2015 quarter.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$3,591	$2,544	$1,047	41.2%
Effective tax rate	34.2%	40.5%

The effective tax rate for the 2016 quarter decreased by 630 basis points compared to the effective tax rate for the 2015 quarter. The decrease was due to nondeductible tax items recognized in the prior year and the availability of Federal research and development tax credits in the current year.

Nine Months Ended September 30, 2016 Compared To The Nine Months Ended September 30, 2015

Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$384,294	$351,602	$32,692	9.3%

The increase in net sales in the 2016 quarter compared to the 2015 quarter was due primarily to the increase in volume growth of our core Trex branded decking and railing products, which was positively impacted by continued strength in the remodeling sector and execution of our market growth strategies.

Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$235,312	$228,688	$6,624	2.9%
% of net sales	61.2%	65.0%
Gross profit	$148,982	$122,914	$26,068	21.2%
Gross margin	38.8%	35.0%

Gross profit as a percentage of net sales, gross margin, increased 380 basis points in the 2016 nine-month period compared to the 2015 nine-month period, and was achieved primarily through lower raw materials costs, manufacturing cost improvement initiatives and improved capacity utilization. The benefit was partially offset by a $9.8 million adjustment to the warranty reserve related to surface flaking in the 2016 nine-month period compared to a $7.8 million adjustment, primarily related to surface flaking, to the warranty reserve in the 2015 nine-month period.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$64,786	$58,763	$6,023	10.2%
% of net sales	16.9%	16.7%

As a percentage of net sales, the change in selling, general and administrative expenses was flat during the 2016 nine-month period compared to the 2015 nine-month period. The $6.0 million increase was primarily attributable to a $3.1 million increase in personnel-related expenses primarily related to incentive compensation, a $1.5 million increase in branding and advertising spend to support our market growth strategies, and a $1.4 million increase in research and development expense.

Interest Expense, net

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense, net	$1,108	$482	$626	129.9%
% of net sales	0.3%	0.1%

The increase in interest expense in the 2016 nine-month period compared to the 2015 nine-month period was due to an $18.7 million increase in average outstanding borrowings and a slight increase in the effective interest rate. The increase in borrowings was due to $53.3 million in stock repurchase activity related to our expanded share repurchase program and to support our seasonal working capital needs. As a percentage of net sales, interest expense increased 20 basis points in the 2016 nine-month period compared to the 2015 nine-month period.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$29,510	$23,657	$5,853	24.7%
Effective tax rate	35.5%	37.2%

The effective tax rate decreased 170 basis points during the 2016 nine-month period compared to the effective tax rate during the 2015 nine-month period due to nondeductible tax items recognized in the prior year and the availability of Federal research and development tax credits in the current year.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2016, we had $22.9 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$81,880	$12,151
Net cash used in investing activities	$(4,185)	$(18,276)
Net cash used in financing activities	$(60,753)	$(887)

Net increase (decrease) in cash and cash equivalents	$16,942	$(7,012)

Operating Activities

Net cash provided by operating activities was $81.9 million in the 2016 nine-month period compared to net cash provided by operating activities of $12.2 million in the 2015 nine-month period. The net increase in cash provided by operating activities in the 2016 nine-month period compared to the 2015 nine-month period was primarily attributable to earlier collection of accounts receivable in 2016 compared to 2015, a 9.3% increase in net sales during the 2016 period, and the timing of income tax payments.

Investing Activities

Capital expenditures in the 2016 nine-month period were $8.5 million, consisting primarily of $3.3 million for the purchase of equipment, land adjacent to our Winchester, Virginia manufacturing facility, and Trex University (our state-of-the-art training facility), $2.6 million for general plant cost reduction initiatives, and $2.3 million for process and productivity improvement. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of September 30, 2016, continues to own and intends to sell approximately 62 acres of undeveloped land adjacent to the sold properties. Capital expenditures in the 2015 nine-month period totaled $18.3 million for equipment purchases related to our specialty materials operation, the purchase of land adjacent to our Winchester, Virginia facility to support potential future expansion, and support cost reduction initiatives.

Financing Activities

In January 2016, we increased our borrowing capacity in order to repurchase shares of our common stock and to support our seasonal working capital needs. Net cash used in financing activities was $60.8 million in the 2016 nine-month period compared to net cash used in financing activities of $0.9 million in the 2015 nine-month period. The increase was primarily due to payments made on outstanding debt balances earlier and at a higher level in 2016 compared to 2015 due to earlier collection of accounts receivable balances in 2016 compared to 2015.

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

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization has a termination date of December 31, 2016. As of September 30, 2016, the Company has repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At September 30, 2016, we had no indebtedness under the revolving credit facility and borrowing capacity under the facility of $200 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At September 30, 2016, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. Capital expenditures in the 2016 nine-month period totaled $8.5 million. We currently estimate that our capital expenditures in 2016 will be in the $15 to $18 million range primarily to support research and development, specialty materials operations and continued cost reduction initiatives.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at September 30, 2016 compared to inventory levels at September 30, 2015. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve. In 2015, we paid $7.2 million to settle surface flaking claims, down 19% from the $8.9 million paid in 2014, and during the nine months ended September 30, 2016 we paid $4.2 million, down 21% from the $5.3 million paid during the same period in 2015. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2016.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TREX COMPANY, INC.

Date: November 8, 2016	By:	/s/ Bryan H. Fairbanks
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