Form 10-K
period 2016-12-31
TREX CO INC
filed 2017-02-21
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.3 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 7, 2017 was 29,384,211.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2017 Annual Meeting of Stockholders	Part III

i

NOTE ON FORWARD-LOOKING STATEMENTS

This report, including the information it incorporates by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “believe,” “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in this report.

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

General

Trex Company, Inc. (Company, we, us or our), was incorporated as a Delaware corporation in 1998, and is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300. We operate in a single reportable segment.

Products

We offer a comprehensive set of aesthetically pleasing, high performance and low maintenance outdoor living products in the decking, railing, porch, fencing, steel deck framing and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex® brand products. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Our products come in a wide selection of popular sizes and lengths and are available with several finishes and in numerous colors.

Decking

Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our decking products are comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards. We have a product in development, which is a high performance decking product that will be focused on the top end of the market with outstanding aesthetics and performance capabilities.

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, and Trex Signature® aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature® aluminum railing is available in three colors and designed for consumers who want a sleek, contemporary look.

Porch	Our Trex Transcend Porch Flooring and Railing System is an integrated system of porch components and accessories.
Fencing	Our Trex Seclusions® fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps.
Steel Deck Framing

Our triple-coated steel deck framing system called Trex Elevations® leverages the strength and dimensional stability of steel to create a flat surface for our decking. Trex Elevations provides consistency and reliability that wood does not and is fire resistant.

Outdoor Lighting

Our outdoor lighting systems are Trex DeckLighting™ and Trex LandscapeLighting™. Trex DeckLighting is a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light. The Trex LandscapeLighting line includes an energy-efficient well light, path light, multifunction light and spotlight.

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex CustomCurve®	A system manufactured and sold by Curvelt, LLC that allows contractors to heat and bend Trex Products while on the job site.
Trex Pergola™	Pergolas made from low maintenance cellular PVC product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Diablo® Trex Blade	A specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs™ and Structural Steel Posts	An ultimate staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage™	Outdoor kitchens, cabinetry and storage manufactured and sold by NatureKast Products, LLC.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and need no chemical treatment against rot or insect infestation. These qualities result in low maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, and fencing installation, reduce contractor call-backs and afford customers a wide range of design options. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure. However, Trex does offer the Trex Elevations steel deck framing system.

We have received product building code listings from the major U.S. building code listing agencies for decking and railing and from the major Canadian building code listing agency for decking. The listings facilitate the acquisition of building permits by deck builders and promote consumer and industry acceptance of our products as an alternative to wood decking.

During the second half of 2014, we entered the specialty materials market. Our specialty product is made from plastic and is a linear low-density polyethylene pellet for use in blown film, profile extrusion and molding and compounding applications. Our entry into this adjacent market leverages our core recycling and extrusion capabilities. Our initial manufacturing line commenced operations during the second quarter of 2014 and during 2015 we added three additional lines. The Company remains in the early stages of specialty market penetration and is working on developing products that it believes will drive that market.

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

We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors on a non-exclusive basis to distribute Trex products within a specified area. The distributor purchases our products at prices in effect at the time we ship the product to the distributor. Sales to two of our distributors, Boise Cascade Company and U.S. Lumber Group, LLC, each exceeded 10% of gross sales in 2016.

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

Manufacturing Process

Trex products manufactured at our Winchester, Virginia and Fernley, Nevada manufacturing facilities are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our manufacturing process.

Our manufacturing process requires significant capital investment, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. In connection with national building code listings, we maintain a quality control testing program.

We utilize Six Sigma and Lean Manufacturing methodologies within our plant operations. We also use these methodologies throughout our Company in the planning and execution of projects that are important to our success.

Suppliers

The production of most of our products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2016, we purchased substantially all of our reclaimed wood fiber requirements under purchase orders, which do not involve long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that average approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

•	Reclaimed Wood Fiber: Cabinet and flooring manufacturers are our preferred suppliers of reclaimed wood fiber because the reclaimed wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate reclaimed wood fiber as a byproduct of their manufacturing operations. If the reclaimed wood fiber meets our specifications, our reclaimed wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of reclaimed wood fiber each year. Depending on our needs, the amount of reclaimed wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.

•	Scrap Polyethylene: The polyethylene we consumed in 2016 was primarily composed of scrap plastic film and plastic bags. We will continue to seek to meet our future needs for scrap polyethylene from the expansion of our existing supply sources and the development of new sources. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of polyethylene. Our ability to source and use a wide variety of polyethylene from third party distribution and manufacturing operations is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

In addition, we outsource the production of certain products to third-party manufacturers.

Research and Development and Training

We maintain research and development operations in the Trex Technical Center in Winchester, Virginia. Our research and development efforts focus on innovation and developing new products, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. For the years ended December 31, 2016, 2015 and 2014, research and development costs were $3.7 million, $1.5 million and $2.3 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

During 2016, we launched Trex University, our state-of-the-art training facility located near our Winchester manufacturing plant. Trex University is designed to educate and train retailers, contractors and other partners on the benefits of Trex aesthetically pleasing, high performance and low maintenance outdoor living products.

Growth Strategies

Our long-term goal is to perpetuate our position as the leading producer of branded superior wood-alternative outdoor living products by increasing our market share and expanding into new product categories and geographic markets through the design, creation and marketing of high-performance outdoor living products that offer superior aesthetics and quality. Also, we will explore opportunities that leverage our manufacturing and extrusion expertise and are tied to our recycling heritage. To attain these goals, we intend to employ the following long-term strategies:

•	Innovation: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•	Brand: Expand preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products. Leverage online efforts to extend the Trex brand digital presence, both nationally and globally.

•	Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence, thereby making our products available wherever our customers choose to purchase their decking, railing, porch, steel deck framing and outdoor lighting products.

•	Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

•	Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering our raw material costs. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process, from raw materials preparation through extrusion into finishing and packaging.

•	Customer Service: Through our commitment to superior customer service, continually deliver consistently outstanding, personalized service to all of our customers and prospects in all target segments.

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

Government Regulation

We are subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia, and the Division of Environmental Protection of Nevada’s Department of Conservation and Natural Resources. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

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

Employees

At December 31, 2016, we had approximately 830 full-time employees, approximately 630 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable.

Web Sites and Additional Information

The U. S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Internet corporate web site at www.trex.com. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, porches, fencing, and deck framing sales. Since wood-alternative products were introduced to the market in the late 1980s, their market acceptance has increased. Our ability to grow will depend, in part, on our success in continuing to convert demand for wood products into demand for wood-alternative Trex products. To increase our market share, we must overcome:

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

In order to expand our net sales and sustain profitable operations we must maintain the quality and performance of our products. If we are unable to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance could impede acceptance of our products in the marketplace and negatively affect our profitability. We continue to receive and settle claims and maintain a warranty reserve related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by settling a nationwide class action lawsuit that lessens our exposure to provide replacement product and partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows.

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

A limited number of our customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 90% of gross sales during fiscal year 2016, 89% during fiscal year 2015 and 86% during fiscal year 2014.

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

If the required supply of transportation services is unavailable when needed, we may be unable to sell our products at full value, or at all. Similarly, if any of these providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, a material increase in transportation rates or fuel surcharges could have a material adverse effect on our profitability.

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

Our ability to continue to obtain financing on favorable terms, and the level of any outstanding indebtedness, could adversely affect our financial health and ability to compete.

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

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease that expires in March 2020. In addition, we lease 55,047 square feet of office and storage space in Dulles, Virginia, that we do not occupy. We have sublet all of the office space for the remainder of the term of the lease obligation, which expires in mid-2019. For a description of our financial reporting in connection with the Dulles lease agreement, see Note 13 to our Consolidated Financial Statements appearing elsewhere in this report.

We own approximately 92 acres of land in Winchester, Virginia and the buildings on this land. The site includes our research and development technical facility and manufacturing facility, which contains approximately 465,000 square feet of space, and outside open storage. We own approximately 37 acres of land in Fernley, Nevada and the buildings on this land. The site includes our manufacturing facility, which contains approximately 240,000 square feet of space, and outside open storage. These facilities provide adequate capacity for current and anticipated future consumer demand.

In September 2007, we suspended operations at our Olive Branch, Mississippi facility (Olive Branch facility) and consolidated all of our manufacturing operations into our Winchester and Fernley sites. In January 2016, we sold a portion of the Olive Branch facility that contained the buildings. As of the date of this report, we continue to own approximately 62 acres of undeveloped land at the Olive Branch facility.

We lease a total of approximately 1.4 million square feet of warehouse and facility space under leases with expiration dates ranging from 2017 to 2026. For information about these leases, see Note 10 to our Consolidated Financial Statements appearing elsewhere in this report.

The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2016, we spent a total of $14.6 million on capital expenditures, primarily related to equipment purchases, the purchase of land adjacent to our Winchester, Virginia manufacturing facility, Trex University (our state-of-the-art training facility), general plant cost reduction initiatives, process and productivity improvements . We estimate that our capital expenditures in 2017 will be approximately $15 million to $20 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange (NYSE) since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2016 and 2015 as reported by the NYSE.

2016	High	Low
First Quarter	$48.14	$31.11
Second Quarter	50.62	39.74
Third Quarter	64.36	44.38
Fourth Quarter	72.21	50.81

2015	High	Low
First Quarter	$55.13	$38.05
Second Quarter	57.72	46.72
Third Quarter	50.16	31.73
Fourth Quarter	44.17	33.72

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

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2011 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2012, 2013, 2014, 2015 and 2016.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Trex Company, Inc.	$100.00	$162.53	$347.25	$371.88	$332.23	$562.45
Russell 2000 Index	$100.00	$116.35	$161.52	$169.42	$161.94	$196.45
S&P 600 Building Products	$100.00	$129.86	$189.32	$188.86	$226.58	$294.05

Other Stockholder Matters

As of February 7, 2017, there were approximately 181 holders of record of our common stock.

In 2016, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2016, 2015, 2014, 2013, and 2012 and for each year in the five-year period ended December 31, 2016.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2016 (2)	2015 (3)	2014	2013 (4)	2012 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$479,616	$440,804	$391,660	$342,511	$307,354
Cost of sales	292,521	285,935	251,464	243,893	222,772

Gross profit	187,095	154,869	140,196	98,618	84,582
Selling, general and administrative expenses	83,140	77,463	72,370	73,967	71,907

Income from operations	103,955	77,406	67,826	24,651	12,675
Interest expense, net	1,125	619	878	602	8,946

Income before income taxes	102,830	76,787	66,948	24,049	3,729
Provision (benefit) for income taxes	34,983	28,689	25,427	(10,549)	1,009

Net income	$67,847	$48,098	$41,521	$34,598	$2,720

Basic earnings per share	$2.31	$1.53	$1.28	$1.03	$0.08

Basic weighted average shares outstanding	29,394,559	31,350,542	32,319,649	33,589,682	32,247,184

Diluted earnings per share	$2.29	$1.52	$1.27	$1.01	$0.08

Diluted weighted average shares outstanding	29,612,669	31,682,509	32,751,074	34,273,502	34,129,712

Cash Flow Data:
Cash provided by operating activities	$85,293	$62,634	$58,642	$45,208	$60,443
Cash used in investing activities	(10,202)	(23,329)	(12,873)	(12,697)	(7,484)
Cash used in financing activities	(62,422)	(42,854)	(39,997)	(30,898)	(55,326)

Other Data (unaudited):
EBITDA (6)	$118,136	$91,701	$82,653	$40,597	$29,149

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$18,664	$5,995	$9,544	$3,772	$2,159
Working capital	54,264	38,581	35,787	28,994	10,158
Total assets	221,430	211,998	195,824	188,157	168,615
Total debt	—	7,000	—	—	5,000
Total stockholder’s equity	$134,161	$116,463	$113,385	$106,616	$93,986

1)	All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one stock split of our common stock, in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

2)	Year ended December 31, 2016 was materially affected by a pre-tax increase of $9.8 million to the warranty reserve related to surface flaking. Also, during 2016, the Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” and ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”
Because the Company applied ASU No. 2015-17 prospectively in the quarterly period ended December 31, 2016, prior periods have not been adjusted. As a result, in 2016 deferred tax assets are now reported net of deferred tax liabilities, included as either a non-current asset or liability, and are no longer a component of working capital. Deferred tax assets or liabilities of prior fiscal years that were previously included in current assets or current liabilities continue to be reported as a component of working capital.
Adoption of ASU No. 2016-09 did not have a material impact on the Company’s results of operations and financial condition or cash flows for prior periods. Note 2 to our Consolidated Financial Statements appearing elsewhere in this report discusses the method used to apply each provision of ASU No. 2016-09.
3)	Year ended December 31, 2015 was materially affected by a pre-tax increase of $7.8 million to the warranty reserve, the majority of which related to surface flaking.
4)	Year ended December 31, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve and a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance.
5)	Year ended December 31, 2012 was materially affected by a pre-tax increase of $21.5 million to the warranty reserve.
6)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	not all entities in the Company’s industry may calculate EBITDA in the same manner in which the Company calculates EBITDA, which limits its usefulness as a comparative measure.

The Company compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income, as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity. The following table sets forth, for the years indicated, a reconciliation of EBITDA to net income:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income	$67,847	$48,098	$41,521	$34,598	$2,720
Plus interest expense, net	1,125	619	878	602	8,946
Plus income tax provision (benefit)	34,983	28,689	25,427	(10,549)	1,009
Plus depreciation and amortization	14,181	14,295	14,827	15,946	16,474

EBITDA	$118,136	$91,701	$82,653	$40,597	$29,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high performance, low maintenance products in the decking, railing, porch, fencing, steel deck framing and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following products:

Decking	Trex Transcend® Trex Enhance® Trex Select®
Railing	Trex Transcend Railing Trex Signature™ aluminum railing Trex Select Railing
Porch	Trex Transcend Porch Flooring and Railing System
Fencing	Trex Seclusions®
Steel Deck Framing System	Trex Elevations®
Outdoor Lighting Systems	Trex DeckLighting™ Trex LandscapeLighting™
Hidden Fastening System for Specially Grooved Boards	Trex Hideaway®

Highlights related to the twelve months ended December 31, 2016 include:

•	Increase in net sales of 8.8%, or $38.8 million, in the twelve months ended 2016 compared to the twelve months ended 2015. Net sales in 2016 were the highest of any year in our history.

•	Increase in gross profit of 20.8%, or $32.2 million. Gross profit in 2016 was the highest of any year in our history.

•	Net income of $67.8 million also reflects the highest of any year in our history.

•	$85.3 million of positive cash flows from operating activities in the twelve months ended 2016 compared to $62.6 million in the twelve months ended 2015.

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

As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs, warranty costs, and freight. Raw materials costs generally include the costs to purchase and transport reclaimed wood fiber, scrap polyethylene and pigmentation for coloring Trex products. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

Product Warranty. We warrant that our products will be free from material defects in workmanship and materials. Generally this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature™ Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

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

To estimate the number of claims to be settled with payment, we utilize actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts. The number of claims received has declined each year since peaking in 2009, although the rate of decline has decelerated in recent years. Additionally, events such as the 2009 settlement of a class action lawsuit covering the surface flaking defect and communications by us in 2013 informing homeowners of potential hazards associated with products exhibiting surface flaking that are not timely replaced, have obscured observable trends in historical claims activity. The cost per claim varies due to a number of factors, including the size of affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement.

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been our practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the year ended December 31, 2016 was lower than claims received in the year ended December 31, 2015, continuing the historical year-over-year decline in incoming claims, but was higher than our expectations. Also, the average settlement cost per claim experienced in the year ended December 31, 2016 was higher than the average settlement cost per claim experienced during the year ended December 31, 2015 and higher than our expectation for 2016. As a result and after actuarial review, we revised our estimate and recorded an increase to the warranty reserve of $9.8 million during the third quarter of 2016. Based on the facts and circumstances at December 31, 2016, we believe our reserve is sufficient to cover future surface flaking obligations. We note that our annual cash outflows for surface flaking claims declined by $1.5 million, or 21%, in 2016 compared to 2015, and declined by $1.7 million, or 19%, in 2015 compared to 2014.

Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10%

change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.4 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Year Ended December 31,
	2016	2015	2014
Claims unresolved beginning of period	2,500	2,872	4,249
Claims received (1)	2,615	2,968	3,212
Claims resolved (2)	(2,360)	(3,340)	(4,589)

Claims unresolved end of period	2,755	2,500	2,872

Average cost per claim (3)	$2,639	$2,521	$2,287

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

For additional information about product warranties, see Notes 2 and 13 to the Consolidated Financial Statements appearing elsewhere in this report.

Inventories. We account for inventories at the lower of cost (last-in, first-out, or LIFO) or market value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence. At December 31, 2016, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $21.4 million.

Income Taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect during the year in which it is expected that the differences reverse. We assess the likelihood that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2016, we have a valuation allowance of $4.1 million against the deferred tax assets related to state tax credits we estimate will expire before they are realized. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

Stock-Based Compensation. The fair value of each stock-based award to officers, directors and certain key employees is established on the date of the grant. We calculate the grant date fair value of stock options and stock appreciation rights using the Black-Scholes valuation model. Determining the fair value of these awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, and the price volatility of our shares. The Company uses the historical volatility over the average expected term of the options granted as the expected volatility. The Company recognizes forfeitures as they occur. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

We grant performance-based restricted stock units, the vesting of which is subject to holder’s continuing employment and our achievement of certain performance measures. At each reporting period, we assess actual performance versus the predetermined performance measures, and adjust the stock-based compensation expense to reflect the relative performance achievement. Actual distributed shares are calculated upon conclusion of the service and performance periods.

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the years ended December 31, 2016 compared to December 31, 2015, and December 31, 2015 compared to December 31, 2014.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$479,616	$440,804	$38,812	8.8%

The $38.8 million increase in net sales in 2016 compared to 2015 was due primarily to a $53.2 million increase in sales volume growth of our core Trex branded decking and railing products. Sales volume growth also benefited from the execution of our market growth strategies that we launched in the second quarter of this year to highlight the aesthetics, performance and sustainability benefits of Trex composite decking and railing products versus wood. The rollout of our programs in 2016 that aimed to strengthen our brand relationships with consumers and the trade facilitated growth. Such programs include our online tools that assist the consumer throughout the sales process from design to installation, and the launch of our state-of-the-art training facility, Trex University, that educates retailers, contractors and other Trex partners on the benefits of Trex outdoor living products. The increase in sales volume growth was offset by $6.8 million due to the impact of mix and sales discounts, and by a $7.6 million decrease in poly film sales. These sales were curtailed early in 2016 reflecting a change in management’s procurement strategy for scrap poly film purchases.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Cost of sales	$292,521	$285,935	$6,586	2.3%
% of net sales	61.0%	64.9%
Gross profit	$187,095	$154,869	$32,226	20.8%
Gross margin	39.0%	35.1%

The increase in gross profit in 2016 compared to 2015 was primarily due to reduced raw materials cost, execution of our manufacturing cost improvement initiatives, and increased sales. The drivers for the increase in gross margin, or gross profit as a percentage of net sales, were lower raw materials cost mainly resulting from our revised procurement strategy, other cost saving initiatives designed to ensure we meet increased market demand more efficiently and effectively, and from an increase in capacity utilization in order to achieve appropriate inventory levels to support growth, and other operating efficiencies. The increase in gross profit was partially offset by a $9.8 million increase to the legacy warranty reserve related to the surface flaking issue that affected a portion of products produced at our Nevada plant before 2007 compared to a $5.4 million adjustment in 2015 that related to surface flaking.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Selling, general and administrative expenses	$83,140	$77,463	$5,677	7.3%
% of net sales	17.3%	17.6%

The increase in selling, general and administrative expenses in 2016 compared to 2015 was attributable to a $2.2 million increase in personnel related expenses of salaries and benefits and incentive compensation due to improved performance against targets, $2.2 million increase in research and development expenses, and a $1.4 million increase in advertising and branding activities in support of our market growth strategies.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Interest expense	$1,125	$619	$506	81.7%
% of net sales	0.2%	0.1%

The increase in interest expense in 2016 compared to 2015 was due to an $18.3 million increase in average outstanding borrowings during 2016 and a slight increase in the effective interest rate. The increase in borrowings was due to $53.3 million in stock repurchase activity related to our expanded share repurchase program and in support of our seasonal working capital needs.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Provision for income taxes	$34,983	$28,689	$6,294	21.9%
Effective tax rate	34.0%	37.4%

During 2016 and 2015, our income tax expense consisted of statutory federal and state taxes, permanent book to tax differences, federal tax credits, and other miscellaneous tax items. The effective tax rate in 2016 decreased 340 basis points compared to the effective tax rate during 2015 due to nondeductible compensation expense recognized in the prior year and the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 2016-09, “Compensation – Stock Compensation (Topic718): Improvements to Employee Share-Based Payment Accounting.” As of January 1, 2016, the Company prospectively applied the guidance related to excess tax benefits and recorded a $1.7 million benefit within income tax expense. Excess tax benefits for 2015 were recorded as an increase to additional paid-in capital.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales	$440,804	$391,660	$49,144	12.5%

The increase in net sales in 2015 compared to 2014 was due to a 10.4% increase in sales volumes and a 2.0% increase in the average price per unit due to a price increase on one line of decking product and, to a lesser extent, product mix. We attribute the increase in sales volumes in 2015 compared to 2014 primarily to market share gains and an increase in demand for wood-alternative products. The increase in average price per unit in 2015 was a result of price increases on some of our 2015 decking products.

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

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Selling, general and administrative expenses	$77,463	$72,370	$5,093	7.0%
% of net sales	17.6%	18.5%

The increase in selling, general and administrative expenses in 2015 compared to 2014 was primarily attributable to a $5.8 million increase in personnel related expenses primarily due to incentive compensation and severance pay and a $2.6 million increase in branding activities, such as the launch of our new marketing campaign, market research and trade show presentations. These increases were partially offset by an increase in sublease receipts of approximately $1.2 million during 2015 (refer to Note 13 to the Consolidated Financial Statements), a $1.2 million decrease in service fees and $950,000 in other general cost reductions.

Interest Expense

	Year Ended December 31,		$ Change	% Change
	2015	2014
	(dollars in thousands)
Interest expense	$619	$878	$(259)	(29.5)%
% of net sales	0.1%	0.2%

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

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$85,293	$62,634	$58,642
Net cash used in investing activities	$(10,202)	$(23,329)	$(12,873)
Net cash used in financing activities	$(62,422)	$(42,854)	$(39,997)

Net increase (decrease) in cash and cash equivalents	$12,669	$(3,549)	$5,772

Operating Activities

Net cash provided by operating activities increased $22.7 million in 2016 compared to 2015 primarily due to higher cash receipts from the 8.8% increase in net sales during 2016 compared to 2015 coupled with the 390 basis point increase in gross margin, and a $4.4 million increase due to the timing of income tax payments.

Net cash provided by operating activities increased $4 million in 2015 compared to 2014. The increase reflected higher operating cash receipts from increased net sales and an increase in accrued expenses and other liabilities, partially offset by an increase in trade accounts receivable. The $15 million increase in accrued expenses and other liabilities in 2015 was primarily attributed to increases in accrued marketing and other branding activities of $6 million, incentive and other personnel related expenses of $2 million, and miscellaneous other fees and expenses of $6 million. The increase in accrued expenses and other liabilities was offset by an increase in accounts receivable of $12 million in 2015. The increase in accounts receivable was due to an increase in net sales.

Investing Activities

Investing activities consist principally of capital expenditures directed to new product development and to quick return cost investments to capture manufacturing cost savings. These investments allow us to meet the market’s increased demand and corresponding volume requirements resulting in greater profitability and cash flow. Capital expenditures in 2016 were $14.6 million consisting primarily of $5.6 million for the purchase of, land adjacent to our Winchester, Virginia manufacturing facility, and Trex University (our state-of-the-art training facility), $5.6 million for investments to capture plant cost reduction initiatives, and $2.7 million for process and productivity improvement. Also, in January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of December 31, 2016, continues to own approximately 62 acres of undeveloped land adjacent to the sold properties.

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

Financing Activities

In January 2016, we increased our borrowing capacity in order to repurchase shares of our common stock and to support our seasonal working capital needs. Net cash used in financing activities was $62.4 million in 2016 compared to net cash used in financing activities of $42.9 million in 2015. The increase was primarily due to payments on outstanding debt balances earlier and at a higher level in 2016 compared to 2015 due to higher sales and reduced manufacturing costs.

Cash used in financing activities was $42.9 million during 2015 compared to $40.0 million in 2014, a 7.2% increase. The net use of cash in 2015 was primarily used to repurchase common stock in the amount of $45.2 million under our October 2014 Stock Repurchase Program, and to fund working capital needs and support general business operations.

Stock Repurchase Programs.

On February 19, 2014, our Board of Directors authorized a common stock repurchase program of up to $50.0 million of our outstanding common stock (February 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended June 30, 2014, we repurchased 1,657,919 shares for $50.0 million, which completed the authorization under the February 2014 Stock Repurchase Program.

On October 23, 2014, our Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of our outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. During the three months ended September 30, 2015, we repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program.

On October 22, 2015, our Board of Directors terminated the October 2014 Stock Repurchase Program and adopted a new stock repurchase program of up to 3.15 million shares of our outstanding common stock (October 2015 Stock Repurchase Program). In 2016, we repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program. This authorization terminated on December 31, 2016.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of our outstanding common stock (February 2017 Stock Repurchase Program). As of the date of this report, we had not repurchased any shares under the February 2017 Stock Repurchase Program.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers who in turn sell the products to the end users. Consistent with industry practices, to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning, we have historically provided our distributors and dealers incentives to build inventory levels before the start of the prime deck-building season. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. We warrant that we will replace defective items for a period of one year from the date of shipment to the distributor. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in distribution channels at December 31, 2016 compared to inventory levels at December 31, 2015. Significant increases in inventory levels in the distribution channel without a corresponding change in end-user demand could have an adverse effect on future sales.

On occasion, we may need to replace a distributor. Historically, we have had little difficulty replacing a distributor and have experienced little or no disruption to operations or liquidity. We believe that in the event we need to replace a distributor, it would not have an adverse effect on our profitability or liquidity.

Product Warranty. We continue to receive and settle claims related to material produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve. During the year ended December 31, 2016, we paid approximately $5.7 million to settle surface flaking claims against the warranty reserve, a decrease of 21% from the $7.2 million paid in 2015. We estimate that the number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from expectations it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods.

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

Indebtedness. On January 12, 2016, the Company entered into a Third Amended and Restated Credit Agreement and also the First Amendment to the Third Amended and Restated Credit Agreement (together, the Third Amended Credit Agreement) with Bank of America, N.A. (BOA) as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders including Citibank, N.A., Capital One, N.A., and SunTrust Bank (collectively, Lenders) arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. The Third Amended Credit Agreement amended and restated the Second Amended Credit Agreement.

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

The Company will reimburse BOA for all amounts payable, including interest, under a letter of credit at the earlier of (i) the date set forth in the application, or (ii) one business day after the payment under such letter of credit by BOA.

The Third Amended Credit Agreement is secured by property with respect to which liens in favor of the Administrative Agent, for the benefit of itself and the other holders of the obligations, are purported to be granted pursuant to and in accordance with the terms of the collateral documents as referenced in the Third Amended Credit Agreement.

At December 31, 2016, the Company had no outstanding borrowings under the Third Amended Credit Agreement and $200 million of available borrowing capacity.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants, we are required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2016. Failure to comply with the financial covenants could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. The following tables show, as of December 31, 2016, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase commitments (1)	$23,802	$20,208	$3,594	$—	$—
Operating leases	58,388	9,606	23,953	10,783	14,046

Total contractual cash obligations	$82,190	$29,814	$27,547	$10,783	$14,046

(1)	Purchase commitments represent supply contracts with raw material vendors. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. Capital expenditures in 2016 were $14.6 million consisting of $5.6 million for the purchase of land adjacent to our Winchester, Virginia manufacturing facility, Trex University (our state-of-the-art training facility), $5.6 million for general plant cost reduction initiatives, and $2.7 million for process and productivity improvement. We currently estimate that capital expenditures in 2017 will be approximately $15 million to $20 million. Capital expenditures in 2017 are expected to be used primarily to support new product launches in current and adjacent categories, cost reduction initiatives, and general business support.

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

NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance in August 2015 within ASU 2015-14, in March 2016 within ASU 2016-08, in April 2016 within ASU 2016-10, and in May 2016 within ASU 2016-12 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company intends to adopt the new standard in the first quarter of fiscal 2018. Currently, the Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company does not believe adoption of the new standard will have a material impact on its Consolidated Statements of Comprehensive Income, but expects expanded financial statement footnote disclosure. The Company is continuing to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company is currently assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures and has not made any decision on the option to elect adoption of the practical expedients.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective translation method. The Company is assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2016, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2016, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 21, 2017	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Principal Executive Officer)

February 21, 2017	By:	/S/ BRYAN H. FAIRBANKS
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

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

Regarding Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Trex Company, Inc.

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trex Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trex Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trex Company, Inc., as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Trex Company, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 21, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2016 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2016 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2016 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2016 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2016 fiscal year-end.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.3	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.4	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.5	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.6	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.7	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.8	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.9	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.10	Intellectual Property Security Agreement, dated November 20, 2014, by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended and Restated Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.11	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.12	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.13	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.14	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.15	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.16	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.17	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.18	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.12	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.13	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.14	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.15	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.16	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed herewith. **

10.17	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. *, **

Exhibit Number	Exhibit Description
10.21	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.22	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.25	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.26	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.27	Deed of Lease, dated June 15, 2000, between Trex Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.28	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.29	Amendment, dated November 2, 2016, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC as successor to Space, LLC. Filed herewith.

10.30	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference. *

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

Exhibit Number	Exhibit Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-28

Report of Ernst & Young LLP,

Independent Registered Public Accounting Firm,

on the Audited Consolidated Financial Statements

The Board of Directors and Stockholders

Trex Company, Inc.

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trex Company, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trex Company, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 21, 2017

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Net sales	$479,616	$440,804	$391,660
Cost of sales	292,521	285,935	251,464

Gross profit	187,095	154,869	140,196
Selling, general and administrative expenses	83,140	77,463	72,370

Income from operations	103,955	77,406	67,826
Interest expense, net	1,125	619	878

Income before income taxes	102,830	76,787	66,948
Provision for income taxes	34,983	28,689	25,427

Net income	$67,847	$48,098	$41,521

Basic earnings per common share	$2.31	$1.53	$1.28

Basic weighted average common shares outstanding	29,394,559	31,350,542	32,319,649

Diluted earnings per common share	$2.29	$1.52	$1.27

Diluted weighted average common shares outstanding	29,612,669	31,682,509	32,751,074

Comprehensive income	$67,847	$48,098	$41,521

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,664	$5,995
Accounts receivable, net	48,039	47,386
Inventories	28,546	23,104
Prepaid expenses and other assets	10,400	13,409
Deferred income taxes	—	9,136

Total current assets	105,649	99,030

Property, plant and equipment, net	103,286	100,924
Goodwill and other intangibles	10,523	10,526
Other assets	1,972	1,518

Total Assets	$221,430	$211,998

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,767	$17,733
Accrued expenses	34,693	28,891
Accrued warranty	5,925	6,825
Line of Credit	—	7,000

Total current liabilities	51,385	60,449
Deferred income taxes	894	4,597
Non-current accrued warranty	31,767	26,698
Other long-term liabilities	3,223	3,791

Total Liabilities	87,269	95,535

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,894,233 and 34,819,259 shares issued and 29,400,552 and 30,904,530 shares outstanding at December 31, 2016 and 2015, respectively	349	348
Additional paid-in capital	120,082	116,947
Retained earnings	187,242	119,395
Treasury stock, at cost, 5,493,681 and 3,914,729 shares at December 31, 2016 and 2015, respectively	(173,512)	(120,227)

Total Stockholders’ Equity	134,161	116,463

Total Liabilities and Stockholders’ Equity	$221,430	$211,998

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2013	33,475,614	$346	101,494	$29,776	1,122,510	$(25,000)	$106,616
Net income	—	—	—	41,521	—	—	41,521
Employee stock purchase and option plans	133,133	1	746	—	—	—	747
Shares withheld for taxes on share-based payment awards	(36,610)	—	(3,189)	—	—	—	(3,189)
Stock-based compensation	105,905	1	4,806	—	—	—	4,807
Excess tax benefits from stock compensation	—	—	12,883	—	—	—	12,883
Shares repurchased under our publicly announced share repurchase programs	(1,657,919)	—	—	—	1,657,919	(50,000)	(50,000)

Balance, December 31, 2014	32,020,123	348	116,740	71,297	2,780,429	(75,000)	113,385

Net income	—	—	—	48,098	—	—	48,098
Employee stock purchase and option plans	113,996	1	314	—	—	—	315
Shares withheld for taxes on share-based payment awards	(115,453)	(1)	(8,085)	—	—	—	(8,086)
Stock-based compensation	20,164	—	4,861	—	—	—	4,861
Excess tax benefits from stock compensation	—	—	3,117	—	—	—	3,117
Shares repurchased under our publicly announced share repurchase programs	(1,134,300)	—	—	—	1,134,300	(45,227)	(45,227)

Balance, December 31, 2015	30,904,530	348	$116,947	119,395	3,914,729	(120,227)	116,463

Net income	—	—	—	67,847	—	—	67,847
Employee stock purchase and option plans	79,175	1	279	—	—	—	280
Shares withheld for taxes on share-based payment awards	(13,193)	(1)	(1,932)	—	—	—	(1,933)
Stock-based compensation	8,992	1	4,788	—	—	—	4,789
Shares repurchased under our publicly announced share repurchase programs	(1,578,952)	—	—	—	1,578,952	(53,285)	(53,285)

Balance, December 31, 2016	29,400,552	$349	$120,082	$187,242	5,493,681	$(173,512)	$134,161

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities
Net income	$67,847	$48,098	$41,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,498	14,384	15,204
Deferred income taxes	5,433	1,024	3,574
Stock-based compensation	4,788	4,861	4,807
(Gain) Loss on disposal of property, plant and equipment	(185)	649	158
Excess tax benefits from stock compensation	—	(3,147)	(12,898)
Other non-cash adjustments	(284)	(271)	(245)
Changes in operating assets and liabilities:
Accounts receivable	(653)	(10,995)	867
Inventories	(5,442)	643	(1,319)
Prepaid expenses and other assets	(4,256)	905	(624)
Accounts payable	(6,966)	(2,317)	5,159
Accrued expenses and other liabilities	9,403	7,554	(7,535)
Income taxes receivable/payable	1,110	1,246	9,973

Net cash provided by operating activities	85,293	62,634	58,642

Investing Activities
Expenditures for property, plant and equipment	(14,551)	(23,333)	(12,974)
Proceeds from sales of property, plant and equipment	4,349	35	66
Purchase of acquired company, net of cash acquired	—	(31)	(44)
Notes receivable, net	—	—	79

Net cash used in investing activities	(10,202)	(23,329)	(12,873)

Financing Activities
Financing costs	(485)	(3)	(453)
Borrowings under line of credit	242,700	225,500	143,000
Principal payments under line of credit	(249,700)	(218,500)	(143,000)
Repurchases of common stock	(55,216)	(53,313)	(53,189)
Proceeds from employee stock purchase and option plans	279	315	747
Excess tax benefits from stock compensation	—	3,147	12,898

Net cash used in financing activities	(62,422)	(42,854)	(39,997)

Net increase (decrease) in cash and cash equivalents	12,669	(3,549)	5,772
Cash and cash equivalents at beginning of year	5,995	9,544	3,772

Cash and cash equivalents at end of year	$18,664	$5,995	$9,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$852	$625	$520
Cash paid for income taxes, net	$28,626	$26,327	$11,919

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

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

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (Denplax), a venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2016.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2016, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for payment discounts and doubtful accounts. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. There was no valuation allowance recorded as of December 31, 2016 and 2015.

In the years ended December 31, 2016, 2015 and 2014, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2016, two customers of the Company represented approximately 39% of the Company’s net sales. For the year ended December 31, 2015, one customer of the Company represented approximately 27% of the Company’s net sales. For the year ended December 31, 2014, one customer of the Company represented approximately 24% of the Company’s net sales. At December 31, 2016, four customers represented 30%, 16%, 14%, and 13%, respectively, of the Company’s accounts receivable balance.

Approximately 33%, 35%, and 38% of the Company’s materials purchases for the years ended December 31, 2016, 2015 and 2014, respectively, were purchased from its four largest suppliers.

Inventories

Inventories are stated at the lower of cost (last-in, first-out, or LIFO, method) or market value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2016, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $21.4 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

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

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings	40 years
Machinery and equipment	3-11 years
Furniture and equipment	10 years
Forklifts and tractors	5 years
Computer equipment and software	5 years

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

Contract Termination Costs

The Company leases 55,047 square feet of office and storage space in Dulles, Virginia, that it does not occupy, but has sublet all of the office space for the remainder of the term of its lease obligation, which ends June 30, 2019. The future sublease receipts are less than the remaining minimum lease payment obligations under the Company’s lease. Accordingly, the Company has recorded a liability for the present value of the shortfall.

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s 1996 purchase of the Mobil Composite Products Division and the 2011 purchase of the assets of the Iron Deck Corporation. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “Intangibles – Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value.

The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount to determine if it should proceed with the evaluation of goodwill for impairment. If the Company proceeds with the two-step impairment test, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

For the years ended December 31, 2016, 2015 and 2014, the Company completed its annual impairment test of goodwill and noted no impairment. The Company performs the annual impairment testing of its goodwill as of

October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2016, the Company had goodwill of $10.5 million that is reviewed annually for impairment.

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to Trex Signature® Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

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

Stock-Based Compensation

The Company measures stock-based compensation at the grant date of the award based on the fair value. For stock options, stock appreciation rights and time-based restricted stock and time-based restricted stock units, stock-based compensation is recognized on a straight line basis over the vesting periods of the award. The Company recognizes forfeitures as they occur. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is probable to be paid out based on the achievement of predetermined performance measures. Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2016, the Company has a valuation allowance of $4.1 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2016, 2015 and 2014, research and development costs were $3.7 million, $1.5 million and $2.3 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2016 and December 31, 2015, $2.4 million and $0.8 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2016, 2015 and 2014, branding expenses, including advertising expenses as described above, were $24.8 million, $23.4 million and $20.8 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2016 and 2015.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The standard requires that all deferred tax assets and liabilities for a particular tax-paying component of an entity and within a particular tax jurisdiction, along with any valuation allowance, be offset and classified as a single noncurrent deferred tax asset or liability regardless of their nature or expected timing of reversal or recovery. The standard may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company elected to early adopt the standard in the quarterly period ended December 31, 2016. The Company applied the standard prospectively in the fourth quarter of fiscal 2016 and, accordingly, prior periods were not adjusted. Adoption of the standard will not impact the Company’s financial debt covenants or restrictions, and deferred tax assets and deferred tax liabilities are no longer reported in current assets or current liabilities.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard amends certain aspects of accounting for employee share-based payment transactions, including the accounting for income taxes related to those transactions and forfeitures. The standard requires recognizing excess tax benefits and deficiencies on share-based awards in the tax provision, instead of in equity. Also, the standard requires these amounts to be classified as an operating activity, and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flows, rather than as currently classified as financing and operating activities, respectively. The standard is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period, with early adoption permitted. The Company elected to early adopt the standard in fiscal year 2016. The impact of the early adoption resulted in the following:

•	The Company recorded a tax benefit of $1.7 million within income tax expense related to the excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units. The Company applied this guidance prospectively as of January 1, 2016 and, accordingly, data for the prior years ended December 31, 2015 and 2014 were not adjusted. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. Going forward, this change could create volatility in the Company’s effective tax rate.

•	The Company elected to change its policy on accounting for forfeitures and recognize forfeitures as they occur. The Company applied this guidance on a modified retrospective transition method. The Company determined that the cumulative effect of applying the guidance under the modified retrospective transition method was not material to its Consolidated Financial Statements

•	Excess tax benefits are now reported as an operating activity in the Company’s Consolidated Statements of Cash Flows, rather than as a financing activity as was previously reported. As the Company applied this guidance prospectively as of January 1, 2016, excess tax benefits for the years ended December 31, 2015 and December 31, 2014 were not adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows.

•	The standard requires the presentation of employee taxes as a financing activity in the Consolidated Statements of Cash Flows. This provision did not impact the Company’s Consolidated Financial Statements as the Company currently presents employee taxes as a financing activity in its Consolidated Statements of Cash Flows.

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for 2016, which did not materially increase the diluted weighted average common shares outstanding. Data reported in Note 14, “Interim Financial Data (Unaudited),“for net income, diluted net income per share and diluted weighted average common shares outstanding for the each quarterly period in the fiscal year ended December 31, 2016, reflect adoption of the new standard.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance in August 2015 within ASU 2015-14, in March 2016 within ASU 2016-08, in April 2016 within ASU 2016-10, and in May 2016 within ASU 2016-12 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring goods or services to a customer. The Company intends to adopt the new standard in the first quarterly period of fiscal 2018. Currently, the Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company does not believe adoption of the new standard will have a material impact on its Consolidated Statements of Comprehensive Income, but expects expanded financial statement footnote disclosure. The

Company is continuing to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard in the first quarterly period of fiscal 2019, and is currently assessing the impact of adoption of the standard on its consolidated financial statements and related note disclosures. The Company has not made any decision on the option to elect adoption of the practical expedients.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective translation method. The Company is assessing the impact of adoption of the new standard on its consolidated financial statements and related note disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2016	2015
Finished goods	$29,686	$24,961
Raw materials	20,231	21,384

Total FIFO (first-in, first out) inventories	49,917	46,345
Reserve to adjust inventories to LIFO value	(21,371)	(23,241)

Total LIFO inventories	$28,546	$23,104

Inventory is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2016. There was an inventory reduction in 2015. However, the impact on the Company’s cost of sales was not material due the fact that the historical costs expensed during 2015 closely approximated the current year costs.

4.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2016	2015
Prepaid expenses	$6,209	$1,897
Income tax receivable	4,024	5,134
Assets held for sale	—	6,154
Other	167	224

Total prepaid expenses and other assets	$10,400	$13,409

At December 31, 2015, assets held for sale consisted of assets at the idle Olive Branch, Mississippi facility (Olive Branch assets) consisting of land and buildings and measured at the lower of their carrying amount or fair value less cost to sell. Fair value was determined using the Level 3 fair value hierarchy classification and was based on management’s best estimate of market participants’ pricing of the assets, including input from broker and industry specialists, and considered the condition of the assets.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2016	2015
Building and improvements	$47,859	$47,209
Machinery and equipment	223,450	210,880
Furniture and fixtures	2,710	2,221
Forklifts and tractors	10,167	7,607
Computer equipment	10,481	9,575
Construction in process	4,172	11,032
Land	11,417	8,532

Total property, plant and equipment	310,256	297,056
Accumulated depreciation	(206,970)	(196,132)

Total property, plant and equipment, net	$103,286	$100,924

The Company had construction in process as of December 31, 2016 of approximately $4.2 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2017.

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 totaled $14.2 million, $14.3 million and $14.8 million, respectively.

During December 2015, the Company reclassified the Olive Branch assets from “Property, plant and equipment, net,” to assets held for sale in “Prepaid expenses and other assets” in the Consolidated Balance Sheet. The transfer to a held for sale category was due to the signing of letters of intent to sell certain of the Olive Branch assets. Upon transfer during December 2015, the Company measured the Olive Branch assets at the lower of their carrying amount or fair value less cost to sell, and recognized a loss of $0.5 million, which is reported in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2015. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and recognized a $0.1 million gain on sale, which is reported in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income. As of December 31, 2016, the Company continues to own approximately 62 acres of undeveloped land that is reported in “Property, plant and equipment, net” in the Consolidated Balance Sheet.

6.	ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	2016	2015
Sales and marketing costs	$16,707	$11,928
Compensation and benefits	13,298	11,217
Manufacturing costs	1,799	1,732
Rent obligations	632	664
Other	2,257	3,350

Total accrued expenses	$34,693	$28,891

7.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2016, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2016, was $200 million. At December 31, 2015, the Company had $7.0 million of outstanding indebtedness, and the interest rate on the revolving credit facility was 1.39%.

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

Under the Third Amended Credit Agreement, the Lenders agree to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. Included within the revolving loan limit are sublimits for a letter of credit facility in an amount not to exceed $15 million and swing line loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The revolving loans, the letter of credit facility and the swing line loans are for the purpose of funding working capital needs and supporting general business operations. Additionally, within the Revolving Loan Limit, the Company could borrow, repay, and reborrow, at any time or from time to time while the Third Amended Credit Agreement is in effect.

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

The Second Amended Credit Agreement provided the Company with one or more revolving loans in a collective maximum principal amount of $150 million from January 1 through June 30 of each year and a maximum principal amount of $100 million from July 1 through December 31 of each year (Revolving Loan Limit) throughout the term of November 20, 2019.

Included within the Revolving Loan Limit were sublimits for a letter of credit facility in an amount not to exceed $15 million and swing advances in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolver Loans, the Letter of Credit Facility and the Swing Advance loans were for the purpose of raising working capital and supporting general business operations. The Company was not obligated to borrow any amount under the Revolving Loan Limit. Additionally, within the Revolving Loan Limit, the Company could borrow, repay, and reborrow, at any time or from time to time while the Second Amended Credit Agreement is in effect.

Base Rate Advances (as defined in the Second Amended Credit Agreement) under the Revolver Loans and the Swing Advances accrued interest at the Base Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement) and Euro-dollar Advances for the Revolver Loans and Swing Advances accrued interest at the Adjusted London InterBank Offered Rate plus the Applicable Margin (as defined in the Second Amended Credit Agreement).

The Company was required to reimburse BB&T for all amounts payable, including interest, under a Letter of Credit at the earlier of (i) the date set forth in the application, or (ii) one business day after the payment under such Letter of Credit by BB&T.

The Second Amended Credit Agreement was secured by interest in real property owned by us and certain collateral (as described in the Second Amended and Restated Security Agreement and Intellectual Property Security Agreement).

Compliance with Debt Covenants and Restrictions. The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on its ability to generate sufficient cash flows from operations. To remain in compliance with financial covenants, the Company is required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The material financial covenants and restrictions do not permit the Company’s fixed charge coverage ratio to be less than 1.5 to 1.0 and do not permit the Company’s consolidated debt to consolidated EBITDA ratio to exceed 3.0 to 1.0, measured as of the end of each fiscal quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date). The Company was in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2016. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

8.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income	$67,847	$48,098	$41,521

Denominator:
Basic weighted average shares outstanding	29,394,559	31,350,542	32,319,649
Effect of dilutive securities:
SARS and options	125,119	197,299	262,730
Restricted stock	92,991	134,668	168,695

Diluted weighted average shares outstanding	29,612,669	31,682,509	32,751,074

Basic earnings per share	$2.31	$1.53	$1.28

Diluted earnings per share	$2.29	$1.52	$1.27

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Restricted stock and stock options	12	501	2,633
Stock appreciation rights	4,631	5,828	1,969

Stock Repurchase Programs

On February 19, 2014, the Board of Directors authorized a common stock repurchase program of up to $50 million shares of the Company’s outstanding common stock (February 2014 Stock Repurchase Program). This authorization had no expiration date. During 2014, the Company repurchased 1,657,919 shares for $50.0 million, which completed the authorization under the February 2014 Stock Repurchase Program.

On October 23, 2014, the Board of Directors authorized a common stock repurchase program of up to 2.0 million shares of the Company’s outstanding common stock (October 2014 Stock Repurchase Program). This authorization had no expiration date. During 2015, the Company repurchased 1,134,300 shares for $45.2 million under the October 2014 Stock Repurchase Program. On October 22, 2015, the Board of Directors terminated the October 2014 Stock Repurchase Program and adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization terminated on December 31, 2016. During 2016, the Company repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2017 Stock Repurchase Program.

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

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is probable to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Time-based restricted stock and time-based restricted stock units	$2,281	$2,704	$2,974
Performance-based restricted stock and performance-based restricted stock units	2,210	1,562	727
Stock appreciation rights	184	525	1,035
Employee stock purchase plan	113	70	71

Total stock-based compensation	$4,788	$4,861	$4,807

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock and Time-Based Restricted Stock Units

The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $9.8 million, and $3.9 million, respectively. At December 31, 2016, there was $1.5 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.6 years.

Time-based restricted stock activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2013	382,974	$13.78
Granted	66,511	$32.70
Vested	(116,641)	$33.73
Forfeited	(3,282)	$16.61

Nonvested at December 31, 2014	329,562	$18.89
Granted	57,598	$43.81
Vested	(230,704)	$42.37
Forfeited	(48,549)	$20.20

Nonvested at December 31, 2015	107,907	$29.43
Granted	57,874	$37.64
Vested	(43,848)	$42.34
Forfeited	(133)	$43.89

Nonvested at December 31, 2016	121,800	$31.59

Performance-based Restricted Stock and Performance-Based Restricted Stock Units

The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2016 and 2015, there was $1.2 million and $0.6 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 2.0 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2014	42,676	$33.72
Granted	34,638	$43.89
Vested	(35,679)	$41.91
Forfeited	(12,538)	$38.12

Nonvested at December 31, 2015	29,097	$39.38
Granted	44,925	$35.83
Vested	(14,949)	$35.71
Forfeited	(657)	$33.72

Nonvested at December 31, 2016	58,416	$36.63

Stock Appreciation Rights

SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The SARs are generally forfeitable upon the resignation of employment or termination of employment with cause. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award.

As of December 31, 2016, there was no unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. There were no SARs issued in the year ended December 31, 2016. For SARs issued in the years ended December 31, 2015 and 2014, respectively, the assumptions shown in the following table were used:

	December 31,
	2015	2014
Dividend yield	0%	0%
Average risk-free interest rate	1.6%	1.7%
Expected term (years)	5	5
Expected volatility	42.9%	52.6%

Dividend Yield. The Company has never paid cash dividends on its common stock.

Average Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

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

The Company recognizes forfeitures as they occur.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2015 and 2014 was $16.26, and $17.78, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2016
Outstanding at December 31, 2013	739,194	$12.93
Granted	3,866	$37.88
Exercised	(218,826)	$10.96
Canceled	(8,404)	$4.74

Outstanding at December 31, 2014	515,830	$13.98
Granted	15,585	$41.19
Exercised	(263,626)	$13.86
Canceled	(5,712)	$21.94

Outstanding at December 31, 2015	262,077	$13.13
Granted	—	$—
Exercised	(124,352)	$11.09
Canceled	—	$—

Outstanding at December 31, 2016	137,725	$19.57	5.6	$6,174,886
Vested at December 31, 2016	127,469	$17.83	5.4	$5,936,639
Exercisable at December 31, 2016	127,469	$17.83	5.4	$5,936,639

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 600,000. Through December 31, 2016, employees had purchased approximately 422,687 shares under the plan.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The options are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. All outstanding options were exercised during fiscal 2015 and there were no stock options outstanding at December 31, 2015 and 2016.

Stock option activity under the Plan and all predecessor stock incentive plans is as follows:

	Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2013	42,288	$20.05
Granted	—	$—
Exercised	(27,942)	$35.73
Canceled	(1,188)	$17.92

Outstanding at December 31, 2014	13,158	$23.36
Granted	—	$—
Exercised	(13,158)	$50.37
Canceled	—	$—

Outstanding at December 31, 2015	—	$—

10.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2016 were as follows (in thousands):

Year Ending December 31,
2017	$9,606
2018	9,271
2019	8,205
2020	6,477
2021	6,170
Thereafter	18,659

Total minimum lease payments	$58,388

For the years ended December 31, 2016, 2015 and 2014, the Company recognized rental expenses of approximately $9.9 million, $7.7 million and $7.5 million, respectively.

For information related to the Company’s reconsidered corporate headquarters lease agreement, see Note 13.

11.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Profit Sharing Plan for the benefit of all employees who meet certain eligibility requirements. The plan covers substantially all of the Company’s full-time employees. The plan documents provide for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The Company’s contributions to the plan totaled $2.5 million, $2.2 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014.

12.	INCOME TAXES

Income tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax provision:
Federal	$26,752	$25,105	$18,722
State	2,798	2,560	3,131

	29,550	27,665	21,853

Deferred income tax provision:
Federal	5,217	987	3,118
State	216	37	456

	5,433	1,024	3,574

Total income tax provision	$34,983	$28,689	$25,427

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S. Federal statutory taxes	$35,990	$26,876	$23,432
State and local taxes, net of U.S. Federal benefit	3,747	2,806	2,856
Permanent items	396	1,308	249
Excess tax benefits from vesting or settlement of stock compensation awards	(1,749)	—	—
Domestic production activities deduction	(2,740)	(2,262)	(1,117)
Federal credits	(488)	(328)	(214)
Other	(173)	289	221

Total income tax provision	$34,983	$28,689	$25,427

Deferred tax assets and liabilities as of December 31, 2016 and 2015 consist of the following (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating losses	$93	$138
Warranty reserve	14,510	12,904
Stock-based compensation	2,186	1,554
Accruals not currently deductible and other	2,261	6,195
Inventories	5,785	4,406
State tax credit carryforwards	4,020	4,350

Gross deferred tax assets, before valuation allowance	28,855	29,547
Valuation allowance	(4,061)	(4,582)

Gross deferred tax assets, after valuation allowance	24,794	24,965

Deferred tax liabilities:
Depreciation and other	(25,688)	(20,426)

Gross deferred tax liabilities	(25,688)	(20,426)

Net deferred tax (liability) asset	$(894)	$4,539

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

As of December 31, 2016, the Company had a valuation allowance of $4.1 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

In 2016, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” and, accordingly, recognizes excess tax benefits for stock-based awards within income tax expense when realized. The Company applied the guidance in the new standard prospectively as of January 1, 2016. Excess tax benefits for the years ended December 31, 2015 and 2014 are recorded in additional paid-in-capital. The Company realized $1.7 million of excess tax benefits during 2016.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2016, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2016, Federal tax years 2013 through 2016 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

13.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2016, the Company purchased substantially all of its reclaimed wood fiber requirements under purchase orders which do not involve long-term supply commitments. All of the Company’s scrap polyethylene purchases are under short-term supply contracts that average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2016, the Company has purchase commitments under material supply contracts of $20.2 million, $3.2 million, $0.35 million and $0.05 million for the years ending December 31, 2017, 2018, 2019 and 2020, respectively.

Contract Termination Costs

The Company leases 55,047 square feet of office and storage space in Dulles, Virginia, that it does not occupy, but has sublet all of the office space for the remainder of the term of its lease obligation, which ends June 30, 2019. The future sublease receipts are less than the remaining minimum lease payment obligations under the Company’s lease. Accordingly, the Company has recorded a liability for the present value of the shortfall.

As of December 31, 2016, the minimum payments remaining under the Company’s lease over the years ending December 31, 2017, 2018, and 2019 are $1.9 million, $2.0 million, and $1.0 million, respectively. The net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2017, 2018, and 2019 are $1.3 million, $1.3 million, and $0.7 million, respectively.

The following table provides information about the Company’s liability under the lease (in thousands):

	2016	2015
Beginning balance, January 1	$2,106	$3,033
Net rental payments	(691)	(1,352)
Accretion of discount	145	220
(Decrease) increase in net estimated contract termination costs	(85)	205

Ending balance, December 31	$1,475	$2,106

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use, excluding Trex Signature™ Railing, which has a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

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

To estimate the number of claims to be settled with payment, the Company utilizes actuarial techniques to determine a reasonable possible range of claims to be received and the percentage of those claims that will ultimately require payment. Management utilizes a range of assumptions derived from claim count history and the identification of factors influencing the claim counts to determine its best estimate of future claims for which to record a related liability. The number of claims received has declined each year since peaking in 2009, although the rate of decline has decelerated in recent years. Additionally, events such as the 2009 settlement of a class action lawsuit covering the surface defect and communications by the Company in 2013 informing homeowners of potential hazards associated with products exhibiting surface flaking that are not timely replaced, have obscured observable trends in historical claims activity. The cost per claim varies due to a number of factors, including the size of affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement.

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the year ended December 31, 2016 was lower than claims received in the year ended December 31, 2015, continuing the historical year-over-year decline in incoming claims, but was higher than the Company’s expectations. Also, the average settlement cost per claim experienced in the year ended December 31, 2016 was higher than the average settlement cost per claim experienced during the year ended December 31, 2015 and higher than the Company’s expectation for 2016. As a result and after actuarial review, the Company revised its estimate and recorded an increase to the warranty reserve of $9.8 million during the third quarter of 2016. Based on the facts and circumstances at December 31, 2016, the Company believes its reserve is sufficient to cover future surface flaking obligations. The Company notes that its annual cash outflows for surface flaking claims declined by $1.5 million, or 21%, in 2016 compared to 2015, and declined by $1.7 million, or 19%, in 2015 compared to 2014.

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

The following is a reconciliation of the Company’s warranty reserve that represents amounts accrued for surface flaking claims (in thousands):

	2016	2015
Beginning balance, January 1	$29,673	$31,419
Changes in estimates related to pre-existing warranties	9,835	5,426
Settlements made during the period	(5,661)	(7,172)

Ending balance, December 31	$33,847	$29,673

The remainder of the Company’s warranty reserve represents amounts accrued for non-surface flaking claims.

14.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In thousands, except share and per share data)
Net sales	95,322	106,168	146,450	131,676	89,202	94,023	136,779	120,800
Gross profit	38,113	29,945	61,410	57,627	31,955	22,143	52,524	48,247
Net income	12,629	7,787	23,725	23,706	8,086	3,744	18,715	17,553
Basic net income per share	$0.43	$0.27	$0.81	$0.80	$0.26	$0.12	$0.59	$0.55
Basic weighted average common shares outstanding	29,318,915	29,295,284	29,264,362	29,697,722	30,766,943	31,227,643	31,735,333	31,683,672
Diluted net income per share	$0.43	$0.26	$0.80	$0.79	$0.26	$0.12	$0.58	$0.55
Diluted weighted average common shares outstanding	29,543,842	29,516,718	29,477,870	29,910,292	30,966,682	31,537,010	32,142,939	32,094,828

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

The Company elected to early adopt ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (ASU No. 2016-09) in the quarterly period ended December 31, 2016, with adoption as of January 1, 2016. The effect on previously reported data for the quarterly periods ended September 30, June 30, and March 31, 2016 is presented in the below table. Also, see the related discussion in Note 2, “Summary of Significant Accounting Policies: Recently Adopted Accounting Standards,” to these Consolidated Financial Statements.

	Three Months Ended
	September 30, 2016		June 30, 2016		March 31, 2016
	As Reported	Adjusted	As Reported	Adjusted	As Reported	Adjusted
	(In thousands, except share and per share data)
Net income	$6,898	$7,787	$23,279	$23,725	$23,402	$23,706
Basic net income per share	$0.24	$0.27	$0.80	$0.81	$0.79	$0.80
Diluted net income per share	$0.23	$0.26	$0.79	$0.80	$0.78	$0.79
Diluted weighted average common shares outstanding	29,457,653	29,516,718	29,423,845	29,477,870	29,860,730	29,910,292

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2016:
Warranty reserve	$33,522	$10,852	$(6,682)	$37,692

Income tax valuation allowance	$4,582	$—	$(521)	$4,061

Year ended December 31, 2015:
Warranty reserve	$33,841	$8,515	$(8,834)	$33,522

Income tax valuation allowance	$4,465	$117	$—	$4,582

Year ended December 31, 2014:
Warranty reserve	$40,812	$3,774	$(10,745)	$33,841

Income tax valuation allowance	$4,201	$388	$(124)	$4,465

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 21, 2017	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 21, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ JAMES E. CLINE James E. Cline	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/S/ RICHARD E. POSEY Richard E. Posey	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Second Amended and Restated Credit Agreement dated as of November 20, 2014 between the Company and Branch Banking and Trust Company, as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; Citibank, N.A. as a Lender; Bank of America, N.A. as a Lender; and BB&T Capital Markets, as Lead Arranger. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.3	Revolver Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $80,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.4	Revolver Note dated November 20, 2014 payable by the Company to Citibank, N.A. in the amount of the lesser of $45,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.5	Revolver Note dated November 20, 2014 payable by the Company to Bank of America, N.A. in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.6	Swing Advance Note dated November 20, 2014 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $5,000,000 or the outstanding swing advances made by Branch Banking and Trust Company. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.7	Second Amended and Restated Security Agreement dated as of November 20, 2014 between the Company, as debtor, and Branch Banking and Trust Company as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A. Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.8	Second Modification to Amended and Restated Credit Line Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, BB&T-VA Collateral Service Corporation, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.9	Modification to Deed of Trust, dated as of November 20, 2014, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Branch Banking and Trust Company, as Administrative Agent for Branch Banking and Trust Company, Citibank, N.A. and Bank of America, N.A., as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.10	Intellectual Property Security Agreement, dated November 20, 2014, by and between Trex Company, Inc. as debtor; and Branch Banking and Trust Company, in its capacity as Administrative Agent under the Second Amended and Restated Credit Agreement and acting as agent for itself and the other secured parties. Filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed November 25, 2014 and incorporated herein by reference.

4.11	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.12	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.13	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.14	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.15	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.16	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.17	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.18	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Stock Appreciation Rights Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference. **

10.10	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Agreement. Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. **

10.11	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.12	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.13	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.14	Amendment and Restatement of Employment Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.15	Amendment and Restatement of Change in Control Severance Agreement, dated as of August 3, 2011, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 9, 2011 and incorporated herein by reference. **

10.16	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed herewith. **

Exhibit Number	Exhibit Description
10.17	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.18	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and Ronald W. Kaplan. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **
10.19	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.20	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and William R. Gupp. Filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. *, **

10.21	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and F. Timothy Reese. Filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.22	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.23	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.24	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.25	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.26	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.27	Deed of Lease, dated June 15, 2000, between Trex Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.28	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.29	Amendment, dated November 2, 2016, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed herewith.

10.30	Deed of Lease, dated as of July 27, 2005, between the Company and 1 Dulles Town Center, L.L.C. Filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference. *

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.
101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
**	Management contract or compensatory plan or agreement.