Form 10-Q
period 2017-03-31
TREX CO INC
filed 2017-05-05
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 21, 2017 was 29,401,727 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$144,806	$131,676
Cost of sales	79,637	74,049

Gross profit	65,169	57,627
Selling, general and administrative expenses	23,269	20,612

Income from operations	41,900	37,015
Interest expense, net	204	572

Income before income taxes	41,696	36,443
Provision for income taxes	13,747	12,737

Net income	$27,949	$23,706

Basic earnings per common share	$0.95	$0.80

Basic weighted average common shares outstanding	29,363,210	29,697,722

Diluted earnings per common share	$0.95	$0.79

Diluted weighted average common shares outstanding	29,561,406	29,910,292

Comprehensive income	$27,949	$23,706

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,767	$18,664
Accounts receivable, net	171,288	48,039
Inventories	30,109	28,546
Prepaid expenses and other assets	4,071	10,400

Total current assets	207,235	105,649

Property, plant and equipment, net	103,608	103,286
Goodwill and other intangibles	10,523	10,523
Other assets	1,940	1,972

Total assets	$323,306	$221,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,643	$10,767
Accrued expenses and other liabilities	31,108	34,693
Accrued warranty	5,925	5,925
Line of credit	77,000	—

Total current liabilities	127,676	51,385
Deferred income taxes	894	894
Non-current accrued warranty	30,757	31,767
Other long-term liabilities	3,045	3,223

Total liabilities	162,372	87,269

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,895,162 and 34,894,233 shares issued and 29,401,481 and 29,400,552 shares outstanding at March 31, 2017 and December 31, 2016, respectively	349	349
Additional paid-in capital	118,906	120,082
Retained earnings	215,191	187,242
Treasury stock, at cost, 5,493,681 shares at March 31, 2017 and December 31, 2016	(173,512)	(173,512)

Total stockholders’ equity	160,934	134,161

Total liabilities and stockholders’ equity	$323,306	$221,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$27,949	$23,706
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,764	3,829
Stock-based compensation	1,965	1,276
Loss (gain) on disposal of property, plant and equipment	258	(105)
Changes in operating assets and liabilities:
Accounts receivable	(123,249)	(108,939)
Inventories	(1,563)	(2,556)
Prepaid expenses and other assets	2,304	(1,577)
Accounts payable	2,876	(666)
Accrued expenses and other liabilities	(13,939)	(11,327)
Income taxes receivable/payable	13,191	12,239

Net cash used in operating activities	(86,444)	(84,120)

Investing Activities
Expenditures for property, plant and equipment	(4,312)	(2,439)
Proceeds from sales of property, plant and equipment	—	4,249

Net cash (used in) provided by investing activities	(4,312)	1,810

Financing Activities
Borrowings under line of credit	93,000	148,500
Principal payments under line of credit	(16,000)	(14,000)
Repurchases of common stock	(3,244)	(53,968)
Financing costs	—	(485)
Proceeds from employee stock purchase and option plans	103	72

Net cash provided by financing activities	73,859	80,119

Net decrease in cash and cash equivalents	(16,897)	(2,191)
Cash and cash equivalents, beginning of period	18,664	5,995

Cash and cash equivalents, end of period	$1,767	$3,804

Supplemental Disclosure:
Cash paid for interest	$64	$248
Cash paid for income taxes, net	$556	$498

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period presentation. The consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

The Company’s critical accounting policies are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

3.	RECENTLY ADOPTED ACCOUNTING STANDARD

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard amends certain aspects of accounting for employee share-based payment transactions, including the accounting for income taxes related to those transactions and forfeitures. The standard requires recognizing excess tax benefits and deficiencies on share-based awards in the tax provision instead of in equity. Also, the standard requires these amounts to be classified as an operating activity, and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flows, rather than as currently classified as financing and operating activities, respectively. The standard was effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period, with early adoption permitted. The Company elected to early adopt the standard in fiscal year 2016. The impact of the early adoption resulted in the following:

•	The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. Additionally, the standard requires that excess tax benefits are now reported as an operating activity in the Company’s Consolidated Statements of Cash Flows, rather than as a financing activity as was previously reported. The Company applied this guidance prospectively as of January 1, 2016 during the quarterly period ended December 31, 2016, and, accordingly, data previously reported for the quarterly period ended March 31, 2016 has been adjusted, as follows:

	Three Months Ended March 31, 2016
	As Reported	Adjusted
	(in thousands, except share and per share data)
Provision for income taxes	$13,041	$12,737
Net Income	$23,402	$23,706
Basic net income per share	$0.79	$0.80
Diluted net income per share	$0.78	$0.79
Diluted weighted average common shares outstanding	29,860,730	29,910,292
Cash flows from operating activities	$(84,483)	$(84,120)
Cash flows from financing activities	$80,482	$80,119

•	The Company elected to change its policy on accounting for forfeitures and recognize forfeitures as they occur. The Company applied this guidance on a modified retrospective transition method. The Company determined that the cumulative effect of applying the guidance under the modified retrospective transition method was not material to its Consolidated Financial Statements.

•	The standard requires the presentation of employee taxes as a financing activity in the Consolidated Statements of Cash Flows. This provision did not impact the Company’s Consolidated Financial Statements as the Company presented employee taxes as a financing activity in its Consolidated Statements of Cash Flows.

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for 2016, which did not materially increase the diluted weighted average common shares outstanding.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is to be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its financial condition or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective translation method. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard in the first quarter of fiscal 2019, and is currently assessing the impact of adoption of the standard on its consolidated financial statements and related note disclosures. The Company has not made any decision on the option to elect adoption of the practical expedients.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring goods or services to a customer. The Company intends to adopt the new standard in the first quarter of fiscal 2018. Currently, the Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company does not believe adoption of the new standard will have a material impact on its Consolidated Statements of Comprehensive Income, but expects expanded financial statement footnote disclosure. The Company is continuing to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$31,652	$29,686
Raw materials	19,828	20,231

Total FIFO (first-in, first-out) inventories	51,480	49,917
Reserve to adjust inventories to LIFO value	(21,371)	(21,371)

Total LIFO inventories	$30,109	$28,546

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2017 or 2016.

6.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Prepaid expenses	$3,904	$6,209
Income tax receivable	—	4,024
Other	167	167

Total prepaid expenses and other assets	$4,071	$10,400

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Sales and marketing	$13,408	$16,707
Compensation and benefits	3,662	13,298
Income taxes	9,167	—
Manufacturing costs	1,734	1,799
Rent obligations	668	632
Other	2,469	2,257

Total accrued expenses and other liabilities	$31,108	$34,693

8.	DEBT

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

The Company had $77 million in outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $173 million at March 31, 2017.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2017, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at March 31, 2017 and December 31, 2016.

10.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income available to common shareholders	$27,949	$23,706

Denominator:
Basic weighted average shares outstanding	29,363,210	29,697,722
Effect of dilutive securities:
Stock appreciation rights and options	100,585	148,047
Restricted stock	97,611	64,523

Diluted weighted average shares outstanding	29,561,406	29,910,292

Basic earnings per share	$0.95	$0.80

Diluted earnings per share	$0.95	$0.79

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2017	2016
Stock appreciation rights	8,170	18,523

Stock Repurchase Programs

On October 22, 2015, the Board of Directors adopted a stock repurchase program of up to 3,150,000 shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization terminated on December 31, 2016. The Company had repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2,960,000 shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2017 Stock Repurchase Program.

11.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of March 31, 2017, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the three months ended March 31, 2016. For SARs issued in the three months ended March 31, 2017 the data and assumptions shown in the following table were used:

Three Months Ended March 31, 2017
Weighted-average fair value of grants	$27.81
Dividend yield	0%
Average risk-free interest rate	2.0%
Expected term (years)	5
Expected volatility	42%

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2017:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	19,391	$70.07
Performance-based restricted stock units (a)	40,216	$56.19
Stock appreciation rights	16,340	$70.09

(a)	Includes 22,895 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2017, and adjustments of 1,071, 5,396, and 10,854 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2014, 2015, and 2016, respectively.

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

	Three Months Ended March 31,
	2017	2016
Stock appreciation rights	$167	$109
Time-based restricted stock and units	737	616
Performance-based restricted stock and units	1,039	511
Employee stock purchase plan	22	40

Total stock-based compensation	$1,965	$1,276

Total unrecognized compensation cost related to unvested awards as of March 31, 2017 was $5.1 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

12.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 33.0% and 35.0%, respectively, which resulted in expense of $13.7 million and $12.7 million, respectively. The difference of 2.0% in the effective tax rate was primarily due to higher excess tax benefits recognized in income tax expense during the three months ended March 31, 2017 compared to the same period in 2016. In fiscal year 2016, the Company adopted FASB ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard requires excess tax benefits on share-based awards be recognized in the tax provision instead of in equity.

During the three months ended March 31, 2017 and March 31, 2016, the Company realized $1.0 million and $0.4 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2017, the Company maintains a valuation allowance of $4.1 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2017, Federal tax years 2013 through 2016 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

13.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions during the first and fourth quarters reduce the level of home improvement and construction activity and can shift demand for Trex products to a later period. As part of its normal business practice and consistent with industry practice, the Company has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of the Company’s product to meet anticipated seasonal consumer demand. The seasonal effects experienced during the first and fourth quarters are often offset by the positive effect of the incentive programs.

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

As of March 31, 2017, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2017, 2018, and 2019 are $1.4 million, $2.0 million and $1.1 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2017, 2018 and 2019 are $1.0 million, $1.3 million and $0.7 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2017	2016
Beginning balance, January 1	$1,475	$2,106
Net rental payments	(156)	(248)
Accretion of discount	28	40

Ending balance, March 31	$1,347	$1,898

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the three months ended March 31, 2017 was lower than claims received in the three months ended March 31, 2016, continuing the historical year-over-year decline in incoming claims, but slightly higher than the Company’s expectations. The average settlement cost per claim experienced in the three months ended March 31, 2017 was higher than the average settlement cost per claim experienced during the three months ended March 31, 2016 and higher than the Company’s expectations for 2017. Continued settlement of claims at this elevated cost may require additional increases in the Company’s surface flaking reserve. However, the Company believes its reserve at March 31, 2017 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $3.3 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s warranty reserve that represents amounts accrued for surface flaking claims (in thousands):

	2017	2016
Beginning balance, January 1	$33,847	$29,673
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(1,114)	(1,074)

Ending balance, March 31	$32,733	$28,599

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

The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; and the highly competitive markets in which the Company operates.

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically durable, low-maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Our products are provided in a wide selection of sizes and lengths and are available with several finishes and numerous colors. Trex products offer a number of significant aesthetic advantages over wood while providing a better alternative for many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. These qualities result in low-maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, porch, fencing and trim installation, reduce contractor call-backs and afford consumers a wide range of design options.

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

Highlights for the three months ended March 31, 2017:

•	Net sales of $144.8 million for the three months ended March 31, 2017, an increase of 10.0% over net sales of $131.7 million for the three months ended March 31, 2016.

•	Gross profit as a percentage of net sales, gross margin, of 45.0% for the three months ended March 31, 2017, an increase of 120 basis points over the gross margin of 43.8% for the three months ended March 31, 2016.

•	Net income of $27.9 million for the three months ended March 31, 2017, or $0.95 per diluted share, compared to $23.7 million, or $0.79 per diluted share, for the same period in 2016.

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

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the three months ended March 31, 2017 was lower than the claims received in the three months ended March 31, 2016, continuing the historical year-over-year decline in incoming claims, but slightly higher than our expectations. The average settlement cost per claim experienced in the three months ended March 21, 2017 was higher than the average settlement cost per claim experienced during the three months ended March 31, 2016, and higher than expectations for 2017. However, we believe that our reserve at March 31, 2017 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2017	2016
Claims open, beginning of period	2,755	2,500
Claims received (1)	414	485
Claims resolved (2)	(502)	(595)

Claims open, end of period	2,667	2,390

Average cost per claim (3)	$2,848	$2,803

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2017 (2017 quarter) compared to the three months ended March 31, 2016 (2016 quarter).

Three Months Ended March 31, 2017 Compared To The Three Months Ended March 31, 2016

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Net sales	$144,806	$131,676	$13,130	10.0%

The 10.0% increase in net sales in the 2017 quarter compared to the 2016 quarter was due to volume growth of our core Trex branded decking and railing products, which was positively impacted by continued strength in the remodeling sector and execution of our market growth strategies. Sales volume was also positively impacted by customers taking advantage of the 2017 sales programs that provide incentives for our distributors and dealers to build inventory levels before the start of the prime deck-building season, and from favorable weather and economic conditions.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$79,637	$74,049	$5,588	7.5%
% of net sales	55.0%	56.2%
Gross profit	$65,169	$57,627	$7,542	13.1%
Gross margin	45.0%	43.8%

Gross profit as a percentage of net sales, gross margin, increased to 45.0% in the 2017 quarter from 43.8% in the 2016 quarter, an improvement of 120 basis points, and was achieved primarily through improved capacity utilization, cost improvement initiatives, and lower cost raw materials.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$23,269	$20,612	$2,657	12.9%
% of net sales	16.1%	15.7%

The $2.7 million increase in selling, general and administrative expenses in the 2017 quarter compared to the 2016 quarter resulted primarily from an increase of $1.2 million related to branding and advertising spend in support of our market growth strategies and $0.8 million related to research and development. As a percentage of net sales, total selling, general and administrative expenses increased by 40 basis points in the 2017 quarter compared to the 2016 quarter.

Interest Expense

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Interest expense	$204	$572	$(368)	(64.3)%
% of net sales	0.1%	0.4%

The decrease in interest expense was due to a $50.5 million decrease in the average outstanding borrowings during the 2017 quarter compared to the 2016 quarter, partially offset by a slight increase in the effective interest rate. The decrease in borrowings was due to a higher year-end cash balance at December 31, 2016 compared to December 31, 2015, which resulted in lower outstanding borrowings during the 2017 quarter.

Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016 (Adjusted)	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$13,747	$12,737	$1,010	7.9%
Effective tax rate	33.0%	35.0%

The effective tax rate for the 2017 quarter decreased by 200 basis points compared to the effective tax rate for the 2016 quarter primarily due to higher excess tax benefits related to the settlement or vesting of restricted stock or restricted stock units recognized in income tax expense during the 2017 quarter compared to the 2016 quarter. In 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. As a result of adoption of the standard, the provision for income taxes for the 2016 quarter was adjusted to $12,737 from the $13,041 previously reported.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At March 31, 2017, we had $1.8 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(86,444)	$(84,120)
Net cash (used in) provided by investing activities	$(4,312)	$1,810
Net cash provided by financing activities	$73,859	$80,119

Net decrease in cash and cash equivalents	$(16,897)	$(2,191)

Operating Activities

Net cash used in operating activities was $86.4 million in the 2017 quarter compared to net cash used in operating activities of $84.1 million in the 2016 quarter. The net increase in cash used in operating activities in the 2017 quarter compared to the 2016 quarter was primarily due to the effects of a 10.0% increase in net sales during the 2017 quarter driving an increase in accounts receivable balances. This increase was offset by favorable net income and a reduction in working capital, excluding accounts receivable.

Investing Activities

Capital expenditures in the 2017 quarter were $4.3 million, consisting primarily of $2.6 million for general plant cost reduction initiatives, and expenditures related to equipment and new product development. In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of March 31, 2017, the Company continues to own approximately 62 acres of undeveloped land adjacent to the sold properties. Capital expenditures in the 2016 quarter were $2.4 million primarily consisting of $0.6 million for general cost reduction initiatives, $0.5 million related to our state-of-the-art training facility, Trex University, located near our Winchester, Virginia headquarters, and $1.3 million for all other spending.

Financing Activities

Net cash provided by financing activities was $73.8 million in the 2017 quarter compared to $80.1 million in the 2016 quarter. The decrease was primarily due to a decrease in net outstanding borrowings under our line of credit, offset by $53.3 million in stock repurchase activity in the 2016 quarter.

Stock Repurchase Programs.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization terminated on December 31, 2016. The Company repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.96 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2017 Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At March 31, 2017, we had $77 million of outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $173 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2017, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. We currently estimate that our capital expenditures in 2017 will be in the $15 to $20 million range. Our capital allocation priorities include expenditures for internal growth opportunities, acquisitions which fit out long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. While we do not typically receive any information regarding inventory in the distribution channel from any dealers, we occasionally receive limited information from some but not all of our distributors regarding their inventory. Because few distributors provide us with any information regarding their inventory, we cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at March 31, 2017 compared to inventory levels at March 31, 2016. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve.

In the 2017 quarter and in the 2016 quarter we paid $1.1 million each quarter to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Seasonality. Our operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions during the first and fourth quarters reduce the level of home improvement and construction activity and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically offered incentive programs to our distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of our product to meet anticipated seasonal consumer demand. The seasonal effects experienced during the first and fourth quarters are often offset by the positive effect of the incentive programs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2017.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the quarterly period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended March 31, 2017 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2017 – January 31, 2017	16,574	$64.40	Not applicable	Not applicable
February 1, 2017 – February 29, 2017	31,041	$69.97	Not applicable	Not applicable
March 1, 2017 – March 31, 2017	—	—	Not applicable	Not applicable

Quarter ended March 31, 2017	47,615		Not applicable

(1)	Shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 3, 2017. Only holders of the Company’s common stock at the close of business on March 6, 2017 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 29,404,718 shares of common stock entitled to vote. A total of 27,296,123 shares of common stock (92.83%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on three proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 23, 2017 and amendment to the proxy statement filed on April 3, 2017. The final results for the votes regarding each proposal are set forth below.

Proposal 1: The Company’s stockholders elected three directors to the Board to serve for a three year term until the 2020 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Withhold	Broker Non-Votes
Jay M. Gratz	22,830,102	1,454,399	3,011,622
Ronald W. Kaplan	22,959,535	1,324,966	3,011,622
Gerald Volas	22,948,609	1,335,892	3,011,622

Proposal 2: The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 23, 2017. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
22,600,030	1,661,774	22,697	3,011,622

Proposal 3: The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2017. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
26,180,987	1,108,654	6,482	-0-

Proposal 4: The Company’s stockholders indicated their preference, on an advisory basis, that the advisory vote on executive compensation be held annually. The votes regarding this proposal were as follows:

1 Year	2 Years	3 Years	Abstain	Broker Non-Votes
19,887,180	26,062	4,161,455	31,956	3,187,974

As a result of the stockholders’ vote on this matter, the Board of Directors approved the frequency of shareholder voting on the compensation of its executive officers as once every year, until the Board of Directors approves otherwise.

Item 6. Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.**

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 5, 2017	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith.**

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.