Form 10-Q
period 2017-06-30
TREX CO INC
filed 2017-08-01
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 18, 2017 was 29,406,092 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$157,941	$146,450	$302,747	$278,126
Cost of sales	85,927	85,040	165,563	159,089

Gross profit	72,014	61,410	137,184	119,037
Selling, general and administrative expenses	27,221	24,795	50,490	45,407

Income from operations	44,793	36,615	86,694	73,630
Interest expense, net	251	458	456	1,030

Income before income taxes	44,542	36,157	86,238	72,600
Provision for income taxes	15,760	12,432	29,506	25,170

Net income	$28,782	$23,725	$56,732	$47,430

Basic earnings per common share	$0.98	$0.81	$1.93	$1.61

Basic weighted average common shares outstanding	29,389,458	29,264,362	29,376,407	29,481,042

Diluted earnings per common share	$0.97	$0.80	$1.92	$1.60

Diluted weighted average common shares outstanding	29,550,418	29,477,870	29,555,985	29,694,081

Comprehensive income	$28,782	$23,725	$56,732	$47,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,576	$18,664
Accounts receivable, net	129,881	48,039
Inventories	26,941	28,546
Prepaid expenses and other assets	2,675	10,400

Total current assets	168,073	105,649

Property, plant and equipment, net	101,620	103,286
Goodwill and other intangibles	10,523	10,523
Other assets	2,313	1,972

Total assets	$282,529	$221,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,137	$10,767
Accrued expenses and other liabilities	36,271	34,693
Accrued warranty	5,925	5,925
Line of credit	—	—

Total current liabilities	57,333	51,385

Deferred income taxes	894	894
Non-current accrued warranty	30,735	31,767
Other long-term liabilities	2,880	3,223

Total liabilities	91,842	87,269

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,899,586 and 34,894,233 shares issued and 29,405,905 and 29,400,552 shares outstanding at June 30, 2017 and December 31, 2016, respectively	349	349
Additional paid-in capital	119,876	120,082
Retained earnings	243,974	187,242
Treasury stock, at cost, 5,493,681 shares at June 30, 2017 and December 31, 2016	(173,512)	(173,512)

Total stockholders’ equity	190,687	134,161

Total liabilities and stockholders’ equity	$282,529	$221,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$56,732	$47,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,513	7,417
Stock-based compensation	2,876	2,945
Loss (gain) on disposal of property, plant and equipment	1,343	(204)
Other non-cash adjustments	(405)	(285)
Changes in operating assets and liabilities:
Accounts receivable	(81,842)	(48,268)
Inventories	1,604	4,348
Prepaid expenses and other assets	3,701	(67)
Accounts payable	4,370	(161)
Accrued expenses and other liabilities	(5,680)	(7,901)
Income taxes receivable/payable	9,907	11,188

Net cash provided by operating activities	119	16,442

Investing Activities
Expenditures for property, plant and equipment	(7,125)	(5,182)
Proceeds from sales of property, plant and equipment	—	4,349

Net cash used in investing activities	(7,125)	(833)

Financing Activities
Borrowings under line of credit	163,000	194,000
Principal payments under line of credit	(163,000)	(158,000)
Repurchases of common stock	(3,271)	(54,703)
Financing costs	—	(485)
Proceeds from employee stock purchase and option plans	189	137

Net cash used in financing activities	(3,082)	(19,051)

Net decrease in cash and cash equivalents	(10,088)	(3,442)
Cash and cash equivalents, beginning of period	18,664	5,995

Cash and cash equivalents, end of period	$8,576	$2,553

Supplemental Disclosure:
Cash paid for interest	$364	$696
Cash paid for income taxes, net	$19,600	$13,982

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to current period presentation. The consolidated results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard amends certain aspects of accounting for employee share-based payment transactions, including the accounting for income taxes related to those transactions and forfeitures. The standard requires recognizing excess tax benefits and deficiencies on share-based awards in the tax provision instead of in equity. Also, the standard requires these amounts to be classified as an operating activity, and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flows, rather than as currently classified as financing and operating activities, respectively. The standard was effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period, with early adoption permitted. The Company elected to early adopt the standard in fiscal year 2016. The impact of the early adoption resulted in the following:

•	The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. Additionally, the standard requires that excess tax benefits are now reported as an operating activity in the Company’s Consolidated Statements of Cash Flows, rather than as a financing activity as was previously reported. The Company applied this guidance prospectively as of January 1, 2016 during the quarterly period ended December 31, 2016, and, accordingly, data previously reported for the three and six months ended June 30, 2016 have been adjusted, as follows:

	Three Months Ended June 30, 2016
	As Reported	Adjusted
	(in thousands, except share and per share data)
Provision for income taxes	$12,878	$12,432
Net Income	$23,279	$23,725
Basic net income per share	$0.80	$0.81
Diluted net income per share	$0.79	$0.80
Diluted weighted average common shares outstanding	29,423,845	29,477,870

	Six Months Ended June 30, 2016
	As Reported	Adjusted
	(in thousands, except share and per share data)
Provision for income taxes	$25,919	$25,170
Net Income	$46,681	$47,430
Basic net income per share	$1.58	$1.61
Diluted net income per share	$1.57	$1.60
Diluted weighted average common shares outstanding	29,642,287	29,694,081
Cash flows provided by operating activities	$15,632	$16,442
Cash flows used in financing activities	$(18,241)	$(19,051)

•	The Company elected to change its policy on accounting for forfeitures and recognize forfeitures as they occur. The Company applied this guidance on a modified retrospective transition method. The Company determined that the cumulative effect of applying the guidance under the modified retrospective transition method was not material to its Consolidated Financial Statements.

•	The standard requires the presentation of employee taxes as a financing activity in the Consolidated Statements of Cash Flows. This provision did not impact the Company’s Consolidated Financial Statements as the Company presented employee taxes as a financing activity in its Consolidated Statements of Cash Flows.

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for 2016, which did not materially increase the diluted weighted average common shares outstanding.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope Modification Accounting.” The guidance clarified when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its financial condition or results of operations.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance requires application using a retrospective transition method. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting standards, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard in the first quarter of fiscal 2019 and is assessing the impact of adoption of the standard on its consolidated financial statements and related note disclosures. The Company has not made any decision on the option to elect adoption of the practical expedients.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue when it satisfies a performance obligation at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of goods or services to a customer. The Company intends to adopt the new standard in the first quarter of fiscal 2018. Currently, the Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company does not believe adoption of the new standard will have a material impact on its Consolidated Statements of Comprehensive Income, but expects expanded financial statement footnote disclosure. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

5.	INVENTORIES

Inventories, at LIFO (last-in, first-out) value, consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$29,294	$29,686
Raw materials	19,018	20,231

Total FIFO (first-in, first-out) inventories	48,312	49,917
Reserve to adjust inventories to LIFO value	(21,371)	(21,371)

Total LIFO inventories	$26,941	$28,546

The Company utilizes the LIFO method of accounting for inventory, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2017 or 2016.

6.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Prepaid expenses	$2,507	$6,209
Income tax receivable	—	4,024
Other	168	167

Total prepaid expenses and other assets	$2,675	$10,400

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Sales and marketing	$18,364	$16,707
Compensation and benefits	7,163	13,298
Income taxes	5,882	—
Manufacturing costs	1,687	1,799
Rent obligations	700	632
Other	2,475	2,257

Total accrued expenses and other liabilities	$36,271	$34,693

8.	DEBT

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

The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $250 million at June 30, 2017.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2017, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

9.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at June 30, 2017 and December 31, 2016.

10.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$28,782	$23,725	$56,732	$47,430

Denominator:
Basic weighted average shares outstanding	29,389,458	29,264,362	29,376,407	29,481,042
Effect of dilutive securities:
Stock appreciation rights and options	98,813	136,872	99,699	142,460
Restricted stock	62,147	76,636	79,879	70,579

Diluted weighted average shares outstanding	29,550,418	29,477,870	29,555,985	29,694,081

Basic earnings per share	$0.98	$0.81	$1.93	$1.61

Diluted earnings per share	$0.97	$0.80	$1.92	$1.60

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock appreciation rights	16,340	—	12,255	9,262

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

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of June 30, 2017, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

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

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the six months ended June 30, 2016. For SARs issued in the six months ended June 30, 2017 the data and assumptions shown in the following table were used:

Six Months Ended June 30, 2017
Weighted-average fair value of grants	$27.81
Dividend yield	0%
Average risk-free interest rate	2.01%
Expected term (years)	5
Expected volatility	42.4%

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2017:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	19,516	$70.05
Performance-based restricted stock units (a)	40,216	$56.19
Stock appreciation rights	16,340	$70.09

(a)	Includes 22,895 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2017, and adjustments of 1,071, 5,396 and 10,854 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2014, 2015, and 2016, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock appreciation rights	$25	$75	$192	$184
Time-based restricted stock	403	863	1,139	1,479
Performance-based restricted stock	468	720	1,507	1,230
Employee stock purchase plan	16	11	38	52

Total stock-based compensation	$912	$1,669	$2,876	$2,945

Total unrecognized compensation cost related to unvested awards as of June 30, 2017 was $4.1 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

12.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 34.2% and 34.7%, respectively, which resulted in expense of $29.5 million and $25.2 million, respectively. The decrease of 0.5% in the effective tax rate was primarily due to an increase in the domestic production activities deduction. In fiscal year 2016, the Company adopted FASB ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard requires excess tax benefits on share-based awards be recognized in the tax provision instead of in equity.

During the six months ended June 30, 2017 and June 30, 2016, the Company realized $1.0 million and $0.8 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2017, the Company maintains a valuation allowance of $4.1 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2017, Federal tax years 2013 through 2016 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

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

As of June 30, 2017, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2017, 2018, and 2019 are $1.0 million, $2.0 million and $1.0 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2017, 2018 and 2019 are $0.6 million, $1.3 million and $0.8 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2017	2016
Beginning balance, January 1	$1,475	$2,106
Net rental payments	(272)	(344)
Accretion of discount	54	78
Decrease in net estimated contract termination costs	(23)	—

Ending balance, June 30	$1,234	$1,840

Product Warranty

The Company warrants that its products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company continues to receive and settle claims for products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the six months ended June 30, 2017 was lower than claims received in the six months ended June 30, 2016, continuing the historical year-over-year decline in incoming claims, and consistent with the Company’s expectations. The average settlement cost per claim experienced in the six months ended June 30, 2017 was lower than the average settlement cost per claim experienced during the six months ended June 30, 2016 but higher than the Company’s expectations for 2017. The Company believes its reserve at June 30, 2017 is sufficient to cover future surface flaking obligations.

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

The following is a reconciliation of the Company’s warranty reserve that represents amounts accrued for surface flaking claims (in thousands):

	2017	2016
Beginning balance, January 1	$33,847	$29,673
Changes in estimates related to pre-existing warranties	—	—
Settlements made during the period	(2,683)	(2,611)

Ending balance, June 30	$31,164	$27,062

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

15.	SUBSEQUENT EVENT

On July 31, 2017, the Company, through its newly-formed,wholly-owned subsidiary, Trex Commercial Products, Inc., entered into a definitive agreement with Staging Concepts Acquisition, LLC (SC) and on that date acquired certain assets and liabilities of SC for $71.5 million in cash. The purchase price will be subject to adjustment pending final determination of working capital at closing. The Company used cash on hand and funding from its existing revolving credit facility to acquire the business. The acquired business designs, engineers and markets modular and architectural railing systems and solutions for the commercial, some consumer and multifamily markets, and provides staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. As a result of the purchase, the Company will gain access to growing commercial markets, expand its custom design and engineering capabilities, and add the contract architect and specifier communities as new channels for Trex products. The Company’s 2017 third quarter consolidated results of operations will include the operating results of the acquired business, following the date of acquisition. The Company’s consolidated balance sheet at September 30, 2017 will include the acquired assets and any liabilities assumed.

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

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically durable, low-maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. We believe that the range and variety of our product offerings allow consumers to design much of their outdoor living space using Trex brand products. Our products are provided in a wide selection of sizes and lengths and are available with several finishes and numerous colors. A majority of our products are made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. Trex products offer a number of significant aesthetic advantages over wood while providing a better alternative for many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. Our products require no staining, are resistant to moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. These qualities result in low-maintenance products when compared to the on-going maintenance requirements for a wood deck and make Trex products less costly than wood over the life of the deck. Trex products are stain resistant and color fast. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate deck, railing, porch, fencing and trim installation, reduce contractor call-backs and afford consumers a wide range of design options.

We offer the following products:

Decking

Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our eco-friendly composite decking products are comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards.

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

Highlights for the three months ended June 30, 2017:

◾	Net sales of $157.9 million for the three months ended June 30, 2017, an increase of 7.8% over net sales of $146.5 million for the three months ended June 30, 2016.

◾	Gross profit as a percentage of net sales, gross margin, of 45.6% for the three months ended June 30, 2017, an increase of 370 basis points over the gross margin of 41.9% for the three months ended June 30, 2016.

◾	Net income of $28.8 million for the three months ended June 30, 2017, or $0.97 per diluted share, compared to $23.7 million, or $0.80 per diluted share, for the same period in 2016.

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

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the six months ended June 30, 2017 was lower than the claims received in the six months ended June 30, 2016, continuing the historical year-over-year decline in incoming claims, and consistent with our expectations. The average settlement cost per claim experienced in the six months ended June 30, 2017 decreased compared to the average settlement cost per claim experienced during the six months ended June 30, 2016, but was higher than expectations for 2017. We believe that our reserve at June 30, 2017 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2017	2016
Claims open, beginning of period	2,755	2,500
Claims received (1)	1,191	1,465
Claims resolved (2)	(1,271)	(1,109)

Claims open, end of period	2,675	2,856

Average cost per claim (3)	$2,723	$2,778

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2017 (2017 quarter) compared to the three months ended June 30, 2016 (2016 quarter), and for the six months ended June 30, 2017 (2017 six-month period) compared to the six months ended June 30, 2016 (2016 six-month period).

Three Months Ended June 30, 2017 Compared To The Three Months Ended June 30, 2016

Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Net sales	$157,941	$146,450	$11,491	7.8%

The 7.8% increase in net sales in the 2017 quarter compared to the 2016 quarter was due primarily to volume growth in our Trex branded decking and railing products. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. This was offset by a $2.7 million reduction in the sale of recycled polyethylene film.

Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$85,927	$85,040	$887	1.0%
% of net sales	54.4%	58.1%
Gross profit	$72,014	$61,410	$10,604	17.3%
Gross margin	45.6%	41.9%

Gross profit as a percentage of net sales, gross margin, increased to 45.6% in the 2017 quarter from 41.9% in the 2016 quarter, an improvement of 370 basis points, which was achieved through cost improvement initiatives, lower sales of excess polyethylene film, lower cost raw materials and increased capacity utilization.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$27,221	$24,795	$2,426	9.8%
% of net sales	17.2%	16.9%

The $2.4 million increase in selling, general and administrative expenses in the 2017 quarter compared to the 2016 quarter resulted primarily from an increase of $1.4 million related to branding and advertising spend in support of our market growth strategies and write off of $1.1 million of research and development assets. As a percentage of net sales, total selling, general and administrative expenses increased by 30 basis points in the 2017 quarter compared to the 2016 quarter.

Interest Expense

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Interest expense	$251	$458	$(207)	(45.2)%
% of net sales	0.2%	0.3%

The decrease in interest expense was due to a $67.5 million decrease in the average outstanding borrowings during the 2017 quarter compared to the 2016 quarter, partially offset by a 78 basis point increase in the effective interest rate. As a percentage of net sales, interest expense decreased 10 basis points in the 2017 six-month period compared to the 2016 six-month period.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Provision for income taxes	$15,760	$12,432	$3,328	26.8%
Effective tax rate	35.4%	34.4%

The effective tax rate for the 2017 quarter increased by 100 basis points compared to the effective tax rate for the 2016 quarter primarily due to higher excess tax benefits related to the settlement or vesting of restricted stock or restricted stock units recognized in income tax expense during the 2016 quarter compared to the 2017 quarter. In 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. As a result of adoption of the standard, the provision for income taxes for the 2016 quarter was adjusted to $12.4 million from the $12.9 million previously reported.

Six Months Ended June 30, 2017 Compared To The Six Months Ended June 30, 2016

Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Net Sales	$302,747	$278,126	$24,621	8.9%

The 8.9% increase in net sales in the 2017 six-month period compared to the 2016 six-month period was primarily due to volume growth of our Trex branded decking and railing products. Volume growth was positively impacted by continued strength in the remodeling sector and the healthy demand across our full suite of outdoor living products, which we believe resulted from our marketing programs aimed at taking market share from wood. The increase in net sales from volume growth of our decking and railing products was offset by the ongoing reduction in the sale of recycled polyethylene film.

Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$165,563	$159,089	$6,474	4.1%
% of net sales	54.7%	57.2%
Gross profit	$137,184	$119,037	$18,147	15.2%
Gross margin	45.3%	42.8%

Gross profit as a percentage of net sales, gross margin, increased to 45.3% in the 2017 six-month period compared to 42.8% in the 2016 six-month period, an improvement of 250 basis points. The benefit was achieved primarily through cost improvement initiatives, reduced sales of excess polyethylene film, lower cost raw materials and increased capacity utilization.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$50,490	$45,407	$5,083	11.2%
% of net sales	16.7%	16.3%

As a percentage of net sales, selling, general and administrative expenses during the 2017 six-month period increased by 40 basis points compared to the 2016 six-month period. The $5.1 million increase was primarily attributable to a $2.6 million increase in marketing spend and a $1.0 million increase in research and development as we continue to support growth, and write off of $1.1 million of research and development assets.

Interest Expense, net

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Interest expense	$456	$1,030	$(574)	(55.7)%
% of net sales	0.2%	0.4%

The decrease in interest expense in the 2017 six-month period compared to the 2016 six-month period was due to a decrease of $59.0 million in average outstanding borrowings and a 27 basis point increase in the related effective interest rate. As a percentage of net sales, interest expense decreased 20 basis points in the 2017 six-month period compared to the 2016 six-month period.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Provision for income taxes	$29,506	$25,170	$4,336	17.2%
Effective tax rate	34.2%	34.7%

The effective tax rate decreased 50 basis points during the 2017 six-month period compared to the effective tax rate during the 2016 six-month period primarily due to an increase in the domestic production activities deduction in the 2017 six-month period.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At June 30, 2017, we had $8.6 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$119	$16,442
Net cash used in investing activities	$(7,125)	$(833)
Net cash used in financing activities	$(3,082)	$(19,051)

Net decrease in cash and cash equivalents	$(10,088)	$(3,442)

Operating Activities

Net cash provided by operating activities was $0.1 million in the 2017 six-month period compared to net cash provided by operating activities of $16.4 million in the 2016 six-month period. The net decrease in cash provided by operating activities in the 2017 six-month period compared to the 2016 six-month period was primarily due to an increase in accounts receivable balances for the 2017 six-month period which was $33.6 million greater than the increase for the 2016 six-month period, primarily as a result of the increase in net sales. This increase was offset by a $9.3 million increase in net income and a $6.0 million decrease in working capital, excluding accounts receivable.

Investing Activities

Capital expenditures in the 2017 six-month period were $7.1 million, consisting primarily of $5.0 million for general plant cost reduction initiatives, and $1.4 million for equipment and new product development. Capital expenditures in the 2016 six-month period were $5.2 million primarily consisting of $2.0 million for process and productivity improvement, $1.9 million for Trex University (our state-of-the-art training facility) and purchase of land adjacent to our Winchester, Virginia manufacturing facility, and $1.3 million for general cost reduction initiatives. Also, in January 2016, the Company sold a portion of the Olive Branch, Mississippi, facility that contained the buildings for $4.2 million.

Financing Activities

Net cash used in financing activities was $3.1 million in the 2017 six-month period compared to net cash used in financing activities of $19.1 million in the 2016 six-month period. The $16.0 million decrease was primarily due to an increase in net outstanding borrowings of $36.0 million under our line of credit during the 2016 six-month period when compared to the 2017 six-month period, offset by $54.7 million in stock repurchase activity in the 2016 six-month period.

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

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At June 30, 2017, we had no outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $250 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2017, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. We currently estimate that our capital expenditures in 2017 will be $15 to $20 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, acquisitions which fit out long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at June 30, 2017 compared to inventory levels at June 30, 2016.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve.

In the 2017 six-month period and the 2016 six-month period we paid $2.7 million and $2.6 million, respectively, to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with Staging Concepts Acquisition, LLC (SC) and on that date acquired certain assets and liabilities of SC for $71.5 million in cash. The purchase price will be subject to adjustment pending final determination of working capital at closing. We used cash on hand and funding from its existing revolving credit facility to acquire the business. The acquired business designs, engineers and markets modular and architectural railing systems and solutions for the commercial, some consumer and multifamily markets, and provides staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. As a result of the purchase, we will gain access to growing commercial markets, expand its custom design and engineering capabilities, and add the contract architect and specifier communities as new channels for Trex products. Our 2017 third quarter consolidated results of operations will include the operating results of the acquired business, following the date of acquisition. The Company’s consolidated balance sheet at September 30, 2017 will include the acquired assets and any liabilities assumed.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2017.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended June 30, 2017 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2017 – April 30, 2017	35	$69.39	Not applicable	Not applicable
May 1, 2017 – May 31, 2017	—	—	Not applicable	Not applicable
June 1, 2017 – June 30, 2017	380	$65.22	Not applicable	Not applicable

Quarter ended June 30, 2017	415		Not applicable

(1)	Shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 6.	Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: July 31, 2017	By:	/s/ Bryan H. Fairbanks
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