Form 10-Q
period 2017-09-30
TREX CO INC
filed 2017-10-31
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 17, 2017 was 29,424,889 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$140,194	$106,168	$442,941	$384,294
Cost of sales	84,910	76,223	250,473	235,312

Gross profit	55,284	29,945	192,468	148,982
Selling, general and administrative expenses	24,919	19,379	75,409	64,786

Income from operations	30,365	10,566	117,059	84,196
Interest expense, net	59	77	515	1,108

Income before income taxes	30,306	10,489	116,544	83,088
Provision for income taxes	10,208	2,702	39,715	27,871

Net income	$20,098	$7,787	$76,829	$55,217

Basic earnings per common share	$0.68	$0.27	$2.61	$1.88

Basic weighted average common shares outstanding	29,404,049	29,295,284	29,385,722	29,419,958

Diluted earnings per common share	$0.68	$0.26	$2.60	$1.86

Diluted weighted average common shares outstanding	29,578,216	29,516,718	29,563,497	29,635,796

Comprehensive income	$20,098	$7,787	$76,829	$55,217

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,541	$18,664
Accounts receivable, net	70,802	48,039
Contract retainage	1,893	—
Inventories	26,029	28,546
Prepaid expenses and other assets	3,912	10,400
Revenues in excess of billings	4,706	—

Total current assets	132,883	105,649

Property, plant and equipment, net	102,788	103,286
Goodwill and other intangibles	72,544	10,523
Other assets	2,981	1,972

Total assets	$311,196	$221,430

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,960	$10,767
Accrued expenses and other liabilities	41,327	34,693
Accrued warranty	6,725	5,925
Billings in excess of revenues	1,353	—
Customer deposits	953	—

Total current liabilities	66,318	51,385

Deferred income taxes	894	894
Non-current accrued warranty	29,733	31,767
Other long-term liabilities	2,676	3,223

Total liabilities	99,621	87,269

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,918,427 and 34,894,233 shares issued and 29,424,746 and 29,400,552 shares outstanding at September 30, 2017 and December 31, 2016, respectively	349	349
Additional paid-in capital	120,667	120,082
Retained earnings	264,071	187,242
Treasury stock, at cost, 5,493,681 shares at September 30, 2017 and December 31, 2016	(173,512)	(173,512)

Total stockholders’ equity	211,575	134,161

Total liabilities and stockholders’ equity	$311,196	$221,430

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$76,829	$55,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,065	10,893
Stock-based compensation	3,913	3,806
Loss (gain) on disposal of property, plant and equipment	1,720	(189)
Other non-cash adjustments	(405)	(285)
Changes in operating assets and liabilities:
Accounts receivable	(14,407)	1,580
Contract retainage	55	—
Inventories	4,860	6,597
Prepaid expenses and other assets	2,987	(771)
Revenues in excess of billings	(1,243)	—
Accounts payable	1,203	(6,761)
Accrued expenses and other liabilities	(1,430)	5,005
Billings in excess of revenues	(399)	—
Customer deposits	(609)	—
Income taxes receivable/payable	7,698	8,487

Net cash provided by operating activities	92,837	83,579

Investing Activities
Expenditures for property, plant and equipment	(11,108)	(8,534)
Proceeds from sales of property, plant and equipment	—	4,349
Acquisition of business	(71,523)	—

Net cash used in investing activities	(82,631)	(4,185)

Financing Activities
Borrowings under line of credit	201,000	242,700
Principal payments under line of credit	(201,000)	(249,700)
Repurchases of common stock	(3,617)	(55,185)
Financing costs	—	(485)
Proceeds from employee stock purchase and option plans	288	218

Net cash used in financing activities	(3,329)	(62,452)

Net increase in cash and cash equivalents	6,877	16,942
Cash and cash equivalents, beginning of period	18,664	5,995

Cash and cash equivalents, end of period	$25,541	$22,937

Supplemental Disclosure:
Cash paid for interest	$416	$849
Cash paid for income taxes, net	$32,016	$19,435

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience which are marketed under the brand name Trex®. The Company manufactures and distributes high-performance, low-maintenance wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to also become a market leader for the design, engineering and marketing of modular and architectural railing systems and solutions for the commercial and multifamily markets, and a leading provider of staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 6. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. Subsequent to the acquisition, the Company operates in two reportable segments, Trex Residential Products and Trex Commercial Products.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, the accompanying condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L, for all periods presented. The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows of the Company include the operations and cash flows of Trex Commercial Products, Inc., its newly-formed, wholly-owned subsidiary, from July 31, 2017 through September 30, 2017. The Company’s Condensed Consolidated Balance Sheet includes the assets and liabilities of Trex Commercial Products, Inc. at September 30, 2017. Trex Commercial Products, Inc. was formed to acquire certain assets and assume certain liabilities of SC Company on July 31, 2017. Additional information on the acquisition of SC Company is presented in Note 6.

The consolidated results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

3.	SIGNIFICANT ACCOUNTING POLICIES

In addition to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s critical accounting policies also currently include the following policies implemented subsequent to and in connection with the SC Company acquisition:

Revenue Recognition

For Trex Commercial Products, the Company recognizes revenue using the percentage of completion method measured by the ratio of direct costs incurred to date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and certain indirect costs. Administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized when such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets. Billings in excess of revenues are classified under current liabilities.

Concentrations and Credit Risk

In addition to its trade receivables, the Company assesses the credit risk exposure of its customers’ contracts receivable by considering the length of time receivables may be past due, the customer’s financial condition and ability to repay the obligation, historical and expected credit loss experience, and other factors. Contracts receivable are carried at the original invoice amount in accounts receivable in the Company’s Condensed Consolidated Balance Sheet and are generally due when billed, and contract retainage is generally due at the completion of the construction contract.

4.	RECENTLY ADOPTED ACCOUNTING STANDARD

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard amends certain aspects of accounting for employee share-based payment transactions, including the accounting for income taxes related to those transactions and forfeitures. The standard requires recognizing excess tax benefits and deficiencies on share-based awards in the tax provision instead of in equity. Also, the standard requires these amounts to be classified as an operating activity, and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flows, rather than as currently classified as financing and operating activities, respectively. The standard was effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period, with early adoption permitted. The Company elected to early adopt the standard in fiscal year 2016. The impact of the early adoption resulted in the following:

•	The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. Additionally, the standard requires that excess tax benefits are now reported as an operating activity in the Company’s Consolidated Statements of Cash Flows, rather than as a financing activity as was previously reported. The Company applied this guidance prospectively as of January 1, 2016 during the quarterly period ended December 31, 2016, and, accordingly, data previously reported for the three and nine months ended September 30, 2016 have been adjusted, as follows:

	Three Months Ended September 30, 2016
	As Reported	Adjusted
	(in thousands, except share and per share data)
Provision for income taxes	$3,591	$2,702
Net Income	$6,898	$7,787
Basic net income per share	$0.24	$0.27
Diluted net income per share	$0.23	$0.26
Diluted weighted average common shares outstanding	29,457,653	29,516,718

	Nine Months Ended September 30, 2016
	As Reported	Adjusted
	(in thousands, except share and per share data)
Provision for income taxes	$29,510	$27,871
Net Income	$53,578	$55,217
Basic net income per share	$1.82	$1.88
Diluted net income per share	$1.81	$1.86
Diluted weighted average common shares outstanding	29,581,578	29,635,796
Cash flows provided by operating activities	$81,880	$83,579
Cash flows used in financing activities	$(60,573)	$(62,452)

•	The Company elected to change its policy on accounting for forfeitures and recognize forfeitures as they occur. The Company applied this guidance on a modified retrospective transition method. The Company determined that the cumulative effect of applying the guidance under the modified retrospective transition method was not material to its Consolidated Financial Statements.

•	The standard requires the presentation of employee taxes as a financing activity in the Consolidated Statements of Cash Flows. This provision did not impact the Company’s Consolidated Financial Statements as the Company previously presented employee taxes as a financing activity in its Consolidated Statements of Cash Flows.

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for 2016, which did not materially increase the diluted weighted average common shares outstanding.

5.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue when it satisfies a performance obligation at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of goods or services to a customer. The Company intends to adopt the new standard in the first quarter of fiscal 2018. Currently, the Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company has substantially completed evaluation of its Trex Residential Products segment and believes that adoption of the new standard will not have a significant impact on that segment. The Company continues to evaluate the impact of the new standard on its recently acquired Trex Commercial Products segment and expects to complete the evaluation during the fourth quarter of 2017. The Company expects expanded financial statement note disclosure. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

6.	ACQUISITION

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash, subject to adjustment pending final determination of working capital at closing. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility, which was fully paid on August 17, 2017, to acquire the assets. The acquired business designs, engineers and markets modular architectural railing systems and solutions for the commercial and multifamily markets, and provides staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. As a result of the purchase, the Company gained access to growing commercial markets, expanded its custom design and engineering capabilities, and added the contract architect and specifier communities as new channels for its products.

The acquisition was accounted for using the acquisition method of accounting under U.S. Generally Accepted Accounting Principles, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The Company’s consolidated results of operations for the quarterly and nine-month period ended September 30, 2017 include the operating results of the acquired business from the date of acquisition through quarter end. The Company’s consolidated balance sheet at September 30, 2017 includes the acquired assets and any liabilities assumed.

Based on the Company’s preliminary valuation, a total estimated consideration of $71.8 million has been allocated on a preliminary basis to the assets acquired and liabilities assumed, as follows (in thousands). A final determination of the purchase price and adjustment to the fair values of assets acquired and liabilities assumed and finalization of the valuation report will be completed upon the final determination of working capital at closing:

Accounts receivable, net	$8,357
Contract retainage	1,948
Inventories, net	2,344
Prepaid expenses and other assets	1,223
Revenues in excess of billings	3,463
Fixed assets, net	1,264
Intangible assets	4,900
Goodwill	57,938
Accounts payable	(3,990)
Accrued liabilities and other expenses	(2,329)
Billings in excess of revenues	(1,752)
Customer Deposits	(1,562)

Total estimated consideration	$71,804

The preliminary goodwill of $57.9 million is primarily attributable to the potential opportunity for the Company to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, an increase in the range of products the Company may offer its core customers, and intangible assets that do not qualify for separable or legal criterion, such as an assembled workforce. The amount of goodwill that is expected to be amortized and deductible for tax purposes in 2017 is $1.1 million. All of the goodwill was recorded to the Trex Commercial Products reportable segment. The fair value attributed to intangible assets, which consists of production backlog and trade names and trademarks, is being amortized straight line over 12 months and is based on the estimated economics of the assets. The fair value attributed to the intangible assets acquired and goodwill was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.

From July 31, 2017, through September 31, 2017, Trex Commercial Products generated $9.2 million of revenue and incurred a net loss of $75 thousand. The Company incurred $0.5 million of acquisition-related expenses during the nine months ended September 30, 2017, which are included in selling, general and administrative expense.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 2016 (in thousands, except per share amounts):

	Nine Months Ended September 30
	2017	2016	2017	2016
	Actual		Pro Forma
Net sales	$442,941	$384,294	$475,076	$427,043
Net income	$76,829	$55,217	$77,570	$54,978
Basic earnings per common share	$2.61	$1.88	$2.64	$1.87
Diluted earnings per common share	$2.60	$1.86	$2.62	$1.86

Significant pro forma adjustments included in the above pro forma information include an adjustment to amortization expense for the intangible assets acquired (see Note 9), elimination of transaction costs related to the acquisition as such costs are considered to be non-recurring in nature, an adjustment to compensation expense related to restricted stock units granted in connection with the acquisition, the income tax effects of the adjustments based on a blended statutory rate of 38.0%, and an adjustment to SC Company’s income taxes to the blended statutory rate, as SC Company was treated as a limited liability company for Federal and state income tax purposes.

7.	INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$23,486	$29,686
Raw materials	21,344	20,231

Total FIFO (first-in, first-out) inventories	44,830	49,917
Reserve to adjust inventories to LIFO value	(21,371)	(21,371)

Total LIFO inventories	$23,459	$28,546

The Company utilizes the LIFO method of accounting related to its wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2017 or 2016.

Inventories valued at lower of cost (FIFO method) and net realizable value consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Work-in-process	$580	$—
Raw materials	1,990	—

Total FIFO inventories	$2,570	$—

The Company utilizes the FIFO method of accounting related to its commercial railing and staging products. Work-in-process includes estimated production costs.

8.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Prepaid expenses	$3,190	$6,209
Income tax receivable	—	4,024
Other	722	167

Total prepaid expenses and other assets	$3,912	$10,400

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying amount of goodwill during the nine months ended September 30, 2017 (in thousands):

2017
Beginning balance, January 1	$10,523
Goodwill recognized from acquisition of SC Company	57,938

Ending balance, September 30	$68,461

Intangible assets acquired from SC Company on July 31, 2017 consist of the following at September 30, 2017:

	Net Carrying Amount (in thousands)	Amortization Period
		(in months)
Intangible assets:
Customer backlog	$4,000	12
Trade names and trademarks	900	12

Total intangible assets	4,900

Accumulated amortization:
Customer backlog	(683)
Trade name	(134)

Total accumulated amortization	(817)

Intantible assets, net	$4,083

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line bases, which approximates the pattern in which the economic benefits are expected to be received. Amortization expense for the quarterly period ended September 31, 2017 was $0.8 million.

10.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Sales and marketing	$21,013	$16,707
Compensation and benefits	10,727	13,298
Income taxes	3,674	—
Manufacturing costs	1,215	1,799
Rent obligations	739	632
Other	3,959	2,257

Total accrued expenses and other liabilities	$41,327	$34,693

11.	DEBT

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

The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $200 million at September 30, 2017.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2017, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

12.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at September 30, 2017 and December 31, 2016.

13.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$20,098	$7,787	$76,829	$55,217

Denominator:
Basic weighted average shares outstanding	29,404,049	29,295,284	29,385,722	29,419,958
Effect of dilutive securities:
Stock appreciation rights and options	97,315	116,803	98,905	133,907
Restricted stock	76,852	104,631	78,870	81,931

Diluted weighted average shares outstanding	29,578,216	29,516,718	29,563,497	29,635,796

Basic earnings per share	$0.68	$0.27	$2.61	$1.88

Diluted earnings per share	$0.68	$0.26	$2.60	$1.86

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock appreciation rights	17,957	—	14,156	6,174
Restricted stock	330	46	110	15

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

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. As of September 30, 2017, the total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2017:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	36,105	$72.50
Performance-based restricted stock units (a)	43,307	$57.54
Stock appreciation rights	18,739	$70.75

(a)	Includes 25,986 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2017, and adjustments of 1,071, 5,396 and 10,854 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2014, 2015, and 2016, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. There were no SARs issued during the nine months ended September 30, 2016. For SARs issued in the nine months ended September 30, 2017 the data and assumptions shown in the following table were used:

Nine Months Ended September 30, 2017
Weighted-average fair value of grants	$27.97
Dividend yield	0%
Average risk-free interest rate	2.0%
Expected term (years)	5
Expected volatility	42.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock appreciation rights	$28	$—	$220	$184
Time-based restricted stock	417	368	1,557	1,847
Performance-based restricted stock	538	450	2,044	1,680
Employee stock purchase plan	54	43	92	95

Total stock-based compensation	$1,037	$861	$3,913	$3,806

Total unrecognized compensation cost related to unvested awards as of September 30, 2017 was $4.8 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 34.1% and 33.5%, respectively, which resulted in expense of $39.7 million and $27.9 million, respectively. The increase of 0.6% in the effective tax rate was primarily due to lower excess tax benefits in 2017 compared to 2016. In fiscal year 2016, the Company adopted FASB ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new standard requires excess tax benefits on share-based awards be recognized in the tax provision instead of in equity.

During the nine months ended September 30, 2017 and September 30, 2016, the Company realized $1.4 million and $1.7 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2017, the Company maintains a valuation allowance of $4.1 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2017, for certain tax jurisdictions tax years 2013 through 2016 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION

Prior to July 31, 2017, the Company operated in one reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two reportable segments:

•	Trex Residential Products manufactures wood-alternative decking and railing and related products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products.

•	Trex Commercial Products designs, engineers, and markets modular and architectural railing systems and solutions for the commercial and multifamily markets, and staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. The segment’s products are sold through architects, specifiers, contractors, and others doing business within the segment’s commercial market.

The Company’s operating segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, depreciation and amortization charges to income. The below segment data for the nine months ended September 30, 2017, includes data for Trex Residential Products for the nine-month period and data for Trex Commercial Products from the date of the acquisition of SC Company through September 30, 2017 (in thousands):

	Nine Months Ended September 30, 2017
	Residential	Commercial	Total
Net sales	$433,790	$9,151	$442,941
Net income (loss)	$76,904	$(75)	$76,829
EBITDA	$128,221	$806	$129,027
Depreciation and amortization	$11,087	$881	$11,968
Income tax expense	$39,715	$—	$39,715
Capital expenditures	$11,068	$40	$11,108
Total assets	$232,663	$78,533	$311,196

Reconciliation of net income to EBITDA:

	Nine Months Ended September 30, 2017
	Residential	Commercial	Total
Net income (loss)	$76,904	$(75)	$76,829
Interest	515	—	515
Taxes	39,715	—	39,715
Depreciation and amortization	11,087	881	11,968

EBITDA	$128,221	$806	$129,027

	Three Months Ended September 30, 2017
	Residential	Commercial	Total
Net sales	$131,043	$9,151	$140,194
Net income (loss)	$20,173	$(75)	$20,098
EBITDA	$34,079	$806	$34,885
Depreciation and amortization	$3,639	$881	$4,520
Income tax expense	$10,208	$—	$10,208
Capital expenditures	$3,943	$40	$3,983
Total assets	$232,663	$78,533	$311,196

Reconciliation of net income to EBITDA:

	Three Months Ended September 30, 2017
	Residential	Commercial	Total
Net income (loss)	$20,173	$(75)	$20,098
Interest	59	—	59
Taxes	10,208	—	10,208
Depreciation and amortization	3,639	881	4,520

EBITDA	$34,079	$806	$34,885

17.	SEASONALITY

The Company’s operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for Trex products to a later period. As part of its normal business practice and consistent with industry practice, the Company has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of the Company’s product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

18.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2017, minimum payments remaining under the Company’s lease relating to its reconsidered corporate relocation over the years ending December 31, 2017, 2018, and 2019 are $0.5 million, $2.0 million and $1.0 million, respectively. Net minimum receipts remaining under the Company’s existing subleases over the years ending December 31, 2017, 2018 and 2019 are $0.3 million, $1.3 million and $0.7 million, respectively.

The following table provides information about the Company’s liability related to the lease (in thousands):

	2017	2016
Beginning balance, January 1	$1,475	$2,106
Net rental payments	(430)	(536)
Accretion of discount	78	113
Decrease in net estimated contract termination costs	(23)	(85)

Ending balance, September 30	$1,100	$1,598

Product Warranty

The Company warrants that its decking and residential railing products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company continues to receive and settle claims for products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the nine months ended September 30, 2017 was lower than claims received in the nine months ended September 30, 2016, continuing the historical year-over-year decline in incoming claims, and consistent with the Company’s expectations. The average settlement cost per claim experienced in the nine months ended September 30, 2017 was lower than the average settlement cost per claim experienced during the nine months ended September 30, 2016 and consistent with the Company’s expectations for 2017. The Company believes its reserve at September 30, 2017 is sufficient to cover future surface flaking obligations.

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

The following is a reconciliation of the Company’s warranty reserve that represents amounts accrued for surface flaking claims (in thousands):

	2017	2016
Beginning balance, January 1	$33,847	$29,673
Changes in estimates related to pre-existing warranties	—	9,835
Settlements made during the period	(4,425)	(4,188)

Ending balance, September 30	$29,422	$35,320

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

OVERVIEW

Operations and Products: Trex Company, Inc. currently operates in two business segments: Trex Residential Products and Trex Commercial Products.

Trex Residential Products is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, porch, fencing, trim, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and two national retailers who, in turn, sell primarily to the residential market.

Trex Commercial Products is a leading national provider of custom-engineered railing systems and one of the leading suppliers of staging equipment. Trex Commercial Products designs and engineers custom railing solutions, which are prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems, which target commercial and high-rise applications, and portable staging equipment for the performing arts, sports, and event production and rental markets. With a team of devoted engineers, and industry-leading reputation for quality and dedication to customer service, Trex Commercial Products are sold through architects, specifiers, and contractors.

Trex Residential Products offers the following products:

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

Trex Commercial Products offers the following products:

Architectural Railing Systems

Our architectural railing systems are pre-engineered guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices.

Aluminum Railing Systems

Our aluminum railings are a versatile, cost-effective and low-maintenance choice for a variety of interior and exterior applications that we believe blend form, function and style. They are often used in high-rise condominium and resort projects and offer safety and durability to stairs, public walkways and balconies. They are available in picket or glass infills with a selection of top cap styles, color finishes and mounting capabilities.

Custom Railing Options

Trex Commercial can design, engineer and manufacture custom railing systems tailored to the customer’s specific material, style and finish. Many railing styles are achievable, including glass, mesh, perforated railing and cable railing.

Portable Stage Platforms

Our advanced modular, lightweight custom staging systems include portable platforms, guardrails, stair units, barricades, camera platforms, VIP viewing decks, ADA infills, DJ booths, pool covers, and other custom applications. Our systems provide superior staging product solutions for facilities and venues with custom needs. Our equipment requires no tools, making it easy and efficient for set-up and take-down, and our staging products are designed to withstand the harshest of weather conditions. Our modular stages are designed to appear seamless, feel permanent, and maximize the functionality of the space.

Highlights for the three months ended September 30, 2017:

◾	The acquisition of certain assets and the assumption of certain liabilities of Stadium Concepts Acquisition, LLC (SC Company) on July 31, 2017, by the Company’s newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc.

◾	Net sales of $140.2 million for the three months ended September 30, 2017, an increase of 32.0% over net sales of $106.2 million for the three months ended September 30, 2016.

◾	Gross profit as a percentage of net sales, gross margin, of 39.4% for the three months ended September 30, 2017, an increase of 11.2% over the gross margin of 28.2% for the three months ended September 30, 2016.

◾	Net income of $20.1 million for the three months ended September 30, 2017, or $0.68 per diluted share, compared to $7.8 million, or $0.26 per diluted share, for the same period in 2016.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. The purchase price is subject to adjustment pending final determination of working capital. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The unaudited condensed consolidated financial statements include the accounts Trex Commercial Products from the date of acquisition through September 30, 2017.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Our branding and product differentiation strategy enables us to command premium prices. Our operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period.

As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers of our Trex Residential Products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw materials costs, direct labor costs, manufacturing costs, subcontract costs and freight. Raw materials costs generally include the costs to purchase and transport reclaimed wood fiber, reclaimed polyethylene, pigmentation for coloring our products, and commodities used in the production of railing and staging. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Product Warranty. We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We continue to receive and settle claims for products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. The number of claims received has declined each year since peaking in 2009, although the rate of decline has decelerated in recent years. Additionally, events, such as the 2009 settlement of a class action lawsuit covering the surface defect and 2013 communications made by the Company informing homeowners of potential hazards associated with products exhibiting surface flaking that are not timely replaced, have obscured any observable trends in historical claims activity.

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the nine months ended September 30, 2017 was lower than the claims received in the nine months ended September 30, 2016, continuing the historical year-over-year decline in incoming claims, and consistent with our expectations. The average settlement cost per claim experienced in the nine months ended June 30, 2017 decreased compared to the average settlement cost per claim experienced during the nine months ended June 30, 2016, and was consistent with expectations for 2017. We believe that our reserve at September 30, 2017 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2017	2016
Claims open, beginning of period	2,755	2,500
Claims received (1)	1,931	2,257
Claims resolved (2)	(2,003)	(1,774)

Claims open, end of period	2,683	2,983

Average cost per claim (3)	$2,553	$2,670

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

On July 31, 2017, Trex Commercial Products, our newly-formed, wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash, subject to adjustment pending final determination of working capital at closing. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility to acquire the assets. The acquired business designs, engineers and markets modular architectural railing systems and solutions for the commercial and multifamily markets, and provides staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. As a result of the purchase, we will gain access to growing commercial markets, expand our custom design and engineering capabilities, and add the contract architect and specifier communities as new channels for its products. Our consolidated results of operations include the operating results of the acquired business following the date of acquisition. Our consolidated balance sheet at September 30, 2017 includes the acquired assets and any liabilities assumed.

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2017 (2017 quarter) compared to the three months ended September 30, 2016 (2016 quarter), and for the nine months ended September 30, 2017 (2017 nine-month period) compared to the nine months ended September 30, 2016 (2016 nine-month period).

Three Months Ended September 30, 2017 Compared To The Three Months September 30, 2016

Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total net sales	$140,194	$106,168	$34,026	32.0%
Residential net sales	$131,043	$106,168	$24,875	23.4%
Commercial net sales	$9,151	—	$9,151	N/A

The 32.0% increase in net sales in the 2017 quarter compared to the 2016 quarter was due primarily to volume growth in our Trex branded decking and railing products. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The remaining increase resulted from net sales of our recently acquired commercial products segment for the period from the date of acquisition of July 31, 2017 through quarter end.

Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$84,910	$76,223	$8,687	11.4%
% of total net sales	60.6%	71.8%
Gross profit	$55,284	$29,945	$25,339	84.6%
Gross margin	39.4%	28.2%

Gross profit as a percentage of net sales, gross margin, increased to 39.4% in the 2017 quarter from 28.2% in the 2016 quarter, an improvement of 11.2%. Gross profit in the 2016 quarter included a $9.8 million increase to the warranty reserve related to surface flaking. Excluding this charge, the 2017 quarter gross margin increased by 2.0%, reflecting a 3.1% improvement in residential through cost reduction initiatives, lower sales of excess polyethylene film, lower cost raw materials and increased capacity utilization, partially offset by the gross margin contribution from commercial products.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$24,919	$19,379	$5,540	28.6%
% of total net sales	17.8%	18.3%

The $5.5 million increase in selling, general and administrative expenses in the 2017 quarter compared to the 2016 quarter resulted primarily from an increase resulting from the SC Company acquisition and an increase in incentive compensation, and $1.2 million related to marketing, branding and advertising spend in support of our market growth strategies. As a percentage of net sales, total selling, general and administrative expenses decreased by 0.5% in the 2017 quarter compared to the 2016 quarter.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Provision for income taxes	$10,208	$2,702	$7,506	278%
Effective tax rate	33.7%	25.8%

The effective tax rate for the 2017 quarter increased by 7.9% compared to the effective tax rate for the 2016 quarter primarily due to the tax effects of higher excess tax benefits related to the settlement or vesting of restricted stock or restricted stock units recognized in income tax expense during the 2016 quarter compared to the 2017 quarter. In 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard requires that excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units be recorded within income tax expense. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. As a result of adoption of the standard, the provision for income taxes for the 2016 quarter was adjusted to $2.7 million from the $3.6 million previously reported.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Three Months Ended September 30	2017 Residential	2017 Commercial	2017 Total	2016 Total
Net income (loss)	$20,173	$(75)	$20,098	$7,787
Interest	59	—	59	77
Taxes	10,208	—	10,208	2,702
Depreciation and amortization	3,639	881	4,520	3,444

EBITDA	$34,079	$806	$34,885	$14,010

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total EBITDA	$34,885	$14,010	$20,875	149%
Residential EBITDA	$34,079	$14,010	$20,069	143%
Commercial EBITDA	$806	—	$806	N/A

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, taxes, depreciation and amortization charges to income. Total EBITDA increased 149% to $34.9 million for the 2017 quarter compared to $14.0 million for the 2016 quarter. EBITDA in the 2016 quarter included a $9.8 million increase to warranty reserve related to surface flaking. Excluding this charge, the 2017 quarter increase in Total EBITDA was 46.5%, with Residential EBITDA growth of 43.1% and Commercial EBITDA contributing 3.4%. The 43.1% Residential EBITDA growth was driven by increased revenue and EBITDA margin expansion.

Nine Months Ended September 30, 2017 Compared To The Nine Months Ended September 30, 2016

Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total net sales	$442,941	$384,294	$58,647	15.3%
Residential net sales	$433,790	$384,294	$49,496	12.9%
Commercial net sales	$9,151	—	$9,151	N/A

The 15.3% increase in total net sales in the 2017 nine-month period compared to the 2016 nine-month period was primarily due to volume growth of our Trex branded decking and railing products. Volume growth was positively impacted by continued strength in the remodeling sector and the healthy demand across our full suite of outdoor living products, which we believe resulted from our marketing programs aimed at taking market share from wood. The increase in net sales from volume growth of our decking and railing products was offset by the ongoing reduction in the sale of recycled polyethylene film.

Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$250,473	$235,312	$15,161	6.4%
% of net sales	56.5%	61.2%

[1]	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of the business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, taxes, depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company. Total EBITDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income.

Gross profit	$192,468	$148,982	$43,486	29.2%
Gross margin	43.5%	38.8%

Gross profit as a percentage of net sales, gross margin, increased to 43.5% in the 2017 nine-month period compared to 38.8% in the 2016 nine-month period, an improvement of 4.7%. Gross profit in the 2016 nine-month period included a $9.8 million increase to the warranty reserve related to surface flaking. Excluding this charge, the 2017 nine-month gross margin increased 2.2% reflecting a 2.6% improvement in residential through cost reduction initiatives, lower sales of excess polyethylene film, lower cost raw materials and increased capacity utilization, partially offset by the gross margin contribution from commercial products.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$75,409	$64,786	$10,623	16.4%
% of net sales	17.0%	16.9%

As a percentage of net sales, selling, general and administrative expenses increased minimally during the 2017 nine-month period compared to the 2016 nine-month period. The $10.6 million increase was primarily attributable to a $3.7 million increase in marketing, branding and advertising spend, a $1.5 million write off of research and development and other assets, $0.8 million increase in research and development as we continue to support growth, and an increase resulting from the SC Company acquisition.

Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Provision for income taxes	$39,715	$27,871	$11,844	42.5%
Effective tax rate	34.1%	33.5%

The effective tax rate increased 0.6% during the 2017 nine-month period compared to the effective tax rate during the 2016 nine-month period primarily due to the effect of lower excess tax benefits in the 2017 nine-month period compared to the 2016 nine-month period.

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Nine Months Ended September 30	2017 Residential	2017 Commercial	2017 Total	2016 Total
Net income (loss)	$76,904	$(75)	$76,829	$55,217
Interest	515	—	515	1,108
Taxes	39,715	—	39,715	27,871
Depreciation and amortization	11,087	881	11,968	10,609

EBITDA	$128,221	$806	$129,027	$94,805

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (in thousands)

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total EBITDA	$129,027	$94,805	$34,222	36.1%
Residential EBITDA	$128,221	$94,805	$33,416	35.2%
Commercial EBITDA	$806	$—	$806	N/A

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, taxes, depreciation and amortization charges to income. Total EBITDA increased 36.1% to $129.0 million for the 2017 nine-month period compared to $94.8 million for the 2016 nine-month period. EBITDA in the 2016 nine-month period included a $9.8 million increase to warranty reserve related to surface flaking. Excluding this charge, the 2017 nine-month period increase in Total EBITDA was 23.3%, with Residential EBITDA growth of 22.5% and Commercial EBITDA contributing 0.8%. The 22.5% Residential EBITDA growth was driven by increased revenue and EBITDA margin expansion.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities.

At September 30, 2017, we had $25.5 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$92,837	$83,579
Net cash used in investing activities	$(82,631)	$(4,185)
Net cash used in financing activities	$(3,329)	$(62,452)

Net increase in cash and cash equivalents	$6,877	$16,942

Operating Activities

Net cash provided by operating activities was $92.8 million in the 2017 nine-month period compared to net cash provided by operating activities of $83.6 million in the 2016 nine-month period. The net increase in cash provided by operating activities in the 2017 nine-month period compared to the 2016 nine-month period was primarily due to an increase in working capital of $12.3 million. This increase was offset by a $21.6 million increase in net income.

Investing Activities

Capital expenditures in the 2017 nine-month period were $11.1 million, consisting primarily of $8.1 million for general plant cost reduction initiatives, and $2.2 million for equipment and new product development. Capital expenditures in the 2016 nine-month period were $8.5 million primarily consisting of $3.3 million for the purchase of equipment, land adjacent to our Winchester, Virginia manufacturing facility, and Trex University (our state-of-the-art training facility), $2.6 million for general plant cost reduction initiatives, and $2.3 million for process and productivity improvement. Also, in January 2016, the Company sold a portion of the Olive Branch, Mississippi, facility that contained the buildings for $4.2 million.

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash, subject to adjustment pending final determination of working capital at closing. The Company used cash on hand and $30 million of funding from its existing revolving credit facility to acquire the assets.

Financing Activities

Net cash used in financing activities was $3.3 million in the 2017 nine-month period compared to net cash used in financing activities of $62.5 million in the 2016 nine-month period. The $59.1 million decrease was primarily due to $54.7 million in stock repurchase activity in the 2016 nine-month period.

Stock Repurchase Programs.

On October 22, 2015, the Board of Directors adopted a new stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization terminated on December 31, 2016. The Company repurchased a total of 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.96 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2017 Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At September 30, 2017, we had no outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $200 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At September 30, 2017, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Inventory in Distribution Channels. We sell our decking and residential railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at September 30, 2017 compared to inventory levels at September 30, 2016.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve.

In the 2017 nine-month period and the 2016 nine-month period we paid $4.4 million and $4.2 million, respectively, to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. The purchase price is subject to adjustment pending final determination of working capital. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business.

Seasonality. Our operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically offered incentive programs to our distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of our product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In addition to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, critical accounting policies and estimates also include the following policies subsequent to and in connection with the SC Company acquisition:

Revenue Recognition

We recognize revenue using the percentage of completion method measured by the ratio of direct costs incurred to date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and certain indirect costs. Administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized when such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings. Billings in excess of revenues are classified under current liabilities as billings in excess of costs and estimated earnings.

Goodwill

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2017.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. We have excluded Trex Commercial Products, Inc., our wholly-owned subsidiary which is included in our consolidated financial statements, from our assessment of internal control over financial reporting as of September 30, 2017, because it was formed to acquire certain assets and assume certain liabilities of Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC in a business combination on July 31, 2017. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the quarter ended September 30, 2017 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2017 – July 31, 2017	—	—	Not applicable	Not applicable
August 1, 2017 – August 31, 2017	918	$73.76	Not applicable	Not applicable
September 1, 2017 – September 30, 2017	—	—	Not applicable	Not applicable

Quarter ended September 30, 2017	918		Not applicable

(1)	Shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

Item 5.	Other Information

N/A

Item 6.	Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC, and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 30, 2017	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC, and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.