Form 10-K
period 2017-12-31
TREX CO INC
filed 2018-02-21
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.0 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 6, 2018 was 29,428,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2018 Annual Meeting of Stockholders	Part III

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

General

Trex Company, Inc. (Company, we, us or our), was incorporated as a Delaware corporation in 1998. The Company is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States, and a leading national provider of custom-engineered railing systems and one of the leading suppliers of staging equipment. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Products

Operations and Products: Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products and Trex Commercial Products.

Trex Residential Products is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, trim, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. Trex Residential products are sold to distributors and two national retailers who, in turn, sell primarily to the residential market.

Trex offers the following Trex Residential products:

Decking

Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our decking products are comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards.

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, and Trex Signature™ aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature™ aluminum railing is available in three colors and designed for consumers who want a sleek, contemporary look.

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

Trex Residential Products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting and other damage from moisture. In addition to resisting fading and surface staining, Trex Residential products require no sanding, staining or sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex Residential products less costly than wood over the life of the deck. Trex decking products do not have the tensile strength of wood and, as a result, are not used as primary structural members in posts, beams or columns used in a deck’s substructure. However, Trex does offer the Trex Elevations steel deck framing system.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex CustomCurve®	A system manufactured and sold by Curvelt, LLC that allows contractors to heat and bend Trex Products while on the job site.
Trex Pergola™	Pergolas made from low maintenance cellular PVC product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks™	Outdoor lattice boards manufactured and sold by Rhea Products, Inc. dba Acurio Latticeworks.
Trex Cornhole™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo® Trex Blade	A specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs™ and Structural Steel Posts	An ultimate staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage™	Outdoor kitchens, cabinetry and storage manufactured and sold by NatureKast Products, LLC.

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

Trex offers the following Trex Commercial products:

Architectural Railing Systems

Our architectural railing systems are pre-engineered guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices.

Aluminum Railing Systems

Our aluminum railings are a versatile, cost-effective and low-maintenance choice for a variety of interior and exterior applications that we believe blend form, function and style. They are often used in sports stadiums and arenas, office buildings, and high-rise condominium and resort projects and offer safety and durability to stairs, public walkways and balconies. They are available in picket or glass infills with a selection of top cap styles, color finishes and mounting capabilities.

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

Customers and Distribution

Trex Residential Products: Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales for our wood-alternative decking and railing products through our wholesale distribution network by selling Trex products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment and point-of-sale display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors on a non-exclusive basis to distribute Trex products within a specified area. The distributor purchases our products at prices in effect at the time we ship the product to the distributor. Sales to two of our distributors, Boise Cascade Company and U.S. Lumber Group, LLC, each exceeded 10% of gross sales in 2017.

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

Trex Commercial Products: We sell our modular and architectural railing systems and solutions for the commercial and multifamily markets and our staging, acoustical and seating systems for sports stadiums and performing arts venues primarily to facility owners and general contractors throughout the country. We market these products through our direct sales staff, independent sales representatives, and bidding on projects.

Manufacturing Process

Products manufactured at our Winchester, Virginia and Fernley, Nevada manufacturing facilities are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our manufacturing process. Products manufactured at our Minnesota manufacturing facility are primarily manufactured from aluminum and stainless steel. Our primary manufacturing process for these products involves cutting, machining, welding and finishing. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of projects that are important to our success.

Our manufacturing processes require significant capital investment, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. In connection with national building code listings, we maintain a quality control testing program.

Suppliers

The Company’s purchasing department is responsible for ensuring that purchases are made from sources that operate with ethical and responsible business practices. We conduct supply chain assessments when considered necessary in relation to the significance of the purchase and business opportunity for the Company. Assessments include in-person reviews and tours of operating facilities.

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2017, we purchased substantially all of our reclaimed wood fiber requirements under purchase orders, which do not involve long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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

•

Scrap Polyethylene: The polyethylene we consume is primarily composed of scrap plastic film and plastic bags. We will continue to seek to meet our future needs for scrap polyethylene from the expansion of our existing supply sources and the development of new sources. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of polyethylene. Our ability to source and use a wide variety of polyethylene from third party distribution and manufacturing operations is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.

In addition, we outsource the production of certain products to third-party manufacturers.

The production of our commercial staging and railing products requires a supply of aluminum, stainless steel and glass components. We use multiple sources for each material to ensure consistent availability of material and competitive pricing. We purchase substantially all of our aluminum, stainless steel and glass under purchase orders, which do not involve long-term supply commitments.

Research and Development and Training

We maintain research and development operations in the Trex Technical Center in Winchester, Virginia and at our Minnesota location. Our research and development efforts focus on innovation and developing new products, lowering the cost of manufacturing our existing products and redesigning existing product lines to increase efficiency and enhance performance. For the years ended December 31, 2017, 2016 and 2015, research and development costs were $3.8 million, $3.7 million, and $1.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

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

Growth Strategies

Our long-term goal is to perpetuate our position as the leading producer of branded superior wood-alternative outdoor living products by increasing our market share and expanding into new product categories and geographic markets through the design, creation and marketing of high-performance outdoor living products that offer superior aesthetics and quality. Also, we will explore opportunities that leverage our manufacturing and extrusion expertise and are tied to our recycling heritage. To attain these goals, we intend to employ the following long-term strategies:

•	Innovation: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•	Brand: Expand preference and commitment for the Trex brand with both the consumer and trade professional. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products. Leverage online efforts to extend the Trex brand digital presence, both nationally and globally.

•	Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence, thereby making our products available wherever our customers choose to purchase their decking, railing, steel deck framing and outdoor lighting products.

•	Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

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

Competition

Our primary competition for our wood-alternative decking and residential railing products consists of wood products, which constitutes a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. A majority of the lumber used in wood decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate many of the disadvantages of other wood products.

In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include Advanced Environmental Recycling Technologies, Inc., The Azek Company, and Fiberon, LLC.

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new wood-alternative decking and railing products that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, and distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products are low maintenance compared to the on-going maintenance required for a pressure-treated deck and are, therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other manufacturers of wood-alternative decking and railing products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

Our primary competition for our staging and railing products in the commercial and multi-family markets consists of companies that provide components to assemble guard rails, including C.R. Laurence Co., Inc., a CRH Group company, regional railing and metal fabrication, and Wenger Corporation. Our ability to compete depends on our product design advantages, relationships with architects and general contractors, and competitive manufacturing costs.

Seasonality

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

Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, and the States of Nevada, Minnesota and South Carolina. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

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

We hold a number of U.S. Patents and U.S. Patent Applications for various technologies. We have one current U.S. Patent Application for decking technology and five U.S. Patents, as well as two pending U.S. Patent Applications, for various staging systems, accessories and related technologies. We intend to maintain our existing patents in effect until they expire as well as to seek additional patents as we consider appropriate.

We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

Employees and Corporate Governance

At December 31, 2017, we had approximately 1,120 full-time employees, approximately 815 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable. The Company has internal standards related to hiring practices that encourage diversity, formal programs to provide skill development for our employees, and anti-discrimination standards. The Company has not had any serious complaints or claims over the last three years.

Information related to the Company’s governance and related activities and programs may be found in the Company’s Proxy Statement filed on March 23, 2017 in Schedule 14A. Also, a copy of the Company’s “Code of Conduct and Ethics” (Code) is maintained on the Company’s web site at www.trex.com. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blowing policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s General Counsel.

Environmental and Occupational Safety

Environmental

The Company’s commitment to managing environmental impact includes developing and offering more sustainable products to the market as well as reducing the environmental impact of its corporate activities. From continuous improvement in its manufacturing practices that reduce the use of energy to making products using industry leading high levels of recycled materials, the Company is able to improve its use of resources, its greenhouse gas emissions, and its waste streams. Environmental matters relevant to the Company’s operations are the responsibility of members of the executive management team, including the President and Chief Executive Officer, the Chief Financial Officer, the Vice President Operations, and the General Counsel.

Trex’s eco-friendly composite decking products consist of a blend of 95 percent recycled wood and recycled plastic film. Trex uses locally sourced reclaimed wood that would otherwise end up in a landfill. An average 500-square foot composite Trex deck contains 140,000 recycled plastic bags, which makes Trex one of the largest plastic bag recyclers in the U.S. In addition, Trex’s proprietary, eco-friendly processing method eliminates the use of smoke stacks and our bi-coastal factories reduce fuel consumption and CO2 emissions. Almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill. In addition, it is Trex’s goal to provide eco-friendly products for the architectural railing market and promote an effort for design innovation that decreases the environmental footprint.

The Company’s primary resource usage consists of water, natural gas and electricity. The Company develops budgets and plans that improve shareholder return by ensuring the optimal use of each resource, which promotes resource efficiency and minimal waste of the resource. We ensure that all of our manufacturing facilities meet emission standards for the locality in which they operate, and certify to applicable authorities that our emissions are within the relevant locality’s standards.

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. In 2016, Trex was honored as Environmental Vendor of the Year by The Home Depot. For the past 10 years Trex has won awards in the BUILDER trade magazine’s Brand Use Study across numerous award categories. For the past 5 years, Trex has been an award recipient in the Green Builder trade magazine across numerous categories.

Our decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high profile venues. LEED is a point-based system created in part by the U.S. Green Building Council and designed to reward points to building projects that incorporate efficient, and safe eco-friendly products, leading to a building’s designation as LEED Silver, Gold or Platinum. LEED buildings attract higher demand, premium rates and longer occupancy leases, thereby supporting continued and growing demand for products that can facilitate LEED designations. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.

Occupational Safety

The Company applies industry best-practices for monitoring and reporting near misses, lost days and frequency of incidents and for implementing safety systems similar to OHSAS 18001 including:

•	Management leadership and employee involvement;

•	Worksite analysis;

•	Hazard prevention and control; and

•	Safety and health training.

The Company’s “Design for Safety” program incorporates reviewing and building safety into every project from conception through completion, beginning with a Pre-startup Safety Review (PSSR) that ensures safety items are addressed. A fully empowered Plant Safety Committee performs safety audits and observations, reviews and trends all incidents, writes their own Safety Work Orders, and participates in all PSSRs. Each member is required to successfully complete an Occupational Safety and Health Training course in General Industry Safety and Health, which is sanctioned and accredited by the U.S. Department of Labor/Occupational Safety and Health Administration. In addition, each manufacturing operation has an Employee Health and Safety Manager who is a Certified Occupational Safety Specialist and Certified Occupational Safety Manager.

In addition, the Company is a member of the Voluntary Protection Program Participants Association, the National Safety Council, and the National Fire Protection Association.

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

Item A.	Risk Factors

Our business is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, fencing, and deck framing sales. Since wood-alternative products were introduced to the market in the late 1980s, their market acceptance has increased. Our ability to grow will depend, in part, on our success in continuing to convert demand for wood products into demand for wood-alternative Trex products. To increase our market share, we must overcome:

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

In order to expand our net sales and sustain profitable operations we must maintain the quality and performance of our products. If we are unable to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance could impede acceptance of our products in the marketplace and negatively affect our profitability. We continue to receive and settle claims and maintain a warranty reserve related to residential product produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by settling a nationwide class action lawsuit that lessens our exposure to provide replacement product and partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows.

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

The manufacture of our wood-alternative decking and railing products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using reclaimed wood fibers and scrap polyethylene. Our ability to obtain adequate supplies of reclaimed wood fibers and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations.

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

A limited number of our customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 90.0% of gross sales during fiscal years 2017 and 2016, and 89% during fiscal year 2015.

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

The demand for our wood-alternative decking and railing products is influenced by the general health of the economy, the level of home improvement activity and, to a much lesser extent, new home construction. These factors are affected by home equity values, credit availability, consumer confidence and spending habits, employment, interest rates, inflation and general economic conditions. Devaluation in home equity values can adversely affect the availability of home equity withdrawals and result in decreased home improvement spending. We cannot predict general economic conditions or the home remodeling and new home construction environments. Any economic downturn could reduce consumer income or equity capital available for spending on discretionary items, which could adversely affect the demand for our products. The demand for our commercial staging and railing products is influenced by the level of commercial construction activity, building variances, funding availability for large public use facilities, including sports stadiums and arenas, and the construction schedules of our projects.

We have significant capital invested in assets that may become obsolete or impaired and result in a charge to our earnings.

We have made and may continue to make significant capital investments to our property plant and equipment in order to improve or expand our manufacturing capabilities. These investments sometimes involve the implementation of new technology and replacement of existing equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. We have also made and may continue to make significant capital investments in order to acquire businesses or operations that allow us to diversify into new product markets. These investments may also result in the recognition of goodwill, which may result in an impairment charge to our earnings if circumstances change and reduce the fair value of the goodwill acquired below its carrying amount. Significant replacement of equipment or changes in the expected cash flows related to our assets could result in reduced earnings or cash flows in future periods.

Our ability to continue to obtain financing on favorable terms, and the level of any outstanding indebtedness, could adversely affect our financial health and ability to compete.

Our ability to continue to obtain financing on favorable terms may limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. In addition, our senior credit facility may impose operating and financial restrictions.

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

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease that expires in March 2020. In addition, we lease 55,047 square feet of office and storage space in Dulles, Virginia, that we do not occupy. We have sublet all of the office space in Dulles, Virginia, for the remainder of the term of the lease obligation, which expires in mid-2019.

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

We lease a total of approximately 1.6 million square feet of warehouse and facility space under leases with expiration dates ranging from 2018 to 2026. For information about these leases, see Note 13 to our Consolidated Financial Statements appearing elsewhere in this report. The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some forklift equipment at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2017, we spent a total of $15.0 million on capital expenditures, primarily related to general plant cost reduction initiatives, and equipment and new product development. We estimate that our capital expenditures in 2018 will be approximately $20 million to $25 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

Market for Common Stock

Our common stock has been listed on the New York Stock Exchange (NYSE) since April 8, 1999. Between April 8, 1999 and November 22, 2009, it was listed under the symbol “TWP”. Effective November 23, 2009, the symbol changed to “TREX”. The table below shows the reported high and low sale prices of our common stock for each quarter during 2017 and 2016 as reported by the NYSE.

2017	High	Low
First Quarter	$78.16	$64.19
Second Quarter	76.49	61.57
Third Quarter	90.09	67.01
Fourth Quarter	118.65	83.63

2016	High	Low
First Quarter	$48.14	$31.11
Second Quarter	50.62	39.74
Third Quarter	64.36	44.38
Fourth Quarter	72.21	50.81

Dividend Policy

We have never paid cash dividends on our common stock and our credit agreement places limitations on our ability to pay cash dividends. We intend to retain future earnings to finance the development and expansion of our business or the repurchase of our common shares and, therefore, have no current intention to pay cash dividends. However, we reconsider our dividend policy on a regular basis and may determine to pay dividends in the future.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2012 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2013, 2014, 2015, 2016 and 2017.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Trex Company, Inc.	$100.00	$213.65	$228.80	$204.41	$346.05	$582.43
Russell 2000 Index	$100.00	$138.82	$145.61	$139.19	$168.85	$193.58
S&P 600 Building Products	$100.00	$145.78	$145.43	$174.47	$226.43	$272.22

Other Stockholder Matters

As of February 6, 2018, there were approximately 174 holders of record of our common stock.

In 2017, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2017, 2016, 2015, 2014, and 2013 for each year in the five-year period ended December 31, 2017.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2017 (2)	2016 (3)	2015 (4)	2014	2013 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$565,153	$479,616	$440,804	$391,660	$342,511
Cost of sales	321,780	292,521	285,935	251,464	243,893

Gross profit	243,373	187,095	154,869	140,196	98,618
Selling, general and administrative expenses	100,993	83,140	77,463	72,370	73,967

Income from operations	142,380	103,955	77,406	67,826	24,651
Interest expense, net	461	1,125	619	878	602

Income before income taxes	141,919	102,830	76,787	66,948	24,049
Provision (benefit) for income taxes	46,791	34,983	28,689	25,427	(10,549)

Net income	$95,128	$67,847	$48,098	$41,521	$34,598

Basic earnings per share	$3.24	$2.31	$1.53	$1.28	$1.03

Basic weighted average shares outstanding	29,392,559	29,394,559	31,350,542	32,319,649	33,589,682

Diluted earnings per share	$3.22	$2.29	$1.52	$1.27	$1.01

Diluted weighted average shares outstanding	29,575,460	29,612,669	31,682,509	32,751,074	34,273,502

Cash Flow Data:
Cash provided by operating activities	$101,865	$85,293	$62,634	$58,642	$45,208
Cash used in investing activities	(86,789)	(10,202)	(23,329)	(12,873)	(12,697)
Cash used in financing activities	(3,226)	(62,422)	(42,854)	(39,997)	(30,898)

Other Data (unaudited):
EBITDA (non-GAAP) (6)	$159,110	$118,136	$91,701	$82,653	$40,597

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$30,514	$18,664	$5,995	$9,544	$3,772
Working capital	86,289	54,264	38,581	35,787	28,994
Total assets	326,227	221,430	211,998	195,824	188,157
Total debt	—	—	7,000	—	—
Total stockholder’s equity	$231,250	$134,161	$116,463	$113,385	$106,616

1)	All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one stock split of our common stock, in the form of a stock dividend distributed on May 7, 2014 to stockholders of record at the close of business on April 7, 2014.

2)	On July 31, 2017, the Company’s newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc. acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC. The Company’s consolidated results of operations for the year ended December 31, 2017 include the operating results of the acquired business from the date of acquisition through December 31, 2017. The Company’s consolidated balance sheet at December 31, 2017 includes the assets acquired and any liabilities assumed. Also, the tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted on December 22, 2017. Accordingly, we have recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that are expected to reverse after the Act’s effective date of January 1, 2018 have been adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets was allocated to continuing operations as a discrete item. We continue to analyze certain aspects of the Act and refine our calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts.
3)	Year ended December 31, 2016 was materially affected by a pre-tax increase of $9.8 million to the warranty reserve related to surface flaking. Also, during 2016, the Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” and ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”
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
4)	Year ended December 31, 2015 was materially affected by a pre-tax increase of $7.8 million to the warranty reserve, the majority of which related to surface flaking.
5)	Year ended December 31, 2013 was materially affected by a pre-tax increase of $20.0 million to the warranty reserve and a $19.9 million income tax benefit resulting from a significant reversal of our valuation allowance, $10.9 million of which was a direct result of the Company’s decision to exit a full valuation allowance.
6)	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). The Company has included data with respect to EBITDA because management evaluates and projects the performance of the Company’s business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of the Company’s operating performance, particularly as compared to the operating performance of the Company’s competitors, because this measure eliminates many differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect the Company’s cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters the Company considers not to be indicative of its ongoing operations; and

•	not all entities in the Company’s industry may calculate EBITDA in the same manner in which the Company calculates EBITDA, which limits its usefulness as a comparative measure.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Net income	$95,128	$67,847	$48,098	$41,521	$34,598
Plus interest expense, net	461	1,125	619	878	602
Plus income tax provision (benefit)	46,791	34,983	28,689	25,427	(10,549)
Plus depreciation and amortization	16,730	14,181	14,295	14,827	15,946

EBITDA (non-GAAP)	$159,110	$118,136	$91,701	$82,653	$40,597

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

General. Trex Company, Inc. is the world’s largest manufacturer of wood-alternative decking and railing products marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high performance, low maintenance products in the decking, railing, fencing, steel deck framing and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following wood-alternative decking and railing products:

Decking	Trex Transcend® Trex Enhance® Trex Select®
Railing	Trex Transcend Railing Trex Signature™ aluminum railing Trex Select Railing
Fencing	Trex Seclusions®
Steel Deck Framing System	Trex Elevations®
Outdoor Lighting Systems	Trex DeckLighting™ Trex LandscapeLighting™
Hidden Fastening System for Specially Grooved Boards	Trex Hideaway®

In addition, we offer modular and architectural railing systems and solutions for the commercial and multifamily markets and provide staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues.

Highlights related to the twelve months ended December 31, 2017 include:

•	The acquisition of certain assets and the assumption of certain liabilities of Stadium Concepts Acquisition, LLC (SC Company) on July 31, 2017, by the Company’s newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc.

•	Increase in net sales of 17.8%, or $85.5 million, to $565.1 million in the twelve months ended December 31, 2017 compared to $479.6 million in the twelve months ended December 31, 2016. Net sales in 2017 were the highest of any year in our history.

•	Increase in gross profit of 30.1%, or $56.3 million, to $243.4 million for the twelve months ended December 31, 2017 compared to $187.1 million for the twelve months ended December 31, 2016. Gross profit in 2017 was the highest of any year in our history.

•	Net income of $95.1 million also reflects the highest of any year in our history.

•	Cash flows from operating activities were $101.9 million in the twelve months ended 2017 compared to $85.3 million in the twelve months ended 2016 and were the highest of any year in our history.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The Consolidated Financial Statements include the accounts of Trex Commercial Products from the date of acquisition through December 31, 2017.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex wood-alternative decking and railing products. Our branding and product performance enables us to command premium prices over wood products. Our operating results have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift net sales to a later period.

As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers of our wood-alternative decking and railing products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year.

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

Surface Flaking Warranty. We warrant that our residential products will be free from material defects in workmanship and materials. Generally this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature™ Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

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

To estimate the number of claims to be settled with payment, we utilize actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts. The number of claims received has declined each year since peaking in 2009. The cost per claim varies due to a number of factors, including the size of affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement.

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been our practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the year ended December 31, 2017 was lower than claims received in the year ended December 31, 2016, and consistent with our expectations for 2017. Also, the average settlement cost per claim experienced in the year ended December 31, 2017 was lower than the average settlement cost per claim experienced during the year ended December 31, 2016 and consistent with our expectation for 2017. Based on the facts and circumstances at December 31, 2017, we believe our reserve is sufficient to cover future surface flaking obligations. Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.8 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2017	2016	2015
Claims unresolved beginning of period	2,755	2,500	2,872
Claims received (1)	2,250	2,615	2,968
Claims resolved (2)	(2,699)	(2,360)	(3,340)

Claims unresolved end of period	2,306	2,755	2,500

Average cost per claim (3)	$2,546	$2,639	$2,521

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

For additional information about product warranties, see Notes 2 and 18 to the Consolidated Financial Statements appearing elsewhere in this report.

Inventories. We account for inventories of our wood-alternative decking and railing products at the lower of cost (last-in, first-out, or LIFO) or market value. At December 31, 2017, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $20.1 million. Inventories for our staging and commercial railing products are accounted for at the lower of cost (first-in, first-out method) and net realizable value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence.

Goodwill. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “Intangibles – Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount to determine if it should proceed with the evaluation of goodwill for impairment. If the Company proceeds with the two-step impairment test, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. The Company measures fair value of the reporting unit based on a present value of future discounted cash flows and a market valuation approach.

Income Taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect during the year in which it is expected that the differences reverse. We assess the likelihood that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. On December 22, 2017, the tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Accordingly, we have recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. We continue to analyze certain aspects of the Act and refine our calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As of December 31, 2017, we have a valuation allowance of $3.1 million against the deferred tax assets related to state tax credits we estimate will expire before they are realized. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

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

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the years ended December 31, 2017 compared to December 31, 2016, and December 31, 2016 compared to December 31, 2015.

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016

Net Sales

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total net sales	$565,153	$479,616	$85,537	17.8%
Residential net sales	$543,346	$479,616	$63,730	13.3%
Commercial net sales	$21,807	$—	$21,807	—

The 17.8% increase in net sales in the year ended 2017 compared to the year ended 2016 was due primarily to the $63.7 million increase in net sales of our Trex branded decking and railing products. This increase in Residential net sales was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The remaining increase resulted from the $21.8 million in net sales contributed by our recently acquired commercial products operation for the period from the date of acquisition of July 31, 2017 through year end.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$321,780	$292,521	$29,259	10.0%
% of net sales	56.9%	61.0%
Gross profit	$243,373	$187,095	$56,278	30.1%
Gross margin	43.1%	39.0%

Gross profit as a percentage of net sales, gross margin, increased to 43.1% in the year ended 2017 from 39.0% in the year ended 2016, an improvement of 4.1%. Gross profit in the year ended 2016 included a $9.8 million increase to the warranty reserve related to surface flaking of our residential product. Excluding this charge, the gross margin for the year ended 2017 increased by 2.0%, reflecting cost reduction initiatives, lower cost raw materials, and increased capacity utilization at our Trex branded decking and railing plants.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$100,993	$83,140	$17,853	21.5%
% of net sales	17.9%	17.3%

The $17.9 million increase in selling, general and administrative expenses in the year ended 2017 compared to the year ended 2016 resulted primarily from a $6.4 million increase in personnel related expenses resulting from the SC Company acquisition and an increase in incentive compensation, a $6.2 million increase in branding and advertising spend in support of our market growth strategies, and a $2.0 million increase in amortization expense related to the intangible assets of our commercial operation that was acquired during 2017. As a percentage of net sales, total selling, general and administrative expenses increased a minimal 0.6% in the year ended 2017 compared to the year ended 2016.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Provision for income taxes	$46,791	$34,983	$11,808	33.8%
Effective tax rate	33.0%	34.0%

We have recognized the tax effects of the Tax Cuts and Jobs Act in our financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that are expected to reverse after the Act’s effective date of January 1, 2018 have been adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets and deferred tax liabilities resulted in a tax benefit of $1.9 million for the year ended December 31, 2017, which was allocated to continuing operations. We continue to analyze certain aspects of the Act and refine our calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The effective tax rate for the year ended 2017 decreased by 1.0% compared to the effective tax rate for the year ended

2016 primarily due to enactment of the Tax cuts and Jobs Act and the resulting revaluation of deferred tax assets and liabilities. The Company expects its effective tax rate will decrease in future periods primarily due to the tax effects of the lower Federal statutory rate of 21%, which may be offset by and other changes in the Tax Cuts and Jobs Act, such as the elimination of the domestic manufacturing deduction.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Year Ended December 31	2017 Residential	2017 Commercial	2017 Consolidated	2016 Consolidated
Net income	$97,412	$(2,284)	$95,128	$67,847
Interest	461	—	461	1,125
Taxes	47,911	(1,120)	46,791	34,983
Depreciation and amortization	14,598	2,132	16,730	14,181

EBITDA	$160,382	$(1,272)	$159,110	$118,136

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total EBITDA	$159,110	$118,136	$40,974	34.7%
Residential EBITDA	$160,382	$118,136	$42,246	35.8%
Commercial EBITDA	$(1,272)	$—	$(1,272)	—

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, taxes, and depreciation and amortization charges to income. Total EBITDA increased 34.7% to $159.1 million for the year ended 2017 compared to $118.1 million for the year ended 2016. The increase in total EBITDA resulted primarily from the increase in Trex Residential EBITDA. The increase in Trex Residential EBITDA was driven by increased net sales resulting primarily from volume growth of our Trex branded decking and railing products. The slight decrease in total EBITDA resulted from Trex Commercial EBITDA, our recently acquired commercial products operation, for the period from the date of acquisition of July 31, 2017 through December 31, 2017, which resulted primarily from the effects of lower margins on certain legacy contracts and $0.5 million in acquisition related expenses.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net Sales

	Year Ended December 31,		$ Change	% Change
	2016	2015
	(dollars in thousands)
Net sales	$479,616	$440,804	$38,812	8.8%

[1]	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of the reportable segments using net sales and EBITDA. Management considers EBITDA to be an important supplemental indicator of segment core operating performance because it eliminates interest, taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important supplemental information regarding the operating performance of each reportable segment. Total EBITDA may be considered a non-GAAP measure and should be considered in addition to, not as a substitute for, net income.

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

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$101,865	$85,293	$62,634
Net cash used in investing activities	(86,789)	(10,202)	(23,329)
Net cash used in financing activities	(3,226)	(62,422)	(42,854)

Net increase (decrease) in cash and cash equivalents	$11,850	$12,669	$(3,549)

Operating Activities

Net cash provided by operating activities increased by $16.6 million in 2017 compared to 2016 primarily due to the $23.2 million, or 17.8%, increase in net sales during in 2017 coupled with the 4.1% increase in gross margin. The increase was primarily offset by the increase in accounts receivable at December 31, 2017 of $10.5 million.

Net cash provided by operating activities increased $22.7 million in 2016 compared to 2015 primarily due to higher cash receipts from the 8.8% increase in net sales during 2016 compared to 2015 coupled with the 390 basis point increase in gross margin, and a $4.4 million increase due to the timing of income tax payments.

Investing Activities

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash. The Company used cash on hand and $30 million of funding from its existing revolving credit facility to acquire the assets.

Additional investing activities consisted principally of capital expenditures directed to new product development and to quick return cost investments to capture manufacturing cost savings. These investments allow us to meet the market’s increased demand and corresponding volume requirements resulting in greater profitability and cash flow. Capital expenditures in 2017 were $15.0 million consisting primarily of $10.8 million for general plant cost reduction initiatives and $3.0 million for equipment and new product development.

Capital expenditures in 2016 were $14.6 million consisting primarily of $5.6 million for the purchase of, land adjacent to our Winchester, Virginia manufacturing facility, and Trex University (our state-of-the-art training facility), $5.6 million for investments to capture plant cost reduction initiatives, and $2.7 million for process and productivity improvement. Also, in January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and, as of December 31, 2017, continues to own approximately 62 acres of undeveloped land adjacent to the sold properties.

Financing Activities

Net cash used in financing activities in 2017 decreased $59.2 million compared to 2016 primarily due to the $55.2 million in stock repurchase activity in 2016.

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

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of our outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 2.9 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2018 Stock Repurchase Program.

Inventory in Distribution Channels. We sell our residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at December 31, 2017 compared to inventory levels at December 31, 2016. On occasion, we may need to replace a distributor. Historically, we have had little difficulty replacing a distributor and have experienced little or no disruption to operations or liquidity. We believe that in the event we need to replace a distributor, it would not have an adverse effect on our profitability or liquidity.

Surface Flaking Warranty. We continue to receive and settle claims related to residential product produced at our Nevada facility prior to 2007 that exhibits surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve. During the year ended December 31, 2017, we paid approximately $5.7 million to settle surface flaking claims against the warranty reserve consistent with the $5.7 million paid in 2016. We estimate that the number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation.

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

At December 31, 2017, the Company had no outstanding borrowings under the Third Amended Credit Agreement and $200 million of available borrowing capacity.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants, we are required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2017. Failure to comply with the financial covenants could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. The following tables show, as of December 31, 2017, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	1 year	2-3 years	4-5 years	After 5 years
Purchase commitments (1)	$62,624	$47,229	$15,395	$—	$—
Operating leases	52,798	10,627	16,566	11,559	14,046

Total contractual cash obligations	$115,422	$57,856	$31,961	$11,559	$14,046

(1)	Purchase commitments represent supply contracts with raw material vendors. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We currently estimate that capital expenditures in 2018 will be approximately $20 million to $25 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, acquisitions which fit our long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue when it satisfies a performance obligation at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of goods or services to a customer. The Company will adopt the new standard in the first quarter of fiscal 2018. The Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company has completed its evaluation of its Trex Residential segment and determined that adoption of the new standard will not have a significant impact on that segment. The Company continues to evaluate the impacts of adoption on its Trex Commercial segment, which was acquired on July 30, 2017. The Company expects expanded financial statement note disclosure.

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

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2017, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. We have excluded Trex Commercial Products, Inc., our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of December 31, 2017, because it was formed to acquire certain assets and assume certain liabilities of Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC in a business combination on July 31, 2017. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Item 9B.	Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Retirement of Frank H. Merlotti, Jr.

On February 16, 2018, Frank H. Merlotti, Jr., whose current term of service on the Company’s Board of Directors (Board) expires on the date of the Company’s annual meeting of stockholders on May 2, 2018, informed the Board of his decision not to stand for re-election. Mr. Merlotti serves on the Board’s Compensation Committee and Nominating / Corporate Governance Committee.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). We have excluded Trex Commercial Products, Inc. (Trex Commercial), our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of December 31, 2017, because it was formed to acquire certain assets and assume certain liabilities of Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC in a business combination on July 31, 2017. Total assets and net sales of Trex Commercial as of and for the year ended December 31, 2017, were 24% and 4%, respectively, of the Company’s total assets and net sales. Based on this assessment, we concluded that, as of December 31, 2017, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 21, 2018	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Principal Executive Officer)

February 21, 2018	By:	/S/ BRYAN H. FAIRBANKS
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 21, 2018 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Trex Commercial Products, Inc., which is included in the 2017 consolidated financial statements of the Company and constituted 24% and 30% of total and net assets, respectively, as of December 31, 2017 and 4% and (2)% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Trex Commercial Products, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Richmond, Virginia

February 21, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2017 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company appear on pages F-2 through F-30 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-31

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. The Company’s Securities Exchange Act file number is 001-14649.

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description

4.3	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.4	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.5	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.6	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.7	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.8	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company‘s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.9	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

Exhibit Number	Exhibit Description

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.10	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.11	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.12	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference. **

10.13	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.14	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

10.15	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.16	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.20	Deed of Lease, dated June 15, 2000, between Trex Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.21	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.22	Amendment, dated November 2, 2016, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC as successor to Space, LLC. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-31

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Richmond, Virginia

February 21, 2018

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Net sales	$565,153	$479,616	$440,804
Cost of sales	321,780	292,521	285,935

Gross profit	243,373	187,095	154,869
Selling, general and administrative expenses	100,993	83,140	77,463

Income from operations	142,380	103,955	77,406
Interest expense, net	461	1,125	619

Income before income taxes	141,919	102,830	76,787
Provision for income taxes	46,791	34,983	28,689

Net income	$95,128	$67,847	$48,098

Basic earnings per common share	$3.24	$2.31	$1.53

Basic weighted average common shares outstanding	29,392,559	29,394,559	31,350,542

Diluted earnings per common share	$3.22	$2.29	$1.52

Diluted weighted average common shares outstanding	29,575,460	29,612,669	31,682,509

Comprehensive income	$95,128	$67,847	$48,098

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$30,514	$18,664
Accounts receivable, net	66,882	48,039
Inventories	34,524	28,546
Prepaid expenses and other assets	16,878	10,400

Total current assets	148,798	105,649

Property, plant and equipment, net	103,110	103,286
Goodwill and other intangibles	71,319	10,523
Other assets	3,000	1,972

Total Assets	$326,227	$221,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,953	$10,767
Accrued expenses and other liabilities	46,266	34,693
Accrued warranty	6,290	5,925
Line of Credit	—	—

Total current liabilities	62,509	51,385
Deferred income taxes	1,286	894
Non-current accrued warranty	28,709	31,767
Other long-term liabilities	2,473	3,223

Total Liabilities	94,977	87,269

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,922,111 and 34,894,233 shares issued and 29,428,430 and 29,400,552 shares outstanding at December 31, 2017 and 2016, respectively	349	349
Additional paid-in capital	122,043	120,082
Retained earnings	282,370	187,242
Treasury stock, at cost, 5,493,681 shares at December 31, 2017 and 2016, respectively	(173,512)	(173,512)

Total Stockholders’ Equity	231,250	134,161

Total Liabilities and Stockholders’ Equity	$326,227	$221,430

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2014	32,020,123	$348	$116,740	$71,297	2,780,429	$(75,000)	$113,385
Net income	—	—	—	48,098	—	—	48,098
Employee stock purchase and option plans	113,996	1	314	—	—	—	315
Shares withheld for taxes on share-based payment awards	(115,453)	(1)	(8,085)	—	—	—	(8,086)
Stock-based compensation	20,164	—	4,861	—	—	—	4,861
Excess tax benefits from stock compensation	—	—	3,117	—	—	—	3,117
Shares repurchased under our publicly announced share repurchase programs	(1,134,300)	—	—	—	1,134,300	(45,227)	(45,227)

Balance, December 31, 2015	30,904,530	348	116,947	119,395	3,914,729	(120,227)	116,463

Net income	—	—	—	67,847	—	—	67,847
Employee stock purchase and option plans	79,175	1	279	—	—	—	280
Shares withheld for taxes on share-based payment awards	(13,193)	(1)	(1,932)	—	—	—	(1,933)
Stock-based compensation	8,992	1	4,788	—	—	—	4,789
Shares repurchased under our publicly announced share repurchase programs	(1,578,952)	—	—	—	1,578,952	(53,285)	(53,285)

Balance, December 31, 2016	29,400,552	349	120,082	187,242	5,493,681	(173,512)	134,161

Net income	—	—	—	95,128	—	—	95,128
Employee stock purchase and option plans	16,614	1	391	—	—	—	392
Shares withheld for taxes on share-based payment awards	(29,235)	(1)	(3,617)	—	—	—	(3,618)
Stock-based compensation	40,499	—	5,187	—	—	—	5,187

Balance, December 31, 2017	29,428,430	$349	$122,043	$282,370	5,493,681	$(173,512)	$231,250

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating Activities
Net income	$95,128	$67,847	$48,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,860	14,498	14,384
Deferred income taxes	194	5,433	1,024
Stock-based compensation	5,187	4,788	4,861
Loss (Gain) on disposal of property, plant and equipment	1,738	(185)	649
Excess tax benefits from stock compensation	—	—	(3,147)
Other non-cash adjustments	(406)	(284)	(271)
Changes in operating assets and liabilities:
Accounts receivable	(10,486)	(653)	(10,995)
Inventories	(3,635)	(5,442)	643
Prepaid expenses and other assets	(2,194)	(4,256)	905
Accounts payable	(4,804)	(6,966)	(2,317)
Accrued expenses and other liabilities	2,488	9,403	7,554
Income taxes receivable/payable	1,795	1,110	1,246

Net cash provided by operating activities	101,865	85,293	62,634

Investing Activities
Expenditures for property, plant and equipment	(15,040)	(14,551)	(23,333)
Proceeds from sales of property, plant and equipment	55	4,349	35
Acquisition of business, net of cash acquired	(71,804)	—	(31)

Net cash used in investing activities	(86,789)	(10,202)	(23,329)

Financing Activities
Financing costs	—	(485)	(3)
Borrowings under line of credit	201,000	242,700	225,500
Principal payments under line of credit	(201,000)	(249,700)	(218,500)
Repurchases of common stock	(3,617)	(55,216)	(53,313)
Proceeds from employee stock purchase and option plans	391	279	315
Excess tax benefits from stock compensation	—	—	3,147

Net cash used in financing activities	(3,226)	(62,422)	(42,854)

Net increase (decrease) in cash and cash equivalents	11,850	12,669	(3,549)
Cash and cash equivalents at beginning of year	18,664	5,995	9,544

Cash and cash equivalents at end of year	$30,514	$18,664	$5,995

Supplemental disclosures of cash flow information:
Cash paid for interest	$418	$852	$625
Cash paid for income taxes, net	$44,802	$28,626	$26,327

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company’s principal business based on net sales is the manufacture and distribution of wood/plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to include the design, engineering and marketing of modular and architectural railing systems and solutions for the commercial and multifamily markets, and a provider of staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 3. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. Subsequent to the acquisition, the Company operates in two reportable segments, Trex Residential Products and Trex Commercial Products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L. (TWPE) for all years presented, and its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc. (Trex Commercial Products), from July 31, 2017 through December 31, 2017. Intercompany accounts and transactions have been eliminated in consolidation.

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (Denplax), a venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2017.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2017, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are carried at the original invoice amount less an estimate made for payment discounts and doubtful accounts. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. There was no material valuation allowance recorded as of December 31, 2017 and 2016.

In the years ended December 31, 2017, 2016 and 2015, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2017, two customers of the Company represented approximately 41% of the Company’s net sales. For the year ended December 31, 2016, two customers of the Company represented approximately 39% of the Company’s net sales. For the year ended December 31, 2015, one customer of the Company represented approximately 27% of the Company’s net sales. At December 31, 2017, three customers represented 29%, 14%, and 11%, respectively, of the Company’s accounts receivable balance.

Approximately 33%, 33%, and 35% of the Company’s materials purchases for the years ended December 31, 2017, 2016 and 2015, respectively, were purchased from its four largest suppliers.

Inventories

Inventories for the Company’s wood-alternative decking and railing products are stated at the lower of cost (last-in, first-out, or LIFO, method) and net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2017, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $20.1 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

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

Inventories for the Company’s staging and railing products for the commercial and multi-family markets are stated at the lower of cost (first-in, first-out or FIFO method), using actual cost, and net realizable value. Work-in process includes estimated production costs.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s 1996 purchase of the Mobil Composite Products Division, the 2011 purchase of the assets of the Iron Deck Corporation, and the 2017 purchase of certain assets and the assumption of certain liabilities of SC Company. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “Intangibles – Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value.

The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than the carrying amount to determine if it should proceed with the evaluation of goodwill for impairment. The Company identified its reporting units based on the way it manages its operating segments. Each reporting unit constitutes a business with discrete financial information and a separate operation manager at a level below the Company’s chief operating decision maker. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units. If the Company proceeds with the two-step impairment test, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

The Company measures fair value of the reporting units based on a present value of future discounted cash flows and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of the business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting unit.

For the years ended December 31, 2017, 2016 and 2015, the Company completed its annual impairment test of goodwill utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting units are less than the carrying amounts. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2017, the Company had goodwill of $68.5 million that is reviewed annually for impairment.

Product Warranty

The Company warrants that its residential decking products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to Trex Signature™ Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, on a quarterly basis based on the differences between actual experience and historical estimates.

Treasury Stock

The Company records the repurchase of shares of its common stock at cost. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Revenue Recognition

For Trex Residential Products, the Company recognizes revenue when title is transferred to customers, which is generally upon shipment of the product to the customer. The Company does not grant contractual product return rights to customers other than pursuant to its residential product warranty. The Company does not expect future product returns to be material and, consequently, does not maintain an allowance for product returns.

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

For Trex Commercial Products, the Company recognizes revenue using the percentage of completion method measured under the cost-to-cost method of accounting, whereby the Company recognizes sales and estimated profit as costs are incurred based on the proportion that the incurred costs represent of total estimated costs for each contract. Contract costs include all direct material, labor, subcontract and certain indirect costs. Administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized when such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets and billings in excess of revenues are classified under current liabilities in the Consolidated Balance Sheets.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted on December 22, 2017. Accordingly, we have recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. As of December 31, 2017, the Company has a valuation allowance of $3.1 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2017, 2016 and 2015, research and development costs were $3.8 million, $3.7 million, and $1.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2017, 2016 and 2015, $3.8 million, $2.4 million and $0.8 million, respectively, were included in prepaid expenses for production costs.

For the years ended December 31, 2017, 2016 and 2015, branding expenses, including advertising expenses as described above, were $31.0 million, $24.8 million, and $23.4 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2017 and 2016.

Recently Adopted Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The standard amended certain aspects of accounting for employee share-based payment transactions, including the accounting for income taxes related to those transactions and forfeitures. The standard requires recognizing excess tax benefits and deficiencies on share-based awards in the tax provision, instead of in equity. Also, the standard requires these amounts to be classified as an operating activity, and shares withheld to satisfy employee taxes to be classified as a financing activity in the statement of cash flows, rather than as financing and operating activities, respectively. The standard was effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period, with early adoption permitted. The Company elected to early adopt the standard in fiscal year 2016. The impact of the early adoption resulted in the following:

•	The Company recorded a tax benefit of $1.7 million within income tax expense related to the excess tax benefits of the settlement or vesting of time-based restricted stock or time-based restricted stock units and performance-based restricted stock or performance-based restricted stock units. The Company applied this guidance prospectively as of January 1, 2016 and, accordingly, data for the year ended December 31, 2015 was not adjusted. Prior to adoption this amount would have been recorded as an increase in additional paid-in capital. Going forward, this change could create volatility in the Company’s effective tax rate.

•	The Company elected to change its policy on accounting for forfeitures and recognize forfeitures as they occur. The Company applied this guidance on a modified retrospective transition method. The Company determined that the cumulative effect of applying the guidance under the modified retrospective transition method was not material to its Consolidated Financial Statements

•	Excess tax benefits are now reported as an operating activity in the Company’s Consolidated Statements of Cash Flows, rather than as a financing activity as was previously reported. As the Company applied this guidance prospectively as of January 1, 2016, excess tax benefits for the year ended December 31, 2015 were not adjusted and continue to be reported in financing activities in the Consolidated Statements of Cash Flows.

•	The standard requires the presentation of employee taxes as a financing activity in the Consolidated Statements of Cash Flows. This provision did not impact the Company’s Consolidated Financial Statements as the Company currently presents employee taxes as a financing activity in its Consolidated Statements of Cash Flows.

The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for 2016, which did not materially increase the diluted weighted average common shares outstanding.

New Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, the new standard). The new standard provides a single, comprehensive model for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The new standard requires an entity to recognize revenue when it satisfies a performance obligation at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of goods or services to a customer. The Company will to adopt the new standard in the first quarter of fiscal 2018. The Company intends to use the retrospective application to each reporting period presented, with the option to elect certain practical expedients as defined in the new standard. The Company has completed its evaluation of its Trex Residential segment and determined that adoption of the new standard will not have a significant impact on that segment. The Company continues to evaluate the impacts of adoption on its Trex Commercial segment, which was acquired on July 31, 2017. The Company expects expanded financial statement note disclosure. The Company expects expanded financial statement note disclosure.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance is to be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on the effective date and does not believe adoption will have a material impact on its financial condition or results of operations.

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

3.	ACQUISITION

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility, which was fully paid on August 17, 2017, to acquire the assets. The acquired business designs, engineers and markets modular architectural railing systems and solutions for the commercial and multifamily markets, and provides staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. As a result of the purchase, the Company gained access to growing commercial markets, expanded its custom design and engineering capabilities, and added the contract architect and specifier communities as new channels for its products.

The acquisition was accounted for using the acquisition method of accounting under U.S. Generally Accepted Accounting Principles, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The Company’s consolidated results of operations for the year ended December 31, 2017 include the operating results of the acquired business from the date of acquisition through year end. The Company’s consolidated balance sheet at December 31, 2017 includes the acquired assets and any liabilities assumed.

Based on the Company’s preliminary valuation, a total estimated consideration of $71.8 million has been allocated on to the assets acquired and liabilities assumed, as follows (in thousands). During the fourth quarter, a final determination of the purchase price and the final valuation report were completed upon the final determination of working capital at closing. No adjustments were made to the fair values of assets acquired and liabilities assumed as a result:

Accounts receivable, net	$8,357
Contract retainage	1,948
Inventories, net	2,344
Prepaid expenses and other assets	1,223
Revenues in excess of billings	3,463
Fixed assets, net	1,264
Intangible assets	4,900
Goodwill	57,938
Accounts payable	(3,990)
Accrued liabilities and other expenses	(2,329)
Billings in excess of revenues	(1,752)
Customer Deposits	(1,562)

Total consideration	$71,804

Goodwill of $57.9 million is primarily attributable to the potential opportunity for the Company to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, an increase in the range of products the Company may offer its core customers, and intangible assets that do not qualify for separable or legal criterion, such as an assembled workforce. The amount of goodwill that was amortized and deductible for tax purposes in 2017 was $1.6 million. All of the goodwill was recorded to the Trex Commercial Products reportable segment. The fair value attributed to intangible assets, which consists of production backlog and trade names and trademarks, is being amortized straight line over 12 months and is based on the estimated economics of the assets. The fair value attributed to the intangible assets acquired and goodwill was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.

From July 31, 2017, through December 31, 2017, Trex Commercial Products generated $21.8 million in net sales and incurred a net loss of $2.3 million, and which included $0.5 million of acquisition-related expenses during the year ended December 31, 2017, which are included in selling, general and administrative expense.

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

	Year Ended December 31
	2017	2016	2017	2016
	Actual		Pro Forma
Net sales	$565,153	$479,616	$597,288	$534,618
Net income	$95,128	$67,847	$96,608	$68,344
Basic earnings per common share	$3.24	$2.31	$3.29	$2.33
Diluted earnings per common share	$3.22	$2.29	$3.27	$2.31

Significant pro forma adjustments included in the above pro forma information include an adjustment to amortization expense for the intangible assets acquired, elimination of transaction costs related to the acquisition as such costs are considered to be non-recurring in nature, an adjustment to compensation expense related to restricted stock units granted in connection with the acquisition, the income tax effects of the adjustments based on a blended statutory rate of 38.0%.

4.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2017	2016
Finished goods	$32,986	$29,686
Raw materials	19,432	20,231

Total FIFO (first-in, first out) inventories	52,418	49,917
Reserve to adjust inventories to LIFO value	(20,070)	(21,371)

Total LIFO inventories	$32,348	$28,546

Inventory related to the Company’s wood-alternative decking and railing products is stated at the lower of LIFO cost or net realizable value. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2017 and 2016.

Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31 consist of $2.2 million of raw materials. The Company utilizes the FIFO method of accounting related to its commercial railing and staging products.

5.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2017	2016
Prepaid expenses	$7,494	$6,209
Contract retainage	1,449	—
Revenues in excess of billings	4,841	—
Income tax receivable	2,230	4,024
Other	864	167

Total prepaid expenses and other assets	$16,878	$10,400

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the activity related to the carrying amount of goodwill during the year ended December 31, 2017 (in thousands):

2017
Beginning balance, January 1	$10,523
Goodwill recognized from acquisition of SC Company	57,938

Ending balance, December 31	$68,461

The following table reports the carrying amount of goodwill by reportable segment as of December 31, 2017 (in thousands):

2017
Trex Residential Products	$14,216
Trex Commercial Products	54,245

Ending Balance, December 31	$68,461

Intangible assets acquired from SC Company on July 31, 2017 consist of the following at December 31, 2017:

	Net Carrying Amount	Amortization Period
	(in thousands)	(in months)
Intangible assets:
Customer backlog	$4,000	12
Trade names and trademarks	900	12

Total intangible assets	4,900

Accumulated amortization:
Customer backlog	(1,666)
Trade name	(376)

Total accumulated amortization	(2,042)

Intantible assets, net	$2,858

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line bases, which approximates the pattern in which the economic benefits are expected to be received. Amortization expense for the year ended December 31, 2017 was $2.0 million.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2017	2016
Building and improvements	$49,403	$47,859
Machinery and equipment	228,107	223,450
Furniture and fixtures	1,620	2,710
Forklifts and tractors	9,799	10,167
Computer equipment	9,680	10,481
Construction in process	5,954	4,172
Land	11,417	11,417

Total property, plant and equipment	315,980	310,256
Accumulated depreciation	(212,870)	(206,970)

Total property, plant and equipment, net	$103,110	$103,286

The Company had construction in process as of December 31, 2017 of approximately $5.9 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2018.

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 totaled $14.7 million, $14.2 million, and $14.3 million, respectively.

In January 2016, the Company sold a portion of the Olive Branch facility that contained the buildings for $4.2 million and recognized a $0.1 million gain on sale, which is reported in “Selling, general and administrative expenses” in the Consolidated Statements of Comprehensive Income. As of December 31, 2017, the Company continues to own approximately 62 acres of undeveloped land that is reported in “Property, plant and equipment, net” in the Consolidated Balance Sheet.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2017	2016
Sales and marketing costs	$21,964	$16,707
Compensation and benefits	14,818	13,298
Manufacturing costs	1,979	1,799
Billings in excess of revenues	1,842	—
Customer deposits	1,230	—
Rent obligations	779	632
Other	3,654	2,257

Total accrued expenses	$46,266	$34,693

9.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2017 and 2016, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2017, was $200 million.

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

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on its ability to generate sufficient cash flows from operations. To remain in compliance with financial covenants, the Company is required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The material financial covenants and restrictions do not permit the Company’s fixed charge coverage ratio to be less than 1.5 to 1.0 and do not permit the Company’s consolidated debt to consolidated EBITDA ratio to exceed 3.0 to 1.0, measured as of the end of each fiscal quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date). The Company was in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2017. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities at December 31, 2017 and 2016.

11.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income	$95,128	$67,847	$48,098

Denominator:
Basic weighted average shares outstanding	29,392,559	29,394,559	31,350,542
Effect of dilutive securities:
SARS	99,321	125,119	197,299
Restricted stock	83,580	92,991	134,668

Diluted weighted average shares outstanding	29,575,460	29,612,669	31,682,509

Basic earnings per share	$3.24	$2.31	$1.53

Diluted earnings per share	$3.22	$2.29	$1.52

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2017	2016	2015
Restricted stock	83	12	501
Stock appreciation rights	10,617	4,631	5,828

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

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 2.9 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has made no repurchases under the February 2018 Stock Repurchase Program.

12.	STOCK-BASED COMPENSATION

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

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is probable to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Year Ended December 31,
	2017	2016	2015
Time-based restricted stock and time-based restricted stock units	$1,992	$2,281	$2,704
Performance-based restricted stock and performance-based restricted stock units	2,805	2,210	1,562
Stock appreciation rights	251	184	525
Employee stock purchase plan	139	113	70

Total stock-based compensation	$5,187	$4,788	$4,861

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock and Time-Based Restricted Stock Units

The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2017, 2016 and 2015 was $5.5 million, $1.7 million, and $9.8 million, respectively. At December 31, 2017, there was $2.1 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.8 years.

Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2014	329,562	$18.89
Granted	57,598	$43.81
Vested	(230,704)	$42.37
Forfeited	(48,549)	$20.20

Nonvested at December 31, 2015	107,907	$29.43
Granted	57,874	$37.64
Vested	(43,848)	$42.34
Forfeited	(133)	$43.89

Nonvested at December 31, 2016	121,800	$31.59
Granted	36,201	$72.54
Vested	(81,186)	$28.90
Forfeited	(256)	$37.36

Nonvested at December 31, 2017	76,559	$53.79

Performance-based Restricted Stock and Performance-Based Restricted Stock Units

The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2017, 2016, and 2015 there was $1.8 million, $1.2 million, and $0.6 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.9 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2014	42,676	$33.72
Granted	34,638	$43.89
Vested	(35,679)	$41.91
Forfeited	(12,538)	$38.12

Nonvested at December 31, 2015	29,097	$39.38
Granted	44,925	$35.83
Vested	(14,949)	$35.71
Forfeited	(657)	$33.72

Nonvested at December 31, 2016	58,416	$36.63
Granted	43,307	$57.54
Vested	(43,394)	$37.27
Forfeited	—	$—

Nonvested at December 31, 2017	58,329	$51.69

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

As of December 31, 2017, there was $0.3 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. There were no SARs issued in the year ended December 31, 2016. For SARs issued in the years ended December 31, 2017 and 2015, respectively, the assumptions shown in the following table were used:

	December 31,
	2017	2015
Dividend yield	0%	0%
Average risk-free interest rate	2.0%	1.6%
Expected term (years)	5	5
Expected volatility	42.3%	42.9%

Dividend Yield. The Company has never paid cash dividends on its common stock.

Average Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2017 and 2015 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The

Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

The Company recognizes forfeitures as they occur.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2017 and 2015 was $27.97 and $16.26, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2017
Outstanding at December 31, 2014	515,830	$13.98
Granted	15,585	$41.19
Exercised	(263,626)	$13.86
Canceled	(5,712)	$21.94

Outstanding at December 31, 2015	262,077	$13.13
Granted	—	$—
Exercised	(124,352)	$11.09
Canceled	—	$—

Outstanding at December 31, 2016	137,725	$19.57
Granted	18,739	$70.75
Exercised	(17,406)	$16.13
Canceled	—	$—

Outstanding at December 31, 2017	139,058	$26.89	5.3	$11,333,033
Vested at December 31, 2017	139,058	$26.89	5.3	$11,333,033
Exercisable at December 31, 2017	115,191	$19.12	4.6	$10,282,908

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 600,000. Through December 31, 2017, employees had purchased approximately 429,073 shares under the plan.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The options are generally forfeitable upon termination of a holder’s service as an employee or director, unless the individual’s service is terminated due to retirement, death or permanent disability. The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award. All outstanding options were exercised during fiscal 2015 and there were no stock options outstanding at December 31, 2017 and 2016.

13.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2017 were as follows (in thousands):

Year Ending December 31,
2018	$10,626
2019	9,344
2020	7,223
2021	6,716
2022	4,843
Thereafter	14,046

Total minimum lease payments	$52,798

For the years ended December 31, 2017, 2016 and 2015, the Company recognized rental expenses of approximately $9.1 million, $9.9 million, and $7.7 million, respectively.

14.	EMPLOYEE BENEFIT PLANS

The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements. The plans cover substantially all of the Company’s full-time employees. One of the plans provides for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The other plan provides for the Company to match $0.25 for every $1.00 contributed by an employee to the plan up to 6% of compensation.

The Company’s contributions to the plans totaled $3.0 million, $2.5 million, and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

15.	INCOME TAXES

Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax provision:
Federal	$41,177	$26,752	$25,105
State	5,420	2,798	2,560

	46,597	29,550	27,665

Deferred income tax provision:
Federal	1,177	5,217	987
State	(983)	216	37

	194	5,433	1,024

Total income tax provision	$46,791	$34,983	$28,689

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S. Federal statutory taxes	$49,671	$35,990	$26,876
State and local taxes, net of U.S. Federal benefit	5,110	3,747	2,806
Permanent items	576	396	1,308
Excess tax benefits from vesting or settlement of stock compensation awards	(1,454)	(1,749)	—
Domestic production activities deduction	(4,376)	(2,740)	(2,262)
Federal credits	(534)	(488)	(328)
Other	(2,202)	(173)	289

Total income tax provision	$46,791	$34,983	$28,689

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating losses	$123	$93
Residential product warranty reserve	8,876	14,510
Stock-based compensation	1,823	2,186
Accruals not currently deductible and other	1,838	2,261
Inventories	3,783	5,785
State tax credit carryforwards	3,619	4,020

Gross deferred tax assets, before valuation allowance	20,062	28,855
Valuation allowance	(3,096)	(4,061)

Gross deferred tax assets, after valuation allowance	16,966	24,794

Deferred tax liabilities:
Depreciation and other	(18,055)	(25,688)

Gross deferred tax liabilities	(18,055)	(25,688)

Net deferred tax (liability) asset	$(1,089)	$(894)

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

The Company has recognized the tax effects of the Tax Cuts and Jobs Act (Act) in its consolidated financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets and deferred tax liabilities that existed as of the enactment date and that are expected to reverse after the Act’s effective date of January 1, 2018 have been adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets and deferred tax liabilities resulted in a tax benefit of $1.9 million for the year ended December 31, 2017, which is included in “Other” in the above tax rate reconciliation. We continue to analyze certain aspects of the Act and refine our calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As of December 31, 2017, the Company had a valuation allowance of $3.1 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

In 2016, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” and, accordingly, recognizes excess tax benefits for stock-based awards within income tax expense when realized. The Company applied the guidance in the new standard prospectively as of January 1, 2016. Excess tax benefits for the year ended December 31, 2015 are recorded in additional paid-in-capital. The Company realized $1.5 million and $1.7 million of excess tax benefits during 2017 and 2016, respectively.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2017, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2017, Federal tax years 2013 through 2016 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

16.	SEGMENT INFORMATION

Prior to July 31, 2017, the Company operated in one reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two reportable segments:

•	Trex Residential Products manufactures wood-alternative decking and railing and related products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential Products net sales were $543.3 million, $479.6 million, and $440.8 million, in the years ended December 31, 2017, 2016, and 2015, respectively.

•	Trex Commercial Products designs, engineers, and markets modular and architectural railing systems and solutions for the commercial and multifamily markets, and staging, acoustical and seating systems for commercial markets, including sports stadiums and performing arts venues. The segment’s products are sold through architects, specifiers, contractors, and others doing business within the segment’s commercial market. Trex Commercial Products net sales were $21.8 million from the date of acquisition through December 31, 2017.

The Company’s operating segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial operations. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the year ended December 31, 2017, includes data for Trex Residential Products for the year ended December 31, 2017, and data for Trex Commercial Products from the date of the acquisition of SC Company through December 31, 2017 (in thousands):

	Year ended December 31, 2017
	Residential	Commercial	Total
Net sales	$543,346	$21,807	$565,153
Net income (loss)	$97,412	$(2,284)	$95,128
EBITDA	$160,382	$(1,272)	$159,110
Depreciation and amortization	$14,598	$2,132	$16,730
Income tax expense (benefit)	$47,911	$(1,120)	$46,791
Capital expenditures	$14,989	$51	$15,040
Total assets	$247,817	$78,410	$326,227

Reconciliation of net income to EBITDA:

	Year Ended December 31, 2017
	Residential	Commercial	Total
Net income (loss)	$97,412	$(2,284)	$95,128
Interest	461	—	461
Taxes	47,911	(1,120)	46,791
Depreciation and amortization	14,598	2,132	16,730

EBITDA	$160,382	$(1,272)	$159,110

17.	SEASONALITY

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2017, the Company purchased substantially all of its reclaimed wood fiber requirements under purchase orders which do not involve long-term supply commitments. All of the Company’s scrap polyethylene, aluminum and stainless steel purchases are under short-term supply contracts that may average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2017, the Company has purchase commitments under material supply contracts of $47.2 million, $9.5 million, and $5.9 million for the years ending December 31, 2018, 2019, and 2020, respectively.

Product Warranty

The Company warrants that its residential products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use, excluding Trex Signature™ Railing, which has a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.

The Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the year ended December 31, 2017 was lower than claims received in the year ended December 31, 2016, and consistent with the Company’s expectations for 2017. Also, the average settlement cost per claim experienced in the year ended December 31, 2017 was lower than the average settlement cost per claim experienced during the year ended December 31, 2016 and consistent with the Company’s expectation for 2017. Based on the facts and circumstances at December 31, 2017, the Company believes its reserve is sufficient to cover future surface flaking obligations. The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.8 million change in the surface flaking warranty reserve.

The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2017
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$33,847	$3,845	$37,692
Provisions and changes in estimates	—	4,268	4,268
Settlements made during the period	(5,689)	(1,272)	(6,961)

Ending balance, December 31	$28,158	$6,841	$34,999

	Year Ended December 31, 2016
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$29,673	$3,849	$33,522
Provisions and changes in estimates	9,835	1,017	10,852
Settlements made during the period	(5,661)	(1,021)	(6,682)

Ending balance, December 31	$33,847	$3,845	$37,692

19.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In thousands, except share and per share data)
Net sales	$122,212	$140,194	$157,941	$144,806	$95,322	$106,168	$146,450	$131,676
Gross profit	$50,906	$55,284	$72,014	$65,169	$38,113	$29,945	$61,410	$57,627
Net income	$18,299	$20,098	$28,782	$27,949	$12,629	$7,787	$23,725	$23,706
Basic net income per share	$0.62	$0.68	$0.98	$0.95	$0.43	$0.27	$0.81	$0.80
Basic weighted average common shares outstanding	29,412,848	29,404,049	29,389,458	29,363,210	29,318,915	29,295,284	29,264,362	29,697,722
Diluted net income per share	$0.62	$0.68	$0.97	$0.95	$0.43	$0.26	$0.80	$0.79
Diluted weighted average common shares outstanding	29,611,129	29,578,216	29,550,418	29,561,406	29,543,842	29,516,718	29,477,870	29,910,292

The Company’s operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for Trex products to a later period.

The Tax Cuts and Jobs Act (Act) was enacted on December 22, 2017. Accordingly, the Company has recognized the tax effects of the Act in its consolidated financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that are expected to reverse after the Act’s effective date of January 1, 2018 have been adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets and deferred tax liabilities resulted in a tax benefit of $1.9 million for the year ended December 31, 2017.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2017:
Residential product warranty reserve	$37,692	$4,268	$(6,961)	$34,999

Income tax valuation allowance	$4,061	$—	$(965)	$3,096

Year ended December 31, 2016:
Residential product warranty reserve	$33,522	$10,852	$(6,682)	$37,692

Income tax valuation allowance	$4,582	$—	$(521)	$4,061

Year ended December 31, 2015:
Residential product warranty reserve	$33,841	$8,515	$(8,834)	$33,522

Income tax valuation allowance	$4,465	$117	$—	$4,582

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 21, 2018	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 21, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ JAMES E. CLINE James E. Cline	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ FRANK H. MERLOTTI, JR. Frank H. Merlotti, Jr.	Director

/S/ RICHARD E. POSEY Richard E. Posey	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.3	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.4	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.5	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.6	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.7	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.8	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.9	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Agreement. Filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Agreement. Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.9	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.10	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.11	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.12	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference. **

10.13	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.14	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description
10.15	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.16	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

10.20	Deed of Lease, dated June 15, 2000, between Trex Company, LLC and Space, LLC. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.

10.21	Amendment, dated February 22, 2010, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.

10.22	Amendment, dated November 2, 2016, of Deed of Lease dated as of June 15, 2000, between Trex Company, Inc., as successor by merger to Trex Company, LLC, and TC.V.LLC, as successor to Space, LLC. Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.