Form 10-Q
period 2018-03-31
TREX CO INC
filed 2018-05-07
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 23, 2018 was 29,433,245 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$171,207	$144,806
Cost of sales	94,494	79,637

Gross profit	76,713	65,169
Selling, general and administrative expenses	28,959	23,269

Income from operations	47,754	41,900
Interest expense, net	229	204

Income before income taxes	47,525	41,696
Provision for income taxes	10,415	13,747

Net income	$37,110	$27,949

Basic earnings per common share	$1.26	$0.95

Basic weighted average common shares outstanding	29,427,578	29,363,210

Diluted earnings per common share	$1.25	$0.95

Diluted weighted average common shares outstanding	29,599,811	29,561,406

Comprehensive income	$37,110	$27,949

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March, 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,699	$30,514
Accounts receivable, net	206,525	66,882
Inventories	42,453	34,524
Prepaid expenses and other assets	15,610	16,878

Total current assets	267,287	148,798
Property, plant and equipment, net	105,035	103,110
Goodwill and other intangibles	70,094	71,319
Other assets	2,968	3,000

Total assets	$445,384	$326,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,723	$9,953
Accrued expenses and other liabilities	37,032	46,266
Accrued warranty	6,290	6,290
Line of credit	84,500	—

Total current liabilities	151,545	62,509
Deferred income taxes	1,286	1,286
Non-current accrued warranty	28,285	28,709
Other long-term liabilities	2,410	2,473

Total liabilities	183,526	94,977

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 34,969,507 and 34,922,111 shares issued and 29,415,251 and 29,428,430 shares outstanding at March 31, 2018 and December 31, 2017, respectively	350	349
Additional paid-in capital	120,751	122,043
Retained earnings	319,480	282,370
Treasury stock, at cost, 5,543,703 and 5,493,681 shares at March 31, 2018 and December 31, 2017, respectively	(178,723)	(173,512)

Total stockholders’ equity	261,858	231,250

Total liabilities and stockholders’ equity	$445,384	$326,227

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$37,110	$27,949
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,765	3,764
Stock-based compensation	2,295	1,965
(Gain) loss on disposal of property, plant and equipment	(22)	258
Changes in operating assets and liabilities:
Accounts receivable	(139,643)	(123,249)
Inventories	(7,928)	(1,563)
Prepaid expenses and other assets	118	2,304
Accounts payable	13,770	2,876
Accrued expenses and other liabilities	(18,972)	(13,939)
Income taxes receivable/payable	10,399	13,191

Net cash used in operating activities	(98,108)	(86,444)

Investing Activities
Expenditures for property, plant and equipment	(5,435)	(4,312)
Proceeds from sales of property, plant and equipment	24	—

Net cash used in investing activities	(5,411)	(4,312)

Financing Activities
Borrowings under line of credit	92,500	93,000
Principal payments under line of credit	(8,000)	(16,000)
Repurchases of common stock	(8,993)	(3,244)
Proceeds from employee stock purchase and option plans	197	103

Net cash provided by financing activities	75,704	73,859

Net decrease in cash and cash equivalents	(27,815)	(16,897)
Cash and cash equivalents, beginning of period	30,514	18,664

Cash and cash equivalents, end of period	$2,699	$1,767

Supplemental Disclosure:
Cash paid for interest	$62	$64
Cash paid for income taxes, net	$(21)	$556

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience which are marketed under the brand name Trex®. The Company manufactures and distributes high-performance, low-maintenance wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to also become a market leader for the design, engineering and marketing of modular and architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 5. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. Subsequent to the acquisition, the Company operates in two reportable segments, Trex Residential Products and Trex Commercial Products.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X, and accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L, for all periods presented. The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows of the Company include the operations and cash flows of Trex Commercial Products, Inc., its wholly-owned subsidiary, for the three months ended March 31, 2018. The Company’s Condensed Consolidated Balance Sheet includes the assets and liabilities of Trex Commercial Products, Inc. for all periods presented. Trex Commercial Products, Inc. was formed to acquire certain assets and assume certain liabilities of SC Company on July 31, 2017.

The consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope Modification Accounting.” The guidance clarified when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value (or calculated intrinsic value, if those amounts are being used to measure the award under ASC 718), the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance was effective prospectively for annual periods beginning on or after December 15, 2017. Adoption of the new standard did not have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, Topic 606). The Company adopted Topic 606 on January 1, 2018 and applied Topic 606 under the full retrospective method. The Company determined the appropriate revenue recognition for its contracts with customers by analyzing the type, terms and conditions of its contracts with its customers. The Company has consistently applied the accounting policies to all periods presented in these Condensed Consolidated Financial Statements. Adoption of Topic 606 did not have an impact on the Company’s financial condition or results of operations other than increased disclosures. Refer to Note 13, “Revenue,” for a discussion of the Company’s accounting policy related to revenue from contracts with customers.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The guidance is intended to reduce diversity in practice across all industries in how certain transactions are classified in the statement of cash flows. The guidance was effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on January 1, 2020 and does not believe adoption will have a material impact on its financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued a subsequent amendment to the initial guidance in January 2018 within ASU No. 2018-01. The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting standards, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard in the first quarter of fiscal 2019 and is assessing the impact of adoption of the standard on its consolidated financial statements and related note disclosures. The Company has not made any decision on the option to elect adoption of the practical expedients.

5.	ACQUISITION

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility, which was fully paid on August 17, 2017, to acquire the assets. The acquired business designs, engineers and markets modular architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. As a result of the purchase, the Company gained access to growing commercial markets, expanded its custom design and engineering capabilities, and added the contract architect and specifier communities as new channels for its products.

The acquisition was accounted for using the acquisition method of accounting under accounting principles generally accepted in the United States, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in Accounting Standards Codification 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The Company’s Condensed Consolidated Statement of Comprehensive Income for the quarterly period ended March 31, 2018 includes the results of operations of Trex Commercial Products, Inc. The Company’s Condensed Consolidated Balance Sheets include the assets and liabilities of Trex Commercial Products, Inc. for all periods presented.

Total consideration of $71.8 million was allocated to the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable, net	$8,357
Contract retainage	1,948
Inventories, net	2,344
Prepaid expenses and other assets	1,223
Revenues in excess of billings	3,463
Fixed assets, net	1,264
Intangible assets	4,900
Goodwill	57,938
Accounts payable	(3,990)
Accrued liabilities and other expenses	(2,329)
Billings in excess of revenues	(1,752)
Customer Deposits	(1,562)

Total estimated consideration	$71,804

Goodwill of $57.9 million is primarily attributable to the potential opportunity for the Company to offer full service railing systems in the growing commercial and multi-family market, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, an increase in the range of products the Company may offer its core customers, and intangible assets that do not qualify for separable or legal criterion, such as an assembled workforce. The amount of goodwill that is expected to be amortized and deductible for tax purposes in 2018 is $3.9 million. All of the goodwill was recorded to the Trex Commercial Products reportable segment. The fair value attributed to intangible assets, which consists of production backlog and trade names and trademarks, is being amortized straight line over 12 months and is based on the estimated economics of the assets. The fair value attributed to the intangible assets acquired and goodwill was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.

During the three months ended March 31, 2018, Trex Commercial Products, Inc. generated $16.0 million of revenue and incurred a net loss of $0.5 million.

The following pro forma results of Trex Company, Inc. are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the acquisition occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended March 31, 2017
	Actual	Pro Forma
Net sales	$144,806	$158,422
Net income	$27,949	$27,523
Basic earnings per common share	$0.95	$0.94
Diluted earnings per common share	$0.95	$0.93

Significant pro forma adjustments included in the above pro forma information include an adjustment to amortization expense for the intangible assets acquired, elimination of transaction costs related to the acquisition as such costs are considered to be non-recurring in nature, an adjustment to compensation expense related to restricted stock units granted in connection with the acquisition, and the income tax effects of the adjustments.

6.	INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$39,788	$32,986
Raw materials	20,801	19,432

Total FIFO (first-in, first-out) inventories	60,589	52,418
Reserve to adjust inventories to LIFO value	(20,070)	(20,070)

Total LIFO inventories	$40,519	$32,348

The Company utilizes the LIFO method of accounting related to its wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2018 or 2017.

Inventories valued at lower of cost (FIFO method) and net realizable value consist of $1.9 million and $2.2 million of raw materials at March 31, 2018 and December 31, 2017, respectively. The Company utilizes the FIFO method of accounting related to Trex Commercial Products, Inc.

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Prepaid expenses	$5,582	$7,494
Revenues in excess of billings	5,873	4,841
Contract retainage	2,185	1,449
Income tax receivable	1,080	2,230
Other	890	864

Total prepaid expenses and other assets	$15,610	$16,878

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

Intangible assets:	March 31, 2018	December 31, 2017
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900

Total intangible assets	4,900	4,900

Accumulated amortization:
Customer backlog	(2,667)	(1,666)
Trade name	(600)	(376)

Total accumulated amortization	(3,267)	(2,042)

Intantible assets, net	$1,633	$2,858

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 12 months, which approximates the pattern in which the economic benefits are expected to be received. Intangible asset amortization expense for the quarterly period ended March 31, 2018 was $1.2 million.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Sales and marketing	$13,851	$21,964
Income taxes	9,250	—
Compensation and benefits	5,104	14,818
Manufacturing costs	1,628	1,979
Customer deposits	1,515	1,230
Billings in excess of revenues	984	1,842
Rent obligations	675	779
Other	4,025	3,654

Total accrued expenses and other liabilities	$37,032	$46,266

10.	DEBT

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

The Company had $84.5 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $165.5 million at March 31, 2018.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2018, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

11.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

12.	STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income available to common shareholders	$37,110	$27,949

Denominator:
Basic weighted average shares outstanding	29,427,578	29,363,210
Effect of dilutive securities:
Stock appreciation rights and options	97,028	100,585
Restricted stock	75,205	97,611

Diluted weighted average shares outstanding	29,599,811	29,561,406

Basic earnings per share	$1.26	$0.95

Diluted earnings per share	$1.25	$0.95

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Stock appreciation rights	5,433	8,170

Stock Repurchase Programs

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 2.9 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 50,022 shares of the Company’s outstanding common stock under the February 2018 Stock Repurchase Program.

Amendment of Restated Certificate of Incorporation

The Company’s Board of Directors unanimously approved an amendment to the Company’s Restated Certificate of Incorporation (Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Amendment, effective as of May 2, 2018. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Amendment was filed with the Delaware Secretary of State on May 2, 2018.

Stock Split

Following the annual meeting of stockholders on May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split will be in the form of a stock dividend to be distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018.

13.	REVENUE

Topic 606 provides a single, comprehensive model for revenue recognition arising from contracts with customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the Company satisfies the performance obligation. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of the goods or services to a customer.

Trex Residential Products

Trex Residential Products principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential Products satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any amount offered under a sales incentive program. The Company recognizes an account receivable (contract asset) for the amount of revenue recognized as it has an unconditional right to consideration at the time of shipment and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers based on the payment terms applicable to each individual contract and the customer pays in accordance with the billing terms specified in the purchase order, which is less than one year. The related accounts receivables are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets.

Trex Residential Products may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, Trex Residential Products may offer a payment discount. It estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled.

Trex Residential Products pays commissions to certain employees. However, the sales commissions are not directly attributable to identifiable contracts, are discretionary in nature and are based on other factors not related to obtaining a contract, such as individual performance, profitability of the entity, annual sales targets, etc. These costs are included in selling, general and administrative expenses as incurred. Trex Residential Products does not grant contractual product return rights to customers other than pursuant to its assurance product warranty (see related disclosure on product warranties in Note 18, “Commitments and Contingencies”). Trex Residential Products accounts for all shipping and handling fees invoiced to the customer in net sales and the related costs in cost of sales.

Trex Commercial Products

Trex Commercial Products generates revenue from the manufacture and sale of its modular and architectural railing, staging, acoustical and seating systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial Products contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.

Trex Commercial Products satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the three months ended March 31, 2018, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements. In accordance with ASC 606-10-50-15, the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $47.5 million as of March 31, 2018. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 18 months.

The Company recognizes an account receivable (contract asset) for satisfied performance obligations as it has an unconditional right to consideration and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers on the accounts receivable based on the payment terms applicable to each individual contract and the customer pays in less than one year. Accounts receivables are included in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets.

In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material during the three months ended March 31, 2018.

Trex Commercial Products pays sales commissions that are directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission is one year or less then the Company recognizes the commission expense as incurred. Otherwise, the Company capitalizes the commission and amortizes it on a straight-line basis over the life of the contract. Trex Commercial Products does not grant contractual product return rights to customers other than pursuant to its assurance product warranty. All shipping and handling fees invoiced to the customer are included in net sales and the related costs are included in cost of sales. For the three months ended March 31, 2018, revenue is disaggregated in the following table by (1) market, (2) timing of revenue recognition, and (3) type of contract. The table also includes a reconciliation of the respective disaggregated revenue with the Company’s reportable segments (in thousands).

	Reportable Segment
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$155,200	$—	$155,200
Products transferred over time and fixed price contracts	—	16,007	16,007

	$155,200	$16,007	$171,207

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 6,420,000, and as of March 31 2018, the total number of shares available for future issuance are 2,626,664.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2018:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	12,708	$112.42
Performance-based restricted stock units (a)	39,511	$70.42
Stock appreciation rights	10,630	$112.42

(a)	Includes 14,851 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2018, and adjustments of 5,396, 13,583 and 5,681 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2015, 2016, and 2017, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2018 and 2017 the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Weighted-average fair value of grants	$44.17	$27.81
Dividend yield	0%	0%
Average risk-free interest rate	2.7%	2.0%
Expected term (years)	5	5
Expected volatility	40.4%	42.0%

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

	Three Months Ended March 31,
	2018	2017
Stock appreciation rights	$202	$167
Time-based restricted stock and restricted stock units	822	737
Performance-based restricted stock and restricted stock units	1,249	1,039
Employee stock purchase plan	33	22

Total stock-based compensation	$2,306	$1,965

Total unrecognized compensation cost related to unvested awards as of March 31, 2018 was $6.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 21.9% and 33.0%, respectively, which resulted in expense of $10.4 million and $13.7 million, respectively. The decrease of 11.1% in the effective tax rate was primarily due to the enactment on December 22, 2017 of tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), which lowered the Federal statutory rate to 21%. The Company has finalized its analysis of the Act, which did not give rise to new deferred tax amounts.

During the three months ended March 31, 2018 and 2017, the Company realized $1.7 million and $1.0 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2018, the Company maintains a valuation allowance of $2.8 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2018, for certain tax jurisdictions tax years 2014 through 2017 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION

Prior to July 31, 2017, the Company operated in one reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two reportable segments:

•	Trex Residential Products manufactures wood-alternative decking and railing and related products marketed under the brand name Trex®. The products are sold to its distributors and national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Net sales of Trex Residential Products were $155.2 million and $144.8 million in the three months ended March 31, 2018 and 2017, respectively.

•	Trex Commercial Products designs, engineers, and markets modular and architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The segment’s products are sold through architects, specifiers, contractors, and others doing business within the segment’s commercial and multi-family market. Net sales of Trex Commercial products were $16.0 million in the three months ended March 31, 2018.

The Company’s operating segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31, 2018, includes data for Trex Residential Products and Trex Commercial Product (in thousands):

	Three Months Ended March 31, 2018
	Residential	Commercial	Total
Net sales	$155,200	$16,007	$171,207
Net income (loss)	$37,580	$(470)	$37,110
EBITDA	$51,834	$653	$52,487
Depreciation and amortization	$3,453	$1,280	$4,733
Income tax expense (benefit)	$10,572	$(157)	$10,415
Capital expenditures	$5,043	$392	$5,435
Total assets	$366,400	$78,984	$445,384

Reconciliation of net income to EBITDA (in thousands):

	Three Months Ended March 31, 2018
	Residential	Commercial	Total
Net income (loss)	$37,580	$(470)	$37,110
Interest	229	—	229
Taxes	10,572	(157)	10,415
Depreciation and amortization	3,453	1,280	4,733

EBITDA	$51,834	$653	$52,487

17.	SEASONALITY

The operating results for Trex Residential Products have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential Products has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. In addition, the operating results for Trex Commercial Products are driven by the timing of individual projects, which may vary each quarterly period.

18.	COMMITMENTS AND CONTINGENCIES

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the three months ended March 31, 2018 was lower than claims received in the three months ended March 31, 2017, continuing the historical year-over-year decline in incoming claims, and consistent with the Company’s expectations. The average settlement cost per claim experienced in the three months ended March 31, 2018 was lower than the average settlement cost per claim experienced during the three months ended March 31, 2017 and consistent with the Company’s expectations for 2018. The Company believes its reserve at March 31, 2018 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.7 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,157	$6,842	$34,999
Provisions and changes in estimates	—	819	819
Settlements made during the period	(1,000)	(243)	(1,243)

Ending balance, March 31	$27,157	$7,418	$34,575

	Three Months Ended March 31, 2017
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$33,847	$3,846	$37,693
Provisions and changes in estimates	—	365	365
Settlements made during the period	(1,114)	(262)	(1,376)

Ending balance, March 31	$32,733	$3,949	$36,682

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; and cyber-attacks, security breaches or other security vulnerabilities.

OVERVIEW

Operations and Products: Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products and Trex Commercial Products.

Trex Residential Products is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and two national retailers who, in turn, sell primarily to the residential market.

Trex Residential Products offers the following products:

Decking

Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards.

Railing

Our railing products are Trex Transcend Railing, Trex Enhance® Railing, Trex Select Railing, and Trex Signature™ aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products. Trex Enhance Railing complements our Trex Enhance decking and is available in white, saddle, vintage lantern and black. Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature® aluminum railing is available in three colors and designed for consumers who want a sleek, contemporary look.

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

Trex Commercial Products is a leading national provider of custom-engineered railing systems and staging equipment. Trex Commercial Products designs and engineers custom solutions, which are prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, event production and rental markets. With a team of devoted engineers, and industry-leading reputation for quality and dedication to customer service, Trex Commercial Products are marketed to architects, specifiers, contractors, and building owners.

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

Highlights for the three months ended March 31, 2018:

•	Net sales of $171.2 million for the three months ended March 31, 2018, an increase of 18.2% over net sales of $144.8 million for the three months ended March 31, 2017.

•	Net income of $37.1 million for the three months ended March 31, 2018, or $1.25 per diluted share, an increase of 32.8% and 31.6%, respectively, compared to $27.9 million, or $0.95 per diluted share, for the same period in 2017.

•	Repurchase of 50,022 shares of our outstanding common stock under our February 2018 Stock Repurchase Program.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family market, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, include the accounts of Trex Commercial Products, Inc.

Net Sales. Net sales consist of sales and freight, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential Products operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers of our Trex Residential Products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial Products are driven by the timing of individual projects, which may vary each quarterly period.

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

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the three months ended March 31, 2018 was lower than the claims received in the three months ended March 31, 2017, continuing the historical year-over-year decline in incoming claims, and consistent with our expectations. The average settlement cost per claim experienced in the three months ended March 31, 2018 decreased compared to the average settlement cost per claim experienced during the three months ended March 31, 2017, and was consistent with expectations for 2018. We believe that our reserve at March 31, 2018 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2018	2017
Claims open, beginning of period	2,306	2,755
Claims received (1)	253	414
Claims resolved (2)	(521)	(502)

Claims open, end of period	2,038	2,667

Average cost per claim (3)	$2,747	$2,848

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

On July 31, 2017, Trex Commercial Products, Inc., our newly-formed, wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of SC Company for $71.8 million. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility to acquire the assets. The acquired business designs, engineers and markets modular architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. As a result of the purchase, we will gain access to growing commercial markets, expand our custom design and engineering capabilities, and add the contract architect and specifier communities as new channels for our products. Our Condensed Consolidated Balance Sheets include the assets acquired and any liabilities assumed. Our Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2018, includes the results of operations of the acquired business.

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2018 (2018 quarter) compared to the three months ended March 31, 2017 (2017 quarter).

Three Months Ended March 31, 2018 Compared To The Three Months Ended March 31, 2017

Net Sales

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Total net sales	$171,207	$144,806	$26,401	18.2%
Residential net sales	$155,200	$144,806	$10,394	7.2%
Commercial net sales	$16,007	$—	$16,007	N/A

The 18.2% increase in total net sales in the 2018 quarter compared to the 2017 quarter was due primarily to $10.6 million volume growth in our Trex branded decking and railing products. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The remaining increase resulted from net sales of $16.0 million from our recently acquired commercial products segment.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Cost of sales	$94,494	$79,637	$14,857	18.7%
% of total net sales	55.2%	55.0%
Gross profit	$76,713	$65,169	$11,544	17.7%
Gross margin	44.8%	45.0%

Gross profit as a percentage of net sales, gross margin, was relatively unchanged at 44.8% in the 2018 quarter from 45.0% in the 2017 quarter. Gross margin for the residential and commercial products totaled 47.6% and 17.7%, respectively. Residential gross margin improved by 260 basis points in the 2018 quarter over the same period in 2017. The 2018 quarter gross margin reflected sustained improvement through plant cost reduction initiatives, lower cost raw materials, and increased capacity utilization.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Selling, general and administrative expenses	$28,959	$23,269	$5,690	24.5%
% of total net sales	16.9%	16.1%

The $5.7 million increase in selling, general and administrative expenses in the 2018 quarter compared to the 2017 quarter resulted primarily from an increase in personnel related expenses of $4.5 million and an increase in amortization expense of $1.2 million related to the SC acquisition. As a percentage of net sales, total selling, general and administrative expenses increased marginally by 0.8% in the 2018 quarter compared to the 2017 quarter.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Provision for income taxes	$10,415	$13,747	$(3,332)	(24.2)%
Effective tax rate	21.90%	33.0%

The effective tax rate for the 2018 quarter decreased by 11.1% compared to the effective tax rate for the 2017 quarter primarily due to the effects of tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act, which lowered the Federal statutory rate to 21%. The effective tax rate for the 2018 quarter reflects the new Federal statutory tax rate of 21.0%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended March 31,
	2018 Residential	2018 Commercial	2018 Total	2017 Total
Net income (loss)	$37,580	$(470)	$37,110	$27,949
Interest	229	—	229	204
Income taxes	10,572	(157)	10,415	13,747
Depreciation and amortization	3,453	1,280	4,733	3,732

EBITDA	$51,834	$653	$52,487	$45,632

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Total EBITDA	$52,487	$45,632	$6,855	15.0%
Residential EBITDA	$51,834	$45,632	$6,202	13.6%
Commercial EBITDA	$653	$—	$653	N/A

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 15.0% to $52.5 million for the 2018 quarter compared to $45.6 million for the 2017 quarter. The improvement was driven by a $6.2 million increase in Residential EBITDA resulting primarily from higher net sales and the resulting gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At March 31, 2018, we had $2.7 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(98,108)	$(86,444)
Net cash used in investing activities	$(5,411)	$(4,312)
Net cash provided by financing activities	$75,704	$73,859

Net decrease in cash and cash equivalents	$(27,815)	$(16,897)

Operating Activities

Net cash used in operating activities was $98.1 million in the 2018 quarter compared to net cash used in operating activities of $86.4 million in the 2017 quarter. The $11.7 million net increase was primarily due to an increase in accounts receivable, inventory, and accrued expenses, related to increased net sales volume growth, offset by an increase in accounts payable and net income.

[1]	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

Investing Activities

Capital expenditures in the 2018 quarter were $5.4 million, consisting primarily of $4.0 million for general plant cost reduction initiatives. Capital expenditures in the 2017 quarter were $4.3 million primarily consisting of $2.6 million for general plant cost reduction initiatives and expenditures related to equipment and new product development.

Financing Activities

Net cash provided by financing activities was $75.7 million in the 2018 quarter compared to net cash provided by financing activities of $73.9 million in the 2017 quarter. The $1.8 million increase was primarily due to increased outstanding borrowings at quarter end offset by repurchases of our outstanding common stock under the February 2018 Stock Repurchase Program.

Amendment of Restated Certificate of Incorporation

The Company’s Board of Directors unanimously approved an amendment to the Company’s Restated Certificate of Incorporation (Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Amendment, effective as of May 2, 2018. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Amendment was filed with the Delaware Secretary of State on May 2, 2018.

Stock Split

Following the annual meeting of stockholders on May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split will be in the form of a stock dividend to be distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018.

Stock Repurchase Programs.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 2.9 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 50,022 shares of the Company’s outstanding common stock under the February 2018 Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At March 31, 2018, we had $84.5 million of outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $165.5 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2018, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. We currently estimate that our capital expenditures in 2018 will be $20 to $25 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, acquisitions which fit out long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our decking and residential railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at March 31, 2018 compared to inventory levels at March 31, 2017.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve.

In the 2018 three-month period and the 2017 three-month period we paid $1.0 million and $1.1 million, respectively, to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Seasonality. The operating results for Trex Residential Products have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential Products has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. In addition, the operating results for Trex Commercial Products are driven by the timing of individual projects, which may vary each quarterly period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In addition to the critical accounting policies included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, critical accounting policies and estimates also include the following:

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606). We determined the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of our contracts with our customers. Topic 606 provides a single, comprehensive model for revenue recognition arising from contracts with customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the Company satisfies the performance obligation. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of the goods or services to a customer. Adoption of Topic 606 did not have a material impact on the Company’s financial condition or results of operations. The following provides additional information about our contracts with customers.

Trex Residential Products

Trex Residential Products principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential Products satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

Trex Commercial Products

Trex Commercial Products generates revenue from the manufacture and sale of its modular and architectural railing systems, staging, acoustical and seating systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial Products contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.

Trex Commercial Products satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the three months ended March 31, 2018, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements and no impairment loss on any contract was recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2018.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. We have excluded Trex Commercial Products, Inc., our wholly-owned subsidiary which is included in our condensed consolidated financial statements, from our assessment of internal control over financial reporting as of March 31, 2018, because it was formed to acquire certain assets and assume certain liabilities of Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC in a business combination on July 31, 2017. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2018 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2018 – January 31, 2018	—	—	—	—
February 1, 2018 – February 28, 2018	40,609	$111.13	7,003	2,892,997
March 1, 2018 – March 31, 2018	43,019	$104.13	43,019	2,849,978

Quarter ended March 31, 2018	83,628		50,022

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)	On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 2.9 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). The February 2018 Stock Repurchase Program was publicly announced on February 21, 2018. All of the above purchases were made on the open market at prevailing market rates plus related expenses. During the three months ended March 31, 2018, the Company repurchased 50,022 shares under the February 2018 Stock Repurchase Program.

Item 5. Other Information

Retention Agreements

On May 2, 2018, the Company entered into Retention Agreements (Retention Agreements) with five (5) of the Company’s executive officers (collectively, Recipients, or individually, Recipient) pursuant to which the Company will award restricted stock units (RSUs) and cash payment awards to the Recipients, with the RSUs vesting and the cash payment being made only if certain retention conditions are met. The Recipients named in the Retention Agreements are: William R. Gupp, the Company’s Senior Vice President, General Counsel and Secretary; Jay T. Scripter, the Company’s Vice President, Operations; Bryan H. Fairbanks, the Company’s Vice President and Chief Financial Officer; Christopher P. Gerhard, the Company’s Vice President, Sales; and Adam D. Zambanini, the Company’s Vice President, Marketing.

The Retention Agreements for the Recipients are identical in form and provide that in the event the Recipient is actively employed by the Company on the date specified below, the RSUs will vest and the cash payment will be made to such Recipient:

Recipient	Retention Date
William R. Gupp	May 2, 2023
Jay T. Scripter	May 2, 2022
Bryan H. Fairbanks	November 2, 2021
Christopher P. Gerhard	May 2, 2021
Adam D. Zambanini	November 2, 2022

The aggregate value of the RSUs and the cash payment for each of the Recipients is two (2) times their current base salary and target cash incentive, with 50% of such amount being reflected in RSUs and 50% of such amount being reflected in a cash payment. The current value and number (based upon the closing market price of the stock on May 2, 2018) of RSUs that will vest, and the cash payment that will be paid, if the retention conditions are met, are as follows:

Recipient	Current Value of RSUs/ Number of RSUs	Cash Payment
William R. Gupp	$574,090/5,466	$574,090
Jay T. Scripter	$562,880/5,359	$562,880
Bryan H. Fairbanks	$494,720/4,710	$494,720
Christopher P. Gerhard	$436,800/4,159	$436,800
Adam D. Zambanini	$436,800/4,159	$436,800

The RSUs will be granted pursuant to the Trex Company, Inc. 2014 Stock Incentive Plan.

The Retention Agreements will provide that the RSUs shall vest, and the cash payment will be made, in the event of the death or disability of the Recipient, if the Company terminates the Recipient’s employment without “cause”, or if the Recipient resigns for “good reason,” prior to the Recipient achieving the applicable Retention Date. For this purpose, “cause” shall mean (i) Recipient’s willful or grossly negligent misconduct, or subversive, disruptive or insubordinate behavior, that is materially injurious to the Company; (ii) Recipient’s embezzlement or misappropriation of funds or property of the Company; (iii) Recipient’s conviction of a felony or the entrance of a plea of guilty or nolo contendere to a felony; (iv) Recipient’s conviction of any crime involving fraud, dishonesty, moral turpitude or breach of trust or the entrance of a plea of guilty or nolo contendere to such a crime; or (v) Recipient’s willful failure or refusal by Recipient to devote his full business time (other than on account of disability or approved leave) and attention to the performance of his duties and responsibilities if such breach has not been cured within 15 days after written notice thereof is given to the Recipient by the Board, and “good reason” shall mean (i) a material and adverse change in Recipient’s status or position(s) as an officer or management employee of the Company, including, without limitation, any adverse change in his status or position as an employee of the Company as a result of a material diminution in his duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to him of any duties or responsibilities which are materially inconsistent with such status or position(s) (other than any isolated and inadvertent failure by the Company that is cured promptly upon his giving notice), or any removal of Recipient from or any failure to reappoint or reelect him to such position(s) (except in connection with Recipient’s termination other than for good reason); (ii) a 10% or greater reduction in Recipient’s aggregate base salary and targeted bonus, other than any such reduction proportionately consistent with a general reduction of pay across the executive staff as a group, as an economic or strategic measure due to poor financial performance by the Company; (iii) the failure by the Company or any successor to continue in effect any material employee benefit plan (excluding any equity compensation plan) in which the Recipient is participating (or plans providing the Recipient with similar benefits that are not materially reduced in the aggregate) other than as a result of the normal expiration of any such plan in accordance with its terms; or the taking of any action, or the failure to act, by the Company or any successor which would adversely affect the Recipient’s continued participation in any of such plans on at least as favorable a basis to him or which would materially reduce his benefits under any of such plans, or (iv) Company’s requiring Recipient to be based at an office that is both more than 50 miles from where his office is located and further from his then current residence.

These Retention Agreements with the Recipients are designed to ensure continuity of the management team upon the eventual retirement of James E. Cline, the Company’s current Chief Executive Officer. The Board of Directors has implemented this retention plan reflecting their confidence in the senior management team’s ability to continue to provide outstanding results and encourage them to continue to focus on the current and future growth of the Company through the transition period.

The foregoing description of the Retention Agreements is qualified in its entirety by reference to the full text of the form of Retention Agreement, which is filed as Exhibit 10.2 hereto.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 2, 2018. Only holders of the Company’s common stock at the close of business on March 5, 2018 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 29,424,763 shares of common stock entitled to vote. A total of 27,190,466 shares of common stock (92.41%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on four proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 22, 2018. The final results for the votes regarding each proposal are set forth below.

Proposal 1: The Company’s stockholders elected two directors to the Board to serve for a three year term until the 2021 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Withhold	Broker Non-Votes
James E. Cline	23,180,766	859,287	3,150,413
Patricia B. Robinson	23,036,010	1,004,043	3,150,413

Proposal 2: The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 22, 2018. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
21,871,106	2,135,302	33,645	3,150,413

Proposal 3: The Company’s stockholders approved the Second Certificate of Amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock, $0.01 par value per share, from 80,000,000 to 120,000,000. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
23,344,565	3,768,822	77,079	—

Proposal 4: The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
26,643,542	490,479	56,445	—

Amendment of Restated Certificate of Incorporation

The Company’s Board of Directors unanimously approved an amendment to the Company’s Restated Certificate of Incorporation (Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Amendment, effective as of May 2, 2018. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Amendment was filed with the Delaware Secretary of State on May 2, 2018.

The foregoing description of certain terms and conditions in the Amendment is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.1 to this Form 10-Q, the First Amendment of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.2, and the Second Amendment of the Restated Certificate of Incorporation, which is filed as Exhibit 3.3, all of which are incorporated herein by reference in their entirety.

Stock Split

Following the annual meeting of stockholders on May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split will be in the form of a stock dividend to be distributed on June 18, 2018 to stockholders of record at the close of business on May 23, 2018. The financial statements presented in this Form 10-Q appropriately do not reflect the effects of the stock split.

Item 6. Exhibits

The number and description of the following exhibits coincide with Item 601 of Regulation S-K:

2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC, and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018. Filed herewith.

3.4	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan. Filed herewith. **

10.2	Form of Retention Agreement for Company Officers dated May 2, 2018. Filed herewith. **

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 7, 2018	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC, and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018. Filed herewith.

3.4	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

10.1	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan. Filed herewith. **

10.2	Form of Retention Agreement for Company Officers dated May 2, 2018. Filed herewith. **

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.