Form 10-Q
period 2018-06-30
TREX CO INC
filed 2018-07-30
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 19, 2018 was 58,726,643 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$206,692	$157,941	$377,899	$302,747
Cost of sales	115,577	85,927	210,071	165,563

Gross profit	91,115	72,014	167,828	137,184
Selling, general and administrative expenses	33,513	27,221	62,472	50,490

Income from operations	57,602	44,793	105,356	86,694
Interest expense, net	369	251	598	456

Income before income taxes	57,233	44,542	104,758	86,238
Provision for income taxes	14,413	15,760	24,828	29,506

Net income	$42,820	$28,782	$79,930	$56,732

Basic earnings per common share	$0.73	$0.49	$1.36	$0.97

Basic weighted average common shares outstanding	58,760,753	58,778,916	58,807,694	58,752,814

Diluted earnings per common share	$0.73	$0.49	$1.35	$0.96

Diluted weighted average common shares outstanding	59,051,413	59,100,836	59,125,258	59,111,970

Comprehensive income	$42,820	$28,782	$79,930	$56,732

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,901	$30,514
Accounts receivable, net	171,131	66,882
Inventories	36,188	34,524
Prepaid expenses and other assets	18,136	16,878

Total current assets	228,356	148,798
Property, plant and equipment, net	107,652	103,110
Goodwill and other intangibles	75,121	71,319
Other assets	3,316	3,000

Total assets	$414,445	$326,227

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,817	$9,953
Accrued expenses and other liabilities	46,101	46,266
Accrued warranty	6,290	6,290
Line of credit	8,500	—

Total current liabilities	85,708	62,509
Deferred income taxes	1,286	1,286
Non-current accrued warranty	27,482	28,709
Other long-term liabilities	1,970	2,473

Total liabilities	116,446	94,977

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 69,959,734 and 69,844,222 shares issued and 58,722,328 and 58,856,860 shares outstanding at June 30, 2018 and December 31, 2017, respectively	700	349
Additional paid-in capital	121,541	122,043
Retained earnings	362,299	282,370
Treasury stock, at cost, 11,237,406 and 10,987,362 shares at June 30, 2018 and December 31, 2017, respectively	(186,541)	(173,512)

Total stockholders’ equity	297,999	231,250

Total liabilities and stockholders’ equity	$414,445	$326,227

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$79,930	$56,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,363	7,513
Stock-based compensation	3,645	2,876
(Gain) loss on disposal of property, plant and equipment	(29)	1,343
Other non-cash adjustments	(406)	(405)
Changes in operating assets and liabilities:
Accounts receivable	(104,250)	(81,842)
Inventories	(1,664)	1,604
Prepaid expenses and other assets	(2,616)	3,701
Accounts payable	14,863	4,370
Accrued expenses and other liabilities	(5,705)	(5,680)
Income taxes receivable/payable	5,195	9,907

Net cash (used in) provided by operating activities	(1,674)	119

Investing Activities
Expenditures for property, plant and equipment and intangibles	(17,697)	(7,125)
Proceeds from sales of property, plant and equipment	83	—

Net cash used in investing activities	(17,614)	(7,125)

Financing Activities
Borrowings under line of credit	167,750	163,000
Principal payments under line of credit	(159,250)	(163,000)
Repurchases of common stock	(17,230)	(3,271)
Proceeds from employee stock purchase and option plans	405	189

Net cash used in financing activities	(8,325)	(3,082)

Net decrease in cash and cash equivalents	(27,613)	(10,088)
Cash and cash equivalents, beginning of period	30,514	18,664

Cash and cash equivalents, end of period	$2,901	$8,576

Supplemental Disclosure:
Cash paid for interest	$385	$364
Cash paid for income taxes, net	$19,618	$19,600

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience, which are marketed under the brand name Trex®. The Company manufactures and distributes high-performance, low-maintenance wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to also become a market leader for the design, engineering and marketing of modular and architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 5. Subsequent to the acquisition, the Company began operating in two reportable segments, Trex Residential Products and Trex Commercial Products. The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trex Wood-Polymer Espana, S.L. and Trex Commercial Products, Inc. The accounts of Trex Wood-Polymer Espana, S.L. are included in the condensed consolidated financial statements for all periods presented. The Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows of the Company include the operations and cash flows of Trex Commercial Products, Inc. for the three and six months ended June 30, 2018. The Company’s Condensed Consolidated Balance Sheet includes the assets and liabilities of Trex Commercial Products, Inc. for all periods presented.

The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.” The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets: if so, the set of transferred assets and activities is not a business. The guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Adoption of the new standard did not have a material impact on the Company’s financial condition or results of operations.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods or services. The ASU supersedes Subtopic 505-50, “Equity—Equity-Based Payment to Non-Employees.” Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The Company intends to adopt the guidance on January 1, 2019 and does not believe adoption will have a material impact on its financial condition or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued a subsequent amendment to the initial guidance in January 2018 within ASU No. 2018-01. The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting principles, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard must be adopted using the modified retrospective transition method and provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard in the first quarter of fiscal 2019 and has begun the process of assessing its lease population and the impact of adoption of the standard on its consolidated financial statements and related note disclosures. The Company has not made any decision on the option to elect adoption of the practical expedients.

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

The acquisition was accounted for using the acquisition method of accounting under accounting principles generally accepted in the United States, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in Accounting Standards Codification 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The Company’s Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018 includes the results of operations of Trex Commercial Products, Inc. The Company’s Condensed Consolidated Balance Sheets include the assets and liabilities of Trex Commercial Products, Inc. for all periods presented.

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

During the three and six months ended June 30, 2018 Trex Commercial Products, Inc. generated $17.4 million and $33.3 million of net sales, respectively, and $0.7 million and $0.2 million of net income, respectively.

The following pro forma results of Trex Company, Inc. are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The following unaudited pro forma results of operations assumes the acquisition occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Actual	Pro Forma	Actual	Pro Forma
Net sales	$157,941	$172,063	$302,747	$330,485
Net income	$28,782	$28,633	$56,732	$56,082
Basic earnings per common share	$0.49	$0.49	$0.97	$0.95
Diluted earnings per common share	$0.49	$0.48	$0.96	$0.95

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

6.	INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$33,006	$32,986
Raw materials	21,438	19,432

Total FIFO (first-in, first-out) inventories	54,444	52,418
Reserve to adjust inventories to LIFO value	(20,070)	(20,070)

Total LIFO inventories	$34,374	$32,348

The Company utilizes the LIFO method of accounting related to its wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2018 or 2017.

Inventories valued at lower of cost (FIFO method) and net realizable value consist of $1.8 million and $2.2 million consist of raw materials at June 30, 2018 and December 31, 2017, respectively. The Company utilizes the FIFO method of accounting related to its architectural railing, staging, acoustical and seating systems for the commercial and multi-family market.

7.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Revenues in excess of billings	$8,517	$4,841
Prepaid expenses	5,466	7,494
Contract retainage	2,502	1,449
Income tax receivable	845	2,230
Other	806	864

Total prepaid expenses and other assets	$18,136	$16,878

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

Intangible assets:	June 30, 2018	December 31, 2017
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900
Domain names	6,287	—

Total intangible assets	11,187	4,900

Accumulated amortization:
Customer backlog	(3,667)	(1,666)
Trade name and trademarks	(825)	(376)
Domain names	(75)	—

Total accumulated amortization	(4,567)	(2,042)

Intantible assets, net	$6,620	$2,858

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 12 months for customer backlog and trade names and trademarks and 15 years for domain names, which approximates the pattern in which the economic benefits are expected to be received. In May 2018, the Company purchased certain domain names for $6.3 million. We evaluate the recoverability of intangible assets periodically and consider events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2018 was $2.5 million. As of June 30, 2018, the Company had goodwill of $68.5 million.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Sales and marketing	$20,888	$21,964
Compensation and benefits	10,278	14,818
Income taxes	3,810	—
Customer deposits	2,100	1,230
Manufacturing costs	2,076	1,979
Billings in excess of revenues	1,213	1,842
Rent obligations	967	779
Other	4,769	3,654

Total accrued expenses and other liabilities	$46,101	$46,266

10.	DEBT

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

The Company had $8.5 million of outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $241.5 million at June 30, 2018.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of June 30, 2018, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

11.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

12.	STOCKHOLDERS’ EQUITY

Amendment of Restated Certificate of Incorporation

The Company’s Board of Directors unanimously approved an amendment to the Company’s Restated Certificate of Incorporation (Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Amendment, effective as of May 2, 2018. The Amendment increased the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Amendment was filed with the Delaware Secretary of State on May 2, 2018.

Stock Split

On May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$42,820	$28,782	$79,930	$56,732

Denominator:
Basic weighted average shares outstanding	58,760,753	58,778,916	58,807,694	58,752,814
Effect of dilutive securities:
Stock appreciation rights and options	173,571	197,626	183,814	199,398
Restricted stock	117,089	124,294	133,750	159,758

Diluted weighted average shares outstanding	59,051,413	59,100,836	59,125,258	59,111,970

Basic earnings per share	$0.73	$0.49	$1.36	$0.97

Diluted earnings per share	$0.73	$0.49	$1.35	$0.96

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock appreciation rights	21,260	32,680	16,063	24,510
Performance-based restricted stock units	854	—	427	—

Stock Repurchase Programs

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 5.92 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 250,044 shares of the Company’s outstanding common stock under the February 2018 Stock Repurchase Program.

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

Trex Residential Products

Trex Residential Products principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential Products satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

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

Trex Residential Products may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, using the most-likely-amount method of estimation based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, Trex Residential Products may offer a payment discount. It estimates the payment discount that it believes will be taken by the customer based on prior history and using the most-likely-amount method of estimation. The Company believes the most-likely-amount method best predicts the amount of consideration to which it will be entitled.

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

Trex Commercial Products satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the six months ended June 30, 2018, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements. In accordance with ASC 606-10-50-15, the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $42.0 million as of June 30, 2018. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 18 months.

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

In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities) on the Condensed Consolidated Balance Sheet. These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material as of and for the six months ended June 30, 2018.

Trex Commercial Products pays sales commissions that are directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission is one year or less then the Company recognizes the commission expense as incurred. Otherwise, the Company capitalizes the commission and amortizes it on a straight-line basis over the life of the contract. Trex Commercial Products does not grant contractual product return rights to customers other than pursuant to its assurance product warranty. All shipping and handling fees invoiced to the customer are included in net sales and the related costs are included in cost of sales. For the three and six months ended June 30, 2018, revenue is disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated revenue with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2018	Reportable Segment
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$189,201	$—	$189,201
Products transferred over time and fixed price contracts	—	17,491	17,491

	$189,201	$17,491	$206,692

Six Months Ended June 30, 2018	Reportable Segment
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$344,401	$—	$344,401
Products transferred over time and fixed price contracts	—	33,498	33,498

	$344,401	$33,498	$377,899

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of June 30, 2018, the total number of shares available for future issuance are 5,207,006.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2018:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	79,712	$53.69
Performance-based restricted stock units (a)	79,022	$35.21
Stock appreciation rights	21,260	$56.21

(a)

Includes 29,702 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2018, and adjustments of 10,792, 27,166 and 11,362 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2015, 2016, and 2017, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2018 and 2017 the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Weighted-average fair value of grants	$22.09	$13.91
Dividend yield	0%	0%
Average risk-free interest rate	2.7%	2.01%
Expected term (years)	5	5
Expected volatility	40.4%	42.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock appreciation rights	$56	$25	$259	$192
Time-based restricted stock and restricted stock units	578	403	1,400	1,139
Performance-based restricted stock and restricted stock units	666	468	1,919	1,507
Employee stock purchase plan	45	16	67	38

Total stock-based compensation	$1,345	$912	$3,645	$2,876

Total unrecognized compensation cost related to unvested awards as of June 30, 2018 was $8.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2018 and 2017 was 23.7% and 34.2%, respectively, which resulted in expense of $24.8 million and $29.5 million, respectively. The decrease of 10.5% in the effective tax rate was primarily due to the enactment on December 22, 2017 of tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), which lowered the Federal statutory rate to 21%. The Company has finalized its analysis of the Act, which did not give rise to new deferred tax amounts.

During the six months ended June 30, 2018 and 2017, the Company realized $2.0 million and $1.0 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2018, the Company maintains a valuation allowance of $2.8 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2018, for certain tax jurisdictions tax years 2014 through 2017 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION

Prior to July 31, 2017, the Company operated in one reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two reportable segments:

•

Trex Residential Products manufactures wood-alternative decking and residential railing and related products marketed under the brand name Trex®. The products are sold to its distributors and national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Net sales of Trex Residential Products were $344.4 million and $302.7 million in the six months ended June 30, 2018 and 2017, respectively.

•

Trex Commercial Products designs, engineers, and markets modular and architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The segment’s products are marketed to architects, specifiers, contractors, and others doing business within the segment’s commercial and multi-family market. Net sales of Trex Commercial products were $33.5 million in the six months ended June 30, 2018.

The Company’s operating segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three and six months ended June 30, 2018, includes data for Trex Residential Products and Trex Commercial Product (in thousands):

	Three Months Ended June 30, 2018
	Residential	Commercial	Total
Net sales	$189,201	$17,491	$206,692
Net income	$42,115	$705	$42,820
EBITDA	$59,939	$2,229	$62,168
Depreciation and amortization	$3,277	$1,289	$4,566
Income tax expense	$14,178	$235	$14,413
Capital expenditures	$11,825	$438	$12,263
Total assets	$334,289	$80,156	$414,445

Reconciliation of net income to EBITDA (in thousands):

	Three Months Ended June 30, 2018
	Residential	Commercial	Total
Net income	$42,115	$705	$42,820
Interest	369	—	369
Taxes	14,178	235	14,413
Depreciation and amortization	3,277	1,289	4,566

EBITDA	$59,939	$2,229	$62,168

	Six Months Ended June 30, 2018
	Residential	Commercial	Total
Net sales	$344,401	$33,498	$377,899
Net income	$79,694	$236	$79,930
EBITDA	$111,773	$2,882	$114,655
Depreciation and amortization	$6,731	$2,568	$9,299
Income tax expense	$24,750	$78	$24,828
Capital expenditures	$16,868	$829	$17,697
Total assets	$334,289	$80,156	$414,445

Reconciliation of net income to EBITDA (in thousands):

	Six Months Ended June 30, 2018
	Residential	Commercial	Total
Net income	$79,694	$236	$79,930
Interest	598	—	598
Taxes	24,750	78	24,828
Depreciation and amortization	6,731	2,568	9,299

EBITDA	$111,773	$2,882	$114,655

17.	SEASONALITY

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of claims received in the six months ended June 30, 2018 was lower than claims received in the six months ended June 30, 2017, continuing the historical year-over-year decline in incoming claims, and consistent with the Company’s expectations. The average settlement cost per claim experienced in the six months ended June 30, 2018 was lower than the average settlement cost per claim experienced during the six months ended June 30, 2017 and consistent with the Company’s expectations. The Company believes its reserve at June 30, 2018 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.6 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,157	$6,842	$34,999
Provisions and changes in estimates	—	1,567	1,567
Settlements made during the period	(2,287)	(506)	(2,793)

Ending balance, June 30	$25,870	$7,903	$33,773

	Six Months Ended June 30, 2017
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$33,847	$3,846	$37,693
Provisions and changes in estimates	—	2,186	2,186
Settlements made during the period	(2,683)	(536)	(3,219)

Ending balance, June 30	$31,164	$5,496	$36,660

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE: On May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; and cyber-attacks, security breaches or other security vulnerabilities; and the impact of upcoming data privacy laws and the General Data Protection Regulation and the related actual or potential costs and consequences.

OVERVIEW

Operations and Products: Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products and Trex Commercial Products. The Company is focused on using renewable resources within both our Residential and Commercial segments.

Trex Residential Products is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, residential railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and two national retailers who, in turn, sell primarily to the residential market. In addition to the reclaimed wood and recycled plastic composite blend used in our Residential decking products, approximately 80 percent of the aluminum used in our Residential line is from recycled sources.

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

Railing

Our residential railing products are Trex Transcend Railing, Trex Enhance® Railing, Trex Select Railing, and Trex Signature™ aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products. Trex Enhance Railing complements our Trex Enhance decking and is available in white, saddle, vintage lantern and black. Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature® aluminum railing is available in three colors and designed for consumers who want a sleek, contemporary look.

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

Trex Commercial Products is a leading national provider of custom-engineered railing systems and staging equipment. Trex Commercial Products designs and engineers custom solutions, which are prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, event production and rental markets. With a team of devoted engineers, and industry-leading reputation for quality and dedication to customer service, Trex Commercial Products are marketed to architects, specifiers, contractors, and building owners. In addition, approximately 75 percent of the aluminum and stainless steel used in the Commercial Products segment is from recycled sources.

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

Highlights for the three months ended June 30, 2018:

•	Increase in net sales of 30.9%, or $48.8 million, to $206.7 million for the three months ended June 30, 2018, over net sales of $157.9 million for the three months ended June 30, 2017.

•	Increase in net income to $42.8 million, or $0.73 per diluted share, for the three months ended June 30, 2018, compared to $28.8 million, or $0.49 per diluted share, for the same period in 2017.

•	A 2-for-1 stock split of our common stock in the form of a stock dividend distributed on June 18, 2018.

•	Repurchase of 150,000 shares of our outstanding common stock under our February 2018 Stock Repurchase Program, for a total of 250,044 shares repurchased under the program to date.

Business Acquisition. On July 31, 2017, through our newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and assumed certain liabilities of SC Company for $71.8 million. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family market, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017, the consolidated statements of comprehensive income for the three and six months ended June 30, 2018, and the condensed consolidated statement of cash flow for the six months ended June 30, 2018 include the accounts of Trex Commercial Products, Inc.

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

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw material costs, direct labor costs, manufacturing costs, subcontract costs and freight. Raw material costs generally include the costs to purchase and transport reclaimed wood fiber, reclaimed polyethylene, pigmentation for coloring our products, and commodities used in the production of railing and staging. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

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

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of claims received in the six months ended June 30, 2018 was lower than the claims received in the six months ended June 30, 2017, continuing the historical year-over-year decline in incoming claims, and consistent with our expectations. The average settlement cost per claim experienced in the six months ended June 30, 2018 decreased compared to the average settlement cost per claim experienced during the six months ended June 30, 2017, and was consistent with our expectations. We believe that our reserve at June 30, 2018 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2018	2017
Claims open, beginning of period	2,306	2,755
Claims received (1)	796	1,191
Claims resolved (2)	(871)	(1,271)

Claims open, end of period	2,231	2,675

Average cost per claim (3)	$2,663	$2,723

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

Selling, General and Administrative Expenses. The largest component of selling, general and administrative expenses is personnel related costs, which includes salaries, commissions, incentive compensation, and benefits of personnel engaged in sales and marketing, accounting, information technology, corporate operations, research and development, and other business functions. Another component of selling, general and administrative expenses is branding and other sales and marketing costs, which are used to build brand awareness. These costs consist primarily of advertising, merchandising, and other promotional costs. Other general and administrative expenses include professional fees, office occupancy costs attributable to the business functions previously referenced, and consumer relations expenses. As a percentage of net sales, selling, general and administrative expenses may vary from quarter to quarter due, in part, to the seasonality of our business.

RESULTS OF OPERATIONS

On July 31, 2017, Trex Commercial Products, Inc., our newly-formed, wholly-owned subsidiary, acquired certain assets and assumed certain liabilities of SC Company for $71.8 million. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility to acquire the assets. The acquired business designs, engineers and markets modular architectural railing, staging, acoustical and seating systems for the commercial and multi-family market, including sports stadiums and performing arts venues. As a result of the purchase, we will gain access to growing commercial markets, expand our custom design and engineering capabilities, and add the contract architect and specifier communities as new channels for our products. Our Condensed Consolidated Balance Sheets include the assets acquired and any liabilities assumed. Our Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 30, 2018, includes the results of operations of Trex Commercial Products, Inc.

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2018 (2018 quarter) compared to the three months ended June 30, 2017 (2017 quarter), and for the six months ended June 30, 2018 (2018 six-month period) compared to the six months ended June 30, 2017 (2017 six-month period).

Three Months Ended June 30, 2018 Compared To The Three Months Ended June 30, 2017

Net Sales

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Total net sales	$206,692	$157,941	$48,751	30.9%
Residential net sales	$189,201	$157,941	$31,260	19.8%
Commercial net sales	$17,491	$—	$17,491	N/A

The 30.9% increase in total net sales in the 2018 quarter compared to the 2017 quarter was due primarily to volume growth in our Trex branded residential decking and railing products. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The Commercial segment accounted for $17.5 million in increased net sales

Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Cost of sales	$115,577	$85,927	$29,650	34.5%
% of total net sales	55.9%	54.4%
Gross profit	$91,115	$72,014	$19,101	26.5%
Gross margin	44.1%	45.6%

Gross profit as a percentage of net sales, gross margin, was 44.1% in the 2018 quarter compared to 45.6% in the 2017 quarter. Gross margin for residential and commercial products totaled 45.9% and 24.6%, respectively. Residential gross margin improved by 30 basis points in the 2018 quarter over the same period in 2017. The 2018 quarter gross margin reflected sustained improvement through plant cost reduction initiatives, lower cost recycled materials, and increased capacity utilization. The improvements above were partially offset by raw material inflation, new product and throughput development, and transportation inflation.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Selling, general and administrative expenses	$33,513	$27,221	$6,292	23.1%
% of total net sales	16.2%	17.2%

The $6.3 million increase in selling, general and administrative expenses in the 2018 quarter compared to the 2017 quarter resulted primarily from an increase in personnel related expenses of $3.8 million, a $1.5 million increase in branding initiatives and an increase in amortization expense of $1.2 million related to the SC Company acquisition. As a percentage of net sales, total selling, general and administrative expenses decreased by 1.0% in the 2018 quarter compared to the 2017 quarter. Trex Commercial Products accounted for $3.4 million of the overall increase.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Provision for income taxes	$14,413	$15,760	$(1,347)	(8.5)%
Effective tax rate	25.2%	35.4%

The effective tax rate for the 2018 quarter decreased by 10.2% compared to the effective tax rate for the 2017 quarter primarily due to the effects of tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act, which lowered the Federal statutory rate to 21%. The effective tax rate for the 2018 quarter reflects the new Federal statutory tax rate of 21%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended June 30,
	2018 Residential	2018 Commercial	2018 Total	2017 Total
Net income (loss)	$42,115	$705	$42,820	$28,782
Interest	369	—	369	251
Income taxes	14,178	235	14,413	15,760
Depreciation and amortization	3,277	1,289	4,566	3,716

EBITDA	$59,939	$2,229	$62,168	$48,509

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Total EBITDA	$62,168	$48,509	$13,659	28.2%
Residential EBITDA	$59,939	$48,509	$11,430	23.6%
Commercial EBITDA	$2,229	$—	$2,229	N/A

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

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 28.2% to $62.2 million for the 2018 quarter compared to $48.5 million for the 2017 quarter. The improvement was driven by an $11.4 million increase in Residential EBITDA resulting primarily from higher net sales and the resulting gross profit.

Six Months Ended June 30, 2018 Compared To The Six Months Ended June 30, 2017

Net Sales

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Total net sales	$377,899	$302,747	$75,152	24.8%
Residential net sales	$344,401	$302,747	$41,654	13.8%
Commercial net sales	$33,498	$—	$33,498	N/A

The 24.8% increase in total net sales in the 2018 six-month period compared to the 2017 six-month period was due primarily to volume growth in our Trex branded decking and railing products. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The Commercial segment accounted for $33.5 million in increased net sales.

Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Cost of sales	$210,071	$165,563	$44,508	26.9%
% of total net sales	55.6%	54.7%
Gross profit	$167,828	$137,184	$30,644	22.3%
Gross margin	44.4%	45.3%

Gross profit as a percentage of net sales, gross margin, was relatively unchanged at 44.4% in the 2018 six-month period from 45.3% in the 2017 six-month period. Gross margin for the residential and commercial products totaled 46.7% and 21.3%, respectively. Residential gross margin improved by 140 basis points in the 2018 six-month period over the same period in 2017. The 2018 six-month gross margin reflected sustained improvement through plant cost reduction initiatives, lower cost recycled materials, and increased capacity utilization. The improvements above were partially offset by raw material inflation, new product and throughput development, and transportation inflation.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$62,472	$50,490	$11,982	23.7%
% of total net sales	16.5%	16.7%

The $12.0 million increase in selling, general and administrative expenses in the 2018 six-month period compared to the 2017 six-month period resulted primarily from an increase in personnel related expenses of $8.3 million, an increase in amortization expense of $2.4 million related to the SC acquisition, and an increase in branding initiatives of $2.2 million. As a percentage of net sales, total selling, general and administrative expenses remained relatively unchanged in the 2018 six-month period compared to the 2017 six-month period. Trex Commercial Products accounted for $6.8 million of the overall increase.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Provision for income taxes	$24,828	$29,506	$(4,678)	(15.9)%
Effective tax rate	23.7%	34.2%

The effective tax rate for the 2018 six-month period decreased by 10.5% compared to the effective tax rate for the 2017 six-month period primarily due to the effects of tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act, which lowered the Federal statutory rate to 21%. The effective tax rate for the 2018 six-month period reflects the new Federal statutory tax rate of 21%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Six Months Ended June 30,
	2018 Residential	2018 Commercial	2018 Total	2017 Total
Net income (loss)	$79,694	$236	$79,930	$56,732
Interest	598	—	598	456
Income taxes	24,750	78	24,828	29,506
Depreciation and amortization	6,731	2,568	9,299	7,448

EBITDA	$111,773	$2,882	$114,655	$94,142

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Total EBITDA	$114,655	$94,142	$20,513	21.8%
Residential EBITDA	$111,773	$94,142	$17,631	18.7%
Commercial EBITDA	$2,882	$—	$2,882	N/A

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 21.8% to $114.7 million for the 2018 six-month period compared to $94.1 million for the 2017 six-month period. The improvement was driven by a $17.6 million increase in Residential EBITDA resulting primarily from higher net sales and the resulting gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At June 30, 2018, we had $2.9 million of cash and cash equivalents.

[2]

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

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by operating activities	$(1,674)	$119
Net cash used in investing activities	$(17,614)	$(7,125)
Net cash used in financing activities	$(8,325)	$(3,082)

Net decrease in cash and cash equivalents	$(27,613)	$(10,088)

Operating Activities

Net cash used in operating activities was $1.7 million in the 2018 six-month period compared to net cash provided by operating activities of $0.1 million in the 2017 six-month period. Cash used in operating activities increased primarily due to an increase in accounts receivable, inventory, and accrued expenses, related to increased net sales volume growth, offset by an increase in accounts payable and net income.

Investing Activities

Capital expenditures in the 2018 six-month period were $11.4 million, consisting primarily of $8.4 million for general plant cost reduction initiatives and other production improvements. During the 2018 six-month period, the Company purchased domain names for $6.3 million. Capital expenditures in the 2017 six-month period were $7.1 million primarily consisting of $5.0 million for general plant cost reduction initiatives and $1.4 million for equipment and new product development.

Financing Activities

Net cash used in financing activities was $8.3 million in the 2018 six-month period compared to net cash used in financing activities of $3.1 million in the 2017 six-month period. The increase was primarily due to increased outstanding borrowings during the 2018 six-month period offset by repurchases of our outstanding common stock under the February 2018 Stock Repurchase Program.

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

Stock Split

Following the annual meeting of stockholders on May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

Stock Repurchase Programs.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 5.92 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 250,044 shares of the Company’s outstanding common stock under the February 2018 Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At June 30, 2018, we had $8.5 million of outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $241.5 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At June 30, 2018, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. We currently estimate that our capital expenditures in 2018 will be $20 million to $25 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, acquisitions which fit out long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our decking and residential railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at June 30, 2018 compared to inventory levels at June 30, 2017.

Product Warranty. We continue to receive and settle claims related to products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve.

In the 2018 six-month period and the 2017 six-month period we paid $2.3 million and $2.7 million, respectively, to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

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

Revenue Recognition

Effective January 1, 2018, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606). We determined the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of our contracts with our customers. Topic 606 provides a single, comprehensive model for revenue recognition arising from contracts with customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the Company satisfies the performance obligation. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of the goods or services to a customer. Adoption of Topic 606 did not have an impact on the Company’s financial condition or results of operations. The following provides additional information about our contracts with customers.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2018.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. In addition, there have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2018 in accordance with Item 703 of Regulation S-K (share and per share data have been adjusted for the two-for-one stock split distributed on June 18, 2018):

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2018 – April 30, 2018	94,228	$52.08	94,164	5,605,792
May 1, 2018 – May 31, 2018	55,836	$52.18	55,836	5,549,956
June 1, 2018 – June 30, 2018	—	—	—	—

Quarter ended June 30, 2018	150,064		150,000

(1)

Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). The February 2018 Stock Repurchase Program was publicly announced on February 21, 2018. All of the above purchases were made on the open market at prevailing market rates plus related expenses. During the three months ended June 30, 2018, the Company repurchased 150,000 shares under the February 2018 Stock Repurchase Program.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: July 30, 2018	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC, and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (Company). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018. Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.

3.4	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.