Form 10-K
period 2018-12-31
TREX CO INC
filed 2019-02-14
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.6 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 6, 2019 was 58,508,808.

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

EXPLANATORY NOTE: On May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

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

General

Trex Company, Inc. (Company, we, us or our), was incorporated as a Delaware corporation in 1998. The Company is the world’s largest manufacturer of wood-alternative decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. In addition, Trex is a leading national provider of custom-engineered railing and staging, systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Products

Operations and Products: The Company currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial).

Trex Residential is the world’s largest manufacturer of high-performance composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking

Our principal decking products are Trex Transcend®, Trex Enhance® and Trex Select®. Our decking products are comprised of a blend of 95 percent recycled wood and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway®, a hidden fastening system for grooved boards.

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, and Trex Signature® aluminum railing. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature aluminum railing, made from a minimum of 50 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex CustomCurve®	A system manufactured and sold by Curvelt, LLC that allows contractors to heat and bend Trex Products while on the job site.
Trex Pergola™	Pergolas made from low maintenance cellular PVC product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks™	Outdoor lattice boards manufactured and sold by Rhea Products, Inc. dba Acurio Latticeworks.
Trex Cornhole™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo® Trex Blade	A specialty saw blade for wood-plastic composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs™ and Structural Steel Posts	An ultimate staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage	Outdoor kitchens, cabinetry and storage manufactured and sold by NatureKast Products, LLC.

Trex Commercial is a leading national provider of custom-engineered railing and staging systems. Trex Commercial designs and engineers custom railing solutions, which are prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems, which target commercial and high-rise applications, and portable staging equipment for the performing arts, sports, and event production and rental markets. With a team of devoted engineers, and an industry-leading reputation for quality and dedication to customer service, Trex Commercial markets to architects, specifiers, contractors, and building owners.

Trex offers the following products through Trex Commercial:

Architectural Railing Systems

Our architectural railing systems are pre-engineered guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices.

Aluminum Railing Systems

Our aluminum railings, made from approximately 70 percent recycled content, are a versatile, cost-effective and low-maintenance choice for a variety of interior and exterior applications that we believe blend form, function and style. They are often used in sports stadiums and arenas, office buildings, and high-rise condominium and resort projects and offer safety and durability to stairs, public walkways and balconies. They are available in picket or glass infills with a selection of top cap styles, color finishes and mounting capabilities.

Custom Railing Options

Trex Commercial can design, engineer and manufacture custom railing systems tailored to the customer’s specific material, style and finish. Many railing styles are achievable, including glass, mesh, perforated railing and cable railing.

Staging Equipment and Accessories

Our advanced modular, lightweight custom staging systems include portable platforms, orchestral shells, guardrails, stair units, barricades, camera platforms, VIP viewing decks, ADA infills, DJ booths, pool covers, and other custom applications. Our systems provide superior staging product solutions for facilities and venues with custom needs. Our modular stage equipment is designed to appear seamless, feel permanent, and maximize the functionality of the space.

Customers and Distribution

Trex Residential: Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales for our wood-alternative decking and railing products through our wholesale distribution network by selling Trex Residential products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex Residential products, contractor training, inventory commitment and point-of-sale display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors on a non-exclusive basis to distribute Trex residential products within a specified area. The distributor purchases our products at prices in effect at the time we ship the product to the distributor. Sales to two of our distributors, Boise Cascade Company and U.S. Lumber Group, LLC, each exceeded 10% of gross sales in 2018.

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

We are committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. Our Vendor and Customer Code of Conduct and Ethics (Code), available at www.trex.com/our-company, applies to all parties providing goods and services to the Company, and all of our channel partners who distribute, sell and/or install our products (collectively, Business Partners). We expect all of our Business Partners, and all of our employees, agents and subcontractors to follow our high ethical standards set forth in the Code while they are conducting business with us or on our behalf. In addition, we expects our Business Partners to understand and comply with the Trex Company Code of Conduct and Ethics, available at www.trex.com/our-company, to do business with Business Partners who share the same commitment to human rights that we have and as set forth in our Human Rights Policy, available at www.trex.com/our-company.

Trex Commercial: We sell our modular and architectural railing and staging systems to the commercial and multifamily market, including sports stadiums and performing arts venues, primarily to facility owners and general contractors throughout the country. We market these products through our direct sales staff, independent sales representatives, and bidding on projects.

Manufacturing Process

Trex Residential products manufactured at our Winchester, Virginia and Fernley, Nevada manufacturing facilities are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our eco-friendly manufacturing process. Trex Commercial products manufactured at our Minnesota manufacturing facilities are primarily manufactured from aluminum and stainless steel. Our primary manufacturing process for these products involves cutting, machining, welding and finishing. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of certain projects.

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

Suppliers

We conduct supply chain assessments when considered necessary in relation to the significance of the purchase and business opportunity for the Company. Assessments include in-person reviews and tours of operating facilities. The Company is committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. As stated above, our Vendor and Customer Code of Conduct and Ethics, our Code of Conduct and Ethics, and our Human Rights Policy apply to all suppliers of the Company.

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2018, we purchased substantially all of our reclaimed wood fiber requirements under purchase orders, which do not involve long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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

The production of our commercial products requires a supply of aluminum, stainless steel and glass components. We use multiple sources for each material to ensure consistent availability of material and competitive pricing. We purchase substantially all of our aluminum, stainless steel and glass under purchase orders, which do not involve long-term supply commitments.

Training

During 2016, we launched Trex University, our state-of-the-art training facility located near our Winchester manufacturing plant. Trex University is designed to educate and train retailers, contractors and other partners on the benefits of Trex aesthetically pleasing, high performance and low maintenance outdoor living products.

Growth Strategies

Our long-term goals are to perpetuate our position as the leading producer of branded superior wood-alternative decking, railing and other outdoor living products, and to extend our position as a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including performing arts venues and sports stadiums. To achieve our long-term goals, we intend to increase our market share and expand into new product categories and geographic markets through the design, creation and marketing of high-performance outdoor living products that offer superior aesthetics and quality, and by expanding our sales to commercial building projects. We will continue to explore opportunities that leverage our manufacturing and extrusion expertise and are tied to our recycling heritage. We intend to employ the following long-term strategies to achieve our goals:

•

Innovation: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•

Brand: Expand preference and commitment for the Trex brand with both consumers and trade professionals. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products and custom-engineered railing and staging systems. Leverage online efforts to extend the Trex brand digital presence, both nationally and globally.

•

Channels: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence for our wood-alternative outdoor living products, thereby making our products available wherever our customers choose to purchase their decking, railing, steel deck framing and outdoor lighting products, and by continuing to develop our commercial market penetration for our railing and staging systems.

•

Quality: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

•

Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering raw material costs of our outdoor living products. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process.

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

In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include The Azek Building Products, Inc., and Fiberon (a division of Fortune Brands, Inc.).

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

Our primary competition for our products in the commercial and multi-family market consists of companies that provide components to assemble guard rails, including C.R. Laurence Co., Inc., a CRH Group company, regional railing and metal fabricators, and Wenger Corporation. Our ability to compete depends on our product design advantages, relationships with architects and general contractors, and competitive manufacturing costs.

Seasonality

Our operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential Products has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality. However, they are driven by the timing of individual projects, which may vary each quarterly period.

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

Our operations also are subject to work place safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, and the States of Nevada, and Minnesota. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

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

We hold a number of U.S. Patents and U.S. Patent Applications for various technologies. We have two current U.S. Patent Applications for decking technology and five U.S. Patents, as well as one pending U.S. Patent Application, for various staging systems, accessories and related technologies. We intend to maintain our existing patents in effect until they expire as well as to seek additional patents as we consider appropriate.

We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

Employees and Corporate Governance

At December 31, 2018, we had approximately 1,214 full-time employees, approximately 837 of whom were employed in our manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable. The Company has internal standards related to hiring practices that encourage diversity, formal programs to provide skill development for our employees, and anti-discrimination standards. The Company has not had any serious complaints or claims over the last three years. We have adopted a Human Rights Policy across all of our operations that sets forth our values related to working conditions and human rights and underscores our philosophy about the way we conduct our business. The policy is available at www.trex.com/our-company.

Information related to the Company’s governance and related activities and programs may be found in the Company’s Proxy Statement filed on March 22, 2018 in Schedule 14A. Also, a copy of the Company’s “Code of Conduct and Ethics” (Code) is maintained on the Company’s web site at www.trex.com/our-company. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blowing policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s General Counsel.

Environmental and Occupational Safety

Environmental

The Company’s commitment to managing environmental impact includes developing and offering more sustainable products to the market as well as reducing the environmental impact of its corporate activities. From continuous improvement in its manufacturing practices that reduce the use of energy to making products using industry leading high levels of recycled materials, the Company is able to improve its use of resources, its greenhouse gas emissions, and its waste streams. Our Environmental Policy, located on our web site at www.trex.com/our-company, outlines our foundational commitment to conducting business in an ethical and socially responsible manner that respects the environment. Environmental matters relevant to the Company’s operations are the responsibility of members of the executive management team, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and the General Counsel.

Trex’s eco-friendly composite decking products consist of a blend of 95 percent reclaimed wood and recycled plastic film. Trex uses locally sourced reclaimed wood that would otherwise end up in a landfill. An average 500-square foot composite Trex deck contains 140,000 recycled plastic bags, which makes Trex one of the largest plastic bag and polyethylene film recyclers in North America. In addition, Trex’s proprietary, eco-friendly processing method minimizes greenhouse gas emissions and our bi-coastal factories reduce fuel consumption and CO2 emissions. Almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill. In addition, it is Trex’s goal to provide eco-friendly products for the architectural railing market and promote an effort for design innovation that decreases the environmental footprint.

The Company’s primary resource usage consists of water, natural gas and electricity. The Company develops budgets and plans that improve shareholder return by ensuring the optimal use of each resource, which promotes resource efficiency and minimal waste of the resource. Water management is of critical importance to us and we prioritize energy savings as part of our ongoing evaluation and optimization of business operations and manufacturing processes. We ensure that all of our manufacturing facilities meet emission standards for the locality in which they operate, and certify to applicable authorities that our emissions are within the relevant locality’s standards.

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. In 2016, Trex was honored as Environmental Vendor of the Year by The Home Depot. In 2018 for the eleventh year in a row, Trex secured the highest number of top spots in the Builder magazine Brand Use Study across numerous award categories. For the past 8 years, Trex has been an award recipient in the Green Builder trade magazine Readers’ Choice for greenest decking brand.

Trex Residential decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high profile venues. LEED is a point-based system created in part by the U.S. Green Building Council and designed to reward points to building projects that incorporate efficient, and safe eco-friendly products, leading to a building’s designation as LEED Silver, Gold or Platinum. LEED buildings attract higher demand, premium rates and longer occupancy leases, thereby supporting continued and growing demand for products that can facilitate LEED designations. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.

Trex Commercial railing products also typically contribute to LEED certification points in the Materials and Resources category based on recycled aluminum, steel, stainless steel and glass content.

Occupational Safety

The Company is committed to plan and perform all operations at all facilities in a manner that is safe for its employees, and has adopted an Occupational Health and Safety Policy, located on our web site at www.trex.com/our-company, that sets forth our commitment to sustaining a compliant and safety conscious work environment and keeping safety at the forefront of our business. The commitment is based on:

•	A comprehensive understanding of worker expectations and requirements;

•	Compliance to statutory, regulatory and other legal requirements;

•

Prevention considerations in all designs and redesigns of facilities, equipment, processes, work methods and products, and incorporation of safe design methods into all phases of hazard and risk mitigation;

•	Demonstrating employee safety leadership in all of our processes while striving for world class performance; and

•

Continual improvement by analyzing this commitment through the use of leading and lagging key performance indicators, such as safety observation audit completions, attendance at monthly safety training, safety work order completions, and targets related to recordable and lost time incident rates and days away or restricted time.

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

Web Sites and Additional Information

The U. S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. In addition, we maintain an Internet corporate web site at www.trex.com/our-company/investor-relations. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A.	Risk Factors

Our business operates in two reportable segments, Trex Residential and Trex Commercial, and is subject to a number of risks, including the following:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Our primary competition for Trex Residential products consists of wood products, which constitute a substantial majority of decking, railing, fencing, and deck framing sales. Since wood-alternative products were introduced to the market in the late 1980s, their market acceptance has increased. Our ability to grow depends, in part, on our success in continuing to convert demand for wood products into demand for wood-alternative Trex products. To increase our market share, we must overcome:

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

Our ability to identify and respond to emerging consumer demands and preferences depends, in part, on how successfully we develop, manufacture and market new products. If our products do not meet emerging demands and preferences, we could lose market share, which could have a material adverse effect on our business. In addition, substantially all of our revenues are derived from sales of our proprietary wood/polyethylene composite material. Although we have developed, and continue to develop, new products made from other materials, if we should experience significant problems, real or perceived, with acceptance of the Trex wood/polyethylene composite material, our lack of product diversification could have a significant adverse impact on our net sales levels.

Although Trex Commercial is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including performing arts venues and sports stadiums, there is intense competition for projects. In order to effectively compete, we must continually produce and install high quality products and innovate with new products. If our products do not keep up with consumer trends, demands, and preferences we could lose market share, which could have a material adverse effect on our business.

We may not be able to fully maintain our wholesaler and dealer channels.

Our Trex Residential growth strategy depends on maintaining our network of wholesale and dealer channels, and on our ability to compete with other entities for these channels. In order to successfully compete for wholesaler distributors and dealers, we must accurately assess their customers’ needs and preferences. If we fail to compete successfully, our business could experience material adverse effects.

Our prospects for sales growth and profitability may be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

In order to expand our net sales and sustain profitable operations we must maintain the quality and performance of our products. If we are unable to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance could impede acceptance of our products in the marketplace and negatively affect our profitability. We continue to receive and settle claims and maintain a warranty reserve related to decking product produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by settling a nationwide class action lawsuit that provides that a consumer’s remedy is limited to the replacement of product and a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims have had a material adverse effect on our profitability and cash flows. Future increases to the warranty reserve could have a material adverse effect on our profitability and cash flows.

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

The manufacture of our Trex Residential wood-alternative decking and railing products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using scrap polyethylene. Our ability to obtain adequate supplies of wood fiber and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations. In addition to wood fiber and scrap polyethylene, we also use a small percentage of other materials in making our products, which are sometimes subject to volatility in supply and pricing and could negatively affect our profitability. The manufacture of our Trex Commercial products requires substantial amounts of aluminum, steel, glass and wood. These materials are also sometimes subject to volatility in pricing, which could negatively affect our profitability.

Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials, the quality of available raw materials, or from the failure to obtain sufficient additional raw materials to meet planned increases in production.

Certain of our residential product customers account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

A limited number of our residential product customers account for a significant percentage of our sales. Specifically, sales through our 15 largest customers accounted for approximately 85.0% and 90.0% of gross sales during fiscal years 2018 and 2017, respectively.

We expect that a significant portion of our residential sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales. The loss of a significant customer could have a significant negative impact on our business, results of operations and financial condition.

We have limited ability to project inventory build-ups in our distribution channel that can negatively affect our sales in subsequent periods.

The seasonal nature of, and changing conditions in, our industry can result in substantial fluctuations in inventory levels of Trex Residential products carried in our two-step distribution channel. We have limited ability to precisely project inventory build-ups, which can adversely affect our net sales levels in subsequent periods. We sell to wholesale distributors, who, in turn, sell our products to local dealers. Because of the seasonal nature of the demand for our products, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex product inventories in advance of the prime deck-building season, which generally occurs in the latter part of the first calendar quarter through the third calendar quarter. Accordingly, our results for the second and third quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases, increases in the number of competitive producers, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures and the cost and availability of consumer credit.

The demand for our Trex Residential products is negatively affected by adverse weather conditions.

Our Trex Residential products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and weather conditions during the time they are to be installed. Adverse weather conditions may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products. These interferences may shift sales to subsequent reporting periods or decrease overall sales, given the limited decking season in many locations. Prolonged adverse weather conditions could have a negative impact on our results of operations and liquidity.

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

The demand for Trex Residential wood-alternative decking and railing products is influenced by the general health of the economy, the level of home improvement activity and, to a much lesser extent, new home construction. These factors are affected by home equity values, credit availability and interest rates, consumer confidence, income and spending habits, employment, inflation and general economic conditions. Devaluation in home equity values can adversely affect the availability of home equity withdrawals and result in decreased home improvement spending. We cannot predict general economic conditions or the home remodeling and new home construction environment. Any economic downturn or adverse changes in any of these factors could reduce consumer income or equity capital available for spending on discretionary items, which could adversely affect the demand for our products.

The demand for Trex Commercial railing and staging system products is influenced by the general health of the economy and the level of commercial construction activity, building variances, funding availability for large public use facilities, including sports stadiums and arenas, and the construction schedules of our projects. We cannot predict general economic conditions or the commercial construction environment. Any economic downturn could negatively impact the availability of funding for commercial construction projects and the ability of our customers to engage in commercial construction activity, which could adversely affect the demand for our products.

We have significant capital invested in assets that may become obsolete or impaired and result in a charge to our earnings.

We have made and may continue to make significant capital investments to our property plant and equipment in order to improve or expand our manufacturing capabilities. These investments sometimes involve the implementation of new technology and replacement of existing equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated. We have also made and may continue to make significant capital investments in order to acquire businesses or operations that allow us to diversify into new product markets. These investments have resulted in, and may in the future result in, the recognition of goodwill, which may result in an impairment charge to our earnings if circumstances change and reduce the fair value of the goodwill acquired below its carrying amount. Significant replacement of equipment or changes in the expected cash flows related to our assets could result in reduced earnings or cash flows in future periods.

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

Cyberattacks and other security breaches could compromise our proprietary and confidential information which could harm our business and reputation.

In the ordinary course of our business, we generate, collect and store confidential and proprietary information, including intellectual property and business information. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including e-mails and other electronic communications. In addition, an employee, contractor, competitor, or other third party with whom we do business may attempt to obtain such information, and may purposefully or inadvertently cause a breach involving such information. While we have certain safeguards in place to reduce the risk of and detect cyber-attacks, our information technology networks and infrastructure may be vulnerable to unpermitted access by hackers or other breaches, or employee error or malfeasance. Any such compromise of our data security and access to, or public disclosure or loss of, confidential business or proprietary information could disrupt our operations, damage our reputation, provide our competitors with valuable information and subject us to additional costs, which could adversely affect our business. We also collect limited information on consumers. Although we do not collect any highly sensitive information, there is a risk that a cybersecurity attack could compromise consumer’s names, addresses and other personal information.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in Winchester, Virginia, which consists of approximately 36,000 square feet of office space, under a lease that expires in March 2025. In addition, we lease 55,047 square feet of office and storage space in Dulles, Virginia, that we do not occupy. We have sublet all of the office space in Dulles, Virginia, for the remainder of the term of the lease obligation, which expires in mid-2019.

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

We lease a total of approximately 1.7 million square feet of warehouse and facility space under leases with expiration dates ranging from 2019 to 2028. For information about these leases, see Note 14 to our Consolidated Financial Statements appearing elsewhere in this report. The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some equipment, primarily forklifts, at our facilities under operating leases.

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2018, we spent a total of $33.8 million on capital expenditures, primarily related to general plant cost reduction initiatives, the purchase of certain domain names, and equipment and new product development. We estimate that our capital expenditures in 2019 will be approximately $40 million to $45 million. We expect to use these expenditures principally to support cost reduction initiatives, new product launches in current and adjacent categories and general business support.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2018 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2018 – October 31, 2018	209,277	$59.07	209,277	5,340,679
November 1, 2018 – November 30, 2018	—	—	—	5,340,679
December 1, 2018 – December 31, 2018	—	—	—	5,340,649

Quarter ended December 31, 2018	209,277		209,277

(1)

During the three months ended December 31, 2018, no shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). The February 2018 Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended December 31, 2018, the Company repurchased 209,277 shares under the February 2018 Stock Repurchase Program.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2013 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2014, 2015, 2016, 2017 and 2018.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Trex Company, Inc.	$100.00	$107.09	$95.67	$161.97	$272.59	$298.59
Russell 2000 Index	$100.00	$104.89	$100.26	$121.63	$139.45	$124.10
S&P 600 Building Products	$100.00	$99.76	$119.68	$155.32	$186.73	$147.91

Other Stockholder Matters

As of February 6, 2019, there were approximately 160 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

In 2018, we submitted to the NYSE in a timely manner the annual certification that our Executive Vice President and Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data

The following table presents selected financial data as of December 31, 2018, 2017, 2016, 2015, and 2014 for each year in the five-year period ended December 31, 2018.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2018	2017 (2)	2016 (3)	2015 (4)	2014
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$684,250	$565,153	$479,616	$440,804	$391,660
Cost of sales	389,356	321,780	292,521	285,935	251,464

Gross profit	294,894	243,373	187,095	154,869	140,196
Selling, general and administrative expenses	118,225	100,993	83,140	77,463	72,370

Income from operations	176,669	142,380	103,955	77,406	67,826
Interest (income) expense, net	(192)	461	1,125	619	878

Income before income taxes	176,861	141,919	102,830	76,787	66,948
Provision (benefit) for income taxes	42,289	46,791	34,983	28,689	25,427

Net income	$134,572	$95,128	$67,847	$48,098	$41,521

Basic earnings per share	$2.29	$1.62	$1.15	$0.77	$0.64

Basic weighted average shares outstanding	58,739,670	58,785,118	58,789,118	62,701,084	64,639,298

Diluted earnings per share	$2.28	$1.61	$1.15	$0.76	$0.63

Diluted weighted average shares outstanding	59,067,302	59,150,920	59,225,338	63,365,018	65,502,148

Cash Flow Data:
Cash provided by operating activities	$138,121	$101,865	$85,293	$62,634	$58,642
Cash used in investing activities	(33,733)	(86,789)	(10,202)	(23,329)	(12,873)
Cash used in financing activities	(29,203)	(3,226)	(62,422)	(42,854)	(39,997)

Other Data (unaudited):
EBITDA (non-GAAP) (5)	$193,136	$159,110	$118,136	$91,701	$82,653

Balance Sheet Data:
Cash and cash equivalents and restricted cash	$105,699	$30,514	$18,664	$5,995	$9,544
Working capital	177,450	86,289	54,264	38,581	35,787
Total assets	465,122	326,227	221,430	211,998	195,824
Total debt	—	—	—	7,000	—
Total stockholder’s equity	$342,963	$231,250	$134,161	$116,463	$113,385

1)

All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one stock split of our common stock in the form of a stock dividend distributed on June 18, 2018 to stockholders of record at the close of business on May 23, 2018.

2)

On July 31, 2017, the Company’s newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc. acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC. The Consolidated Financial Statements include the accounts of Trex Commercial Products, Inc. from the date of acquisition. Also, the tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted on December 22, 2017. Accordingly, we have recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that reversed after the Act’s effective date of January 1, 2018 were adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets was allocated to continuing operations as a discrete item. We finalized our analysis of the Act in 2018, which did not give rise to new deferred tax amounts.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Net income	$134,572	$95,128	$67,847	$48,098	$41,521
Plus interest (income) expense, net	(192)	461	1,125	619	878
Plus income tax provision	42,289	46,791	34,983	28,689	25,427
Plus depreciation and amortization	16,467	16,730	14,181	14,295	14,827

EBITDA (non-GAAP)	$193,136	$159,110	$118,136	$91,701	$82,653

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; and the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences.

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

We offer the following wood-alternative decking and railing products:

Decking	Trex Transcend® Trex Enhance® Trex Select®
Railing	Trex Transcend Railing Trex Signature® aluminum railing Trex Select Railing
Fencing	Trex Seclusions®
Steel Deck Framing System	Trex Elevations®
Outdoor Lighting Systems	Trex DeckLighting™ Trex LandscapeLighting™
Hidden Fastening System for Specially Grooved Boards	Trex Hideaway®

In addition, we offer modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues.

Highlights related to the twelve months ended December 31, 2018 include:

•

Increase in net sales of 21.1%, or $119.1 million, to $684.3 million in the twelve months ended December 31, 2018 compared to $565.2 million in the twelve months ended December 31, 2017. Net sales in 2018 were the highest of any year in our history.

•

Increase in gross profit of 21.2%, or $51.5 million, to $294.9 million for the twelve months ended December 31, 2018 compared to $243.4 million for the twelve months ended December 31, 2017. Gross profit in 2018 was the highest of any year in our history.

•	Net income of $134.6 million also reflects the highest of any year in our history.

•	Cash flows from operating activities were $138.1 million in the twelve months ended 2018 compared to $101.9 million in the twelve months ended 2017 and were the highest of any year in our history.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The Consolidated Financial Statements include the accounts of Trex Commercial Products, Inc. from the date of acquisition.

Net Sales. Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The operating results for Trex Residential have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practices, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season to ensure adequate availability of its product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality, but are driven by the timing of individual projects, which may vary each quarterly period.

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

Product Warranty. We warrant that our Trex Residential products will be free from material defects in workmanship and materials. Generally this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature® Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. The Company also warrants its Trex Commercial products for one to three years.

We continue to receive and settle claims for Trex Residential products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.

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

We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been our practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the year ended December 31, 2018, was lower than the Company’s expectations and considerably lower than the number of claims received in the year ended December 31, 2017, continuing the historical year-over-year decline in incoming claims. The favorable experience in incoming claims was offset, in part, by increased average settlement cost per claim experienced in the year ended December 31, 2018. The Company believes its reserve at December 31, 2018 is sufficient to cover future surface flaking obligations and no adjustments were required in the current year.

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

The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2018	2017	2016
Claims unresolved beginning of period	2,306	2,755	2,500
Claims received (1)	1,481	2,250	2,615
Claims resolved (2)	(1,766)	(2,699)	(2,360)

Claims unresolved end of period	2,021	2,306	2,755

Average cost per claim (3)	$2,631	$2,546	$2,639

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

For additional information about product warranties, see Notes 2 and 19 to the Consolidated Financial Statements appearing elsewhere in this report.

Inventories. We account for inventories of our wood-alternative decking and railing products at the lower of cost (last-in, first-out, or LIFO) or market value. At December 31, 2018, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $18.4 million. Inventories for our railing and staging products are accounted for at the lower of cost (first-in, first-out method) and net realizable value. We believe that our current inventory of finished goods will be saleable in the ordinary course of business and, accordingly, have not established significant reserves for estimated slow moving products or obsolescence.

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

Trex Residential Products

Trex Residential principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

Trex Commercial Products

Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.

Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2018, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no impairment loss on any contract was recorded.

Income Taxes. We recognize deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect during the year in which it is expected that the differences reverse. We assess the likelihood that our deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. On December 22, 2017, the tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,”

known as the Tax Cuts and Jobs Act (Act), was enacted. The Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Accordingly, we recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. The Company has finalized its analysis of the Act, which did not give rise to new deferred tax amounts. As of December 31, 2018, we have a valuation allowance of $3.0 million against the deferred tax assets related to state tax credits we estimate will expire before they are realized. We will analyze our position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of our deferred tax assets.

RESULTS OF OPERATIONS

Below we have included a discussion of our operating results and material changes in our operating results for the years ended December 31, 2018 compared to December 31, 2017, and December 31, 2017 compared to December 31, 2016.

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017

Net Sales

	Year Ended December 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Total net sales	$684,250	$565,153	$119,097	21.1%
Trex Residential net sales	$613,229	$543,346	$69,883	12.9%
Trex Commercial net sales	$71,021	$21,807	$49,214	225.7%

The 21.1% increase in net sales in the year ended 2018 compared to the year ended 2017 was due primarily to volume growth reflecting strong consumer demand for Trex branded residential decking and railing products and favorable market conditions. The volume growth was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products. The increase in net sales was offset by a $6 million charge in the third quarter related to the expansion of stocking positions in all residential sales channels beginning in 2019. Residential net sales growth excluding the $6 million totaled 14%. The remaining increase in total net sales in the year ended 2018 was from a full year of operations of Trex Commercial that was acquired in July 2017.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Cost of sales	$389,356	$321,780	$67,576	21.0%
% of total net sales	56.9%	56.9%
Gross profit	$294,894	$243,373	$51,521	21.2%
Gross margin	43.1%	43.1%

Gross profit as a percentage of total net sales, gross margin, was unchanged in the year ended 2018 compared to the year ended 2017. Gross margin for Trex Residential and Trex Commercial totaled 45.6% and 21.8%, respectively. Excluding the $6 million charge discussed above in Net Sales, Trex Residential gross margin was 46.1% in the year ended 2018, an increase of 1.8%, over the year ended 2017, resulting from our ability to identify, qualify and procure new lower cost recycling product streams, manufacturing efficiencies that are part of ongoing programs, and higher capacity utilization. Trex Commercial gross margin increased 9.3% due to improved execution and cost reduction initiatives. During the three months ended December 31, 2018, cost of sales at Trex Residential products increased approximately $0.7 million due to initial start-up manufacturing expenses related to new products introduced in the latter part of 2018. In addition, project completion costs at Trex Commercial increased approximately $1.8 million primarily related to contracts executed prior to our acquisition of SC Company in July 2017.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Selling, general and administrative expenses	$118,225	$100,993	$17,232	17.1%
% of total net sales	17.3%	17.9%

The $17.2 million increase in selling, general and administrative expenses in the year ended 2018 compared to the year ended 2017 resulted primarily from a $4.3 million increase in personnel related expenses at Trex Commercial due to a full year of operations, a $4.0 million increase in branding and advertising spend in support of our market growth strategies, $2.7 million increase in incentive and stock compensation due to higher net sales, $2.6 million increase in medical insurance, and a $1.1 million increase in amortization expense related to the intangible assets of our commercial operation that was acquired during 2017. In the latter part of 2018, the Company incurred $1.5 million in research and development expense related to the development of new products. As a percentage of net sales, total selling, general and administrative expenses decreased 0.6% in the year ended 2018 compared to the year ended 2017.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Provision for income taxes	$42,289	$46,791	$(4,502)	(9.6)%
Effective tax rate	23.9%	33.0%

We have recognized the tax effects of the Tax Cuts and Jobs Act in our financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that reversed after the Act’s effective date of January 1, 2018 were adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets and deferred tax liabilities resulted in a tax benefit of $1.9 million for the year ended December 31, 2017, which was allocated to continuing operations. We finalized our calculation, which did not give rise to new deferred tax amounts. The effective tax rate for the year ended 2018 decreased by 9.1% compared to the effective tax rate for the year ended 2017 primarily due to enactment of the Tax cuts and Jobs Act.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Year Ended December 31	2018 Trex Residential	2018 Trex Commercial	2018 Consolidated
Net income	$131,823	$2,749	$134,572
Interest (income) expense, net	(192)	—	(192)
Taxes	41,421	868	42,289
Depreciation and amortization	13,216	3,251	16,467

EBITDA	$186,268	$6,868	$193,136

Year Ended December 31	2017 Trex Residential	2017 Trex Commercial	2017 Consolidated
Net income	$97,412	$(2,284)	$95,128
Interest	461	—	461
Taxes	47,911	(1,120)	46,791
Depreciation and amortization	14,598	2,132	16,730

EBITDA	$160,382	$(1,272)	$159,110

	Year Ended December 31,		$ Change	% Change
	2018	2017
	(dollars in thousands)
Total EBITDA	$193,136	$159,110	$34,026	21.4%
Trex Residential EBITDA	$186,268	$160,382	$25,886	16.1%
Trex Commercial EBITDA	$6,868	$(1,272)	$8,140	N/A

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to net income. Total EBITDA improved by 21.4% to $193.1 million in the year ended 2018 compared to $159.1 million in the year ended 2017. The improvement was driven by a $25.9 million increase in Trex Residential EBITDA resulting primarily from higher net sales, which were offset by a $6 million charge to residential net sales related to the expansion of stocking positions in all residential sales channels beginning in 2019, and improved execution and cost reduction initiatives in Trex Commercial during the year ended 2018, coupled with a full year of operations in 2018.

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016

Net Sales

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total net sales	$565,153	$479,616	$85,537	17.8%
Trex Residential net sales	$543,346	$479,616	$63,730	13.3%
Trex Commercial net sales	$21,807	$—	$21,807	—

The 17.8% increase in net sales in the year ended 2017 compared to the year ended 2016 was due primarily to the $63.7 million increase in net sales of our Trex branded decking and railing products. This increase in Trex Residential net sales was positively impacted by continued strength in the remodeling sector, our marketing programs aimed at taking market share from wood, and the healthy demand across our full suite of outdoor living products with decking and railing products as the major growth contributors. The remaining increase resulted from the $21.8 million in net sales contributed by our recently acquired Trex Commercial products operation for the period from the date of acquisition of July 31, 2017 through year end.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Cost of sales	$321,780	$292,521	$29,259	10.0%
% of total net sales	56.9%	61.0%
Gross profit	$243,373	$187,095	$56,278	30.1%
Gross margin	43.1%	39.0%

Gross profit as a percentage of total net sales, gross margin, increased to 43.1% in the year ended 2017 from 39.0% in the year ended 2016, an improvement of 4.1%. Gross profit in the year ended 2016 included a $9.8 million increase to the warranty reserve related to surface flaking of our residential product. Excluding this charge, the gross margin for the year ended 2017 increased by 2.0%, reflecting cost reduction initiatives, lower cost raw materials, and increased capacity utilization at our Trex branded decking and railing plants.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Selling, general and administrative expenses	$100,993	$83,140	$17,853	21.5%
% of total net sales	17.9%	17.3%

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

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Year Ended December 31	2017 Trex Residential	2017 Trex Commercial	2017 Consolidated	2016 Consolidated
Net income	$97,412	$(2,284)	$95,128	$67,847
Interest	461	—	461	1,125
Taxes	47,911	(1,120)	46,791	34,983
Depreciation and amortization	14,598	2,132	16,730	14,181

EBITDA	$160,382	$(1,272)	$159,110	$118,136

	Year Ended December 31,		$ Change	% Change
	2017	2016
	(dollars in thousands)
Total EBITDA	$159,110	$118,136	$40,974	34.7%
Trex Residential EBITDA	$160,382	$118,136	$42,246	35.8%
Trex Commercial EBITDA	$(1,272)	$—	$(1,272)	—

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

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$138,121	$101,865	$85,293
Net cash used in investing activities	(33,733)	(86,789)	(10,202)
Net cash used in financing activities	(29,203)	(3,226)	(62,422)

Net increase in cash and cash equivalents	$75,185	$11,850	$12,669

Operating Activities

Net cash provided by operating activities increased by $36.3 million in 2018 compared to 2017 primarily due to the $51.5 million increase in gross margin resulting from the $119.1 million increase in net sales, and the $26.2 million increase in accounts payable and accrued expenses. The increase was offset primarily by the increase in accounts receivable and inventories at December 31, 2018 of $24.3 million and $23.3 million, respectively.

Net cash provided by operating activities increased by $16.6 million in 2017 compared to 2016 primarily due to the $23.2 million, or 17.8%, increase in net sales during in 2017 coupled with the 4.1% increase in gross margin. The increase was primarily offset by the increase in accounts receivable at December 31, 2017 of $10.5 million.

Investing Activities

Investing activities in 2018 consisted principally of capital expenditures directed to new product development and to quick return cost investments to capture manufacturing cost savings. These investments allow us to meet the market’s increased demand and corresponding volume requirements resulting in greater profitability and cash flow. Capital expenditures in 2018 were $33.8 million consisting primarily of $19.2 million for general plant cost reduction initiatives, $6.3 million for the purchase of certain domain names, and $4.7 million for equipment and new product development.

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

Financing Activities

Net cash used in financing activities in 2018 increased $26.0 million compared to 2017 primarily due to the $30.1 million in stock repurchase activity in 2018.

Net cash used in financing activities in 2017 decreased $59.2 million compared to 2016 primarily due to the $55.2 million in stock repurchase activity in 2016.

Stock Repurchase Programs.

On October 22, 2015, our Board of Directors adopted a stock repurchase program of up to 3.15 million shares of our outstanding common stock (October 2015 Stock Repurchase Program). In 2016, we repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program. This authorization terminated on December 31, 2016.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of our outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program. On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 459,321 shares under the February 2018 Stock Repurchase Program.

Inventory in Distribution Channels. We sell our decking and residential railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at December 31, 2018 compared to inventory levels at December 31, 2017.

Product Warranty. We continue to receive and settle claims related to Trex Residential products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking, which has had a material adverse effect on cash flow from operations, and regularly monitor the adequacy of the warranty reserve. In 2018 and 2017 we paid $4.2 million and $5.7 million, respectively, to settle surface flaking claims. We estimate that the number of claims received will continue to decline over time and that the average settlement cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average settlement cost per claim differs materially from our expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flow in future periods.

Business Acquisition. On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business.

Seasonality. The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality; however, they are driven by the timing of individual projects, which may vary each quarterly period.

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

At December 31, 2018, the Company had no outstanding borrowings under the Third Amended Credit Agreement and $200 million of available borrowing capacity.

Compliance with Debt Covenants and Restrictions. Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with financial covenants, we are required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” We were in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2018. Failure to comply with the financial covenants could be considered a default of our repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. The following tables show, as of December 31, 2018, our contractual obligations and commercial commitments, which consist primarily of purchase commitments and operating leases (in thousands):

Contractual Obligations

Payments Due by Period

	Total	1 year	2-3 years	4-5 years	After 5 years
Purchase commitments (1)	$26,602	$18,971	$7,631	$—	$—
Operating leases	61,824	10,998	18,269	13,477	19,080

Total contractual cash obligations	$88,426	$29,969	$25,900	$13,477	$19,080

(1)

Purchase commitments represent supply contracts with raw material vendors. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements other than operating leases.

Capital and Other Cash Requirements. We currently estimate that capital expenditures in 2019 will be approximately $40 million to $45 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, acquisitions which fit our long-term outdoor products growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting principles, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard allows an entity to elect to have a date of initial application as of the beginning of the period of adoption. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on January 1, 2019, and is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. Based on leases outstanding at December 31, 2018, the Company estimates the operating lease right of use asset and lease liability would have been in the range of $45 million to $50 million. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2018, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2018.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 and appearing on pages F-2 through F-33 are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Item 9B.	Other Information

None.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this assessment, we concluded that, as of December 31, 2018, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 14, 2019	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Principal Executive Officer)

February 14, 2019	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

February 14, 2019

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

We have adopted a Code of Conduct and Ethics, which is applicable to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at www.trex.com/our-company/corporate-governance, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2018 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company appear on pages F-2 through F-33 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-34

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) See Exhibit Index at the end of the Annual Report on Form 10-K for the information required by this Item.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-34

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

Richmond, Virginia

February 14, 2019

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Net sales	$684,250	$565,153	$479,616
Cost of sales	389,356	321,780	292,521

Gross profit	294,894	243,373	187,095
Selling, general and administrative expenses	118,225	100,993	83,140

Income from operations	176,669	142,380	103,955
Interest (income) expense, net	(192)	461	1,125

Income before income taxes	176,861	141,919	102,830
Provision for income taxes	42,289	46,791	34,983

Net income	$134,572	$95,128	$67,847

Basic earnings per common share	$2.29	$1.62	$1.16

Basic weighted average common shares outstanding	58,739,670	58,785,118	58,789,118

Diluted earnings per common share	$2.28	$1.61	$1.15

Diluted weighted average common shares outstanding	59,067,302	59,150,920	59,225,338

Comprehensive income	$134,572	$95,128	$67,847

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$105,699	$30,514
Accounts receivable, net	91,163	66,882
Inventories	57,801	34,524
Prepaid expenses and other assets	15,562	16,878

Total current assets	270,225	148,798
Property, plant and equipment, net	117,144	103,110
Goodwill and other intangibles	74,503	71,319
Other assets	3,250	3,000

Total Assets	$465,122	$326,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,084	$9,953
Accrued expenses and other liabilities	56,291	46,266
Accrued warranty	5,400	6,290

Total current liabilities	92,775	62,509
Deferred income taxes	2,125	1,286
Non-current accrued warranty	25,354	28,709
Other long-term liabilities	1,905	2,473

Total Liabilities	122,159	94,977

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 69,998,336 and 69,844,222 shares issued and 58,551,653 and 58,856,860 shares outstanding at December 31, 2018 and 2017, respectively	700	698
Additional paid-in capital	124,224	121,694
Retained earnings	416,942	282,370
Treasury stock, at cost, 11,446,683 and 10,987,362 shares at December 31, 2018 and 2017, respectively	(198,903)	(173,512)

Total Stockholders’ Equity	342,963	231,250

Total Liabilities and Stockholders’ Equity	$465,122	$326,227

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2015	61,809,060	$696	$116,598	$119,395	7,829,458	$(120,227)	$116,462
Net income	—	—	—	67,847	—	—	67,847
Employee stock purchase and option plans	158,350	2	279	—	—	—	281
Shares withheld for taxes on share-based payment awards	(26,386)	(2)	(1,932)	—	—	—	(1,934)
Stock-based compensation	17,984	2	4,788	—	—	—	4,790
Shares repurchased under our publicly announced share repurchase programs	(3,157,904)	—	—	—	3,157,904	(53,285)	(53,285)

Balance, December 31, 2016	58,801,104	698	119,733	187,242	10,987,362	(173,512)	134,161

Net income	—	—	—	95,128	—	—	95,128
Employee stock purchase and option plans	33,228	2	391	—	—	—	393
Shares withheld for taxes on share-based payment awards	(58,470)	(2)	(3,617)	—	—	—	(3,619)
Stock-based compensation	80,998	—	5,187	—	—	—	5,187

Balance, December 31, 2017	58,856,860	698	121,694	282,370	10,987,362	(173,512)	231,250
Net income	—	—	—	134,572	—	—	134,572

Employee stock purchase and option plans	63,448	1	881	—	—	—	882
Shares withheld for taxes on share-based payment awards	(13,028)	—	(4,695)	—	—	—	(4,695)
Stock-based compensation	103,694	1	6,344	—	—	—	6,345
Shares repurchased under our publicly announced share repurchase programs	(459,321)	—	—	—	459,321	(25,391)	(25,391)

Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Activities
Net income	$134,572	$95,128	$67,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,597	16,860	14,498
Deferred income taxes	1,037	194	5,433
Stock-based compensation	6,344	5,187	4,788
Loss (Gain) on disposal of property, plant and equipment	47	1,738	(185)
Other non-cash adjustments	(406)	(406)	(284)
Changes in operating assets and liabilities:
Accounts receivable	(24,281)	(10,486)	(653)
Inventories	(23,276)	(3,635)	(5,442)
Prepaid expenses and other assets	(613)	(2,194)	(4,256)
Accounts payable	21,131	(4,804)	(6,966)
Accrued expenses and other liabilities	5,040	2,488	9,403
Income taxes receivable/payable	1,929	1,795	1,110

Net cash provided by operating activities	138,121	101,865	85,293

Investing Activities
Expenditures for property, plant and equipment and intangibles	(33,816)	(15,040)	(14,551)
Proceeds from sales of property, plant and equipment	83	55	4,349
Acquisition of business, net of cash acquired	—	(71,804)	—

Net cash used in investing activities	(33,733)	(86,789)	(10,202)

Financing Activities
Financing costs	—	—	(485)
Borrowings under line of credit	172,250	201,000	242,700
Principal payments under line of credit	(172,250)	(201,000)	(249,700)
Repurchases of common stock	(30,085)	(3,617)	(55,216)
Proceeds from employee stock purchase and option plans	882	391	279

Net cash used in financing activities	(29,203)	(3,226)	(62,422)

Net increase in cash and cash equivalents	75,185	11,850	12,669
Cash and cash equivalents at beginning of year	30,514	18,664	5,995

Cash and cash equivalents at end of year	$105,699	$30,514	$18,664

Supplemental disclosures of cash flow information:
Cash paid for interest	$662	$418	$852
Cash paid for income taxes, net	$48,238	$44,802	$28,626

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (together with its subsidiaries, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company’s principal business based on net sales is the manufacture and distribution of wood/plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to include the design, engineering and marketing of modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 3. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300. Subsequent to the acquisition, the Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Trex Wood-Polymer Espana, S.L. (TWPE) for all years presented, and its wholly-owned subsidiary, Trex Commercial Products, Inc. (Trex Commercial Products), from date of acquisition of July 31, 2017. Intercompany accounts and transactions have been eliminated in consolidation.

TWPE was formed to hold the Company’s 35% equity interest in Denplax, S.A. (Denplax), a venture with a Spanish company responsible for public environmental programs in southern Spain and with an Italian equipment manufacturer. The venture was formed to recycle polyethylene at a facility in El Ejido, Spain. The Company’s investment in Denplax is accounted for using the equity method. During 2010, the Company determined that its investment in Denplax and a related note receivable were no longer recoverable and recorded a $2.4 million charge to earnings to fully reserve the equity investment and note. Both the equity investment and note remain fully reserved as of December 31, 2018.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2018, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products and for satisfied performance obligations for Trex Commercial products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. There was no material valuation allowance recorded as of December 31, 2018 and 2017.

In the years ended December 31, 2018, 2017 and 2016, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2018, two customers of the Company represented approximately 42% of the Company’s net sales. For the year ended December 31, 2017, two customers of the Company represented approximately 41% of the Company’s net sales. For the year ended December 31, 2016, two customers of the Company represented approximately 39% of the Company’s net sales. At December 31, 2018, four customers represented 31%, 19%, 13% and 12%, respectively, of the Company’s accounts receivable balance.

For each year ended December 31, 2018, 2017 and 2016, approximately 33% of the Company’s materials purchases were purchased from its four largest suppliers.

Inventories

Inventories for the Company’s wood-alternative decking and railing products are stated at the lower of cost (last-in, first-out, or LIFO, method) and market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2018, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $18.4 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.

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

Inventories for the Company’s railing and staging products for the commercial and multi-family market are stated at the lower of cost (first-in, first-out or FIFO method), using actual cost, and net realizable value. Work-in process includes estimated production costs.

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

The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting units is less than the carrying amount to determine if it should proceed with the evaluation of goodwill for impairment. The Company identified its reporting units based on the way it manages its operating segments. Each reporting unit constitutes a business with discrete financial information and operating segment management, at a level below the Company’s chief operating decision maker, regularly reviews the operating results of the reporting unit. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units. If the Company proceeds with the two-step impairment test, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

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

For the years ended December 31, 2018, 2017 and 2016, the Company completed its annual impairment test of goodwill utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting units are less than the carrying amounts. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2018, the Company had goodwill of $68.5 million that is reviewed annually for impairment.

Product Warranty

The Company warrants that its Trex Residential decking products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to Trex Signature® Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend®, Enhance®, Select® and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company also warrants its Trex Commercial products for one to three years. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.

Treasury Stock

The Company records the repurchase of shares of its common stock at cost. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Revenue Recognition

Effective January 1, 2018, the Company retrospectively adopted the requirements of Financial Accounting Standards Board Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (Topic 606).

The Company determined the appropriate revenue recognition for its contracts with customers by analyzing the type, terms and conditions of the contracts with customers. Topic 606 provides a single, comprehensive model for revenue recognition arising from contracts with customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the Company satisfies the performance obligation. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of the goods or services to a customer. Adoption of Topic 606 did not have an impact on the Company’s financial condition or results of operations. The following provides additional information about the Company’s contracts with customers.

Trex Residential Products

Trex Residential principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

Trex Commercial Products

Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.

Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2018, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted on December 22, 2017. Accordingly, the Company recognized the tax effects of the Act in its financial statements and related notes. As of December 31, 2018, the Company has a valuation allowance of $3.0 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2018, 2017 and 2016, research and development costs were $4.2 million, $3.8 million, and $3.7 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Significant production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2017 and 2016, $3.8 million, and $2.4 million, respectively, were included in prepaid expenses for production costs. At December 31, 2018 there were no production costs included in prepaid expenses.

For the years ended December 31, 2018, 2017 and 2016, branding expenses, including advertising expenses as described above, were $35.0 million, $31.0 million, and $24.8 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2018 and 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and issued subsequent amendments to the initial guidance in August 2015 within ASU No. 2015-14, in March 2016 within ASU No. 2016-08, in April 2016 within ASU No. 2016-10, in May 2016 within ASU No. 2016-12, and in December 2016 within ASU No. 2016-20 (collectively, Topic 606). The Company adopted Topic 606 on January 1, 2018 and applied Topic 606 under the full retrospective method. The Company determined the appropriate revenue recognition for its contracts with customers by analyzing the type, terms and conditions of its contracts with its customers. The Company has consistently applied the accounting policies to all periods presented in these Consolidated Financial Statements. Adoption of Topic 606 did not have an impact on the Company’s financial condition or results of operations other than increased disclosures. Refer to Note 12, “Revenue from Contracts with Customers,” for a discussion of the Company’s accounting policy related to revenue from contracts with customers

New Accounting Standards Not Yet Adopted

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting principles, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard allows an entity to elect to have a date of initial application as of the beginning of the period of adoption. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on January 1, 2019 and is currently planning on electing the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs and is evaluating the other practical expedients available under the guidance. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. Based on leases outstanding at December 31, 2018, the Company estimates the operating lease right of use asset and lease liability would have been in the range of $45 million to $50 million The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

3.	ACQUISITION

On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of SC Company for $71.8 million in cash. The Company used cash on hand and $30.0 million of funding from its existing revolving credit facility, which was fully paid on August 17, 2017, to acquire the assets. The acquired business designs, engineers and markets modular architectural railing and staging systems for the commercial and multi- family market, including sports stadiums and performing arts venues. As a result of the purchase, the Company gained access to growing commercial markets, expanded its custom design and engineering capabilities, and added the contract architect and specifier communities as new channels for its products.

The acquisition was accounted for using the acquisition method of accounting under U.S. Generally Accepted Accounting Principles, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The Company’s consolidated results of operations include the operating results of the acquired business from the date of acquisition. The Company’s consolidated balance sheets at December 31, 2018 and December 31, 2017 includes the acquired assets and any liabilities assumed.

Based on the Company’s valuation, total consideration of $71.8 million was allocated to the assets acquired and liabilities assumed, as follows (in thousands):

Accounts receivable, net	$8,357
Contract retainage	1,948
Inventories, net	2,344
Prepaid expenses and other assets	1,223
Revenues in excess of billings	3,463
Fixed assets, net	1,264
Intangible assets	4,900
Goodwill	57,938
Accounts payable	(3,990)
Accrued liabilities and other expenses	(2,329)
Billings in excess of revenues	(1,752)
Customer deposits	(1,562)

Total consideration	$71,804

Goodwill of $57.9 million is primarily attributable to the potential opportunity for the Company to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, an increase in the range of products the Company may offer its core customers, and intangible assets that do not qualify for separable or legal criterion, such as an assembled workforce. The amount of goodwill that was amortized and deductible for tax purposes in 2018 and 2017 was $3.9 million and $1.6 million, respectively. Primarily all of the goodwill was recorded to Trex Commercial. The fair value attributed to intangible assets, which consists of production backlog and trade names and trademarks, is being amortized straight line over 12 months and is based on the estimated economics of the assets. The fair value attributed to the intangible assets acquired and goodwill was based on assumptions and other information compiled by management, including independent valuations that utilized established valuation techniques.

During the year ended December 31, 2018, Trex Commercial generated $71.0 million of net sales and $2.7 million of net income, which included amortization expense of $2.9 million. From July 31, 2017, through December 31, 2017, Trex Commercial generated $21.8 million in net sales and incurred a net loss of $2.3 million, and which included $0.5 million of acquisition-related expenses and $2.0 million of amortization expense during the year ended December 31, 2017, which are included in selling, general and administrative expense.

4.	INVENTORIES

Inventories (at LIFO value) consist of the following as of December 31 (in thousands):

	2018	2017
Finished goods	$46,638	$32,986
Raw materials	27,321	19,432

Total FIFO (first-in, first out) inventories	73,959	52,418
Reserve to adjust inventories to LIFO value	(18,442)	(20,070)

Total LIFO inventories	$55,517	$32,348

Inventory related to the Company’s wood-alternative decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2018 and 2017.

Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31, 2018 and December 31, 2017, consist of $2.3 million and $2.2 million, respectively, of raw materials. The Company utilizes the FIFO method of accounting related to its commercial products.

5.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2018	2017
Revenues in excess of billings	$7,987	$4,841
Prepaid expenses	3,390	7,494
Contract retainage	2,469	1,449
Income tax receivable	471	2,230
Other	1,245	864

Total prepaid expenses and other assets	$15,562	$16,878

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill by reportable segment at December 31, 2018 and 2017 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.

Intangible assets consist of the following (in thousands):

	December 31, 2018	December 31, 2017
Intangible assets:
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900
Domain names	6,327	—

Total intangible assets	11,227	4,900

Accumulated amortization:
Customer backlog	(4,000)	(1,666)
Trade name and trademarks	(900)	(376)
Domain names	(285)	—

Total accumulated amortization	(5,185)	(2,042)

Intantible assets, net	$6,042	$2,858

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 12 months for customer backlog and trade names and trademarks and 15 years for domain names, which approximates the pattern in which the economic benefits are expected to be received. In May 2018, the Company purchased certain domain names for $6.3 million. We evaluate the recoverability of intangible assets periodically and consider events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the years ended December 31, 2018 and December 31, 2017, was $3.1 million and $2.0 million, respectively.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2018	2017
Building and improvements	$50,240	$49,403
Machinery and equipment	233,464	228,107
Furniture and fixtures	1,625	1,620
Forklifts and tractors	10,872	9,799
Computer equipment	10,142	9,680
Construction in process	16,392	5,954
Land	11,417	11,417

Total property, plant and equipment	334,152	315,980
Accumulated depreciation	(217,008)	(212,870)

Total property, plant and equipment, net	$117,144	$103,110

The Company had construction in process as of December 31, 2018 of approximately $16.4 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2019.

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 totaled $13.4 million, $14.7 million, and $14.2 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2018	2017
Sales and marketing costs	$25,379	$21,964
Compensation and benefits	19,124	14,818
Manufacturing costs	3,744	1,979
Customer deposits	2,058	1,230
Rent obligations	663	779
Billings in excess of revenues	512	1,842
Other	4,811	3,654

Total accrued expenses	$56,291	$46,266

9.	DEBT

The Company’s debt consists of a revolving credit facility. At December 31, 2018 and 2017, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2018, was $200 million.

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

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on its ability to generate sufficient cash flows from operations. To remain in compliance with financial covenants, the Company is required to maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization, all of which are subject to the risks of the business, some of which are discussed in this report under “Risk Factors.” The material financial covenants and restrictions do not permit the Company’s fixed charge coverage ratio to be less than 1.5 to 1.0 and do not permit the Company’s consolidated debt to consolidated EBITDA ratio to exceed 3.0 to 1.0, measured as of the end of each fiscal quarter (and in the case of Consolidated EBITDA, for the four-quarter period ending on such date). The Company was in compliance with all covenants contained in the Third Amended Credit Agreement at December 31, 2018. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2018 and 2017.

11.	STOCKHOLDERS’ EQUITY

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

Stock Split

On May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income	$134,572	$95,128	$67,847

Denominator:
Basic weighted average shares outstanding	58,739,670	58,785,118	58,789,118
Effect of dilutive securities:
Stock appreciation rights	176,700	198,642	250,238
Restricted stock	150,932	167,160	185,982

Diluted weighted average shares outstanding	59,067,302	59,150,920	59,225,338

Basic earnings per share	$2.29	$1.62	$1.16

Diluted earnings per share	$2.28	$1.61	$1.15

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Restricted stock	214	166	24
Stock appreciation rights	13,347	21,234	9,262

Stock Repurchase Programs

On October 22, 2015, the Board of Directors adopted a stock repurchase program of up to 3.15 million shares of the Company’s outstanding common stock (October 2015 Stock Repurchase Program). This authorization terminated on December 31, 2016. During 2016, the Company repurchased 1,578,952 shares for $53.3 million under the October 2015 Stock Repurchase Program.

On February 16, 2017, the Board of Directors authorized a common stock repurchase program of up to 2.961 million shares of the Company’s outstanding common stock (February 2017 Stock Repurchase Program). The Company made no repurchases under the February 2017 Stock Repurchase Program.

On February 16, 2018, the Board of Directors terminated the February 2017 Stock Repurchase Program and adopted a new stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (February 2018 Stock Repurchase Program). As of the date of this report, the Company has repurchased 459,321 shares under the February 2018 Stock Repurchase Program.

12.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Trex Residential Products

Trex Residential principally generates revenue from the manufacture and sale of its high performance, low maintenance composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.

For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any amount offered under a sales incentive program. The Company recognizes an account receivable (contract asset) for the amount of revenue recognized as it has an unconditional right to consideration at the time of shipment and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers based on the payment terms applicable to each individual contract and the customer pays in accordance with the billing terms specified in the purchase order, which is less than one year. The related accounts receivables are included in “Accounts receivable, net” in the Consolidated Balance Sheets.

Trex Residential may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, Trex Residential may offer a payment discount. It estimates the payment discount that it believes will be taken by the customer based on prior history.

Trex Residential pays commissions to certain employees. However, the sales commissions are not directly attributable to identifiable contracts, are discretionary in nature and are based on other factors not related to obtaining a contract, such as individual performance, profitability of the entity, annual sales targets, etc. These costs are included in selling, general and administrative expenses as incurred. Trex Residential does not grant contractual product return rights to customers other than pursuant to its assurance product warranty (see related disclosure on product warranties in Note 19, “Commitments and Contingencies”). Trex Residential accounts for all shipping and handling fees invoiced to the customer in net sales and the related costs in cost of sales.

Trex Commercial Products

Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.

Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2018, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements. In accordance with ASC 606-10-50-15, the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $49.1 million as of December 31, 2018. The Company will recognize this revenue as performance obligations are satisfied, which is expected to occur within the next 18 months.

The Company recognizes an account receivable (contract asset) for satisfied performance obligations as it has an unconditional right to consideration and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers on the accounts receivable based on the payment terms applicable to each individual contract and the customer pays in less than one year. Accounts receivables are included in “Accounts receivable, net” in the Consolidated Balance Sheets.

In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material as of and for the year ended December 31, 2018.

Trex Commercial pays sales commissions that are directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission is one year or less then the Company recognizes the commission expense as incurred. Otherwise, the Company capitalizes the commission and amortizes it on a straight-line basis over the life of the contract. Trex Commercial does not grant contractual product return rights to customers other than pursuant to its assurance product warranty. All shipping and handling fees invoiced to the customer are included in net sales and the related costs are included in cost of sales.

For the years ended December 31, 2018 and December 31, 2017, net sales were disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Year Ended December 31, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$613.229	$—	$613,229
Products transferred over time and fixed price contracts	—	71,021	71,021

	$613,229	$71,021	$684,250

Year Ended December 31, 2017	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$543,346	$—	$543,346
Products transferred over time and fixed price contracts	—	21,807	21,807

	$543,346	$21,807	$565,153

13.	STOCK-BASED COMPENSATION

On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (Plan), which was previously approved by the Board of Directors on February 19, 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan, as previously disclosed. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000.

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

	Year Ended December 31,
	2018	2017	2016
Time-based restricted stock and time-based restricted stock units	$2,687	$1,992	$2,281
Performance-based restricted stock and performance-based restricted stock units	3,144	2,805	2,210
Stock appreciation rights	370	251	184
Employee stock purchase plan	143	139	113

Total stock-based compensation	$6,344	$5,187	$4,788

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock and Time-Based Restricted Stock Units

The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2018, 2017 and 2016 was $5.1 million, $5.5 million, and $1.7 million, respectively. At December 31, 2018, there was $4.2 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 2.7 years.

Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2015	215,814	$14.72
Granted	115,748	$18.82
Vested	(87,696)	$21.17
Forfeited	(266)	$21.95

Nonvested at December 31, 2016	243,600	$15.80
Granted	72,402	$36.27
Vested	(162,372)	$14.45
Forfeited	(512)	$18.68

Nonvested at December 31, 2017	153,118	$26.90
Granted	87,264	$54.72
Vested	(84,550)	$26.65
Forfeited	(284)	$35.05

Nonvested at December 31, 2018	155,548	$42.68

Performance-based Restricted Stock and Performance-Based Restricted Stock Units

The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2018, 2017, and 2016 there was $1.6 million, $1.8 million, and $1.2 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.5 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2015	58,194	$19.69
Granted	89,850	$17.92
Vested	(29,898)	$17.86
Forfeited	(1,314)	$16.85

Nonvested at December 31, 2016	116,832	$18.32
Granted	86,614	$28.77
Vested	(86,788)	$18.64
Forfeited	—	$—

Nonvested at December 31, 2017	116,658	$25.85
Granted	80,570	$35.26
Vested	(106,022)	$23.52
Forfeited	—	$—

Nonvested at December 31, 2018	91,206	$36.86

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

As of December 31, 2018, there was $0.4 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. There were no SARs issued in the year ended December 31, 2016. For SARs issued in the years ended December 31, 2018 and December 31, 2017, respectively, the assumptions shown in the following table were used:

	December 31,
	2018	2017
Dividend yield	0%	0%
Average risk-free interest rate	2.7%	2.0%
Expected term (years)	5	5
Expected volatility	40.5%	42.3%

Dividend Yield. The Company has never paid cash dividends on its common stock.

Average Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2018 and 2017 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

The Company recognizes forfeitures as they occur.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2018 and December 31, 2017 was $22.09 and $13.99, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2018
Outstanding at December 31, 2015	524,154	$6.57
Granted	—	$—
Exercised	(248,704)	$5.55
Canceled	—	$—

Outstanding at December 31, 2016	275,450	$9.79
Granted	37,478	$35.38
Exercised	(34,812)	$8.07
Canceled	—	$—

Outstanding at December 31, 2017	278,116	$13.45
Granted	21,260	$56.59
Exercised	(60,900)	$5.27
Canceled	—	$—

Outstanding at December 31, 2018	238,476	$19.26	5.3	$9,562,603
Vested at December 31, 2018	192,232	$13.08	4.5	$8,896,335
Exercisable at December 31, 2018	192,232	$13.08	4.5	$8,896,335

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 1,200,000. Through December 31, 2018, employees had purchased approximately 874,235 shares under the plan.

14.	LEASES

The Company leases office space, storage warehouses and certain office and plant equipment under various operating leases. Minimum annual payments under these non-cancelable leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$10,998
2020	9,317
2021	8,952
2022	6,901
2023	6,576
Thereafter	19,080

Total minimum lease payments	$61,824

For the years ended December 31, 2018, 2017 and 2016, the Company recognized rental expenses of approximately $10.0 million, $9.1 million, and $9.9 million, respectively.

15.	EMPLOYEE BENEFIT PLANS

The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements. The plans cover substantially all of the Company’s full-time employees. One of the plans provides for the Company to match contributions equal to 100% of an employee’s contribution to the plan up to 6% of base salary. The other plan provides for the Company to match $0.25 in 2018 and $0.50 beginning in 2019 for every $1.00 contributed by an employee to the plan up to 6% of compensation.

The Company’s contributions to the plans totaled $4.2 million, $3.0 million, and $2.5 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

16.	INCOME TAXES

Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax provision:
Federal	$33,578	$41,177	$26,752
State	7,674	5,420	2,798

	41,252	46,597	29,550

Deferred income tax provision:
Federal	988	1,177	5,217
State	49	(983)	216

	1,037	194	5,433

Total income tax provision	$42,289	$46,791	$34,983

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
U.S. Federal statutory taxes	$37,141	$49,671	$35,990
State and local taxes, net of U.S. Federal benefit	7,716	5,110	3,747
Permanent items	470	576	396
Excess tax benefits from vesting or settlement of stock compensation awards	(2,368)	(1,454)	(1,749)
Domestic production activities deduction	—	(4,376)	(2,740)
Federal credits	(662)	(534)	(488)
Other	(8)	(2,202)	(173)

Total income tax provision	$42,289	$46,791	$34,983

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$79	$123
Residential product warranty reserve	7,804	8,876
Stock-based compensation	1,725	1,823
Accruals not currently deductible and other	3,928	1,838
Inventories	4,682	3,783
State tax credit carryforwards	3,400	3,619

Gross deferred tax assets, before valuation allowance	21,618	20,062
Valuation allowance	(3,015)	(3,096)

Gross deferred tax assets, after valuation allowance	18,603	16,966

Deferred tax liabilities:
Depreciation	(13,893)	(12,046)
Goodwill amortization	(3,774)	(2,781)
Inventories and other	(3,061)	(3,228)

Gross deferred tax liabilities	(20,728)	(18,055)

Net deferred tax liability	$(2,125)	$(1,089)

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

The Company has recognized the tax effects of the Tax Cuts and Jobs Act (Act) in its consolidated financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets and deferred tax liabilities that existed as of the enactment date and that reversed after the Act’s effective date of January 1, 2018 were adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets and deferred tax liabilities resulted in a tax benefit of $1.9 million for the year ended

December 31, 2017, which is included in “Other” in the above tax rate reconciliation. The Company finalized its analysis of the Act and completed its calculation, which did not affect the measurement of these balances nor give rise to new deferred tax amounts. As of December 31, 2018, the Company had a valuation allowance of $3.0 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company realized $2.4 million and $1.5 million of excess tax benefits during 2018 and 2017, respectively, related to share-based compensation awards.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2018, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2018, Federal tax years 2015 through 2018 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

17.	SEGMENT INFORMATION

Prior to July 31, 2017, the Company operated in one reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two reportable segments:

•

Trex Residential manufactures wood-alternative decking and railing and related products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential net sales were $613.2 million, $543.3 million, and $479.6 million in the years ended December 31, 2018, 2017, and 2016, respectively.

•

Trex Commercial designs, engineers, and markets modular and architectural railing and staging systems for commercial and multi-family market, including sports stadiums and performing arts venues. The segment’s products are sold through architects, specifiers, contractors, and others doing business within the segment’s commercial market. Trex Commercial net sales were $71.0 million in the year ended December 31, 2018, and $21.8 million from the date of acquisition through December 31, 2017.

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial operations. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data includes data for Trex Residential for the years ended December 31, 2018 and December 31, 2017, and data for Trex Commercial for the year ended December 31, 2018, and for the year ended December 31, 2017 from the date of the acquisition of SC Company through December 31, 2017 (in thousands):

	Year ended December 31, 2018
	Trex Residential	Trex Commercial	Total
Net sales	$613,229	$71,021	$684,250
Net income	$131,823	$2,749	$134,572
EBITDA	$186,268	$6,868	$193,136
Depreciation and amortization	$13,216	$3,251	$16,467
Income tax expense	$41,421	$868	$42,289
Capital expenditures	$31,392	$2,424	$33,816
Total assets	$380,682	$84,440	$465,122

Reconciliation of net income to EBITDA:

	Year Ended December 31, 2018
	Trex Residential	Trex Commercial	Total
Net income	$131,823	$2,749	$134,572
Interest (income) expense, net	(192)	—	(192)
Taxes	41,421	868	42,289
Depreciation and amortization	13,216	3,251	16,467

EBITDA	$186,268	$6,868	$193,136

	Year ended December 31, 2017
	Trex Residential	Trex Commercial	Total
Net sales	$543,346	$21,807	$565,153
Net income (loss)	$97,412	$(2,284)	$95,128
EBITDA	$160,382	$(1,272)	$159,110
Depreciation and amortization	$14,598	$2,132	$16,730
Income tax expense (benefit)	$47,911	$(1,120)	$46,791
Capital expenditures	$14,989	$51	$15,040
Total assets	$247,817	$78,410	$326,227

Reconciliation of net income to EBITDA:

	Year Ended December 31, 2017
	Trex Residential	Trex Commercial	Total
Net income (loss)	$97,412	$(2,284)	$95,128
Interest	461	—	461
Taxes	47,911	(1,120)	46,791
Depreciation and amortization	14,598	2,132	16,730

EBITDA	$160,382	$(1,272)	$159,110

18.	SEASONALITY

The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality; however, they are driven by the timing of individual projects, which may vary each quarterly period.

19.	COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2018, the Company purchased substantially all of its reclaimed wood fiber requirements under purchase orders which do not involve long-term supply commitments. All of the Company’s scrap polyethylene, aluminum and stainless steel purchases are under short-term supply contracts that may average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2018, the Company has purchase commitments under material supply contracts of $19.0 million, $7.6 million, and $0.03 million for the years ending December 31, 2019, 2020, and 2021, respectively.

Product Warranty

The Company warrants that its Trex Residential products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use, excluding Trex Signature® Railing, which has a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend®, Trex Enhance®, Trex Select® and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company also warrants its Trex Commercial products for one to three years.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the year ended December 31, 2018, was lower than the Company’s expectations and considerably lower than the number of claims received in the year ended December 31, 2017, continuing the historical year-over-year decline in incoming claims. The favorable experience in incoming claims was offset, in part, by increased average settlement cost per claim experienced in the year ended December 31, 2018. The Company believes its reserve at December 31, 2018 is sufficient to cover future surface flaking obligations and no adjustments were required in the current year.

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

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2018
	Surfac eFlaking	Other Residential	Total
Beginning balance, January 1	$28,158	$6,841	$34,999
Provisions and changes in estimates	—	1,104	1,104
Settlements made during the period	(4,207)	(1,142)	(5,349)

Ending balance, December 31	$23,951	$6,803	$30,754

	Year Ended December 31, 2017
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$33,847	$3,845	$37,692
Provisions and changes in estimates	—	4,268	4,268
Settlements made during the period	(5,689)	(1,272)	(6,961)

Ending balance, December 31	$28,158	$6,841	$34,999

20.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(In thousands, except share and per share data)
Net sales	$139,971	$166,380	$206,692	$171,207	$122,212	$140,194	$157,941	$144,806
Gross profit	$59,856	$67,210	$91,115	$76,713	$50,906	$55,284	$72,014	$65,169
Net income	$25,171	$29,471	$42,820	$37,110	$18,299	$20,098	$28,782	$27,949
Basic net income per share	$0.43	$0.50	$0.73	$0.63	$0.31	$0.34	$0.49	$0.48
Basic weighted average common shares outstanding	58,603,537	58,741,973	58,760,753	58,855,156	58,825,696	58,808,098	58,778,916	58,726,420
Diluted net income per share	$0.43	$0.50	$0.73	$0.63	$0.31	$0.34	$0.49	$0.48
Diluted weighted average common shares outstanding	58,936,795	59,084,117	59,051,413	59,199,622	59,222,258	59,156,432	59,100,836	59,122,812

The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality; however, they are driven by the timing of individual projects, which may vary each quarterly period.

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

On May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented have been retroactively adjusted to reflect the stock split.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Descriptions	Balance at Beginning of Period	Additions (Reductions) Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2018:
Trex Residential product warranty reserve	$34,999	$1,104	$(5,349)	$30,754

Income tax valuation allowance	$3,096	$—	$(81)	$3,015

Year ended December 31, 2017:
Trex Residential product warranty reserve	$37,692	$4,268	$(6,961)	$34,999

Income tax valuation allowance	$4,061	$—	$(965)	$3,096

Year ended December 31, 2016:
Trex Residential product warranty reserve	$33,522	$10,852	$(6,682)	$37,692

Income tax valuation allowance	$4,582	$—	$(521)	$4,061

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 14, 2019	By:	/S/ JAMES E. CLINE
James E. Cline President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 14, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ JAMES E. CLINE James E. Cline	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Chairman

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ RICHARD E. POSEY Richard E. Posey	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC. Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 31, 2017 and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018. Filed as Exhibit 3.3 to the Company’s Quarter Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.

3.4	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 7, 2008 and incorporated herein by reference.

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.

4.2	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.3	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.4	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.5	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.6	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.7	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

Exhibit Number	Exhibit Description

4.8	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia. Filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

4.9	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.

10.1	Description of Management Compensatory Plans and Arrangements. Filed herewith. **

10.2	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference. **

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on October 24, 2018. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 and incorporated herein by reference. **

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 and incorporated herein by reference. **

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.7	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference. **

10.8	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.9	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 8, 2015 and incorporated herein by reference. **

10.10	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference. **

10.11	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference. **

10.12	Retention Agreement, dated as of July 24, 2012, between Trex Company, Inc. and James E. Cline. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 and incorporated herein by reference. **

Exhibit Number	Exhibit Description

10.13	Form of Retention Agreement for Company Officers dated May 2, 1018. Filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference. **

10.14	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.15	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.16	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.17	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.

10.18	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.

21	Subsidiaries of the Company. Filed herewith.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.