Form 10-Q
period 2019-03-31
TREX CO INC
filed 2019-04-29
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of the registrant’s common stock, listed on the New York Stock Exchange under the symbol “TREX”, par value $.01 per share, outstanding at April 25, 2019 was 58,501,881 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$179,571	$171,207
Cost of sales	110,206	94,494

Gross profit	69,365	76,713
Selling, general and administrative expenses	30,166	28,959

Income from operations	39,199	47,754
Interest (income) expense, net	(56)	229

Income before income taxes	39,255	47,525
Provision for income taxes	7,700	10,415

Net income	$31,555	$37,110

Basic earnings per common share	$0.54	$0.63

Basic weighted average common shares outstanding	58,543,478	58,855,156

Diluted earnings per common share	$0.54	$0.63

Diluted weighted average common shares outstanding	58,829,177	59.199,622

Comprehensive income	$31,555	$37,110

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March, 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,907	$105,699
Accounts receivable, net	219,345	91,163
Inventories	50,156	57,801
Prepaid expenses and other assets	13,877	15,562

Total current assets	291,285	270,225
Property, plant and equipment, net	122,492	117,144
Goodwill and other intangibles	74,399	74,503
Operating lease assets	44,251	—
Other assets	3,218	3,250

Total assets	$535,645	$465,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,528	$31,084
Accrued expenses and other liabilities	42,647	56,291
Accrued warranty	5,400	5,400
Line of credit	35,000	—

Total current liabilities	106,575	92,775
Operating lease liabilities	38,764	—
Deferred income taxes	2,125	2,125
Non-current accrued warranty	24,934	25,354
Other long-term liabilities	90	1,905

Total liabilities	172,488	122,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 70,109,157 and 69,998,336 shares issued and 58,537,485 and 58,551,653 shares outstanding at March 31, 2019 and December 31, 2018, respectively	701	700
Additional paid-in capital	121,592	124,224
Retained earnings	448,497	416,942
Treasury stock, at cost, 11,571,672 and 11,446,683 shares at March 31, 2019 and December 31, 2018, respectively	(207,633)	(198,903)

Total stockholders’ equity	363,157	342,963

Total liabilities and stockholders’ equity	$535,645	$465,122

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock purchase and option plans	24,472	—	302	—	—	—	302
Shares withheld for taxes on share-based payment awards	(74,010)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	160,359	1	2,793	—	—	—	2,794
Shares repurchased under our publicly announced share repurchase programs	(124,989)	—	—	—	124,989	(8,730)	(8,730)

Balance, March 31, 2019	58,537,485	$701	$121,592	$448,497	11,571,672	$(207,633)	$363,157

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	58,856,860	$698	$121,694	$282,370	10,987,362	$(173,512)	$231,250
Net income	—	—	—	37,110	—	—	37,110
Employee stock purchase and option plans	26,832	—	195	—	—	—	195
Shares withheld for taxes on share-based payment awards	(13,028)	—	(3,782)	—	—	—	(3,782)
Stock-based compensation	80,988	1	2,295	—	—	—	2,296
Shares repurchased under our publicly announced share repurchase programs	(100,044)	—	—	—	100,044	(5,210)	(5,210)

Balance, March 31, 2018	58,851,608	$699	$120,402	$319,480	11,087,406	$(178,722)	$261,859

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$31,555	$37,110
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,425	4,765
Stock-based compensation	2,793	2,295
Loss (gain) on disposal of property, plant and equipment	10	(22)
Changes in operating assets and liabilities:
Accounts receivable	(128,182)	(139,643)
Inventories	7,645	(7,928)
Prepaid expenses and other assets	1,214	118
Accounts payable	(7,556)	13,770
Accrued expenses and other liabilities	(27,332)	(18,972)
Income taxes receivable/payable	6,438	10,399

Net cash used in operating activities	(109,990)	(98,108)

Investing Activities
Expenditures for property, plant and equipment	(8,647)	(5,435)
Proceeds from sales of property, plant and equipment	—	24

Net cash used in investing activities	(8,647)	(5,411)

Financing Activities
Borrowings under line of credit	35,000	92,500
Principal payments under line of credit	—	(8,000)
Repurchases of common stock	(14,457)	(8,993)
Proceeds from employee stock purchase and option plans	302	197

Net cash provided by financing activities	20,845	75,704

Net decrease in cash and cash equivalents	(97,792)	(27,815)
Cash and cash equivalents, beginning of period	105,699	30,514

Cash and cash equivalents, end of period	$7,907	$2,699

Supplemental Disclosure:
Cash paid for interest	$11	$62
Cash paid (received) for income taxes, net	$1,262	$(21)

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience, which are marketed under the brand name Trex®. The Company manufactures and distributes high-performance, low-maintenance wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540) 542-6300.

2.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the accompanying condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Trex Wood-Polymer Espana, S.L. and Trex Commercial Products, Inc., for all periods presented.

The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included in the Annual Report of Trex Company, Inc. on Form 10-K, as filed with the U.S. Securities and Exchange Commission.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods or services. The ASU supersedes Subtopic 505-50, “Equity—Equity-Based Payment to Non-Employees.” Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU was effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted the guidance on January 1, 2019. Adoption did not have an impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01, in July 2018 within ASU Nos. 2018-10 and 2018-11, in December 2018 within ASU No. 2018-20, and in March 2019 within ASU No. 2019-01 (collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use asset and a lease liability. The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense. The Company adopted the standard on January 1, 2019, and elected the transition method of adoption, which allowed the Company to apply the standard as of the beginning of the period of adoption. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. Nonlease components include certain maintenance services provided by the lessor and the related consideration is specified on a stand-alone basis in the applicable lease agreements. Adoption of the standard had a significant impact on the Company’s condensed consolidated balance sheet due to the recognition of a right-of-use asset and lease liability of $45.8 million and $47.2 million, respectively, upon adoption. As the Company’s leases do not provide an implicit rate that can be readily determined, the Company used its incremental borrowing rate based on the information available at the implementation date in determining the present value of lease payments.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)”. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company intends to adopt the guidance on January 1, 2020, and is assessing the impact on its financial condition and results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on January 1, 2020. The Company continues to evaluate the guidance and does not believe adoption will have a material impact on its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments.” The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (CECL) model. The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach. The Company intends to adopt the guidance on January 1, 2020. The Company continues to evaluate the guidance and does not believe adoption will have a material impact on its financial condition or results of operations.

5.	INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$34,124	$46,638
Raw materials	32,245	27,321

Total FIFO (first-in, first-out) inventories	66,369	73,959
Reserve to adjust inventories to LIFO value	(18,442)	(18,442)

Total LIFO inventories	$47,927	$55,517

The Company utilizes the LIFO method of accounting related to its wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. As of March 31, 2019, management estimates that interim inventory balances will be replenished by year-end and there were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2019 or 2018.

Inventories valued at lower of cost (FIFO method) and net realizable value were $2.2 million at March 31, 2019 and $2.3 million at December 31, 2018, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its railing and staging systems for the commercial and multi-family market.

6.	PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Revenues in excess of billings	$7,140	$7,987
Prepaid expenses	3,647	3,390
Contract retainage	2,586	2,469
Income tax receivable	—	471
Other	504	1,245

Total prepaid expenses and other assets	$13,877	$15,562

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Intangible assets:
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900
Domain names	6,327	6,327

Total intangible assets	11,227	11,227

Accumulated amortization:
Customer backlog	(4,000)	(4,000)
Trade name and trademarks	(900)	(900)
Domain names	(389)	(285)

Total accumulated amortization	(5,289)	(5,185)

Intangible assets, net	$5,938	$6,042

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 12 months for customer backlog and trade names and trademarks and 15 years for domain names, which approximates the pattern in which the economic benefits are expected to be received. In May 2018, the Company purchased certain domain names for $6.3 million. We evaluate the recoverability of intangible assets periodically and consider events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $0.1 million and $1.2 million, respectively. As of March 31, 2019, the Company had goodwill of $68.5 million.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Sales and marketing	$12,906	$25,379
Compensation and benefits	5,204	19,124
Operating lease liabilities	6,859	—
Income taxes	6,138	—
Customer deposits	2,722	2,058
Manufacturing costs	2,146	3,744
Billings in excess of revenues	747	512
Other	5,925	5,474

Total accrued expenses and other liabilities	$42,647	$56,291

9.	DEBT

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

The Company had $35 million in outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $215 million at March 31, 2019.

Compliance with Debt Covenants and Restrictions

The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of March 31, 2019, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

10.	LEASES

The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company determines if an arrangement is a lease at inception. The arrangement is a lease if it conveys the right to the Company to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Operating leases are included in operating lease right-of-use (ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the condensed consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the condensed consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. The Company’s operating leases have remaining lease terms of 1 year to 10 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the three months ended March 31, 2019, total operating lease cost was $2.1 million. The weighted average remaining lease term and weighted average discount rate at March 31, 2019 were 7 years and 3.67%, respectively.

The following table includes supplemental cash flow information for the three months ended March 31, 2019 and supplemental balance sheet information at March 31, 2019 related to operating leases (in thousands):

Supplemental cash flow information (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,118
Operating ROU assets obtained in exchange for lease liabilities	$388

Supplemental balance sheet information (in thousands)
Operating lease ROU assets	$44,251
Operating lease liabilities:
Accrued expenses and other current liabilities	$6,859
Operating lease liabilities	38,764

Total operating lease liabilities	$45,623

The following table includes maturities of operating lease liabilities at March 31, 2019 (in thousands):

Maturities of operating lease liabilities
2019 (excluding the three months ended March 31, 2019)	$6,321
2020	8,290
2021	8,095
2022	6,278
2023	5,932
Thereafter	17,063

Total lease payments	51,979
Less imputed interest	(6,356)

Total operating liabilities	$45,623

11.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

12.	STOCKHOLDERS’ EQUITY

Second Certificate of Amendment to the Restated Certificate of Incorporation

The Company’s Board of Directors unanimously approved a Second Certificate of Amendment to the Restated Certificate of Incorporation (Second Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Second Amendment, effective as of May 2, 2018. The Amendment increased the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Second Amendment was filed with the Delaware Secretary of State on May 2, 2018.

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

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income available to common shareholders	$31,555	$37,110

Denominator:
Basic weighted average shares outstanding	58,543,478	58,855,156
Effect of dilutive securities:
Stock appreciation rights and options	154,076	194,056
Restricted stock	131,623	150,410

Diluted weighted average shares outstanding	58,829,177	59,199,622

Basic earnings per share	$0.54	$0.63

Diluted earnings per share	$0.54	$0.63

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Stock appreciation rights	12,813	5,433

Stock Repurchase Program

On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the date of this report, the Company has repurchased 584,310 shares of the Company’s outstanding common stock under the Stock Repurchase Program.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the three months ended March 31, 2019, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements. In accordance with ASC 606-10-50-15, the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $45.1 million as of March 31, 2019. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.

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

In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities) in the Condensed Consolidated Balance Sheet. These assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities were not material as of and for the three months ended March 31, 2019.

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

For the three months ended March 31, 2019 and 2018, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended March 31, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$165,479	$—	$165,479
Products transferred over time and fixed price contracts	—	14,092	14,092

	$165,479	$14,092	$179,571

Three Months Ended March 31, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$155,200	$—	$155,200
Products transferred over time and fixed price contracts	—	16,007	16,007

	$155,200	$16,007	$171,207

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of March 31, 2019, the total number of shares available for future issuance are 5,784,704.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2019:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	26,158	$77.61
Performance-based restricted stock units (a)	80,104	$47.89
Stock appreciation rights	24,536	$77.70

(a)

Includes 32,462 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2019, and adjustments of 27,154, 14,900 and 5,588 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2016, 2017, and 2018, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2019 and 2018 the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Weighted-average fair value of grants	$29.56	$44.17
Dividend yield	0%	0%
Average risk-free interest rate	2.5%	2.7%
Expected term (years)	5	5
Expected volatility	39.1%	40.4%

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

	Three Months Ended March 31,
	2019	2018
Stock appreciation rights	$295	$202
Time-based restricted stock and restricted stock units	1,149	822
Performance-based restricted stock and restricted stock units	1,314	1,249
Employee stock purchase plan	35	33

Total stock-based compensation	$2,793	$2,306

Total unrecognized compensation cost related to unvested awards as of March 31, 2019 was $8.9 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 19.6% and 21.9%, respectively, which resulted in expense of $7.7 million and $10.4 million, respectively. The decrease of 2.3% in the effective tax rate was primarily due to a current year increase in excess tax benefits from the exercise of share-based payments against lower year-over-year income before taxes.

During the three months ended March 31, 2019 and 2018, the Company realized $2.3 million and $1.7 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2019, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2019, for certain tax jurisdictions tax years 2015 through 2018 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION

The Company operates in two reportable segments:

•

Trex Residential manufactures wood-alternative decking and residential railing and related products marketed under the brand name Trex®. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential net sales were $165.5 million and $155.2 million in the three months ended March 31, 2019 and 2018, respectively.

•

Trex Commercial designs, engineers, and markets modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Trex Commercial products are marketed to architects, specifiers, contractors, and others doing business within the commercial and multi-family market. Trex Commercial net sales were $14.1 million and $16.0 million in the three months ended March 31, 2019 and 2018, respectively.

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31, 2019 and 2018 includes data for Trex Residential and Trex Commercial (in thousands):

	Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total
Net sales	$165,479	$14,092	$179,571
Net income	$31,255	$300	$31,555
EBITDA	$42,067	$526	$42,593
Depreciation and amortization	$3,268	$126	$3,394
Income tax expense	$7,600	$100	$7,700
Capital expenditures	$7,694	$953	$8,647
Total assets	$448,303	$87,342	$535,645

Reconciliation of net income to EBITDA (in thousands):

	Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total
Net income	$31,255	$300	$31,555
Interest income, net	(56)	—	(56)
Income tax expense	7,600	100	7,700
Depreciation and amortization	3,268	126	3,394

EBITDA	$42,067	$526	$42,593

	Three Months Ended March 31, 2018
	Trex Residential	Trex Commercial	Total
Net sales	$155,200	$16,007	$171,207
Net income (loss)	$37,580	$(470)	$37,110
EBITDA	$51,834	$653	$52,487
Depreciation and amortization	$3,453	$1,280	$4,733
Income tax expense (benefit)	$10,572	$(157)	$10,415
Capital expenditures	$5,043	$392	$5,435
Total assets	$366,400	$78,984	$445,384

Reconciliation of net income to EBITDA:

	Three Months Ended March 31, 2018
	Trex Residential	Trex Commercial	Total
Net income (loss)	$37,580	$(470)	$37,110
Interest expense, net	229	—	229
Income tax expense (benefit)	10,572	(157)	10,415
Depreciation and amortization	3,453	1,280	4,733

EBITDA	$51,834	$653	$52,487

17.	SEASONALITY

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

Product Warranty

The Company warrants that its Trex Residential decking and railing products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. The Company also warrants its Trex Commercial products for one to three years.

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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the three months ended March 31, 2019 was lower than the Company’s expectations and lower than the number of claims received in the three months ended March 31, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the three months ended March 31, 2019 was also lower than the Company’s expectations and lower than the average settlement cost per claim experienced in the three months ended March 31, 2018.

The Company believes its reserve at March 31, 2019 is sufficient to cover future surface flaking obligations and no adjustments were required in the current quarter. The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.3 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	505	505
Settlements made during the period	(633)	(292)	(925)

Ending balance, March 31	$23,318	$7,016	$30,334

	Three Months Ended March 31, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,157	$6,842	$34,999
Provisions and changes in estimates	—	819	819
Settlements made during the period	(1,000)	(243)	(1,243)

Ending balance, March 31	$27,157	$7,418	$34,575

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXPLANATORY NOTE: On May 2, 2018, the Board of Directors of the Trex Company, Inc. (Company, we or our) approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

The following management discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; and the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences.

OVERVIEW

Operations and Products: Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is focused on using renewable resources within both our Residential and Commercial segments.

Trex Residential is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, residential railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly and made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

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

Railing

Our residential railing products are Trex Transcend Railing, Trex Select Railing, and Trex Signature® aluminum railing. Trex Transcend Railing, our composite railing made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature aluminum railing, made from a minimum of 50 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

Trex Commercial is a leading national provider of custom-engineered railing and staging systems. Trex Commercial Products designs and engineers custom solutions, which are prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, and event production and rental markets. With a team of devoted engineers, and industry-leading reputation for quality and dedication to customer service, Trex Commercial markets to architects, specifiers, contractors, and building owners.

Trex offers the following products through Trex Commercial:

Architectural Railing Systems

Our architectural railing systems are pre-engineered guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices.

Aluminum Railing Systems

Trex Signature® aluminum railing collection, made from a minimum of 50 percent recycled content, combines superior styling with the unparalleled strength of aluminum – making it an ideal railing choice for a variety of commercial settings. Its straightforward, unobtrusive design features traditional balusters and contemporary vertical rods, and can be installed with continuously graspable rail options for added safety, comfort and functionality. Trex Signature is available in three colors – charcoal black, bronze and classic white – and is available in a variety of stock lengths.

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

Highlights for the three months ended March 31, 2019:

•	Increase in net sales of 4.9%, or $8.4 million, to $179.6 million for the three months ended March 31, 2019, over net sales of $171.2 million for the three months ended March 31, 2018.

•

Gross profit as a percentage of net sales, gross margin, was 38.6% in the 2019 quarter compared to 44.8% in the 2018 quarter. The decrease in gross profit was primarily related to new product startup costs and slower than normal production ramp-up on those products. Additionally, our Fernley, NV facility had two equipment failures during the quarter which resulted in the loss of two lines for approximately 30 days each. Those lines are now back in full production.

•	Repurchase of 124,989 shares of our outstanding common stock under our Stock Repurchase Program, for a total of 584,310 shares repurchased under the program to date.

Net Sales. Net sales consist of sales and freight, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers of our Trex Residential products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial are driven by the timing of individual projects, which may vary each quarterly period.

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

Product Warranty. We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We also warrant our Trex Commercial products for 1 to 3 years.

We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of incoming claims received in the three months ended March 31, 2019 was lower than our expectations and lower than the claims received in the three months ended March 31, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the three months ended March 31, 2019 was also lower than our expectations and lower than the average settlement cost per claim experienced in the three months ended March 31, 2018. We believe that our reserve at March 31, 2019 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2019	2018
Claims open, beginning of period	2,021	2,306
Claims received (1)	176	253
Claims resolved (2)	(255)	(521)

Claims open, end of period	1,942	2,038

Average cost per claim (3)	$2,407	$2,747

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

RESULTS OF OPERATIONS

Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2019 (2019 quarter) compared to the three months ended March 31, 2018 (2018 quarter).

Three Months Ended March 31, 2019 Compared To The Three Months Ended March 31, 2018

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$179,571	$171,207	$8,364	4.9%
Trex Residential net sales	$165,479	$155,200	$10,279	6.6%
Trex Commercial net sales	$14,092	$16,007	$(1,915)	(12.0)%

The 4.9% increase in total net sales in the 2019 quarter compared to the 2018 quarter was due primarily to volume growth at Trex Residential. The volume growth was positively impacted by continued strength in the residential remodeling sector, our marketing programs at Trex Residential aimed at taking market share from wood, expansion of stocking positions in all residential sales channels, and the healthy demand across our full suite of outdoor living products with decking and railing products as growth contributors. Sales growth during the 2019 quarter was constrained due to the startup of production of new residential products. The increase in total net sales was offset by a decrease in Trex Commercial net sales, primarily due to reduced volume.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$110,206	$94,494	$15,712	16.6%
% of total net sales	61.4%	55.2%
Gross profit	$69,365	$76,713	$(7,348)	(9.6)%
Gross margin	38.6%	44.8%

Gross profit as a percentage of net sales, gross margin, was 38.6% in the 2019 quarter compared to 44.8% in the 2018 quarter. Gross margin for Trex Residential and Trex Commercial products in the 2019 quarter totaled 40.2% and 20.5%, respectively, compared to 47.6% and 17.7%, respectively, in the 2018 quarter. The decrease in residential gross profit was related to new product startup costs and slower than normal production ramp-up on those products. First half 2019 residential margin performance will continue to reflect startup costs associated with the new product production. Additionally, our Fernley, NV facility had two equipment failures during the quarter which resulted in the loss of two lines for approximately 30 days each. Those lines are now back in full production. We expect to experience reduced throughput and related expenses in Nevada during the second quarter, but at a reduced rate compared to the first quarter. Across our manufacturing facilities, the new product startup costs, the operating inefficiencies from lower run rates, and the equipment failures at our Nevada plant amounted to $10 million. The 2019 quarter gross margin reflected operational changes implemented at Trex Commercial, including innovative changes to some of the custom railings solutions, which improved design, manufacturing flexibility, and installation.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$30,166	$28,959	$1,207	4.2%
% of total net sales	16.8%	16.9%

The $1.2 million increase in selling, general and administrative expenses in the 2019 quarter compared to the 2018 quarter resulted primarily from an increase of $1.1 million in research and development expenses and a $0.8 million increase in branding and advertising spend in support of our market growth programs, offset by a $1.1 million decrease in amortization expense. As a percentage of net sales, total selling, general and administrative expenses remained relatively unchanged.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$7,700	$10,415	$(2,715)	(26.1)%
Effective tax rate	19.6%	21.9%

The effective tax rate for the 2019 quarter decreased by 2.3% compared to the effective tax rate for the 2018 quarter primarily due to an increase in excess tax benefits from the exercise of share-based payments against lower year-over-year income before taxes.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total
Net income	$31,255	$300	$31,555
Interest income, net	(56)	—	(56)
Income tax expense	7,600	100	7,700
Depreciation and amortization	3,268	126	3,394

EBITDA	$42,067	$526	$42,593

	Three Months Ended March 31, 2018
	Trex Residential	Trex Commercial	Total
Net income (loss)	$37,580	$(470)	$37,110
Interest expense, net	229	—	229
Income tax expense (benefit)	10,572	(157)	10,415
Depreciation and amortization	3,453	1,280	4,733

EBITDA	$51,834	$653	$52,487

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$42,593	$52,487	$(9,894)	(18.9)%
Trex Residential EBITDA	$42,067	$51,834	$(9,767)	(18.8)%
Trex Commercial EBITDA	$526	$653	$(127)	(19.5)%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA decreased 18.9% to $42.6 million for the 2019 quarter compared to $52.5 million for the 2018 quarter. The decrease was driven by a $9.8 million decrease in Trex Residential EBITDA resulting primarily from a decrease in gross margin for costs related to the startup expenses related to new products at Trex Residential and slower than normal production ramp-up of those products. Additionally, our Fernley, NV facility had two equipment failures during the quarter which resulted in the loss of two lines for approximately 30 days each. Those lines are back in full production. Across our manufacturing facilities, the new product startup costs, the operating inefficiencies from lower run rates, and the equipment failures at our Nevada plant amounted to $10 million.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At March 31, 2019 we had $7.9 million of cash and cash equivalents.

[1]

EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, taxes, and depreciation and amortization charges to net income. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(109,990)	$(98,108)
Net cash used in investing activities	$(8,647)	$(5,411)
Net cash provided by financing activities	$20,845	$75,704

Net decrease in cash and cash equivalents	$(97,792)	$(27,815)

Operating Activities

Cash from operations decreased $110 million in the 2019 quarter, primarily due to an increase in accounts receivable and an increase in cash paid to suppliers and employees, offset by an increase in income taxes payable and a decrease in inventories. Cash from operations decreased $98.1 million in the 2018 quarter, primarily due to an increase in accounts receivables and inventories, partially offset by an increase in accounts payable.

Investing Activities

Cash used in investing activities in the 2019 quarter was $8.6 million for capital expenditures, consisting primarily of $7.1 million for general plant cost reduction initiatives and other production improvements supporting increased line throughput and overall capacity to support growth. Capital expenditures in the 2018 quarter were $5.4 million consisting primarily of $4.0 million for general plant cost reduction initiatives.

Financing Activities

Net cash provided by financing activities was $20.8 million in the 2019 quarter from borrowings under our line of credit of $35 million, offset by repurchases of our common stock of $14.5 million. Net cash provided by financing activities in the 2018 quarter was $75.7 million related to $84.5 million of borrowings under our line of credit, offset by $9.0 million in repurchases of our common stock.

Amendment of Restated Certificate of Incorporation. The Company’s Board of Directors unanimously approved an amendment to the Company’s Restated Certificate of Incorporation (Amendment) on February 14, 2018, subject to stockholder approval. At the annual meeting of stockholders of the Company held on May 2, 2018, the Company’s stockholders approved the Amendment, effective as of May 2, 2018. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 80,000,000 shares to 120,000,000 shares. The Amendment was filed with the Delaware Secretary of State on May 2, 2018.

Stock Split. Following the annual meeting of stockholders on May 2, 2018, the Board of Directors of the Company approved a two-for-one stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on June 18, 2018, to stockholders of record at the close of business on May 23, 2018. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

Stock Repurchase Program. On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the date of this report, the Company has repurchased 584,310 shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Indebtedness. Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At March 31, 2019, we had $35 million in outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $215 million.

Debt Covenants. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash losses) before interest, taxes, depreciation and amortization. At March 31, 2019, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.

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

Capital Requirements. We currently estimate that our capital expenditures in 2019 will be approximately $40 million to $45 million. Our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, increasing capacity and throughput, upgrading equipment, acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant changes in the levels of inventory in the distribution channels at March 31, 2019 compared to inventory levels at March 31, 2018.

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

RECENT ACCOUNTING GUIDANCE

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01, in July 2018 within ASU Nos. 2018-10 and 2018-11, in December 2018 within ASU No. 2018-20, and in March 2019 within ASU No. 2019-01 (collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use asset and a lease liability. The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense. The Company adopted the standard on January 1, 2019, and elected the transition method of adoption, which allowed the Company to apply the standard as of the beginning of the period of adoption. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. Nonlease components include certain maintenance services provided by the lessor and the related consideration is specified on a stand-alone basis in the applicable lease agreements. Adoption of the standard had a significant impact on the Company’s condensed consolidated balance sheet due to the recognition of a right-of-use asset and lease liability of $45.8 million and $47.2 million, respectively, upon adoption. As the Company’s leases do not provide an implicit rate that can be readily determined, the Company used its incremental borrowing rate based on the information available at the implementation date in determining the present value of lease payments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2019.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to leases on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard. In addition, there have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2019 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2019 – January 31, 2019	43,029	$66.45	43,029	5,297,650
February 1, 2019 – February 28, 2019	112,941	$76.50	38,931	5,258,719
March 1, 2019 – March 31, 2019	43,029	$68.73	43,029	5,215,690

Quarter ended March 31, 2019	198,999		124,989

(1)

Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended March 31, 2019, the Company repurchased 124,989 shares under the Stock Repurchase Program.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: April 29, 2019	By:	/s/ Bryan H. Fairbanks
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