Form 10-Q
period 2019-06-30
TREX CO INC
filed 2019-07-29
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number:
001-14649

Trex Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1910453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Exeter Drive Winchester , Virginia	22603-8605
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (
540
)

542-6300
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒
    No
☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:
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
of the Exchange Act):    Yes
☐
    No
☒
The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at July 11, 2019 was 58,424,677 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$206,453	$206,692	$386,024	$377,899
Cost of sales	123,009	115,577	233,214	210,071

Gross profit	83,444	91,115	152,810	167,828
Selling, general and administrative expenses	35,705	33,513	65,872	62,472

Income from operations	47,739	57,602	86,938	105,356
Interest (income) expense, net	(1)	370	(57)	598

Income before income taxes	47,740	57,232	86,995	104,758
Provision for income taxes	12,030	14,413	19,730	24,828

Net income	$35,710	$42,819	$67,265	$79,930
Basic earnings per common share	$0.61	$0.73	$1.15	$1.36
Basic weighted average common shares outstanding	58,486,192	58,760,753	58,514,676	58,807,694
Diluted earnings per common share	$0.61	$0.73	$1.14	$1.35
Diluted weighted average common shares outstanding	58,687,540	59,051,413	58,758,201	59,125,258
Comprehensive income	$35,710	$42,819	$67,265	$79,930

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$106,084	$105,699
Accounts receivable, net	117,909	91,163
Inventories	42,919	57,801
Prepaid expenses and other assets	19,251	15,562

Total current assets	286,163	270,225
Property, plant and equipment, net	129,612	117,144
Goodwill and other intangibles	74,294	74,503
Operating lease assets	42,571	—
Other assets	3,558	3,250

Total assets	$536,198	$465,122
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,307	$31,084
Accrued expenses and other liabilities	48,762	56,291
Accrued warranty	5,400	5,400
Line of credit	—	—

Total current liabilities	81,469	92,775
Operating lease liabilities	37,056	—
Deferred income taxes	2,125	2,125
Non-current accrued warranty	23,936	25,354
Other long-term liabilities	79	1,905

Total liabilities	144,665	122,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 70,137,027 and 69,998,336 shares issued and 58,440,204 and 58,551,653 shares outstanding at June 30, 2019 and December 31, 2018, respectively	701	700
Additional paid-in capital	122,720	124,224
Retained earnings	484,207	416,942
Treasury stock, at cost, 11,696,823 and 11,446,683 shares at June 30, 2019 and December 31, 2018, respectively	(216,095)	(198,903)

Total stockholders’ equity	391,533	342,963

Total liabilities and stockholders’ equity	$536,198	$465,122

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock plans	24,472	—	302	—	—	—	302
Shares withheld for taxes on awards	(74,010)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	160,359	1	2,793	—	—	—	2,794
Repurchases of common stock	(124,989)	—	—	—	124,989	(8,730)	(8,730)

Balance, March 31, 2019	58,537,485	$701	$121,592	$448,497	11,571,672	$(207,633)	$363,157
Net income	—	—	—	35,710	—	—	35,710
Employee stock plans	14,905	—	257	—	—	—	257
Shares withheld for taxes on awards	(19,174)	—	(1,254)	—	—	—	(1,254)
Stock-based compensation	32,139	—	2,125	—	—	—	2,125
Repurchases of common stock	(125,151)	—	—	—	125,151	(8,462)	(8,462)

Balance, June 30, 2019	58,440,204	$701	$122,720	$484,207	11,696,823	$(216,095)	$391,533

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	58,856,860	$698	$121,694	$282,370	10,987,362	$(173,512)	$231,250
Net income	—	—	—	37,110	—	—	37,110
Employee stock plans	26,832	—	195	—	—	—	195
Shares withheld for taxes on awards	(13,028)	—	(3,782)	—	—	—	(3,782)
Stock-based compensation	80,988	1	2,295	—	—	—	2,296
Repurchases of common stock	(100,044)	—	—	—	100,044	(5,211)	(5,211)

Balance, March 31, 2018	58,851,608	$699	$120,402	$319,480	11,087,406	$(178,723)	$261,858
Net income	—	—	—	42,819	—	—	42,819
Employee stock plans	22,549	1	209	—	—	—	210
Shares withheld for taxes on awards	(7,493)	—	(420)	—	—	—	(420)
Stock-based compensation	9,735	—	1,350	—	—	—	1,350
Repurchases of common stock	(150,000)	—	—	—	150,000	(7,818)	(7,818)

Balance, June 30, 2018	58,726,399	$700	$121,541	$362,299	11,237,406	$(186,541)	$297,999

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$67,265	$79,930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,857	9,363
Stock-based compensation	4,918	3,645
Loss (gain) on disposal of property, plant and equipment	10	(29)
Other non-cash adjustments	(373)	(406)
Changes in operating assets and liabilities:
Accounts receivable	(26,746)	(104,250)
Inventories	14,882	(1,664)
Prepaid expenses and other assets	210	(2,616)
Accounts payable	(3,777)	14,863
Accrued expenses and other liabilities	(16,548)	(5,705)
Income taxes receivable/payable	(3,640)	5,195

Net cash provided by (used in) operating activities	43,058	(1,674)

Investing Activities
Expenditures for property, plant and equipment and intangibles	(19,061)	(17,697)
Proceeds from sales of property, plant and equipment	—	83

Net cash used in investing activities	(19,061)	(17,614)

Financing Activities
Borrowings under line of credit	89,500	167,750
Principal payments under line of credit	(89,500)	(159,250)
Repurchases of common stock	(24,172)	(17,230)
Proceeds from employee stock purchase and option plans	560	405

Net cash used in financing activities	(23,612)	(8,325)

Net increase (decrease) in cash and cash equivalents	385	(27,613)
Cash and cash equivalents, beginning of period	105,699	30,514

Cash and cash equivalents, end of period	106,084	$2,901
Supplemental Disclosure:
Cash paid for interest	$321	$385
Cash paid for income taxes, net	$23,371	$19,618

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)
1 .	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience, which are marketed under the brand name Trex
®
. The Company manufactures and distributes high-performance, low-maintenance
wood/plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two
reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540)
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
The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.
3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2018, the FASB issued ASU No.
 2018-07,
“
Compensation – Stock Compensation (Topic 718)
.” The ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods or services. The ASU supersedes Subtopic
505-50,
“
Equity—Equity-Based Payment to Non-Employees
.” Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU was effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted the guidance on January 1, 2019. Adoption did not have an impact on the Company’s financial condition or results of operations.
In February 2016, the FASB issued ASU No.
 2016-02,
“
Leases (Topic 842),
” and issued subsequent amendments to the initial guidance in January 2018 within ASU No.
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

In August 2018, the FASB issued ASU No.
 2018-15,
“
Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)”
. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company intends to adopt the guidance on January 1, 2020, and does not believe adoption will have a material impact on its financial condition or results of operations.
In January 2017, the FASB issued ASU No.
 2017-04,
“
Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment
”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt the guidance on January 1, 2020. The Company continues to evaluate the guidance and does not believe adoption will have a material impact on its financial condition or results of operations.
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments,
” and issued subsequent amendments to the initial guidance in November 2018 within ASU No.
 2018-09,
April 2019 within ASU No.
 2019-04,
and May 2019 within ASU No.
 2019-05.
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$25,518	$46,638
Raw materials	33,924	27,321

Total FIFO (first-in, first-out) inventories	59,442	73,959
Reserve to adjust inventories to LIFO value	(18,442)	(18,442)

Total LIFO inventories	$41,000	$55,517

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of June 30, 2019, management estimates that interim inventory balances will be replenished by year-end
and there were
no
LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2019.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.9 million at June 30, 2019 and $2.3 million at December 31, 2018, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its
Trex Commercial
architectural railing and staging systems for the commercial and multi-family market.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Revenues in excess of billings	$5,793	$7,987
Prepaid expenses	5,581	3,390
Contract retainage	3,046	2,469
Income tax receivable	4,370	471
Other	461	1,245

Total prepaid expenses and other assets	$19,251	$15,562

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Intangible assets:
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900
Domain names	6,327	6,327

Total intangible assets	11,227	11,227

Accumulated amortization:
Customer backlog	(4,000)	(4,000)
Trade name and trademarks	(900)	(900)
Domain names	(494)	(285)

Total accumulated amortization	(5,394)	(5,185)

Intantible assets, net	$5,833	$6,042

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 12 months for customer backlog and trade names and trademarks and 15 years for domain names, which approximates the pattern in which the economic benefits are expected to be received. In May 2018, the Company purchased certain domain names for $6.3 million. We evaluate the recoverability of intangible assets periodically and consider events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2019 and 2018 was $0.2 million and $2.5 million, respectively. As of June 30, 2019, the Company had goodwill of $68.5 million.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Sales and marketing	$22,670	$25,379
Compensation and benefits	8,257	19,124
Operating lease liabilities	6,857	—
Customer deposits	2,926	2,058
Manufacturing costs	2,199	3,744
Billings in excess of revenues	1,466	512
Other	4,387	5,474

Total accrued expenses and other liabilities	$48,762	$56,291

9.	DEBT

The Company’s outstanding debt consists of a revolving credit facility.
Revolving Credit Facility
On January 12, 2016, the Company entered into a Third Amended and Restated Credit Agreement, as amended, with Bank of America, N.A. as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer, and certain other lenders including Citibank, N.A., Capital One, N.A., and SunTrust. The Third Amended Credit Agreement, as amended, provides the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends
January 12, 2021
.
The Company had
no
outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $250 million at June 30, 2019.
Compliance with Debt Covenants and Restrictions
The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.
As of June 30, 2019, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.

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

For the six months ended June 30, 2019, total operating lease cost was $4.2 million. The weighted average remaining lease term and weighted average discount rate at June 30, 2019 were 6.8 years and 3.67%, respectively.

The following table includes supplemental cash flow information for the six months ended June 30, 2019 and supplemental balance sheet information at June 30, 2019 related to operating leases (in thousands):

Supplemental cash flow information (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,242
Operating ROU assets obtained in exchange for lease liabilities	$388

Supplemental balance sheet information (in thousands)
Operating lease ROU assets	$42,571
Operating lease liabilities:
Accrued expenses and other current liabilities	$6,857
Operating lease liabilities	37,056

Total operating lease liabilities	$43,913

The following table includes maturities of operating lease liabilities at June 30, 2019 (in thousands):

Maturities of operating lease liabilities
2019 (excluding the six months ended June 30, 2019)	$4,197
2020	8,290
2021	8,095
2022	6,278
2023	5,932
Thereafter	17,063

Total lease payments	49,855
Less imputed interest	(5,942)

Total operating liabilities	$43,913

11.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

12.	STOCKHOLDERS’ EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$35,710	$42,819	$67,265	$79,930
Denominator:
Basic weighted average shares outstanding	58,486,192	58,760,753	58,514,676	58,807,694
Effect of dilutive securities:
Stock appreciation rights and options	129,839	173,571	141,958	183,814
Restricted stock	71,509	117,089	101,567	133,750
Diluted weighted average shares outstanding	58,687,540	59,051,413	58,758,201	59,125,258
Basic earnings per share	$0.61	$0.73	$1.15	$1.36
Diluted earnings per share	$0.61	$0.73	$1.14	$1.35

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock appreciation rights	24,536	21,260	18,675	16,063
Performance-based restricted stock units	—	854	—	427

Stock Repurchase Programs
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of
June 30, 2019,
the Company had repurchased 709,461 shares of the Company’s outstanding common stock under the Stock Repurchase Program.

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
For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any amount offered under a sales incentive program. The Company recognizes an account receivable (contract asset) for the amount of revenue recognized as it has an unconditional right to consideration at the time of shipment and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers based on the payment terms applicable to each individual contract and the customer pays in accordance with the billing terms specified in the purchase order, which is less than one year. The related accounts receivables are included in “
Accounts receivable, net
” in the Condensed Consolidated Balance Sheets.

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
Trex Residential pays commissions to certain employees. However, the sales commissions are not directly attributable to identifiable contracts, are discretionary in nature and are based on other factors not related to obtaining a contract, such as individual performance, profitability of the entity, annual sales targets, etc. These costs are included in selling, general and administrative expenses as incurred. Trex Residential does not grant contractual product return rights to customers other than pursuant to its assurance product warranty (see related disclosure on product warranties in Note 18, “
Commitments and Contingencies
”). Trex Residential accounts for all shipping and handling fees invoiced to the customer in net sales and the related costs in cost of sales.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the six months ended June 30, 2019, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements. In accordance with ASC
606-10-50-15,
the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $48.2 million as of June 30, 2019. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
The Company recognizes an account receivable (contract asset) for satisfied performance obligations as it has an unconditional right to consideration and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers on the accounts receivable based on the payment terms applicable to each individual contract and the customer pays in less than one year. Accounts receivables are included in “
Accounts receivable, net
” in the Condensed Consolidated Balance Sheets.
In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities) in the Condensed Consolidated Balance Sheet. These assets and liabilities are reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities were not material as of and for the six months ended June 30, 2019.
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

For the three months and six months ended June 30, 2019 and 2018, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$193,468	$—	$193,468
Products transferred over time and fixed price contracts	—	12,985	12,985
	$193,468	$12,985	$206,453

Six Months Ended June 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$358,947	$—	$358,947
Products transferred over time and fixed price contracts	—	27,077	27,077

	$358,947	$27,077	$386,024

Three Months Ended June 30, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$189,201	$—	$189,201
Products transferred over time and fixed price contracts	—	17,491	17,491

	$189,201	$17,491	$206,692

Six Months Ended June 30, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$344,401	$—	$344,401
Products transferred over time and fixed price contracts	—	33,498	33,498

	$344,401	$33,498	$377,899

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of June 30, 2019, the total number of shares available for future issuance are 5,761,081.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2019:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	26,325	$77.53
Performance-based restricted stock units (a)	80,104	$47.89
Stock appreciation rights	24,536	$77.70

(a)	Includes 32,462 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2019, and adjustments of 27,154, 14,900 and 5,588 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2016, 2017, and 2018, respectively.

The fair value of each SAR is estimated on the date of grant using a
Black-Scholes option-pricing formula
. For SARs issued in the six months ended June 30, 2019 and 2018 the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Weighted-average fair value of grants	$29.56	$22.09
Dividend yield	0%	0%
Average risk-free interest rate	2.5%	2.7%
Expected term (years)	5	5
Expected volatility	39.1%	40.4%

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. Stock-based compensation expense in included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock appreciation rights	$203	$56	$498	$259
Time-based restricted stock and restricted stock units	1,306	578	2,455	1,400
Performance-based restricted stock and restricted stock units	569	666	1,883	1,919
Employee stock purchase plan	47	45	82	67

Total stock-based compensation	$2,125	$1,345	$4,918	$3,645

Total unrecognized compensation cost related to unvested awards as of June 30, 2019 was $6.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2019 and 2018 was 22.7% and 23.7%, respectively, which resulted in expense of $19.7 million and $24.8 million, respectively. The decrease of 1.0% in the effective tax rate was primarily due to a current year increase in excess tax benefits from the exercise of share-based payments against lower year-over-year income before taxes.
During the six months ended June 30, 2019 and 2018, the Company realized $2.6 million and $2.0 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2019, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2019, for certain tax jurisdictions tax years 2015 through 2018 remain subject to examination.
The Company’s returns filed with the state of Oregon for the tax years 2015 through 2017 are currently under examination. No material adjustments are expected as a result of the audit.
Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION

The Company operates in
two
reportable segments:
•	Trex Residential manufactures wood-alternative decking and residential railing and related products marketed under the brand name Trex
®
. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential net sales were $358.9 million and $344.4 million in the six months ended June 30, 2019 and 2018, respectively.

•	Trex Commercial designs, engineers, and markets modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Trex Commercial products are marketed to architects, specifiers, contractors, and others doing business within the commercial and multi-family market. Trex Commercial net sales were $27.1 million and $33.5 million in the six months ended June 30, 2019 and 2018, respectively.

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each
segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three and six months ended June 30, 2019 and 2018 includes data for Trex Residential and Trex Commercial (in thousands):

	Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net sales	$193,468	$12,985	$206,453
Net income	$35,223	$487	$35,710
EBITDA	$50,353	$785	$51,138
Depreciation and amortization	$3,258	$141	$3,399
Income tax expense	$11,866	$164	$12,030
Capital expenditures	$10,124	$290	$10,414
Total assets	$447,725	$88,473	$536,198

Reconciliation of net income to EBITDA:

	Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$35,223	$487	$35,710
Interest expense (income), net	6	(7)	(1)
Income tax expense	11,866	164	12,030
Depreciation and amortization	3,258	141	3,399
EBITDA	$50,353	$785	$51,138

	Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net sales	$358,947	$27,077	$386,024
Net income	$66,478	$787	$67,265
EBITDA	$92,419	$1,312	$93,731
Depreciation and amortization	$6,525	$268	$6,793
Income tax expense	$19,466	$264	$19,730
Capital expenditures	$17,818	$1,243	$19,061
Total assets	$447,725	$88,473	$536,198

Reconciliation of net income to EBITDA:

	Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$66,478	$787	$67,265
Interest income, net	(50)	(7)	(57)
Income tax expense	19,466	264	19,730
Depreciation and amortization	6,525	268	6,793
EBITDA	$92,419	$1,312	$93,731

	Three Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net sales	$189,201	$17,491	$206,692
Net income	$42,115	$704	$42,819
EBITDA	$59,939	$2,228	$62,167
Depreciation and amortization	$3,277	$1,289	$4,566
Income tax expense	$14,178	$235	$14,413
Capital expenditures	$11,825	$438	$12,263
Total assets	$334,289	$80,156	$414,445

Reconciliation of net income to EBITDA:

$2,228

	Three Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$42,115	$704	$42,819
Interest expense, net	369	—	369
Income tax expense	14,178	235	14,413
Depreciation and amortization	3,277	1,289	4,566

EBITDA	$59,939	$2,228	$62,167

	Six Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net sales	$344,401	$33,498	$377,899
Net income	$79,694	$236	$79,930
EBITDA	$111,773	$2,882	$114,655
Depreciation and amortization	$6,731	$2,568	$9,299
Income tax expense	$24,750	$78	$24,828
Capital expenditures	$16,868	$829	$17,697
Total assets	$334,289	$80,156	$414,445

Reconciliation of net income to EBITDA:

	Six Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$79,694	$236	$79,930
Interest expense, net	598	—	598
Income tax expense	24,750	78	24,828
Depreciation and amortization	6,731	2,568	9,299

EBITDA	$111,773	$2,882	$114,655

17.	SEASONALITY

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
The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the six months ended June 30, 2019 was lower than the Company’s expectations and lower than the number of claims received in the six months ended June 30, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the six months ended June 30, 2019 was higher
than the Company’s expectations and higher than the average settlement cost per claim experienced in the six months ended June 30, 2018. The Company believes its reserve at June 30, 2019 is sufficient to cover future surface flaking obligations and no adjustments were required in the current quarter.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.2 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	1,312	1,312
Settlements made during the period	(2,064)	(666)	(2,730)
Ending balance, June 30	$21,887	$7,449	$29,336

	Six Months Ended June 30, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,157	$6,842	$34,999
Provisions and changes in estimates	—	1,567	1,567
Settlements made during the period	(2,287)	(506)	(2,793)

Ending balance, June 30	$25,870	$7,903	$33,773

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
Trex Residential
is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, residential railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.
Trex offers the following products through Trex Residential:

Decking
Our principal decking products are Trex Transcend
®
, Trex Enhance
®
and Trex Select
®
. Late in 2018, we
re-engineered
our Enhance line to provide homeowners with a high-performance, lower-cost deck board designed to compete more directly with wood. Differentiating the Enhance collection is a scalloped profile that is lighter weight for easier handling and installation. Our eco-friendly
composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway
®
, a hidden fastening system for grooved boards.

Railing
Our residential railing products are Trex Transcend Railing, Trex Select Railing, Trex Enhance Railing and Trex Signature
®
aluminum railing. Trex Transcend Railing is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Enhance is available in three colors and is offered through home improvement retailers in kits that contain the top rail, bottom rail, balusters and hardware in one box. Trex Signature aluminum railing, made from a minimum of 50 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

Fencing	Our Trex Seclusions ® fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps.

Steel Deck Framing
Our triple-coated steel deck framing system called Trex Elevations
®
leverages the strength and dimensional stability of steel to create a flat surface for our decking. Trex Elevations provides consistency and reliability that wood does not and is fire resistant.

Outdoor Lighting
Our outdoor lighting systems are Trex DeckLighting
™
and Trex LandscapeLighting
™
. Trex DeckLighting is a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light. The Trex LandscapeLighting line includes an energy-efficient well light, path light, multifunction light and spotlight.

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
Trex Signature
®
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

Highlights for the three and six months ended June 30, 2019:
•	Repurchase of 125,151 shares of our outstanding common stock during the three months ended June 30, 2019 under our Stock Repurchase Program, for a total of 709,461 shares repurchased under the program to date.

•	Net cash provided by operating activities of $43.1 million during the six months ended June 30, 2019 compared to net cash used in operating activities of $1.7 million during the six months ended June 30, 2018.

•	New capital expenditure program to increase production capacity at the Trex Residential facilities in Winchester, Virginia, and Fernley, Nevada, and projected at approximately $200 million between now and 2021.

Net Sales
. Net sales consist of sales and freight, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practices, we have historically provided our distributors and dealers of our Trex Residential products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial are driven by the timing of individual projects, which may vary each quarterly period.
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
We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of incoming claims received in the six months ended June 30, 2019 was lower than our expectations and lower than the claims received in the six months ended June 30, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the six months ended June 30, 2019 was higher than our expectations and higher than the average settlement cost per claim experienced in the six months ended June 30, 2018. We believe that our reserve at June 30, 2019 is sufficient to cover future surface flaking obligations.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2019	2018
Claims open, beginning of period	2,021	2,306
Claims received (1)	700	796
Claims resolved (2)	(716)	(871)

Claims open, end of period	2,005	2,231

Average cost per claim (3)	$2,992	$2,663

(1)	Claims received include new claims received or identified during the period.

(2)	Claims resolved include all claims settled with or without payment and closed during the period.

(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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
RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2019 (2019 quarter) compared to the three months ended June 30, 2018 (2018 quarter), and for the six months ended June 30, 2019 (2019 six-month
period) compared to the six months ended June 30, 2018 (2018 six-month
period).
Three Months Ended June 30, 2019 Compared To The Three Months Ended June 30, 2018
Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$206,453	$206,692	$(239)	(0.1)%
Trex Residential net sales	$193,468	$189,201	$4,267	2.3%
Trex Commercial net sales	$12,985	$17,491	$(4,506)	(25.8)%

Total net sales decreased slightly by 0.1% in the 2019 quarter compared to the 2018 quarter. Net sales of Trex Residential decking were constrained due to supply issues, which were primarily caused by new product startup inefficiencies late in 2018, through the first quarter of 2019 and, to a much lesser extent, in the second quarter of 2019 related to our new Enhance product. These supply issues resulted in lower throughput and finished goods inventory than was needed to support market demand. Trex Residential net sales were positively impacted by strength in the residential remodeling sector, our marketing programs aimed at taking market share from wood and the healthy demand across our full suite of outdoor living products. The increase in Trex Residential net sales was offset by a 25.8% decrease in Trex Commercial net sales due to reduced volume.
Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$123,009	$115,577	$7,432	6.4%
% of total net sales	59.6%	55.9%
Gross profit	$83,444	$91,115	$(7,671)	(8.4)%
Gross margin	40.4%	44.1%

Gross profit as a percentage of net sales, gross margin, was 40.4% in the 2019 quarter compared to 44.1 % in the 2018 quarter. Gross margin for Trex Residential and Trex Commercial in the 2019 quarter totaled 41.7% and 21.4%, respectively, compared to 45.9% and 24.6%, respectively, in the 2018 quarter. The decrease in total gross margin in the 2019 quarter was primarily due to a decrease in Trex Residential gross profit resulting from startup costs on our new Enhance product, which were much improved compared to the first quarter, and the modification late in the first quarter to the profile of our new Enhance product that improved manufacturability but added material and increased cost. During March and through the 2019 quarter, we made a number of changes to improve throughput. As a result, our production rates returned to planned levels and associated operating inefficiencies have been reduced.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$35,705	$33,513	$2,192	6.5%
% of total net sales	17.3%	16.2%

The $2.2 million increase in selling, general and administrative expenses in the 2019 quarter compared to the 2018 quarter resulted primarily from an increase of $1.6 million increase in branding and advertising spend in support of our market growth programs, $1.3 million in personnel related expenses, primarily related to executive severance benefits, and $0.2 million in research and development expenses. The increases were offset by a $1.2 million decrease in amortization expense due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017.
Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$12,030	$14,413	$(2,383)	(16.5)%
Effective tax rate	25.2%	25.2%

The effective tax rate for the 2019 quarter of 25.2% was unchanged from the effective tax rate for the 2018 quarter. The decrease in income taxes was due to lower year-over-year income before income taxes.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$35,223	$487	$35,710
Interest expense (income), net	6	(7)	(1)
Income tax expense	11,866	164	12,030
Depreciation and amortization	3,258	141	3,399

EBITDA	$50,353	$785	$51,138

1	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

	Three Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$42,115	$704	$42,819
Interest expense, net	369	—	369
Income tax expense	14,178	235	14,413
Depreciation and amortization	3,277	1,289	4,566

EBITDA	$59,939	$2,228	$62,167

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$51,138	$62,167	$(11,029)	(17.7)%
Trex Residential EBITDA	$50,353	$59,939	$(9,586)	(16.0)%
Trex Commercial EBITDA	$785	$2,228	$(1,443)	(64.8)%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA decreased 17.7% to $51.1 million for the 2019 quarter compared to $62.2 million for the 2018 quarter. The decrease was driven by a decrease in Trex Residential and Trex Commercial gross margins of 4.2% and 3.2%, respectively, and a decrease in net sales volume at Trex Commercial.
Six Months Ended June 30, 2019 Compared To The Six Months Ended June 30, 2018
Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$386,024	$377,899	$8,125	2.2%
Trex Residential net sales	$358,947	$344,401	$14,546	4.2%
Trex Commercial net sales	$27,077	$33,498	$(6,421)	(19.2)%

The 2.2% increase in total net sales in the 2019
six-month
period compared to the 2018
six-month
period was due primarily to volume growth at Trex Residential for both our legacy and new residential decking and railing products. Net sales of Trex Residential decking were constrained due to supply issues, which were primarily caused by new product startup inefficiencies late in 2018, through the first quarter of 2019, and to a much lesser extent in the second quarter of 2019 related to our new Enhance product. These supply issues resulted in lower throughput and finished goods inventory than was needed to support market demand. Trex Residential net sales were positively impacted by strength in the residential remodeling sector, our marketing programs at Trex Residential aimed at taking market share from wood and the healthy demand across our full suite of outdoor living products. The increase in total net sales was offset by a 19.2% decrease in Trex Commercial net sales primarily due to reduced volume.
Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$233,214	$210,071	$23,143	11.0%
% of total net sales	60.4%	55.6%
Gross profit	$152,810	$167,828	$(15,018)	(9.0)%
Gross margin	39.6%	44.4%

Gross profit as a percentage of net sales, gross margin, was 39.6% in the 2019 six-month
period compared to 44.4% in the 2018
six-month
period. Gross margin for Trex Residential and Trex Commercial products in the 2019 six-month
period totaled 41.0% and 21.0%, respectively, compared to 46.7% and 21.3%, respectively, in the 2018 six-month
period. The decrease in gross margin was primarily due to a decrease in Trex Residential gross profit related to new product startup costs and manufacturing inefficiencies associated with the slower than normal production ramp up on those products, including reduced line rates, increased material usage and lower manufacturing yields. During March and through the second quarter, we made a number of changes to improve throughput. As a result, our production rates returned to planned levels and associated operating inefficiencies have been reduced. Additionally, our Trex Residential Nevada facility had two equipment failures during the first quarter which resulted in the loss of two lines for approximately 30 days each. Those lines are now back in full production.
Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$65,872	$62,472	$3,400	5.4%
% of total net sales	17.1%	16.5%

The $3.4 million increase in selling, general and administrative expenses in the 2019 six-month
period compared to the 2018
six-month
period resulted primarily from an increase of $2.4 million increase in branding and advertising spend in support of our market growth programs, $1.5 million in personnel related expenses, primarily related to executive severance benefits, and $1.4 million in research and development expenses. The increases were offset by a $2.3 million decrease in amortization expense due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017.
Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$19,730	$24,828	$(5,098)	(20.5)%
Effective tax rate	22.7%	23.7%

The effective tax rate for the 2019
six-month
period decreased by 1.0% compared to the effective tax rate for the 2018 six-month
period primarily due to an increase in excess tax benefits from the exercise of share-based payments against a lower year-over-year income before taxes.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$66,478	$787	$67,265
Interest income, net	(50)	(7)	(57)
Income tax expense	19,466	264	19,730
Depreciation and amortization	6,525	268	6,793

EBITDA	$92,419	$1,312	$93,731

2	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

	Six Months Ended June 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$79,694	$236	$79,930
Interest expense, net	598	—	598
Income tax expense	24,750	78	24,828
Depreciation and amortization	6,731	2,568	9,299

EBITDA	$111,773	$2,882	$114,655

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$93,731	$114,655	$(20,924)	(18.3)%
Trex Residential EBITDA	$92,419	$111,773	$(19,354)	(17.3)%
Trex Commercial EBITDA	$1,312	$2,882	$(1,570)	(54.5)%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA decreased 18.3% to $93.7 million for the 2019 six-month
period compared to $114.7 million for the 2018
six-month
period. The decrease was driven by a $19.4 million decrease in Trex Residential EBITDA resulting primarily from a 5.7% decrease in gross margin related to the startup expenses on new products at Trex Residential and slower than normal production ramp-up
of those products.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At June 30, 2019 we had $106.1 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$43,058	$(1,674)
Net cash used in investing activities	(19,061)	(17,614)
Net cash used in financing activities	(23,612)	(8,325)

Net increase (decrease) in cash and cash equivalents	$385	$(27,613)

Operating Activities
Cash provided from operations was $43.1 million during the 2019 six-month
period compared to cash used in operations of $1.7 million during the 2018 six-month
period. The improved cash flows from operations was primarily due to lower working capital investment in accounts receivable and inventory. The reduced investment in inventory resulted from demand for Trex Residential outdoor living products and supply constraints caused primarily by new product startup inefficiencies. The reduced investment in accounts receivables was primarily driven by earlier collections in 2019 as compared to 2018 due to the timing of residential sales within the period. Cash provided from operations during the 2019 six-month
period was offset by increased cash paid for accounts payable and accrued expenses and other liabilities. Cash from operations decreased $1.7 million in the 2018 six-month
period, primarily due to a $104.3 million increase in accounts receivables on $377.9 million in net sales, primarily offset by $80.0 million in net income, a $14.9 million increase in accounts payable and a $3.8 million increase in income taxes payable.

Investing Activities
Capital expenditures in the 2019
six-month
period were $19.1 million, consisting primarily of $15.7 million for general plant cost reduction initiatives and other production improvements and $3.2 million for other non-production
and general support initiatives. Capital expenditures in the 2018 six-month
period were $11.4 million, consisting primarily of $8.4 million for general plant cost reduction initiatives and other production improvements. During the 2018 six-month
period, we purchased domain names for $6.3 million.
Financing Activities
Net cash used in financing activities was $23.6 million in the 2019 six-month
period primarily for repurchases of our common stock of $24.2 million. Net cash used in financing activities in the 2018 six-month
period was $8.3 million primarily related to $17.2 million for repurchases of our common stock, offset by net borrowings under our line of credit of $8.5 million.
Stock Repurchase Programs.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the June 30, 2019, the Company had repurchased 709,461 shares of the Company’s outstanding common stock under the Stock Repurchase Program.
Indebtedness.
Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At June 30, 2019, we had no outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $250 million.
Debt Covenants.
To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash
losses) before interest, taxes, depreciation and amortization. At June 30, 2019, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.
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
Capital Requirements.
In June 2019 we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Winchester, Virginia, and Fernley, Nevada. The new multi-year capital expenditure program is projected at approximately $200 million between now and 2021, and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. It is anticipated that the additional production lines in Nevada will come online beginning in the third quarter of 2019. Additional lines will also be installed by the end of the second quarter of 2020. The Virginia capacity will begin to come online in the first quarter of 2021. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential composite decking. When completed these investments will increase our capacity by approximately 70 percent. As a result of the new capital expenditure program, we have revised our capital expenditure guidance to $75 million - $80 million in 2019. In addition to the above, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment, and acquisitions which fit out long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
Inventory in Distribution Channels.
We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at June 30, 2019 compared to inventory levels at June 30, 2018.

Seasonality
. The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality. However, they are driven by the timing of individual projects, which may vary each quarterly period.
RECENT ACCOUNTING GUIDANCE
In February 2016, the FASB issued ASU No.
 2016-02,
“
Leases (Topic 842),
” and issued subsequent amendments to the initial guidance in January 2018 within ASU No.
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
 10-K
for the year ended December 31, 2018. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2019.
Item	4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month
period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2019 in accordance with Item 703 of Regulation
 S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2019 – April 30, 2019	49,510	$71.94	41,859	5,173,831
May 1, 2019 – May 31, 2019	53,881	$62.40	43,612	5,130,219
June 1, 2019 – June 30, 2019	40,934	$68.30	39,680	5,090,539

Quarterly period ended June 30, 2019	144,325		125,151

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)	On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended June 30, 2019, the Company repurchased 125,151 shares under the Stock Repurchase Program.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: July 29, 2019	By:	/s/ Bryan H. Fairbanks
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

3.4
Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019. Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 1, 2019 and incorporated herein by reference.

3.5	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2019 and incorporated herein by reference.

10.1	Updated Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed herewith. **

10.2	Updated Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed herewith. **

10.3	Updated Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed herewith. **

31.1	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.INS	XBRL Instance Document. Filed.

101.SCH	XBRL Taxonomy Extension Schema Document. Filed.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

**	Management contract or compensatory plan or agreement.