Form 10-Q
period 2019-09-30
TREX CO INC
filed 2019-10-28
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
of the Exchange Act):    Yes
☐
    No
☒
The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at October 15, 2019 was 58,336,505 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange LLC

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$194,551	$166,380	$580,575	$544,279
Cost of sales	112,120	99,170	345,334	309,241

Gross profit	82,431	67,210	235,241	235,038
Selling, general and administrative expenses	27,409	28,132	93,281	90,603

Income from operations	55,022	39,078	141,960	144,435
Interest (income) expense, net	(744)	(222)	(801)	377

Income before income taxes	55,766	39,300	142,761	144,058
Provision for income taxes	13,790	9,829	33,520	34,657

Net income	$41,976	$29,471	$109,241	$109,401

Basic earnings per common share	$0.72	$0.50	$1.87	$1.86

Basic weighted average common shares outstanding	58,401,183	58,741,973	58,476,430	58,785,546

Diluted earnings per common share	$0.72	$0.50	$1.86	$1.85

Diluted weighted average common shares outstanding	58,605,726	59,084,117	58,706,960	59,111,303

Comprehensive income	$41,976	$29,471	$109,241	$109,401

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,282	$105,699
Accounts receivable, net	117,386	91,163
Inventories	43,923	57,801
Prepaid expenses and other assets	13,254	15,562

Total current assets	307,845	270,225
Property, plant and equipment, net	143,893	117,144
Goodwill and other intangible assets , net	74,189	74,503
Operating lease assets	41,317	—
Other assets	3,526	3,250

Total assets	$570,770	$465,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,641	$31,084
Accrued expenses and other liabilities	57,483	56,291
Accrued warranty	5,400	5,400
Line of credit	—	—

Total current liabilities	87,524	92,775
Operating lease liabilities	35,662	—
Deferred income taxes	2,125	2,125
Non-current accrued warranty	21,894	25,354
Other long-term liabilities	15	1,905

Total liabilities	147,220	122,159

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 70,175,776 and 69,998,336 shares issued and 58,353,973 and 58,551,653 shares outstanding at September 30, 2019 and December 31, 2018, respectively	702	700
Additional paid-in capital	122,841	124,224
Retained earnings	526,183	416,942
Treasury stock, at cost, 11,821,803 and 11,446,683 shares at September 30, 2019 and December 31, 2018, respectively	(226,176)	(198,903)

Total stockholders’ equity	423,550	342,963

Total liabilities and stockholders’ equity	$570,770	$465,122

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock plans	24,472	—	302	—	—	—	302
Shares withheld for taxes on awards	(74,010)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	160,359	1	2,793	—	—	—	2,794
Repurchases of common stock	(124,989)	—	—	—	124,989	(8,730)	(8,730)

Balance, March 31, 2019	58,537,485	$701	$121,592	$448,497	11,571,672	$(207,633)	$363,157
Net income	—	—	—	35,710	—	—	35,710
Employee stock plans	14,905	—	257	—	—	—	257
Shares withheld for taxes on awards	(19,174)	—	(1,254)	—	—	—	(1,254)
Stock-based compensation	32,139	—	2,125	—	—	—	2,125
Repurchases of common stock	(125,151)	—	—	—	125,151	(8,462)	(8,462)

Balance, June 30, 2019	58,440,204	$701	$122,720	$484,207	11,696,823	$(216,095)	$391,533
Net income	—	—	—	41,976	—	—	41,976
Employee stock plans	26,162	1	158	—	—	—	159
Shares withheld for taxes on awards	(4,722)	—	(963)	—	—	—	(963)
Stock-based compensation	17,309	—	926	—	—	—	926
Repurchases of common stock	(124,980)	—	—	—	124,980	(10,081)	(10,081)

Balance, September 30, 2019	58,353,973	$702	$122,841	$526,183	11,821,803	$(226,176)	$423,550

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2017	58,856,860	$698	$121,694	$282,370	10,987,362	$(173,512)	$231,250
Net income	—	—	—	37,110	—	—	37,110
Employee stock plans	26,832	—	195	—	—	—	195
Shares withheld for taxes on awards	(13,028)	—	(3,782)	—	—	—	(3,782)
Stock-based compensation	80,988	1	2,295	—	—	—	2,296
Repurchases of common stock	(100,044)	—	—	—	100,044	(5,211)	(5,211)

Balance, March 31, 2018	58,851,608	$699	$120,402	$319,480	11,087,406	$(178,723)	$261,858
Net income	—	—	—	42,820	—	—	42,820
Employee stock plans	22,549	1	209	—	—	—	210
Shares withheld for taxes on awards	(7,493)	—	(420)	—	—	—	(420)
Stock-based compensation	9,735	—	1,350	—	—	—	1,350
Repurchases of common stock	(150,000)	—	—	—	150,000	(7,818)	(7,818)

Balance, June 30, 2018	58,726,399	$700	$121,541	$362,300	11,237,406	$(186,541)	$298,000
Net income	—	—	—	29,471	—	—	29,471
Employee stock plans	7,377	—	238	—	—	—	238
Shares withheld for taxes on awards	(6,272)	—	(493)	—	—	—	(493)
Stock-based compensation	26,544	—	1,439	—	—	—	1,439

Balance, September 30, 2018	58,754,048	$700	$122,725	$391,771	11,237,406	$(186,541)	$328,655

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$109,241	$109,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,477	13,164
Stock-based compensation	5,844	5,045
Loss (gain) on disposal of property, plant and equipment	90	50
Other non-cash adjustments	(372)	(408)
Changes in operating assets and liabilities:
Accounts receivable	(26,225)	(21,034)
Inventories	13,878	(927)
Prepaid expenses and other assets	2,129	(3,155)
Accounts payable	(6,443)	8,245
Accrued expenses and other liabilities	(10,262)	619
Income taxes receivable/payable	629	4,369

Net cash provided by operating activities	98,986	115,369

Investing Activities
Expenditures for property, plant and equipment and intangibles	(36,926)	(21,611)
Proceeds from sales of property, plant and equipment	21	83

Net cash used in investing activities	(36,905)	(21,528)

Financing Activities
Borrowings under line of credit	89,500	172,250
Principal payments under line of credit	(89,500)	(172,250)
Repurchases of common stock	(35,216)	(17,723)
Proceeds from employee stock purchase and option plans	718	681

Net cash used in financing activities	(34,498)	(17,042)

Net increase in cash and cash equivalents	27,583	76,799
Cash and cash equivalents, beginning of period	105,699	30,514

Cash and cash equivalents, end of period	$133,282	$107,313

Supplemental Disclosure:
Cash paid for interest	$321	$662
Cash paid for income taxes, net	$32,872	$39,170

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2019 and 2018
(Unaudited)
1.	BUSINESS AND ORGANIZATION

Trex Company, Inc. (Company) is the world’s largest manufacturer of wood-alternative decking and railing products, with more than 25 years of product experience, which are marketed under the brand name Trex
®
. The Company manufactures and distributes high-performance,

low-maintenance,

eco-friendly
wood and plastic composite outdoor living products and related accessories. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540)
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
The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 included in the Annual Report of Trex Company, Inc. on Form
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
right-of-use
asset and lease liability
(current and
 non-current)
of $45.8 million and $47.2 million, respectively, upon adoption. As the Company’s leases do not provide an implicit rate that can be readily determined, the Company used its incremental borrowing rate based on the information available at the implementation date in determining the present value of lease payments.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2018, the FASB issued ASU No.
 2018-15,
“
Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)”
. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company will adopt the guidance on January 1, 2020, and does not believe adoption will have a material impact on its financial condition or results of operations.
In January 2017, the FASB issued ASU No.
 2017-04,
“
Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment
”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company will adopt the guidance on January 1, 2020. The Company does not believe adoption will have a material impact on its financial condition or results of operations.
In June 2016, the FASB issued ASU
2016-13,
“
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments,
” and issued subsequent amendments to the initial guidance in April 2019 within ASU No.
 2019-04,
and May 2019 within ASU No.
 2019-05.
The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (CECL) model. The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach. The Company will adopt the guidance on January 1, 2020. The Company does not believe adoption will have a material impact on its financial condition or results of operations.
5.	INVENTORIES
Inventories valued at LIFO
(last-in,

first-out),
consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$27,068	$46,638
Raw materials	33,468	27,321

Total FIFO (first-in, first-out) inventories	60,536	73,959
Reserve to adjust inventories to LIFO value	(18,442)	(18,442)

Total LIFO inventories	$42,094	$55,517

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of September 30, 2019, management estimates that interim inventory balances will be replenished by year-end
and there were
no
LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2019.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.8 million at September 30, 2019 and $2.3 million at December 31, 2018, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial architectural railing and staging systems for the commercial and multi-family market.
6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Prepaid expenses	$5,385	$3,390
Revenues in excess of billings	4,850	7,987
Contract retainage	2,426	2,469
Income tax receivable	291	471
Other	302	1,245

Total prepaid expenses and other assets	$13,254	$15,562

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Intangible assets:
Customer backlog	$4,000	$4,000
Trade names and trademarks	900	900
Domain names	6,327	6,327

Total intangible assets	11,227	11,227

Accumulated amortization:
Customer backlog	(4,000)	(4,000)
Trade name and trademarks	(900)	(900)
Domain names	(599)	(285)

Total accumulated amortization	(5,499)	(5,185)

Intangible assets, net	$5,728	$6,042

Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over
12
months for customer backlog and trade names and trademarks and 15 years for domain names, which approximates the pattern in which the economic benefits are expected to be received.
The Company evaluates
the recoverability of intangible assets periodically and consider
s
events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. In May 2018, the Company purchased certain domain names for $6.3 million. Intangible asset amortization expense for the nine months ended September 30, 2019 and 2018 was $0.3 million and $3.0 million, respectively.
The carrying amount of goodwill by
r
eportable segment at September 30, 2019 and December 31, 2018 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Sales and marketing	$29,786	$25,379
Compensation and benefits	10,112	19,124
Operating lease liabilities	6,961	—
Customer deposits	2,535	2,058
Manufacturing costs	2,509	3,744
Billings in excess of revenues	992	512
Other	4,588	5,474

Total accrued expenses and other liabilities	$57,483	$56,291

9.	DEBT

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
The Company had
no
outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $200 million at September 30, 2019.
Compliance with Debt Covenants and Restrictions
The Company’s ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on the Company’s ability to generate sufficient cash flow from operations.

As of September 30, 2019, the Company was in compliance with all of the covenants contained in its debt agreements. Failure to comply with the loan covenants might cause lenders to accelerate the repayment obligations under the credit facility, which may be declared payable immediately based on a default.
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
For the nine months ended September 30, 2019, total operating lease cost was $6.3 million. The weighted average remaining lease term and weighted average discount rate at September 30, 2019 were 6.6 years and 3.67%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2019 and supplemental balance sheet information at September 30, 2019 related to operating leases (in thousands):

Supplemental cash flow information
Cash paid for amounts included in the measurement of operating lease liabilities	$6,356
Operating ROU assets obtained in exchange for lease liabilities	$855

Supplemental balance sheet information
Operating lease ROU assets	$41,317
Operating lease liabilities:
Accrued expenses and other current liabilities	$6,961
Operating lease liabilities	35,662

Total operating lease liabilities	$42,623

The following table summarizes maturities of operating lease liabilities at September 30, 2019 (in thousands):

Maturities of operating lease liabilities
2019	$2,123
2020	8,376
2021	8,183
2022	6,368
2023	6,013
Thereafter	17,145

Total lease payments	48,208
Less imputed interest	(5,585)

Total operating liabilities	$42,623

11.	FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.
12.	STOCKHOLDERS’ EQUITY

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income available to common shareholders	$41,976	$29,471	$109,241	$109,401

Denominator:
Basic weighted average shares outstanding	58,401,183	58,741,973	58,476,430	58,785,546
Effect of dilutive securities:
Stock appreciation rights and options	115,175	177,412	133,030	181,680
Restricted stock	89,368	164,732	97,500	144,077

Diluted weighted average shares outstanding	58,605,726	59,084,117	58,706,960	59,111,303

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share	$0.72	$0.50	$1.87	$1.86

Diluted earnings per share	$0.72	$0.50	$1.86	$1.85

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock appreciation rights	23,422	—	20,257	10,709
Performance-based restricted stock units	—	—	—	285

Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of September 30, 2019, the Company had repurchased 834,441 shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,

eco-friendly
composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the nine months ended September 30, 2019, no adjustment to any one contract was material to the Company’s Condensed Consolidated Financial Statements. In accordance with ASC
606-10-50-15,
the Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year
, which was $46.8 million as of September 30, 2019. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
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
” in the Condensed Consolidated Balance Sheets.
In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities) in the Condensed Consolidated Balance Sheet. These assets and liabilities are reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities were not material as of and for the nine months ended September 30, 2019.
Trex Commercial pays sales commissions that are directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission is one year or less
,
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

For the three months and nine months ended September
30, 2019 and 2018, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract.

The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Three Months Ended September 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$182,775	$—	$182,775
Products transferred over time and fixed price contracts	—	11,776	11,776

	$182,775	$11,776	$194,551

Nine Months Ended September 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$541,722	$—	$541,722
Products transferred over time and fixed price contracts	—	38,853	38,853

	$541,722	$38,853	$580,575

Three Months Ended September 30, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$146,998	$—	$146,998
Products transferred over time and fixed price contracts	—	19,382	19,382

	$146,998	$19,382	$166,380

Nine Months Ended September 30, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$491,399	$—	$491,399
Products transferred over time and fixed price contracts	—	52,880	52,880

	$491,399	$52,880	$544,279

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of September 30, 2019, the total number of shares available for future issuance are 5,724,953.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2019:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	26,325	$77.53
Performance-based restricted stock units (a)	80,104	$47.89
Stock appreciation rights	24,536	$77.70

(a)	Includes 32,462 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2019, and adjustments of 27,154, 14,900 and 5,588 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2016, 2017, and 2018, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2019 and 2018 the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Weighted-average fair value of grants	$29.56	$22.09
Dividend yield	0%	0%
Average risk-free interest rate	2.5%	2.7%
Expected term (years)	5	5
Expected volatility	39.1%	40.5%

The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. Stock-based compensation expense i
s
included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock appreciation rights	$82	$56	$580	$314
Time-based restricted stock and restricted stock units	602	672	3,057	2,073
Performance-based restricted stock and restricted stock units	162	616	2,045	2,534
Employee stock purchase plan	80	57	162	124

Total stock-based compensation	$926	$1,401	$5,844	$5,045

Total unrecognized compensation cost related to unvested awards as of September 30, 2019 was $5.5 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.
15.	INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2019 and 2018 was 23.5% and 24.1%, respectively, which resulted in expense of $33.5 million and $34.7 million, respectively. The decrease of 0.6% in the effective tax rate was primarily due to a current year increase in excess tax benefits from the exercise of share-based payments.
During the nine months ended September 30, 2019 and 2018, the Company realized $3.3 million and $2.3 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2019, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2019, for certain tax jurisdictions tax years 2015 through 2018 remain subject to examination. The Company’s returns filed with the state of Oregon for the tax years 2015 through 2017 are currently under examination. No material adjustments are expected as a result of the audit. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction
.
16.	SEGMENT INFORMATION

The Company operates in two reportable segments:
•	Trex Residential manufactures wood-alternative decking and residential railing and related products marketed under the brand name Trex
®
. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential net sales were $541.7 million and $491.4 million in the nine months ended September 30, 2019 and 2018, respectively.

•	Trex Commercial designs, engineers, and markets modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Trex Commercial products are marketed to architects, specifiers, contractors, and others doing business within the commercial and multi-family market. Trex Commercial net sales were $38.9 million and $52.9 million in the nine months ended September 30, 2019 and 2018, respectively.

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three and nine months ended September 30, 2019 and 2018 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$182,775	$11,776	$194,551	$146,998	$19,382	$166,380
Net income	$41,381	$595	$41,976	$27,755	$1,716	$29,471
EBITDA	$57,639	$970	$58,609	$40,067	$2,780	$42,847
Depreciation and amortization	$3,422	$165	$3,587	$3,275	$494	$3,769
Income tax expense	$13,580	$210	$13,790	$9,259	$570	$9,829
Capital expenditures	$17,766	$99	$17,865	$3,693	$221	$3,914
Total assets	$482,825	$87,945	$570,770	$352,014	$82,895	$434,909

Reconciliation of Net Income to EBITDA:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$41,381	$595	$41,976	$27,755	$1,716	$29,471
Interest income, net	(744)	—	(744)	(222)	—	(222)
Income tax expense	13,580	210	13,790	9,259	570	9,829
Depreciation and amortization	3,422	165	3,587	3,275	494	3,769

EBITDA	$57,639	$970	$58,609	$40,067	$2,780	$42,847

Segment Data:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$541,722	$38,853	$580,575	$491,399	$52,880	$544,279
Net income	$107,859	$1,382	$109,241	$107,449	$1,952	$109,401
EBITDA	$150,058	$2,282	$152,340	$151,839	$5,663	$157,502
Depreciation and amortization	$9,947	$433	$10,380	$10,004	$3,063	$13,067
Income tax expense	$33,046	$474	$33,520	$34,009	$648	$34,657
Capital expenditures	$35,584	$1,342	$36,926	$14,274	$1,050	$15,324
Total assets	$482,825	$87,945	$570,770	$352,014	$82,895	$434,909

Reconciliation of Net Income to EBITDA:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$107,859	$1,382	$109,241	$107,449	$1,952	$109,401
Interest (income) expense, net	(794)	(7)	(801)	377	—	377
Income tax expense	33,046	474	33,520	34,009	648	34,657
Depreciation and amortization	9,947	433	10,380	10,004	3,063	13,067

EBITDA	$150,058	$2,282	$152,340	$151,839	$5,663	$157,502

17.	SEASONALITY
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
The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the nine months ended September 30, 2019 was lower than the Company’s expectations and lower than the number of claims received in the nine months ended September 30, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the nine months ended September 30, 2019 was higher than the Company’s expectations and higher than the average settlement cost per claim experienced in the nine months ended September 30, 2018 due to an increase in larger claims settled and changes in the mix of settlement methods.

The Company believes its reserve at September
30
,
2019
is sufficient to cover future surface flaking obligations and no adjustments were required in the current quarter.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.0 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Nine Months Ended September 30, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	1,571	1,571
Settlements made during the period	(4,027)	(1,004)	(5,031)

Ending balance, September 30	$19,924	$7,370	$27,294

	Nine Months Ended September 30, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,157	$6,842	$34,999
Provisions and changes in estimates	—	1,961	1,961
Settlements made during the period	(3,467)	(858)	(4,325)

Ending balance, September 30	$24,690	$7,945	$32,635

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
Trex Residential is the world’s largest manufacturer of high-performance, low-maintenance,
eco-friendly
composite decking and residential railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, residential railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.
Trex offers the following products through Trex Residential:

Decking
Our principal decking products are Trex Transcend
®
, Trex Enhance
®
and Trex Select
®
. Late in 2018, we
re-engineered
our Enhance line to provide homeowners with a high-performance, lower-cost deck board designed to compete more directly with wood. Differentiating the Enhance collection is a scalloped profile that is lighter weight for easier handling and installation. Our high-performance, low-maintenance,
eco-friendly
composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. We also offer Trex Hideaway
®
, a hidden fastening system for grooved boards.

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

Highlights for the three months ended September 30, 2019:
•	Increase in net sales of 16.9%, or $28.2 million, to $194.6 million for the three months ended September 30, 2019 compared to $166.4 million for the three months ended September 30, 2018.

•	Increase in gross profit of 22.7%, or $15.2 million, to $82.4 million for the three months ended September 30, 2019 compared to $67.2 million for the three months ended September 30, 2018.

•	Increase in net income to $42.0 million, or $0.72 per diluted share, for the three months ended September 30, 2019 compared to $29.5 million, or $0.50 per diluted share, for the three months ended September 30, 2018.

•	Repurchase of 124,980 shares of our outstanding common stock during the three months ended September 30, 2019 under our Stock Repurchase Program, for a total of 834,441 shares repurchased under the program to date.

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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, we also warrant our Trex Commercial products will be free of manufacturing defects for 1 to 3 years.
We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of incoming claims received in the nine months ended September 30, 2019 was lower than our expectations and lower than the claims received in the nine months ended September 30, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in the nine months ended September 30, 2019 was higher than our expectations and higher than the average settlement cost per claim experienced in the nine months ended September 30, 2018 due to an increase in larger claims settled and changes in the mix of settlement methods. We believe that our reserve at September 30, 2019 is sufficient to cover future surface flaking obligations. The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2019	2018
Claims open, beginning of period	2,021	2,306
Claims received (1)	1,184	1,314
Claims resolved (2)	(1,239)	(1,390)

Claims open, end of period	1,966	2,230

Average cost per claim (3)	$3,475	$2,703

(1)	Claims received include new claims received or identified during the period.

(2)	Claims resolved include all claims settled with or without payment and closed during the period.

(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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
RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2019 (2019 quarter) compared to the three months ended September 30, 2018 (2018 quarter), and for the nine months ended September 30, 2019 (2019 nine-month period) compared to the nine months ended September 30, 2018 (2018 nine-month period).
Three Months Ended September 30, 2019 Compared To The Three Months Ended September 30, 2018
Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$194,551	$166,380	$28,171	16.9%
Trex Residential net sales	$182,775	$146,998	$35,777	24.3%
Trex Commercial net sales	$11,776	$19,382	$(7,606)	(39.2)%

Total net sales increased by 16.9% in the 2019 quarter compared to the 2018 quarter reflecting an increase in Trex Residential net sales, offset by a decrease in Trex Commercial net sales. The 24.3% increase in Trex Residential net sales was primarily driven by volume growth of both our legacy and our new residential decking and railing products. The 2018 quarter net sales were impacted by a $6 million unfavorable charge related to expanded stocking positions in all residential sales channels. Excluding this impact, Trex Residential net sales increased by 19.5%. Trex Residential net sales were positively impacted by strong demand for Trex Residential outdoor living products, increased demand driven by constrained supply earlier in the year, and favorable macroeconomic factors, including high consumer confidence levels, a strong residential repair and remodeling sector and our initiatives to accelerate conversion from wood. The 39.2% decrease in Trex Commercial net sales was due primarily to fewer large projects compared to the 2018 quarter.
Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$112,120	$99,170	$12,950	13.1%
% of total net sales	57.6%	59.6%
Gross profit	$82,431	$67,210	$15,221	22.7%
Gross margin	42.4%	40.4%

Gross profit as a percentage of net sales, gross margin, was 42.4% in the 2019 quarter compared to 40.4% in the 2018 quarter and reflects the increase in gross margin for Trex Residential and Trex Commercial of 43.4% and 26.5%, respectively, in the 2019 quarter compared to 42.3% and 25.9%, respectively, in the 2018 quarter. The increase in Trex Residential gross margin in the 2019 quarter compared to the 2018 quarter was partially due to the unfavorable impact on 2018 quarter gross margin related to the $6 million charge to net sales in that quarter. The increase in Trex Residential gross margin was also due to cost reduction efforts, improved capacity utilization, and modifications to our new Enhance product profile that improved manufacturability and throughput, offset by the added material cost of our Enhance product line. The increase in gross margin at Trex Commercial was primarily due to initiatives aimed at improving project management, estimating and manufacturing.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$27,409	$28,132	$(723)	(2.6)%
% of total net sales	14.1%	16.9%

The decrease in selling, general and administrative expenses in the 2019 quarter compared to the 2018 quarter primarily represented a $0.9 million decrease in personnel related expense and a $0.4 million decrease in amortization expense due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017.
Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$13,790	$9,829	$3,961	40.3%
Effective tax rate	24.7%	25.0%

The effective tax rate for the 2019 quarter of 24.7% was relatively unchanged from the effective tax rate for the 2018 quarter. The increase in income taxes was due to higher year-over-year income before income taxes.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$41,381	$595	$41,976
Interest income, net	(744)	—	(744)
Income tax expense	13,580	210	13,790
Depreciation and amortization	3,422	165	3,587

EBITDA	$57,639	$970	$58,609

1	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

	Three Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$27,755	$1,716	$29,471
Interest income, net	(222)	—	(222)
Income tax expense	9,259	570	9,829
Depreciation and amortization	3,275	494	3,769

EBITDA	$40,067	$2,780	$42,847

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$58,609	$42,847	$15,762	36.8%
Trex Residential EBITDA	$57,639	$40,067	$17,572	43.9%
Trex Commercial EBITDA	$970	$2,780	$(1,810)	(65.1)%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 36.8% to $58.6 million for the 2019 quarter compared to $42.8 million for the 2018 quarter. The increase was driven by an increase in Trex Residential net sales and gross margin. The increase was offset by a decrease in EBITDA at Trex Commercial primarily due to a decrease in net sales.
Nine Months Ended September 30, 2019 Compared To The Nine Months Ended September 30, 2018
Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$580,575	$544,279	$36,296	6.7%
Trex Residential net sales	$541,722	$491,399	$50,323	10.2%
Trex Commercial net sales	$38,853	$52,880	$(14,027)	(26.5)%

The 6.7% increase in total net sales in the 2019 nine-month period compared to the 2018 nine-month period was primarily due to an increase in net sales of 10.2% at Trex Residential, offset by a 26.5% decrease in Trex Commercial net sales. Through the first quarter of 2019, and to a much lesser extent in the second and third quarters of 2019, Trex Residential net sales were constrained due to supply issues primarily caused by new product startup inefficiencies related to our new Enhance decking product. These inefficiencies resulted in lower throughput than was needed to support market demand. Even with constrained supply, Trex Residential net sales increased as a result of the positive impact of strength in the residential remodeling sector, our marketing programs aimed at taking market share from wood and strong consumer demand for Trex branded outdoor living products. Net sales in the 2018 nine-month period were impacted by a $6 million unfavorable charge related to expanded stocking positions in all residential sales channels. Excluding this impact, Trex Residential net sales increased by 8.9%. Trex Commercial net sales were lower mainly due to fewer large projects compared to the period of strong, large project completions experienced in the 2018 nine-month period.
Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$345,334	$309,241	$36,093	11.7%
% of total net sales	59.5%	56.8%
Gross profit	$235,241	$235,038	$203	0.09%
Gross margin	40.5%	43.2%

Gross profit as a percentage of net sales, gross margin, was 40.5% in the 2019 nine-month period compared to 43.2% in the 2018 nine-month period. Gross margin for Trex Residential and Trex Commercial products in the 2019 nine-month period totaled 41.8% and 22.6%, respectively, compared to 45.4% and 23.0%, respectively, in the 2018 nine-month period. The decrease in gross margin was primarily due to a decrease in Trex Residential gross profit related to new product startup costs and manufacturing inefficiencies associated with the slower than normal production ramp up on those products, including reduced line rates, increased material usage and lower manufacturing yields. During March and through the third quarter, we made numerous changes to improve throughput. As a result, our production rates returned to planned levels and associated operating inefficiencies have been reduced. While the startup costs are largely behind us, the impact of added material costs will continue over the next 12 to 18 months, but at a declining rate. Trex Commercial gross margin decreased slightly by 0.4%.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$93,281	$90,603	$2,678	3.0%
% of total net sales	16.1%	16.6%

The $2.7 million increase in selling, general and administrative expenses in the 2019 nine-month period compared to the 2018 nine-month period resulted primarily from a $2.6 million increase in branding and advertising spend in support of our market growth programs, a $1.4 million increase in research and development expenses, and a $1.9 million increase in personnel and other miscellaneous expenses. The increases were offset by a $2.7 million decrease in amortization expense due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017.
Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$33,520	$34,657	$(1,137)	(3.3)%
Effective tax rate	23.5%	24.1%

The effective tax rate for the 2019 nine-month period decreased by 0.6% compared to the effective tax rate for the 2018 nine-month period primarily due to an increase in excess tax benefits from the exercise of share-based payments.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Nine Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$107,859	$1,382	$109,241
Interest income, net	(794)	(7)	(801)
Income tax expense	33,046	474	33,520
Depreciation and amortization	9,947	433	10,380

EBITDA	$150,058	$2,282	$152,340

2	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company’s reportable segments.

	Nine Months Ended September 30, 2018
	Trex Residential	Trex Commercial	Total
Net income	$107,449	$1,952	$109,401
Interest expense, net	377	—	377
Income tax expense	34,009	648	34,657
Depreciation and amortization	10,004	3,063	13,067

EBITDA	$151,839	$5,663	$157,502

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$152,340	$157,502	$(5,162)	(3.3)%
Trex Residential EBITDA	$150,058	$151,839	$(1,781)	(1.2)%
Trex Commercial EBITDA	$2,282	$5,663	$(3,381)	(59.7)%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA decreased 3.3% to $152.3 million for the 2019 nine-month period compared to $157.5 million for the 2018 nine-month period. The decrease was primarily driven by a $3.4 million decrease in Trex Commercial EBITDA driven by the decrease in amortization expense due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017 and a decrease in net sales. In addition, Trex Residential EBITDA decreased primarily due to a 3.6% decrease in gross margin related to the startup expenses on our new Enhance products and slower than normal production ramp-up
of those products.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At September 30, 2019 we had $133.3 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$98,986	$115,369
Net cash used in investing activities	(36,905)	(21,528)
Net cash used in financing activities	(34,498)	(17,042)

Net increase in cash and cash equivalents	$27,583	$76,799

Operating Activities
Cash provided by operations was $99 million during the 2019 nine-month period compared to cash provided by operations of $115 million during the 2018 nine-month period. The decrease in cash flows from operations was primarily due to higher working capital investment in accounts receivable. Cash provided by operations during the 2019 nine-month period was offset by increased cash paid for accounts payable and accrued expenses and other liabilities. Cash provided by operations in the 2018 nine-month period increased primarily due to an increase in net sales volume growth and related net income, offset by an increase in accounts receivable related to the increased net sales volume growth.

Investing Activities
Capital expenditures in the 2019 nine-month period were $36.9 million, consisting primarily of $33.7 million for general plant cost reduction initiatives and other production improvements and $1.9 million for other non-production
and general support initiatives. Capital expenditures in the 2018 nine-month period were $21.6 million, consisting primarily of $13.4 million for general plant cost reduction initiatives and other production improvements and $6.3 million for the purchase of domain names.
Financing Activities
Net cash used in financing activities was $34.5 million in the 2019 nine-month period primarily for repurchases of our common stock of $35.2 million. Net cash used in financing activities in the 2018 nine-month period was $17.0 million primarily related to repurchases of our common stock.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of September 30, 2019, the Company had repurchased 834,441 shares of the Company’s outstanding common stock under the Stock Repurchase Program.
Indebtedness.
Our Third Amended and Restated Credit Agreement, as amended, provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends January 12, 2021. At September 30, 2019, we had no outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $200 million.
Debt Covenants.
Our ability to make scheduled principal and interest payments, borrow and repay amounts under any outstanding revolving credit facility and continue to comply with any loan covenants depends primarily on our ability to generate sufficient cash flow from operations. To remain in compliance with covenants contained within our debt agreements, we must maintain specified financial ratios based on levels of debt, fixed charges, and earnings (excluding extraordinary gains and extraordinary non-cash
losses) before interest, taxes, depreciation and amortization. At September 30, 2019, we were in compliance with these covenants. Failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our credit facility, which may be declared payable immediately based on a default.
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
Capital Requirements.
In June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Winchester, Virginia, and Fernley, Nevada. The new multi-year capital expenditure program is projected at approximately $200 million between now and 2021, and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. Additional production capacity in Nevada came online in the third quarter of 2019. Additional lines will also be installed by the end of the second quarter of 2020. The Virginia capacity will begin to come online in the first quarter of 2021. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential composite decking. When completed these investments will increase our capacity by approximately 70 percent. As a result of the new capital expenditure program, we have revised our capital expenditure guidance to $65 million - $70 million in 2019. In addition to the above, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
Inventory in Distribution Channels
. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at September 30, 2019 compared to inventory levels at September 30, 2018.

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
 2018-01,
in July 2018 within ASU Nos.
2018-10
and
2018-11,
in December 2018 within ASU No.
 2018-20,
and in March 2019 within ASU No.
 2019-01
(collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use
asset and a lease liability. The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense. We adopted the standard on January 1, 2019, and elected the transition method of adoption, which allowed the Company to apply the standard as of the beginning of the period of adoption. We opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use
asset, and the exception for short-term leases. For our current classes of underlying assets, we did not elect the practical expedient under which the lease components would not be separated from the nonlease components. Nonlease components include certain maintenance services provided by the lessor and the related consideration is specified on a stand-alone basis in the applicable lease agreements. Adoption of the standard had a significant impact on our condensed consolidated balance sheet due to the recognition of a right-of-use
asset and lease liability (current and
non-current)
of $45.8 million and $47.2 million, respectively, upon adoption. As our leases do not provide an implicit rate that can be readily determined, we use our incremental borrowing rate based on the information available at the implementation date in determining the present value of lease payments.
Item	3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2018. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2019.
Item	4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2019 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2019 – July 31, 2019	54,620	$73.77	42,996	5,047,543
August 1, 2019 – August 31, 2019	42,944	$83.06	42,944	5,004,599
September 1, 2019 – September 30, 2019	39,040	$87.85	39,040	4,965,559

Quarterly period ended September 30, 2019	136,604		124,980

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)	On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended September 30, 2019, the Company repurchased 124,980 shares under the Stock Repurchase Program.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 28, 2019	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

31.1*	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith

**	Furnished herewith