Form 10-K
period 2019-12-31
TREX CO INC
filed 2020-02-24
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
of the registrant at June 30, 201
9
, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.2 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s common stock outstanding on February
10
, 20
20
 was 58,192,180.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 20 20 Annual Meeting of Stockholders	Part III

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange

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
General
Trex Company, Inc. (Company, we, us or our), was incorporated as a Delaware corporation in 1998. The Company is the world’s largest manufacturer of composite decking and railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. In addition, Trex is a leading national provider of custom-engineered railing and staging, systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540)
542-6300.
Products
Operations and Products:
The Company currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial).
Trex Residential
is the world’s largest manufacturer of high-performance,
low-maintenance
wood-alternative composite decking and railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, railing, fencing, steel deck framing, and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex the largest recycler of waste polyethylene plastic film in North America. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking and Accessories
Our principal decking products are Trex Transcend
®
, Trex Select
®
, and Trex Enhance
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

We also offer accessories to our decking products, including Trex Hideaway
®
, a hidden fastening system for grooved boards, and Trex DeckLighting
™
, an outdoor lighting system. Trex DeckLighting is a line of energy-efficient LED dimmable deck lighting, which is designed for use on posts, floors and steps. The line includes a post cap light, deck rail light, riser light and a recessed deck light.

Railing
Our railing products are Trex Transcend Railing, Trex Select Railing, Trex Enhance Railing and Trex Signature
®
aluminum railing. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Enhance, made from approximately 40 percent recycled content, is available in three colors and is offered through home improvement retailers in kits that contain the complete railing system. Trex Signature aluminum railing, made from a minimum of 50 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture ™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape ®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex CustomCurve ®	A system manufactured and sold by Curvelt, LLC that allows contractors to heat and bend Trex Products while on the job site.
Trex Pergola ™	Pergolas made from low maintenance cellular PVC product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks ™	Outdoor lattice boards manufactured and sold by Rhea Products, Inc. dba Acurio Latticeworks.
Trex Cornhole ™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo ® Trex Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs ™ and Structural Steel Posts	A staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage	Outdoor kitchens, cabinetry and storage manufactured and sold by NatureKast Products, LLC prior to December 31, 2019, and Danver Stainless Outdoor Kitchens on and after January 1, 2020.
Trex Outdoor Fire & Water ™	A line of outdoor fire features, water elements and decorative planters manufactured by Custom Molded Products, LLC.
Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. Trex Commercial designs and engineers custom railing solutions, which are prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems, which target commercial and high-rise applications, and portable staging equipment for the performing arts, sports, and event production and rental market. With a team of devoted engineers, and an industry-leading reputation for quality and dedication to customer service, Trex Commercial markets to architects, specifiers, contractors, and building owners.

Trex offers the following products through Trex Commercial:

Architectural Railing Systems
Our architectural railing systems are
pre-engineered
guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices. Trex Commercial can also design, engineer and manufacture custom railing systems tailored to the customer’s specific material, style and finish. Many railing styles are achievable, including glass, mesh, perforated railing and cable railing.

Aluminum Railing Systems
Our Trex Signature aluminum railings, made from a minimum of 50 percent recycled content, are a versatile, cost-effective and low-maintenance
choice for a variety of interior and exterior applications that we believe blend form, function and style. The strength and durability of Trex Signature railings make them a choice for any commercial setting, from high-rise condominiums and resort projects to public walkways and balconies. Aluminum railings come in a variety of colors and stock lengths to accommodate project needs.

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

Customers and Distribution
Trex Residential:
Wholesale Distributors/Retail Lumber Dealers
. We generate most of our sales for our composite decking and railing products through our wholesale distribution network by selling Trex Residential products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex Residential products, contractor training, inventory commitment and point-of-sale
display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors are able to provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors within a specified area to sell only Trex Residential decking products on an exclusive basis. The distributor purchases our products at prices in effect at the time we ship the product to the distributor. Sales to two of our distributors, Boise Cascade Company and U.S. Lumber Group, LLC, each exceeded 10% of sales in 2019.
Home Depot and Lowe’s.
We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Home Depot and Lowe’s serve both the contractor market and the
“do-it-yourself”
market. We believe that brand exposure through Home Depot and Lowe’s distribution promotes consumer acceptance of our products. Sales to Lowe’s stores exceeded 10% of sales in 2019.

We are committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. Our Vendor and Customer Code of Conduct and Ethics (Code), available at
www.trex.com/our-company,
applies to all parties providing goods and services to the Company, and all of our channel partners who distribute, sell and/or install our products (collectively, Business Partners). We expect all of our Business Partners, and all of our employees, agents and subcontractors to follow our high ethical standards set forth in the Code while they are conducting business with us or on our behalf. In addition, we expect our Business Partners to understand and comply with the Trex Company Code of Conduct and Ethics, available at
www.trex.com/our-company,
to do business with Business Partners who share the same commitment to human rights that we have and as set forth in our Human Rights Policy, available at
www.trex.com/our-company
.
Trex Commercial:
We sell our modular and architectural railing and staging systems to the commercial and multifamily market, including sports stadiums and performing arts venues, primarily to facility owners and general contractors throughout the country. We market these products through our direct sales staff, independent sales representatives, and bidding on projects.
Manufacturing Process
Products manufactured at our Trex Residential manufacturing facilities in Winchester, Virginia (Virginia) and Fernley, Nevada (Nevada) manufacturing facilities are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our eco-friendly
manufacturing process. Products manufactured at our Trex Commercial manufacturing facility in Minnesota are primarily manufactured from aluminum and stainless steel. Our primary manufacturing process for these products involves cutting, machining, welding and finishing. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of certain projects.
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
Suppliers
We conduct supply chain assessments when considered necessary in relation to the significance of the purchase and business opportunity for the Company. Assessments include in-person
reviews and tours of operating facilities. The Company is committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. As stated above, our Vendor and Customer Code of Conduct and Ethics, our Company Code of Conduct and Ethics, and our Human Rights Policy apply to all suppliers of the Company.
The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2019, we purchased substantially all of our reclaimed wood fiber requirements under purchase orders, which do not involve long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
•	Reclaimed Wood Fiber : Cabinet and flooring manufacturers are our preferred suppliers of reclaimed wood fiber because the reclaimed wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate reclaimed wood fiber as a byproduct of their manufacturing operations. If the reclaimed wood fiber meets our specifications, our reclaimed wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of reclaimed wood fiber. Depending on our needs, the amount of reclaimed wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.
•
Scrap Polyethylene
: The polyethylene we consume is primarily composed of scrap plastic film and plastic bags. We will continue to seek to meet our future needs for scrap polyethylene from the expansion of our existing supply sources and the development of new sources. We believe our use of multiple sources provides us with a cost advantage and facilitates an environmentally responsible approach to our procurement of polyethylene. Our ability to source and use a wide variety of polyethylene from third party distribution and manufacturing operations is important to our cost strategy. We maintain this ability through the continued expansion of our plastic reprocessing operations in combination with the advancement of our proprietary material preparation and extrusion processes.
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
Training
Trex University is our
state-of-the-art
training facility located near our Virginia manufacturing plant designed to educate and train retailers, contractors and other partners on the benefits of Trex Residential aesthetically pleasing, high-performance, low-maintenance,
eco-friendly
outdoor living products.
Growth Strategies
Our long-term goals are to perpetuate our position as the leading producer of branded superior composite decking, railing and other outdoor living products, expand our addressable market to achieve growth against wood and appeal to consumers who have not previously considered composites, and to extend our position as a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including performing arts venues and sports stadiums. To achieve our long-term goals, we intend to increase our market share and expand into new product categories and geographic markets through the design, creation and marketing of high-performance, low-maintenance,
eco-friendly
outdoor living products that offer superior aesthetics and quality, and by expanding our sales to commercial building projects. We will continue to explore opportunities that leverage our manufacturing and extrusion expertise and are tied to our recycling heritage. We intend to employ the following long-term strategies to achieve our goals:
•
Innovation
: Bring to the market new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.
•
Brand
: Expand preference and commitment for the Trex brand with both consumers and trade professionals. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products and custom-engineered railing and staging systems. Leverage online efforts to extend the Trex brand digital presence, both nationally and globally.
•	Channels : Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence for our wood-alternative outdoor living products, thereby making our products available wherever our customers choose to purchase their decking, railing, steel deck framing and outdoor lighting products, and by continuing to develop our commercial market penetration for our railing and staging systems.
•
Quality
: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.
•
Cost
: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex products. Investments in plastic recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering raw material costs of our outdoor living products. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process.
•	Customer Service : Through our commitment to superior customer service, continually deliver consistently outstanding, personalized service to all of our customers and prospects in all target segments.
Competition
Our primary competition for our composite decking and residential railing products consists of wood products, which constitutes a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. A majority of the lumber used in wood decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate some of the disadvantages of other wood products.
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

We believe we have a competitive advantage in products and markets in which we have established a leading market share versus our competition, including the stadium and arena railing market. We do not yet experience those favorable dynamics in markets in which we are a relatively new entrant, including the aluminum balcony market. These dynamics derive from familiarity with project and customer requirements, technical product requirements, and contractor and architect relationships.
Seasonality
Our operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential Products has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality. However, they are driven by the timing of individual projects, which may vary significantly each period.
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

We hold a number of U.S. Patents and U.S. Patent Applications for various technologies. We have one current U.S. Patent Application for decking technology and five U.S. Patents for various staging systems, accessories and related technologies. We intend to maintain our existing patents in effect until they expire as well as to seek additional patents as we consider appropriate.
We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.
Employees and Corporate Governance
At December 31, 2019, Trex Residential had 1,173 full-time employees, 933 of whom were employed in its manufacturing operations, and Trex Commercial had 159 full-time employees, 62 of whom were employed in its manufacturing operations. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable. The Company has internal standards related to hiring practices that encourage diversity, formal programs to provide skill development for our employees, and anti-discrimination standards. The Company has not had any serious complaints or claims over the last three years. We have adopted a Human Rights Policy across all of our operations that sets forth our values related to working conditions and human rights and underscores our philosophy about the way we conduct our business. The policy is available at
www.trex.com/our-company.
Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 19, 2019 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at www.trex.com/
our-company.
The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s General Counsel.
Environmental and Occupational Safety
Environmental
The Company’s commitment to managing environmental impact includes developing and offering more sustainable products to the market as well as reducing the environmental impact of its corporate activities. From continuous improvement in its manufacturing practices that reduce the use of energy to making products using industry leading high levels of reclaimed and recycled materials, the Company is able to improve its use of resources, its greenhouse gas emissions, and its waste streams. Our Environmental Policy, located on our web site at
www.trex.com/our-company,
outlines our foundational commitment to conducting business in an ethical and socially responsible manner that respects the environment. Environmental matters relevant to the Company’s operations are the responsibility of members of the executive management team, including the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, and the General Counsel.
Trex Residential’s
eco-friendly
composite decking products consist of a blend of 95 percent reclaimed wood and recycled plastic film. In addition, Trex Residential’s proprietary, eco-friendly
processing method minimizes greenhouse gas emissions and our bi-coastal
factories reduce fuel consumption and CO
2
emissions. Almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill. In addition, it is Trex Commercial’s goal to provide eco-friendly
products for the architectural railing market and promote an effort for design innovation that decreases the environmental footprint.
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
Market Recognition of Trex Brand’s Environmental Characteristics
The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. In 2019, Trex received the Green Builder Media 2019 Eco Leader award—the highest honor awarded by the publication’s editorial team—and received the Green Builder Media 2019 Readers’ Choice Award for “Greenest Decking—one of the most respected surveys issued by the publication. Trex is the only composite decking manufacturer to hold this title since 2009.
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
Occupational Safety
The Company is committed to plan and perform all operations at all facilities in a manner that is safe for its employees, and has adopted an Occupational Health and Safety Policy, located on our web site at www.trex.com/
our-company,
that sets forth our commitment to sustaining a compliant and safety conscious work environment and keeping safety at the forefront of our business. The commitment is based on:
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

Our business operates in two reportable segments, Trex Residential and Trex Commercial, and is subject to a number of risks, including the following. If applicable to a particular segment, we have specified the respective segment subject to the risk factor.

Risk	Discussion

Description:

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Impact:

Our failure to compete successfully could have a material adverse effect on the ability of Trex Residential to replace wood products or increase our market share amongst wood-alternative products.

•
If our Trex Residential products do not meet emerging demands and preferences, we could lose market share, which could have a material adverse effect on our business.

•
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

If our Trex Commercial products do not keep up with consumer trends, demands, and preferences we could lose market share, which could have a material adverse effect on our business.

Our primary competition for Trex Residential products consists of wood products, which constitute a substantial majority of decking, railing, fencing, and deck framing sales. Since composite products were introduced to the market in the late 1980s, their market acceptance has increased. Our ability to grow depends, in part, on our success in continuing to convert demand for wood products into demand for composite Trex Residential products. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products.

Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new alternatives that are more competitive with Trex products. Our ability to identify and respond to emerging consumer demands and preferences for Trex Residential products depends, in part, on how successfully we develop, manufacture and market new products.

To increase our market share, we must overcome:

•
Lack of awareness of the enhanced value of composite products in general and Trex Residential brand products in particular;

•
Resistance of many consumers and contractors to change from well-established wood products;

•
Consumer lack of awareness that the greater initial expense of Trex Residential products compared to wood is a one-time
cost that is reduced over time as Trex Residential products have lower maintenance costs and a longer life span than wood;

•
Established relationships existing between suppliers of wood products and contractors and homebuilders;

•
Actual and perceived quality issues with first generation composite products; and

•
Competition from other wood-alternative manufacturers.

Although Trex Commercial is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including performing arts venues and sports stadiums, there is significant competition for projects. In order to effectively compete, we must continually produce and install high quality products and innovate with new products.

Risk	Discussion

Description:

We may not be able to fully maintain our Trex Residential wholesaler and dealer channels.

Impact:

If Trex Residential fails to compete successfully for wholesale distributors and dealers, our business could experience material adverse effects, which could negatively impact profitability and cash flows.

Trex Residential sells most of our composite decking and railing products through our network of wholesale distributors who, in turn, sell to retail lumber outlets. Our Trex Residential growth strategy depends on maintaining this network and on our ability to compete with other entities for these channels. In order to successfully compete for wholesaler distributors, dealers and retail lumber outlets, we must accurately assess their customers’ needs and preferences.

Risk	Discussion

Description:

Certain of our Trex Residential product customers account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

Impact:

The loss of a significant customer could have a significant negative impact on our business, results of operations and financial condition.

A limited number of our Trex Residential product customers account for a significant percentage of our sales. We expect that a significant portion of our Trex Residential sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales.

Risk	Discussion

Description:

Our Trex Residential business is dependent on consistently producing a product which is available when needed to meet the demands of our customers. As our business grows, we must adjust capacity to meet customer needs and provide increased throughput on our existing capacity.

Impact:

Our Trex Residential sales growth and profitability could suffer from our failure to effectively pair supply and demand for our products. Our customers’ demands for varying quantities of products and delivery items throughout the year, and increased demand year to year, require monitoring and the ability to adjust production in accordance with these demands. Failure to do so can lead to lost or reduced sales and have a negative effect on earnings.

In order to meet Trex Residential customer demand in a timely manner, we must adjust capacity to meet customer needs and provide increased throughput on our existing capacity. Our sourcing team must obtain raw materials on a timely basis at an appropriate volume.

Risk	Discussion

Description:

Our prospects for sales growth and profitability may be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

Impact:

If we are unable to produce high-quality products at standard manufacturing rates and yields, unit costs may be higher. A lack of product performance could impede acceptance of our products in the marketplace and negatively affect our profitability.

Future increases to our Trex Residential warranty reserve could have a material adverse effect on our profitability and cash flows.

In the event lawsuits relating to alleged product quality issues are brought against us in the future, such lawsuits may be costly and could cause adverse publicity, which in turn could result in a loss of consumer confidence in our products and reduce our sales. Product quality claims could increase our expenses, have a material adverse effect on demand for our products and decrease net sales, net income and liquidity.

In order to expand our net sales and sustain profitable operations we must maintain the quality and performance of our products.

Trex Residential continues to receive and settle claims and maintain a warranty reserve related to decking product produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure by settling a nationwide class action lawsuit that provides that a consumer’s remedy is limited to the replacement of product and a partial labor reimbursement. However, because the establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims have had a material adverse effect on our profitability and cash flows.

A number of class action lawsuits alleging defects in our products have been brought against us, all of which have been settled.

Risk	Discussion

Description:

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

Impact:

Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials, the quality of available raw materials, or from the failure to obtain sufficient additional raw materials to meet planned increases in production.

The manufacture of our Trex Residential composite decking and railing products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using scrap polyethylene. Our ability to obtain adequate supplies of wood fiber and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations. In addition to wood fiber and scrap polyethylene, we also use a small percentage of other materials in making our products, which are sometimes subject to volatility in supply and pricing and could negatively affect our profitability.

The manufacture of our Trex Commercial products requires substantial amounts of aluminum, steel, glass and wood. These materials are also sometimes subject to volatility in pricing, which could negatively affect our profitability.

Risk	Discussion

Description:

We have limited ability to project inventory
build-ups
in our Trex Residential distribution channel that can negatively affect our sales in subsequent periods.

Impact:

We cannot definitively determine the level of inventory in the Trex Residential distribution channels at any time and, therefore, have limited ability to precisely project inventory build-ups
in the Trex Residential
two-step
distribution channel. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on the timing of future sales.

Trex Residential sells most of our composite decking and railing products through our network of wholesale distributors who, in turn, sell to retail outlets. The seasonal nature of, and changing conditions in, our industry can result in substantial fluctuations in inventory levels of Trex Residential products carried in our two-step
distribution channel. Because of the seasonal nature of the demand for our products, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex Residential product inventories in advance of the prime deck-building season, which generally occurs in the latter part of the first calendar quarter through the third calendar quarter. Accordingly, our results for the second and third quarters are difficult to predict and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases, increases in the number of competitive producers, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures and the cost and availability of consumer credit.

Risk	Discussion

Description:

The demand for our Trex Residential products is negatively affected by adverse weather conditions.

Impact:

Seasonal, erratic, or prolonged adverse weather conditions may shift sales of Trex Residential products to future periods or decrease overall sales given the limited decking season in many locations, which could have a negative impact on our results of operations and liquidity.

Our Trex Residential products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and weather conditions during the time they are to be installed. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products.

Risk	Discussion

Description:

We depend on third parties for transportation services and the lack of availability of transportation and/or increases in cost could materially adversely affect our business and operations.

Impact:

If the required supply of third-party transportation services is unavailable when needed, we may be unable to deliver our products in a timely manner and, therefore, unable to sell our products at full value, or at all. Similarly, if any of these providers were unavailable to deliver raw materials to us in a timely manner, we may be unable to manufacture our products in response to customer demand. This could harm our reputation, negatively impact our customer relationships and have a material adverse effect on our financial condition and results of operations. In addition, a material increase in transportation rates or fuel surcharges could have a material adverse effect on our profitability.

Our business depends on the transportation by third parties of both raw materials to us and finished goods to our customers. In particular, a significant portion of our finished goods are transported by flatbed trucks, which are occasionally in high demand (especially at the end of calendar quarters) and/or subject to price fluctuations based on market conditions and the price of fuel.

Risk	Discussion

Description:

The demand for our products is influenced by the home improvement and commercial construction markets and could be adversely affected by conditions that negatively impact these markets.

Impact:

We cannot predict conditions that may negatively impact the home remodeling and new home construction environment. Any economic downturn or adverse changes in the home improvement market could reduce consumer income or equity capital available for spending on discretionary items, which could adversely affect the demand for our Trex Residential products.

We cannot predict conditions that may negatively impact the commercial construction environment. Any economic downturn could negatively impact the availability of funding for commercial construction projects and the ability of Trex Commercial customers to engage in commercial construction activity, which could adversely affect the demand for Trex Commercial products.

The demand for Trex Residential composite decking and railing products is influenced by the general health of the economy, the level of home improvement activity and, to a much lesser extent, new home construction. These factors are affected by home equity values, credit availability and interest rates, consumer confidence, income and spending habits, employment, inflation and general economic conditions.

The demand for Trex Commercial railing and staging system products is influenced by the general health of the economy and the level of commercial construction activity, building variances, funding availability for large public use facilities, including sports stadiums and arenas, and the construction schedules of our projects.

Risk	Discussion

Description:

We have significant capital invested in assets that may become obsolete or impaired and result in a charge to our earnings.

Impact:

The recognition of goodwill may result in an impairment charge to our earnings if circumstances change and reduce the fair value of the goodwill acquired below its carrying amount.

Significant replacement of equipment or changes in the expected cash flows related to our assets could result in reduced earnings or cash flows in future periods.

We have made and may continue to make significant capital investments in order to acquire businesses or operations that allow us to diversify into new product markets. These investments have resulted in, and may in the future result in, the recognition of goodwill. In addition, we have made and may continue to make significant capital investments to our property plant and equipment in order to improve or expand our manufacturing capabilities. These investments sometimes involve the implementation of new technology and replacement of existing equipment at our manufacturing facilities, which may result in charges to our earnings if the existing equipment is not fully depreciated.

Risk	Discussion

Description:

Our ability to continue to obtain financing on favorable terms, and the level of any outstanding indebtedness, could adversely affect our financial health and ability to compete.

Impact:

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

At certain periods during the year, we may borrow significant amounts on our senior credit facility for working capital purposes. In addition, we may borrow on the senior credit facility to pursue strategic opportunities or other general business matters. Accordingly, our future level of indebtedness and the terms of our borrowings could have important consequences.

Risk	Discussion

Description:

Cyberattacks and other security breaches could compromise our proprietary and confidential information which could harm our business and reputation.

Impact:

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

Item 1B.	Unresolved Staff Comments

None.
Item 2.	Properties

We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose
Corporate Headquarters	39,250 SF	Leased	2025	Virginia	Office Space

Trex Residential	1,671,852 SF	Leased	2020 – 2028	Virginia / Nevada	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	705,000 SF / 129 Acres	Owned	N/A	Virginia / Nevada	Manufacturing Facilities, Storage and Office Space

Trex Commercial	142,808 SF	Leased	2022 – 2028	Minnesota	Warehouse, Facility and Office Space

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2019, we spent a total of $67 million on capital expenditures, including $60 million related to capacity expansion and general plant cost reduction initiatives, $5 million for other production improvements and $2 million for general support initiatives. In order to keep pace with demand, in June 2019 we announced a new multi-year capital expenditure program projected at approximately $200 million between 2019 and 2021. The program will increase production capacity by at least 70% at our Trex Residential facilities in Virginia and Nevada and will bring further manufacturing efficiencies to our production operations. In the third quarter of 2019, we installed two additional lines in our Nevada facility and three new lines will begin ramping up in Nevada in the second quarter of 2020. One new production line was operational in Virginia in the fourth quarter of 2019, and a new building being constructed in Virginia is scheduled to start ramping up production by early 2021 at the latest. These investments will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential composite decking.
For information about our leases, see Note 10 to our Consolidated Financial Statements appearing elsewhere in this report. The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some equipment, primarily forklifts, at our facilities under operating leases.
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
Issuer Purchases of Equity Securities
The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2019 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2019 – October 31, 2019	48,489	$88.97	44,919	4,920,640
November 1, 2019 – November 30, 2019	39,060	$87.49	39,060	4,881,580
December 1, 2019 – December 31, 2019	40,960	$87.68	40,960	4,840,620

Quarter ended December 31, 2019	128,509		124,939

(1)	During the three months ended December 31, 2019, 3,570 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)	On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended December 31, 2019, the Company repurchased 124,939 shares under the Stock Repurchase Program.

Stockholder Return Performance Graph
The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2014 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products, and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2015, 2016, 2017, 2018 and 2019.
Comparison of Cumulative Total Return
Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Trex Company, Inc.	$100.00	$89.34	$151.24	$254.53	$278.82	$422.17
Russell 2000 Index	$100.00	$95.59	$115.96	$132.95	$118.31	$148.52
S&P 600 Building Products	$100.00	$119.97	$155.70	$187.18	$148.27	$210.82
Other Stockholder Matters
As of February 10, 2020, there were approximately 153 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
In 2019, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data
The following table presents selected financial data as of December 31, 2019, 2018, 2017, 2016, and 2015 for each year in the five-year period ended December 31, 2019.
The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2019 (2)	2018	2017 (3)	2016 (4)	2015 (5)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$745,347	$684,250	$565,153	$479,616	$440,804
Cost of sales	438,844	389,356	321,780	292,521	285,935

Gross profit	306,503	294,894	243,373	187,095	154,869
Selling, general and administrative expenses	118,304	118,225	100,993	83,140	77,463

Income from operations	188,199	176,669	142,380	103,955	77,406
Interest (income) expense, net	(1,503)	(192)	461	1,125	619

Income before income taxes	189,702	176,861	141,919	102,830	76,787
Provision for income taxes	44,964	42,289	46,791	34,983	28,689

Net income	$144,738	$134,572	$95,128	$67,847	$48,098

Basic earnings per share	$2.48	$2.29	$1.62	$1.15	$0.77

Basic weighted average shares outstanding	58,430,597	58,739,670	58,785,118	58,789,118	62,701,084

Diluted earnings per share	$2.47	$2.28	$1.61	$1.15	$0.76

Diluted weighted average shares outstanding	58,657,749	59,067,302	59,150,920	59,225,338	63,365,018

Cash Flow Data:
Cash provided by operating activities	$156,352	$138,121	$101,865	$85,293	$62,634
Cash used in investing activities	(67,244)	(33,733)	(86,789)	(10,202)	(23,329)
Cash used in financing activities	(45,974)	(29,203)	(3,226)	(62,422)	(42,854)

Other Data (unaudited):
EBITDA (non-GAAP) (6)	$202,230	$193,136	$159,110	$118,136	$91,701

Balance Sheet Data:
Cash and cash equivalents	$148,833	$105,699	$30,514	$18,664	$5,995
Working capital	224,534	177,450	86,289	54,264	38,581
Total assets	592,239	465,122	326,227	221,430	211,998
Total debt	—	—	—	—	7,000
Total stockholders’ equity	$449,175	$342,963	$231,250	$134,161	$116,463

1)	All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one
stock split of our common stock in the form of a stock dividend distributed on June 18, 2018 to stockholders of record at the close of business on May 23, 2018.
2)	In January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, “ Leases (Topic 842), ” and subsequent amendments to the initial guidance within ASU Nos.
2018-01,
2018-10,
2018-11,
2018-20,
and
2019-01
(collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use
(ROU) asset and a lease liability (current and
non-current).
The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. The Company elected the modified retrospective method of adoption, which allowed the Company to apply the standard as of the beginning of the period of adoption. As a result, at December 31, 2019 the Company reported an ROU asset in total assets and included the current portion of the lease liability in working capital.
3)	On July 31, 2017, the Company’s newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc. acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC. The Consolidated Financial Statements include the accounts of Trex Commercial Products, Inc. from the date of acquisition. Also, the tax legislation H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018,” known as the Tax Cuts and Jobs Act (Act), was enacted on December 22, 2017. Accordingly, we have recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. Deferred tax assets that existed as of the enactment date and that reversed after the Act’s effective date of January 1, 2018 were adjusted to reflect the new Federal statutory tax rate of 21%. The effect of the change in tax rate on the deferred tax assets was allocated to continuing operations as a discrete item. We finalized our analysis of the Act in 2018, which did not give rise to new deferred tax amounts.
4)	Year ended December 31, 2016 was materially affected by a
pre-tax
increase of $9.8 million to the warranty reserve related to surface flaking. Also, during 2016, the Company adopted FASB ASU No.
 2015-17,
“
Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.
”
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
5)	Year ended December 31, 2015 was materially affected by a pre-tax increase of $7.8 million to the warranty reserve, the majority of which related to surface flaking.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Net income	$144,738	$134,572	$95,128	$67,847	$48,098
Plus interest (income) expense, net	(1,503)	(192)	461	1,125	619
Plus income tax provision	44,964	42,289	46,791	34,983	28,689
Plus depreciation and amortization	14,031	16,467	16,730	14,181	14,295

EBITDA (non-GAAP)	$202,230	$193,136	$159,110	$118,136	$91,701

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; and the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences.
OVERVIEW
General.
Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is focused on using renewable resources within both our Trex Residential and Trex Commercial segments.
Trex Residential
is the world’s largest manufacturer of wood-alternative composite decking and railing products marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high-performance, low maintenance, eco-friendly
products in the decking, railing, fencing, steel deck framing and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.
We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories	Trex Transcend ® decking Trex Enhance ® decking Trex Select ® decking Trex Hideaway ® hidden fastening system Trex DeckLighting ™ outdoor lighting system
Railing	Trex Transcend Railing Trex Signature ® aluminum railing Trex Select Railing Trex Enhance Railing
Fencing	Trex Seclusions ®
Steel Deck Framing System	Trex Elevations ®

Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. We offer modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues through Trex Commercial.
Highlights related to the twelve months ended December 31, 2019 include:
•	Increase in net sales of 9%, or $61.1 million, to $745.3 million in the twelve months ended December 31, 2019 compared to $684.3 million in the twelve months ended December 31, 2018. Net sales in 2019 were the highest of any year in our history.
•	Trex Residential net sales increased $81 million, or 13%, in 2019 compared to 2018, and were the highest of any year in our history.
•	Increase in gross profit of 4%, or $11.6 million, to $306.50 million for the twelve months ended December 31, 2019 compared to $294.9 million for the twelve months ended December 31, 2018.
•	Increase in net income to $144.7 million, also reflecting the highest of any year in our history.
•	Cash flows from operating activities were $156.4 million in the twelve months ended December 31, 2019 compared to $138.1 million in the twelve months ended December 31, 2018.
•	New capital expenditure program to increase production capacity at the Trex Residential facilities in Virginia and Nevada and projected at approximately $200 million in the aggregate by 2021.
•	Repurchase of 500,059 shares of our outstanding common stock under our Stock Repurchase Program in 2019, for a total of 959,380 shares repurchased under the program to date.
Business Acquisition.
On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with Staging Concepts Acquisition, LLC (SC Company) and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. The acquisition provides us with the opportunity to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, and an increase in the range of products the Company may offer its core customers. The Consolidated Financial Statements include the accounts of Trex Commercial Products, Inc. from the date of acquisition.
Net Sales.
Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The operating results for Trex Residential have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practices, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season to ensure adequate availability of its product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality, but are driven by the timing of individual projects, which may vary significantly each period.
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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials. Generally, this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature
®
Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, the Company also warrants its Trex Commercial products will be free of manufacturing defects for one to three years.
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
We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been our practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the year ended December 31, 2019, was slightly lower than our expectations for 2019 and the number of claims received in the year ended December 31, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in 2019 was considerably higher than our expectations for 2019 and the average settlement cost per claim experienced in 2018 due to an increase in larger claims settled and changes in the mix of settlement methods. We believe our reserve at December 31, 2019 is sufficient to cover future surface flaking obligations and no adjustments were required in the current year.
Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.9 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2019	2018	2017
Claims unresolved beginning of period	2,021	2,306	2,755
Claims received (1)	1,394	1,481	2,250
Claims resolved (2)	(1,691)	(1,766)	(2,699)

Claims unresolved end of period	1,724	2,021	2,306

Average cost per claim (3)	$3,447	$2,631	$2,546

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
For additional information about product warranties, see Notes 2 and 19 to the Consolidated Financial Statements appearing elsewhere in this report.
Goodwill.
The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “
Intangibles—Goodwill and Other
,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. The Company first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount to determine if it should proceed with the evaluation of goodwill for impairment. If the Company proceeds with the two-step
impairment test, the Company first compares the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and step two of the impairment analysis is performed. In step two of the analysis, an impairment loss is recorded equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise. The Company measures fair value of the reporting unit based on a present value of future discounted cash flows and a market valuation approach.

Revenue Recognition
Effective January 1, 2018, we adopted the requirements of Financial Accounting Standards Board Accounting Standards Update
2014-09,
“Revenue from Contracts with Customers” (Topic 606)
. We determined the appropriate revenue recognition for our contracts with customers by analyzing the type, terms and conditions of our contracts with our customers. Topic 606 provides a single, comprehensive model for revenue recognition arising from contracts with customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the Company satisfies the performance obligation. Revenue is recognized at an amount that reflects the consideration to which the entity expects to be entitled in exchange for transferring control of the goods or services to a customer. Adoption of Topic 606 did not have an impact on the Company’s financial condition or results of operations. The following provides additional information about our contracts with customers.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2019, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
RESULTS OF OPERATIONS
Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Year Ended December 31, 2019 Compared To Year Ended December 31, 2018
Net Sales

	Year Ended December 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total net sales	$745,347	$684,250	$61,097	8.9%
Trex Residential net sales	$694,267	$613,229	$81,038	13.2%
Trex Commercial net sales	$51,080	$71,021	$(19,941)	(28.1)%
The 9% increase in total net sales in 2019 compared to 2018 was primarily due to an increase in net sales of 13% at Trex Residential, offset by a 28% decrease in Trex Commercial net sales. The primary driver of Trex Residential net sales was increased volume growth. Through the first quarter of 2019, and to a much lesser extent in the second and third quarters of 2019, Trex Residential net sales were constrained due to supply issues primarily caused by new product startup inefficiencies related to our new Enhance decking product. These inefficiencies resulted in lower throughput than was needed to support market demand. Net sales in 2018 were impacted by a $6 million unfavorable charge related to expanded stocking positions in all residential sales channels. Excluding this impact, Trex Residential net sales increased by 12%. Trex Commercial net sales decreased mainly due to fewer large projects compared to the period of strong, large project completions experienced in 2018.
Gross Profit

	Year Ended December 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Cost of sales	$438,844	$389,356	$49,488	12.7%
% of total net sales	58.9%	56.9%
Gross profit	$306,503	$294,894	$11,609	3.9%
Gross margin	41.1%	43.1%
Gross profit as a percentage of net sales, gross margin, was 41.1% in 2019 compared to 43.1% in 2018. Gross margin for Trex Residential and Trex Commercial products in 2019 totaled 42.4% and 23.5%, respectively, compared to 45.6% and 21.8%, respectively, in 2018. The decrease in gross margin was primarily due to a decrease in Trex Residential gross profit related to new product startup costs and manufacturing inefficiencies associated with the slower than normal production ramp up on those products, including reduced line rates, increased material usage and lower manufacturing yields. During March and through the third quarter, we made numerous changes to improve throughput. As a result, our production rates largely returned to planned levels and associated operating inefficiencies have been reduced. We believe these improvements will continue to result in improved throughput and efficiency. The startup costs are largely behind us and we expect continued improvement in throughput and efficiency in future periods. We have begun to reduce material added to the Enhance product in the first quarter of 2020 and expect to be essentially at the original design target by the end of the third quarter in 2020. Trex Commercial gross margin increased primarily due to initiatives aimed at improving project management, estimating and manufacturing. However, the increase was hampered due to under absorption of manufacturing overhead as a result of lower net sales.
Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Selling, general and administrative expenses	$118,304	$118,225	$79	0.1%
% of total net sales	15.9%	17.3%

Selling, general and administrative expenses in 2019 were comparable to those in 2018. Incentive compensation decreased $4 million in 2019. In addition, amortization expense decreased $2.7 million in 2019 due to the full amortization of intangible assets acquired as part of the SC Company acquisition in July 2017. The decreases were offset primarily by increases in other personnel expense of $3.6 million, $0.7 million in branding and advertising spend in support of our market growth programs, $0.3 million in research and development expenses and an increase in other miscellaneous expenses.
Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Provision for income taxes	$44,964	$42,289	$2,675	6.3%
Effective tax rate	23.7%	23.9%
The effective tax rate for 2019 decreased by 0.2% compared to the effective tax rate for 2018 primarily due to an increase in excess tax benefits from the exercise of share-based payments.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

Year Ended December 31	2019 Trex Residential	2019 Trex Commercial	2019 Trex Consolidated
Net income	$142,811	$1,927	$144,738
Interest income, net	(1,496)	(7)	(1,503)
Income tax expense	44,292	672	44,964
Depreciation and amortization	13,413	618	14,031

EBITDA	$199,020	$3,210	$202,230

Year Ended December 31	2018 Trex Residential	2018 Trex Commercial	2018 Trex Consolidated
Net income	$131,823	$2,749	$134,572
Interest income, net	(192)	—	(192)
Income tax expense	41,421	868	42,289
Depreciation and amortization	13,216	3,251	16,467

EBITDA	$186,268	$6,868	$193,136

1	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management evaluates the performance of its reportable segments using EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income and, in relation to its competitors, it eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments.

	Year Ended December 31,		$ Change	% Change
	2019	2018
	(dollars in thousands)
Total EBITDA	$202,230	$193,136	$9,094	4.7%
Trex Residential EBITDA	$199,020	$186,268	$12,752	6.9%
Trex Commercial EBITDA	$3,210	$6,868	$(3,658)	(53.3)%
The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between the Company and its competitors and between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 4.7% to $202 million for 2019 compared to $193 million for 2018. The increase was primarily driven by a $13 million increase in Trex Residential EBITDA driven by the increase in net sales. The increase was offset by a decrease in EBITDA at Trex Commercial primarily related to a decrease in net sales.
Year Ended December 31, 2018 Compared To Year Ended December 31, 2017
The Company hereby incorporates by reference the financial results from fiscal year 2017 and the comparison of financial results from fiscal year 2018 to fiscal year 2017 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2018 and filed with the U.S. Securities and Exchange Commission on February 14, 2019.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flow from operations, borrowings, operating leases and normal trade credit terms from operating activities.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$156,352	$138,121	$101,865
Net cash used in investing activities	(67,244)	(33,733)	(86,789)
Net cash used in financing activities	(45,974)	(29,203)	(3,226)

Net increase in cash and cash equivalents	$43,134	$75,185	$11,850

Operating Activities
Cash provided by operating activities increased $18.2 million in 2019 compared to 2018 primarily due to the increase in gross profit and related increase in net income resulting from the increase in net sales volume growth, offset by a decrease in working capital investment of $2.9 million.
Investing Activities
Investing activities in 2019 consisted of $67.3 million in capital expenditures, including $59.8 million related to capacity expansion and general plant cost reduction initiatives, $4.9 million for other production improvements and $2.2 million for general support initiatives.

Financing Activities
Net cash used in financing activities in 2019 increased $16.8 million compared to 2018 primarily due to the increase in stock repurchase activity in 2019 of $16.5 million.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the date of this report, the Company has repurchased 959,380 shares under the Stock Repurchase Program.
Inventory in Distribution Channels
. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant increases in the levels of inventory in the distribution channels at December 31, 2019 compared to inventory levels at December 31, 2018.
Business Acquisition.
On July 31, 2017, through our wholly-owned subsidiary, Trex Commercial Products, Inc., we entered into a definitive agreement with SC Company and on that date acquired certain assets and liabilities of SC Company for $71.8 million in cash. We used cash on hand and $30.0 million from our existing revolving credit facility to acquire the business.
Seasonality
. The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality. However, they are driven by the timing of individual projects, which may vary significantly each period.
Indebtedness
.
Indebtedness after November 4, 2019
. On November 5, 2019, the Company as borrower, Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent; SunTrust Bank (SunTrust); and Branch Banking and Trust Company (BB&T) (each, a Lender and collectively, the Lenders), arranged by Bank of America Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) to amend and restate the Third Amended and Restated Credit Agreement dated as of January 12, 2016, as amended (Third Amended Credit Agreement), by and among the Company, as borrower; BOA, as a lender, Administrative Agent, Swing Line Lender and L/C Issuer; CitiBank, N.A. (Citi); Capital One, N.A. (Capital One); and SunTrust, each as a lender; and Bank of America Merrill Lynch, as Sole Lead Arranger and Sole Bookrunner.
Under the Fourth Amended Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year (Loan Limit) throughout the term, which ends November 5, 2024 (Term). Previously, under the Third Amended Credit Agreement, BOA, Citi, Capital One and SunTrust agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which would have ended on January 12, 2021 if not replaced by the Fourth Amended Credit Agreement.
Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $15 million and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.
The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Fourth Amended Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Fourth Amended Credit Agreement) and Eurodollar Rate Loans for the Revolving Loans and Swing Line Loans accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate (as defined in the Fourth Amended Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus 1.0%. Repayment of all then outstanding principal, interest, fees and costs is due on November 5, 2024.
Under the terms of the Fourth Amended and Restated Security and Pledge Agreement, the Company and TCP, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Fourth Amended and Restated Security and Pledge Agreement.
Indebtedness through November 4, 2019
. On January 12, 2016, the Company entered into a Third Amended Credit Agreement with BOA as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders including Citi, Capital One, and SunTrust (collectively, Lenders) arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. The Third Amended Credit Agreement amended and restated the Second Amended Credit Agreement.
Under the Third Amended Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which would have ended on January 12, 2021. Included within the revolving loan limit were sublimits for a letter of credit facility in an amount not to exceed $15 million and swing line loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The revolving loans, the letter of credit facility and the swing line loans were for the purpose of funding working capital needs and supporting general business operations. Additionally, within the Revolving Loan Limit, the Company could borrow, repay, and reborrow, at any time or from time to time while the Third Amended Credit Agreement was in effect.
The Company had the option to select interest rates for each loan request at the Base Rate or Eurodollar Rate. Base rate loans under the revolving loans and the swing line loans accrued interest at the Base Rate plus the Applicable Rate. Eurodollar Rate Loans for the revolving loans and swing line loans accrued interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate. The Base Rate for any day was a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus 1.0%. Repayment of all then outstanding principal, interest, fees and costs would have been due on January 12, 2021.

The Third Amended Credit Agreement was secured by property with respect to which liens in favor of the Administrative Agent, for the benefit of itself and the other holders of the obligations, were purported to be granted pursuant to and in accordance with the terms of the collateral documents as referenced in the Third Amended Credit Agreement.
Compliance with Debt Covenants and Restrictions.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2019. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
Contractual Obligations.
The following table summarizes our contractual obligations, which consist primarily of purchase commitments and operating leases, as of December 31, 2019 (in thousands):
Contractual Obligations
Payments Due by Period

	Total	1 year	2-3 years	4-5 years	After 5 years
Purchase obligations (1)	$33,051	$26,763	$6,274	$14	$—
Operating leases, including imputed interest (2)	46,935	8,858	14,743	12,255	11,079

Total contractual obligations	$79,986	$35,621	$21,017	$12,269	$11,079

(1)	Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain.
(2)	Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases.
Off-Balance Sheet Arrangements.
We do not have
off-balance
sheet financing arrangements.
Capital and Other Cash Requirements.
In order to meet future demand, in June 2019 we announced a new multi-year capital expenditure program projected at approximately $200 million between 2019 and 2021. The program will increase production capacity by at least 70% at our Trex Residential facilities in Virginia and Nevada and will bring further manufacturing efficiencies to our production operations. In the third quarter of 2019, we installed two additional lines in our Nevada facility and three new lines will begin ramping up there in the second quarter of 2020. One new production line was operational in Virginia in the fourth quarter of 2019, and a new building being constructed in Virginia is scheduled to start ramping up production by early 2021 at the latest. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential composite decking. We currently estimate that capital expenditures in 2020 will be approximately $140 million to $160 million.
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
NEW ACCOUNTING STANDARDS
In August 2018, the FASB issued ASU No.
 2018-15,
“Intangibles—Goodwill and
Other—Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)”. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company will adopt the guidance on January 1, 2020, and has determined that adoption will not have a material impact on its financial condition or results of operations.
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company will adopt the guidance on January 1, 2020. The Company does not believe adoption will have a material impact on its financial condition or results of operations.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments,” and issued subsequent amendments to the initial guidance in November 2018 within ASU No.
 2018-09,
April 2019 within ASU No.
 2019-04,
and May 2019 within ASU No.
 2019-05.
The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (CECL) model. The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach. The Company will adopt the guidance on January 1, 2020. The Company has determined that adoption will not have a material impact on its financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2019, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.
In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2019.
Item 8.	Financial Statements and Supplementary Data
The financial statements listed in Item 15 and appearing on pages
F-2
through
F-
33 are incorporated by reference in this Item 8 and are filed as part of this report.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Executive Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting
We, as members of management of Trex Company, Inc. (Company), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
We assessed the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2019, our internal control over financial reporting was effective, based on the COSO Framework.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 24, 2020	By:	/s/ James E. Cline
James E. Cline President and Chief Executive Officer (Principal Executive Officer)

February 24, 2020	By:	/s/ Bryan H. Fairbanks
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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
February 24, 2020

Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2019 fiscal year-end.
We have adopted a Code of Conduct and Ethics, which is applicable to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at
www.trex.com/our-company/corporate-governance
, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.
Item 11.	Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2019 fiscal year-end.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2019 fiscal year-end.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2019 fiscal year-end.
Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2019 fiscal year-end.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company appear on pages
F-2
through
F-
33 of this report and are incorporated by reference in Part II, Item 8:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F- 34

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.
(a)(3) See Exhibit Index at the end of the Annual Report on Form
10-K
for the information required by this Item.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F- 34

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.
Adoption of New ASU No.
 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No.
 2016-02,
Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Surface Flaking Warranty
Description of the Matter
At December 31, 2019, the Company’s surface flaking warranty reserve was $19.0 million. As discussed in Note 19 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s warranty reserve is based on an actuarial analysis of the number of claims to be settled and management’s estimate of the average cost to settle each claim. The actuarial analysis utilized determines a reasonably possible range of claims to be received and the percentage of those claims that will ultimately require payment.

Auditing the surface flaking warranty reserve is complex and required the involvement of a specialist due to the highly judgmental nature of the actuarially determined number of claims. Auditing the reserve is also complex due to the judgmental nature of the significant assumptions made by management (e.g., the size of the affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement) and used in the measurement process. These determinations, assumptions and judgments have a significant effect on the surface flaking reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s measurement and valuation of the surface flaking warranty reserve. For example, we tested controls over the appropriateness of the assumptions used and the completeness and accuracy of the underlying data.

To test the surface flaking warranty reserve, our audit procedures included, among others, evaluating the methodologies and the significant assumptions used. For example, we involved an actuarial specialist to assist us in independently calculating a range of the expected number of claims and compared that to the Company’s range. We also performed sensitivity analyses to evaluate changes in the liability that would result from changes in significant assumptions. In addition, we assessed the historical accuracy of management’s estimates to identify potential changes in the measurement and valuation of the surface flaking reserve. We performed audit procedures on the completeness and accuracy of the underlying data used by the Company in its analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Richmond, Virginia
February 24, 2020

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except share and per share data)
Net sales	$745,347	$684,250	$565,153
Cost of sales	438,844	389,356	321,780

Gross profit	306,503	294,894	243,373
Selling, general and administrative expenses	118,304	118,225	100,993

Income from operations	188,199	176,669	142,380
Interest (income) expense, net	(1,503)	(192)	461

Income before income taxes	189,702	176,861	141,919
Provision for income taxes	44,964	42,289	46,791

Net income	$144,738	$134,572	$95,128

Basic earnings per common share	$2.48	$2.29	$1.62

Basic weighted average common shares outstanding	58,430,597	58,739,670	58,785,118

Diluted earnings per common share	$2.47	$2.28	$1.61

Diluted weighted average common shares outstanding	58,657,749	59,067,302	59,150,920

Comprehensive income	$144,738	$134,572	$95,128

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$148,833	$105,699
Accounts receivable, net	78,462	91,163
Inventories	56,106	57,801
Prepaid expenses and other assets	19,803	15,562

Total current assets	303,204	270,225
Property, plant and equipment, net	171,300	117,144
Goodwill and other intangible assets, net	74,084	74,503
Operating lease assets	40,049	—
Other assets	3,602	3,250

Total Assets	$592,239	$465,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,227	$31,084
Accrued expenses and other liabilities	58,265	56,291
Accrued warranty	5,178	5,400

Total current liabilities	78,670	92,775
Operating lease liabilities	34,242	—
Deferred income taxes	9,831	2,125
Non-current accrued warranty	20,317	25,354
Other long-term liabilities	4	1,905

Total Liabilities	143,064	122,159

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 70,187,463 and 69,998,336 shares issued and 58,240,721 and 58,551,653 shares outstanding at December 31, 2019 and 2018, respectively	702	700
Additional paid-in capital	123,996	124,224
Retained earnings	561,680	416,942
Treasury stock, at cost, 11,946,742 and 11,446,683 shares at December 31, 2019 and 2018, respectively	(237,203)	(198,903)

Total Stockholders’ Equity	449,175	342,963

Total Liabilities and Stockholders’ Equity	$592,239	$465,122

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2016	58,801,104	$698	$119,733	$187,242	10,987,362	$(173,512)	$134,161
Net income	—	—	—	95,128	—	—	95,128
Employee stock plans	33,228	2	391	—	—	—	393
Shares withheld for taxes on awards	(58,470)	(2)	(3,617)	—	—	—	(3,619)
Stock-based compensation	80,998	—	5,187	—	—	—	5,187

Balance, December 31, 2017	58,856,860	698	121,694	282,370	10,987,362	(173,512)	231,250
Net income	—	—	—	134,572	—	—	134,572
Employee stock plans	63,448	1	881	—	—	—	882
Shares withheld for taxes on awards	(13,028)	—	(4,695)	—	—	—	(4,695)
Stock-based compensation	103,694	1	6,344	—	—	—	6,345
Repurchases of common stock	(459,321)	—	—	—	459,321	(25,391)	(25,391)

Balance, December 31, 2018	58,551,653	700	124,224	416,942	11,446,683	(198,903)	342,963
Net income	—	—	—	144,738	—	—	144,738
Employee stock plans	77,141	1	1,088	—	—	—	1,089
Shares withheld for taxes on awards	(108,378)	—	(8,245)	—	—	—	(8,245)
Stock-based compensation	220,364	1	6,929	—	—	—	6,930
Repurchases of common stock	(500,059)	—	—	—	500,059	(38,300)	(38,300)

Balance, December 31, 2019	58,240,721	$702	$123,996	$561,680	11,946,742	$(237,203)	$449,175

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Operating Activities
Net income	$144,738	$134,572	$95,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,031	16,597	16,860
Deferred income taxes	7,706	1,037	194
Stock-based compensation	6,930	6,344	5,187
Loss on disposal of property, plant and equipment	285	47	1,738
Other non-cash adjustments	(218)	(406)	(406)
Changes in operating assets and liabilities:
Accounts receivable	12,701	(24,281)	(10,486)
Inventories	1,695	(23,276)	(3,635)
Prepaid expenses and other assets	(1,652)	(613)	(2,194)
Accounts payable	(16,666)	21,131	(4,804)
Accrued expenses and other liabilities	(10,823)	5,040	2,488
Income taxes receivable/payable	(2,375)	1,929	1,795

Net cash provided by operating activities	156,352	138,121	101,865

Investing Activities
Expenditures for property, plant and equipment and intangibles	(67,265)	(33,816)	(15,040)
Proceeds from sales of property, plant and equipment	21	83	55
Acquisition of business, net of cash acquired	—	—	(71,804)

Net cash used in investing activities	(67,244)	(33,733)	(86,789)

Financing Activities
Borrowings under line of credit	89,500	172,250	201,000
Principal payments under line of credit	(89,500)	(172,250)	(201,000)
Repurchases of common stock	(46,545)	(30,085)	(3,617)
Proceeds from employee stock purchase and option plans	1,089	882	391
Financing costs	(518)	—	—

Net cash used in financing activities	(45,974)	(29,203)	(3,226)

Net increase in cash and cash equivalents	43,134	75,185	11,850
Cash and cash equivalents at beginning of year	105,699	30,514	18,664

Cash and cash equivalents at end of year	$148,833	$105,699	$30,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$321	$662	$418
Cash paid for income taxes, net	$39,612	$48,238	$44,802

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (together with its subsidiaries, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company’s principal business based on net sales is the manufacture and distribution of wood and plastic composite products, as well as related accessories, primarily for residential and commercial decking and railing applications. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. On July 31, 2017, through its newly-formed, wholly-owned subsidiary, Trex Commercial Products, Inc., the Company acquired certain assets and assumed certain liabilities of Staging Concepts Acquisition, LLC (SC Company) and thus expanded its markets to include the design, engineering and marketing of modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Additional information on the acquisition of SC Company is presented in Note 3. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540)
 542-6300.
Subsequent to the acquisition, the Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial).
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Trex Commercial Products, Inc. (Trex Commercial Products), from date of acquisition of July 31, 2017. Intercompany accounts and transactions have been eliminated in consolidation.
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
Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2019, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.
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

A valuation allowance is provided for known and anticipated credit losses and disputed amounts, as determined by management in the course of regularly evaluating individual customer receivables. This evaluation takes into consideration a customer’s financial condition and credit history, as well as current economic conditions. There was no material valuation allowance recorded as of December 31, 2019 and 2018.
In the years ended December 31, 2019, 2018 and 2017, sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2019, three
customers of Trex Residential represented approximately 57% of the Company’s total net sales. For the year ended December 31, 2018, two
customers of Trex Residential represented approximately 42% of the Company’s total net sales. For the year ended December 31, 2017, two
customers of Trex Residential represented approximately 41% of the Company’s total net sales. At December 31, 2019, three customers of Trex Residential represented 30%, 24% and 10%, respectively, of the Company’s total accounts receivable balance.
For each year ended December 31, 2019, 2018 and 2017, approximately 27%, 33% and 33%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.
Inventories
Inventories for the Company’s composite decking and railing products are stated at the lower of cost
(last-in,
first-out,
or LIFO, method) and market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2019, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $19.1 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.
A majority of the Company’s products at Trex Residential are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the reclaimed material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the costs of the raw material components of the material.
Inventories for the Company’s railing and staging products at Trex Commercial for the commercial and multi-family market are stated at the lower of cost
(first-in,
first-out
or FIFO method), using actual cost, and net realizable value.
Work-in
process includes estimated production costs.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Unpaid liabilities related to property, plant and equipment are included in accounts payable and were $0.8 million at December 31, 2019. Depreciation is provided using the straight-line method over the following estimated useful lives:

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
Goodwill
Goodwill represents the excess of cost over net assets acquired resulting from the Company’s 1996 purchase of the Mobil Composite Products Division, the 2011 purchase of the assets of the Iron Deck Corporation, and the 2017 purchase of certain assets and the assumption of certain liabilities of SC Company. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “
Intangibles – Goodwill and Other
,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value.
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
For the years ended December 31, 2019, 2018 and 2017, the Company completed its annual impairment test of goodwill utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2019, the Company had goodwill of $68.5 million that is reviewed annually for impairment.
Product Warranty
The Company warrants that its Trex Residential decking products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use. With respect to Trex Signature
®
Railing, the warranty period is 25 years for both residential and commercial use. With respect to the Company’s Transcend
®
, Enhance
®
, Select
®
and Universal Fascia product, the Company further warrants that the product will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, the Company also warrants its Trex Commercial products will be free of manufacturing defects for one to three years. The Company establishes warranty reserves to provide for estimated future expenses as a result of product defects that result in claims. Reserve estimates are based on management’s judgment, considering such factors as cost per claim, historical experience, anticipated rates of claims, and other available information. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.
Treasury Stock
The Company records the repurchase of shares of its common stock at cost. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.
Revenue Recognition
Effective January 1, 2018, the Company retrospectively adopted the requirements of Financial Accounting Standards Board
(FASB)
Accounting Standards Update
(ASU)
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2019, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
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
The Act reduces the corporate tax rate to 21 percent, effective

January 1, 2018. Accordingly, we recognized the tax effects of the Act in our financial statements and related notes as of and for the year ended December 31, 2017. Accordingly, the Company recognized the tax effects of the Act in its financial statements and related notes. As of December 31, 2019, the Company has a valuation allowance of $
3.0 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2019, 2018 and 2017, research and development costs were $4.5 million, $4.2 million, and $3.8 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Advertising Costs
The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2019 $0.5 million was included in prepaid expenses for production costs. At December 31, 2018 there were no production costs included in prepaid expenses.
For the years ended December 31, 2019, 2018 and 2017, branding expenses, including advertising expenses as described above, were $35.7 million, $35.0 million, and $31.0 million, respectively.
Fair Value of Financial Instruments
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2019 and 2018.
Recently Adopted Accounting Standards
In June 2018, the FASB issued ASU No.
 2018-07,
“Compensation—Stock Compensation (Topic 718).” The ASU expands the scope of Topic 718, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods or services. The ASU supersedes Subtopic
505-50,
“Equity
—
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
 2018-01,
in July 2018 within ASU Nos.
2018-10
and
2018-11,
in December 2018 within ASU No.
 2018-20,
and in March 2019 within ASU No.
 2019-01
(collectively, the standard). The standard requires lessees to recognize operating leases on the balance sheet as a right-of-use
asset and a lease liability. The liability is equal to the present value of the lease payments over the remaining lease term. The asset is based on the liability, subject to certain adjustments. Operating leases result in straight-line expense. The Company adopted the standard on January 1, 2019, and elected the modified retrospective method of adoption that allowed the Company to apply the standard as of the beginning of the period of adoption. The Company opted to elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and certain other practical expedients, including the use of hindsight to determine the lease term for existing leases and in assessing impairment of the right-of-use
asset, and the exception for short-term leases. For its current classes of underlying assets, the Company did not elect the practical expedient under which the lease components would not be separated from the nonlease components. Nonlease components include certain maintenance services provided by the lessor and the related consideration is specified on a stand-alone basis in the applicable lease agreements. Adoption of the standard had a significant impact on the Company’s condensed consolidated balance sheet due to the recognition of a right-of-use
asset and lease liability (current and
non-current)
of $45.8 million and $47.2 million, respectively, upon adoption. As the Company’s leases do not provide an implicit rate that can be readily determined, the Company used its incremental borrowing rate based on the information available at the implementation date in determining the present value of lease payments.
New Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU No.
 2018-15,
“Intangibles—Goodwill and
Other—Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)”. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company will adopt the guidance on January 1, 2020, and has determined that adoption will not have a material impact on its financial condition or results of operations.
In January 2017, the FASB issued ASU No.
 2017-04,
“Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company will adopt the guidance on January 1, 2020. The Company believes adoption will have no material impact on its financial condition or results of operations.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments,” and issued subsequent amendments to the initial guidance in November 2018 within ASU No.
 2018-09,
April 2019 within ASU No.
 2019-04,
and May 2019 within ASU No.
 2019-05.
The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (CECL) model. The CECL model requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses, and applies to trade receivables and other receivables. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is applied using the modified-retrospective approach. The Company will adopt the guidance on January 1, 2020. The Company has determined that adoption will not have a material impact on its financial condition or results of operations.

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
The acquisition was accounted for using the acquisition method of accounting under U.S. Generally Accepted Accounting Principles, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired were determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “
Fair Value Measurements and Disclosures
.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed were
 based on reasonable assumptions. The Company’s consolidated results of operations include the operating results of the acquired business from the date of acquisition.
Goodwill of $57.9 million is primarily attributable to the potential opportunity for the Company to offer full service railing systems in the growing commercial and multi-family markets, access to a complementary product category with a track record of substantial revenue growth, the ability to achieve economies of scale around raw material procurement, an increase in the range of products the Company may offer its core customers, and intangible assets that do not qualify for separable or legal criterion, such as an assembled workforce. The amount of goodwill that was amortized and deductible for tax purposes in 2019, 2018 and 2017 was $3.9 million, $3.9 million and $1.6 million, respectively. Primarily all of the goodwill was recorded to Trex Commercial.
4.	INVENTORIES
Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2019	2018
Finished goods	$42,281	$46,638
Raw materials	31,686	27,321

Total FIFO inventories	73,967	73,959
Reserve to adjust inventories to LIFO value	(19,062)	(18,442)

Total LIFO inventories	$54,905	$55,517

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.
Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no material inventory reduction during 2019 or 2018.
Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31, 2019 and December 31, 2018, consist of $1.2 million and $2.3 million, respectively, of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

5.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2019	2018
Prepaid expenses	$8,282	$3,390
Revenues in excess of billings	6,664	7,987
Contract retainage	1,832	2,469
Income tax receivable	2,675	471
Other	350	1,245

Total prepaid expenses and other assets	$19,803	$15,562

6.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill by reportable segment at December 31, 2019 and 2018 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names purchased in May 2018. At December 31, 2019 and 2018, intangible assets were $6.3 million, net of accumulated amortization of $0.7 million and $0.3 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the years ended December 31, 2019 and December 31, 2018, was $0.4 million and $3.1 million, respectively.
 Intangible asset amortization expense for the year ended December 31, 2018 included amortization expense for customer backlog and trade names and trademarks, which were fully amortized as of December 31, 2018.
7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31 (in thousands):

	2019	2018
Machinery and equipment	$248,633	$233,464
Building and improvements	51,547	50,240
Forklifts and tractors	10,870	10,872
Computer equipment	10,647	10,142
Furniture and fixtures	1,441	1,625
Construction in process	59,257	16,392
Land	11,417	11,417

Total property, plant and equipment	393,812	334,152
Accumulated depreciation	(222,512)	(217,008)

Total property, plant and equipment, net	$171,300	$117,144

The Company had construction in process as of December 31, 2019 of approximately $59.3 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2021.
Depreciation expense for the years ended December 31, 2019, 2018, and 2017 totaled $13.6 million, $13.4 million, and $14.7 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2019	2018
Sales and marketing	$28,402	$25,379
Compensation and benefits	13,475	19,124
Operating lease liabilities	7,079	—
Manufacturing costs	2,564	3,744
Customer deposits	2,905	2,058
Billings in excess of revenues	816	512
Other	3,024	5,474

Total accrued expenses	$58,265	$56,291

9.	DEBT
The Company’s debt consists of a revolving credit facility. At December 31, 2019 and 2018, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2019, was $200 million.
Revolving Credit Facility
Indebtedness after November 4, 2019
. On November 5, 2019, the Company as borrower, Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent; SunTrust Bank (SunTrust); and Branch Banking and Trust Company (BB&T) (each, a Lender and collectively, the Lenders), arranged by BOA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) to amend and restate the Third Amended and Restated Credit Agreement dated as of January 12, 2016, as amended (Third Amended Credit Agreement), by and among the Company, as borrower; BOA, as a lender, Administrative Agent, Swing Line Lender and L/C Issuer; CitiBank, N.A. (Citi); Capital One, N.A. (Capital One); and SunTrust, each as a lender; and Bank of America Merrill Lynch, as Sole Lead Arranger and Sole Bookrunner.
Under the Fourth Amended Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $
250
 million from January 1 through June 30 of each year and a maximum principal amount of $

 million from July 1 through December 31 of each year (Loan Limit) throughout the term, which ends November 5, 2024 (Term). Previously, under the Third Amended Credit Agreement, BOA, Citi, Capital One and SunTrust agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which would have ended on January 12, 2021 if not replaced by the Fourth Amended Credit Agreement.
Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $15 million and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.
The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Fourth Amended Credit Agreement) under the Revolving Loans and

F
-17

the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Fourth Amended Credit Agreement) and Eurodollar Rate Loans for the Revolving Loans and Swing Line Loans accrue interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate (as defined in the Fourth Amended Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus
0.50
%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus
1.0
%. Repayment of all then outstanding principal, interest, fees and costs is due on November 5, 2024.
Under the terms of the Fourth Amended and Restated Security and Pledge Agreement, the Company and TCP, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Fourth Amended and Restated Security and Pledge Agreement.
Indebtedness through November 4, 2019
. On January 12, 2016, the Company entered into a Third Amended Credit Agreement with BOA as Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders including Citi, Capital One, and SunTrust (collectively, Lenders) arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. The Third Amended Credit Agreement amended and restated the Second Amended Credit Agreement.
Under the Third Amended Credit Agreement, the Lenders agreed to provide the Company with one or more revolving loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which would have ended on January 12, 2021. Included within the revolving loan limit were sublimits for a letter of credit facility in an amount not to exceed $15 million and swing line loans in an aggregate principal amount at any time outstanding not to exceed $5 million. The revolving loans, the letter of credit facility and the swing line loans were for the purpose of funding working capital needs and supporting general business operations. Additionally, within the Revolving Loan Limit, the Company could borrow, repay, and reborrow, at any time or from time to time while the Third Amended Credit Agreement was in effect.
The Company had the option to select interest rates for each loan request at the Base Rate or Eurodollar Rate. Base rate loans under the revolving loans and the swing line loans accrued interest at the Base Rate plus the Applicable Rate. Eurodollar Rate Loans for the revolving loans and swing line loans accrued interest at the Adjusted London InterBank Offered Rate plus the Applicable Rate. The Base Rate for any day was a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Eurodollar Rate plus 1.0%. Repayment of all then outstanding principal, interest, fees and costs would have been due on

January 12, 2021.
The Third Amended Credit Agreement was secured by property with respect to which liens in favor of the Administrative Agent, for the benefit of itself and the other holders of the obligations, were purported to be granted pursuant to and in accordance with the terms of the collateral documents as referenced in the Third Amended Credit Agreement.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2019. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. At inception of an arrangement, the Company evaluates, among other things, whether it has the right to control the use of an identified asset in order to determine if the arrangement is or contains a lease. Operating leases are included in operating lease right-of-use
(ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. Our operating leases have remaining lease terms of 1 year to 10 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease
components, which are accounted for separately. Consideration for non-lease
components is stated on a stand-alone basis in the applicable agreements.
For the year ended December 31, 2019, total operating lease cost was $8.4 million. The weighted average remaining lease term and weighted average discount rate at December 31, 2019 were 6.5 years and 3.66%, respectively.
The following table includes supplemental cash flow information for the year ended December 31, 2019 and supplemental balance sheet information at December 31, 2019 related to operating leases:

Supplemental cash flow information (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$8,479
Operating ROU assets obtained in exchange for lease liabilities	$1,319

Supplemental balance sheet information (in thousands)
Operating lease right-of-use assets	$40,049
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,079
Operating lease liabilities	34,242

Total operating lease liabilities	$41,321

The following table summarizes maturities of operating lease liabilities at December 31, 2019 (in thousands):

Maturities of operating lease liabilities
2020	$8,472
2021	8,279
2022	6,464
2023	6,109
2024	6,146
Thereafter	11,079

Total lease payments	46,549
Less imputed interest	(5,228)

Total operating liabilities	$41,321

Minimum annual payments under
non-cancelable
leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$10,998
2020	9,317
2021	8,952
2022	6,901
2023	6,576
Thereafter	19,080

Total minimum lease payments	$61,824

For the years ended December 31, 2018 and 2017, the Company recognized rental expenses of approximately $10.0 million and $9.1 million, respectively.
11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2019 and 2018.
12.	STOCKHOLDERS’ EQUITY
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

Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income	$144,738	$134,572	$95,128

Denominator:
Basic weighted average shares outstanding	58,430,597	58,739,670	58,785,118
Effect of dilutive securities:
Stock appreciation rights	124,425	176,700	198,642
Restricted stock	102,727	150,932	167,160

Diluted weighted average shares outstanding	58,657,749	59,067,302	59,150,920

Basic earnings per share	$2.48	$2.29	$1.62

Diluted earnings per share	$2.47	$2.28	$1.61

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Restricted stock	—	214	166
Stock appreciation rights	20,770	13,347	21,234
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted new stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the date of this report, the Company has repurchased 959,380 shares under the Stock Repurchase Program.
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
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance

F
-21

obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2019, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements. The Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $51.6 million as of December 31, 2019. The Company will recognize this revenue as performance obligations are satisfied, which is expected to occur within the next 18 months.
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
In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities are reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material as of and for the year ended December 31, 2019.
Trex Commercial pays sales commissions that are directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission is one year or less, then the Company recognizes the commission expense as incurred. Otherwise, the Company capitalizes the commission and amortizes it on a straight-line basis over the life of the contract. Trex Commercial does not grant contractual product return rights to customers other than pursuant to its assurance product warranty. All shipping and handling fees invoiced to the customer are included in net sales and the related costs are included in cost of sales.
For each year in the three years ended December 31, 2019, net sales were disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$694,267	$—	$694,267
Products transferred over time and fixed price contracts	—	51,080	51,080

	$694,267	$51,080	$745,347

Year Ended December 31, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$613,229	$—	$613,229
Products transferred over time and fixed price contracts	—	71,021	71,021

	$613,229	$71,021	$684,250

Year Ended December 31, 2017	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$543,346	$—	$543,346
Products transferred over time and fixed price contracts	—	21,807	21,807

	$543,346	$21,807	$565,153

14.	STOCK-BASED COMPENSATION
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

	Year Ended December 31,
	2019	2018	2017
Time-based restricted stock and restricted stock units	$3,676	$2,687	$1,992
Performance-based restricted stock and restricted stock units	2,399	3,144	2,805
Stock appreciation rights	662	370	251
Employee stock purchase plan	193	143	139

Total stock-based compensation	$6,930	$6,344	$5,187

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Time-Based Restricted Stock and Time-Based Restricted Stock Units
The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2019, 2018 and 2017 was $6.0 million, $5.1 million, and $5.5 million, respectively. At December 31, 2019, there was $3.2 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 2 years.
Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2016	243,600	$15.80
Granted	72,402	$36.27
Vested	(162,372)	$14.45
Forfeited	(512)	$18.68

Nonvested at December 31, 2017	153,118	$26.90
Granted	87,264	$54.72
Vested	(84,550)	$26.65
Forfeited	(284)	$35.05

Nonvested at December 31, 2018	155,548	$42.68
Granted	35,650	$76.23
Vested	(81,325)	$37.34
Forfeited	(640)	$62.33

Nonvested at December 31, 2019	109,233	$57.49

Performance-based Restricted Stock and Performance-Based Restricted Stock Units
The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third
each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2019, 2018, and 2017 there was $0.8 million, $1.6 million, and $1.8 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.7 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2016	116,832	$18.32
Granted	86,614	$28.77
Vested	(86,788)	$18.64
Forfeited	—	$—

Nonvested at December 31, 2017	116,658	$25.85
Granted	80,570	$35.26
Vested	(106,022)	$23.52
Forfeited	—	$—

Nonvested at December 31, 2018	91,206	$36.86
Granted	82,135	$47.64
Vested	(111,002)	$31.10
Forfeited	(511)	$58.45

Nonvested at December 31, 2019	61,828	$61.34

Stock Appreciation Rights
SARs are granted with a grant price equal to the closing market price of the Company’s common stock on the date of grant. These awards expire ten years after the date of grant and vest based on the terms of the individual awards. The SARs are generally forfeitable upon the resignation of employment or termination of employment with cause. The Company recognizes forfeitures as they occur. The Company recognizes compensation cost on a straight-line basis over the vesting period for the award.
As of December 31, 2019, there was $0.4 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a
Black-Scholes option-pricing model
. For SARs issued in the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Average risk-free interest rate	2.5%	2.7%	2.0%
Expected term (years)	5	5	5
Expected volatility	39.1%	40.5%	42.3%
Dividend Yield.
The Company has never paid cash dividends on its common stock.
Average Risk-Free Interest Rate.
The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.
Expected Term.
The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2019, December 31, 2018 and December 31, 2017 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility.
Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.
The weighted-average grant date fair value of SARs granted during the years ended December 31, 2019, December 31, 2018 and December 31, 2017 was $29.56, $22.09 and $13.99, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2019
Outstanding at December 31, 2016	275,450	$9.79
Granted	37,478	$35.38
Exercised	(34,812)	$8.07
Canceled	—	$—

Outstanding at December 31, 2017	278,116	$13.45
Granted	21,260	$56.59
Exercised	(60,900)	$5.27
Canceled	—	$—

Outstanding at December 31, 2018	238,476	$19.26
Granted	24,536	$77.70
Exercised	(108,764)	$13.89
Canceled	(2,229)	$77.70

Outstanding at December 31, 2019	152,019	$31.58	5.5	$8,862,501
Vested at December 31, 2019	103,094	$18.14	4.1	$7,396,470
Exercisable at December 31, 2019	103,094	$18.14	4.1	$7,396,470
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 1,200,000. Through December 31, 2019, employees had purchased approximately 891,065 shares under the plan.
15.	EMPLOYEE BENEFIT PLANS
The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $4.6 million, $4.2 million, and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

16.	INCOME TAXES
Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision:
Federal	$30,306	$33,578	$41,177
State	6,952	7,674	5,420

	37,258	41,252	46,597

Deferred income tax provision:
Federal	6,928	988	1,177
State	778	49	(983)

	7,706	1,037	194

Total income tax provision	$44,964	$42,289	$46,791

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S. Federal statutory taxes	$39,838	$37,141	$49,671
State and local taxes, net of U.S. Federal benefit	8,412	7,716	5,110
Permanent items	1,266	470	576
Excess tax benefits from vesting or settlement of stock compensation awards	(3,540)	(2,368)	(1,454)
Domestic production activities deduction	—	—	(4,376)
Federal credits	(654)	(662)	(534)
Other	(358)	(8)	(2,202)

Total income tax provision	$44,964	$42,289	$46,791

F
-28

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$88	$79
Residential product warranty reserve	6,486	7,804
Stock-based compensation	1,055	1,725
Accruals not currently deductible and other	2,245	3,928
Inventories	5,780	4,682
Operat ing le ase liability	10,618	—
State tax credit carryforwards	3,461	3,400

Gross deferred tax assets, before valuation allowance	29,733	21,618
Valuation allowance	(2,988)	(3,015)

Gross deferred tax assets, after valuation allowance	26,745	18,603

Deferred tax liabilities:
Depreciation	(17,267)	(13,893)
Operating lease right-of-use asset	(10,162)	—
Goodwill amortization	(4,782)	(3,774)
Inventories and other	(4,365)	(3,061)

Gross deferred tax liabilities	(36,576)	(20,728)

Net deferred tax liability	$(9,831)	$(2,125)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2019, the Company had a valuation allowance of $3.0 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
The Company realized $
3.5
 million, $
2.4
 million and $
1.5
 million of excess tax benefits during 2019, 2018 and 2017, respectively, related to share-based compensation awards.
The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2019, the Company has identified no
uncertain tax position and, accordingly, has
no
t recorded any unrecognized tax benefits or associated interest and penalties.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2019 Federal tax years 2016 through 2019 remain subject to examination. The Company’s returns filed with the state of Oregon for the tax years 2015 through 2017 are currently under examination. No material adjustments are expected as a result of the audit. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

17.	SEGMENT INFORMATION
Prior to July 31, 2017, the Company operated in
one
reportable segment. Subsequent to the acquisition of certain assets and assumption of certain liabilities of SC Company on July 31, 2017, the Company operates in two
reportable segments:
•	Trex Residential manufactures composite decking and railing and related products marketed under the brand name Trex
®
. The products are sold to its distributors and
two
national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential net sales were $694.3 million, $613.2 million, and $543.3 million in the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
•	Trex Commercial designs, engineers, and markets modular and architectural railing and staging systems for commercial and multi-family market, including sports stadiums and performing arts venues. The segment’s products are sold through architects, specifiers, contractors, and others doing business within the segment’s commercial market. Trex Commercial net sales were $51.1 million and $71.0 million in the year ended December 31, 2019 and December 31, 2018, respectively, and $21.8 million from the date of acquisition through December 31, 2017.
The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial operations. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data includes data for Trex Residential for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, and data for Trex Commercial for the years ended December 31, 2019 and December 31, 2018, and from the date of the acquisition of SC Company through December 31, 2017, for the year ended December 31, 2017 (in thousands):
Segment Data:

	Net Sales	Net Income (Loss)	EBITDA	Depreciation and Amortization	Income Tax Expense (Benefit)	Capital Expenditures	Total Assets
December 31, 2019
Trex Residential	$694,267	$142,811	$199,020	$13,413	$44,292	$65,399	$503,883
Trex Commercial	51,080	1,927	3,210	618	672	1,866	88,356

Total	$745,347	$144,738	$202,230	$14,031	$44,964	$67,265	$592,239

December 31, 2018
Trex Residential	$613,229	$131,823	$186,268	$13,216	$41,421	$31,392	$380,682
Trex Commercial	71,021	2,749	6,868	3,251	868	2,424	84,440

Total	$684,250	$134,572	$193,136	$16,467	$42,289	$33,816	$465,122

December 31, 2017
Trex Residential	$543,346	$97,412	$160,382	$14,598	$47,911	$14,989	$247,817
Trex Commercial	21,807	(2,284)	(1,272)	2,132	(1,120)	51	78,410

Total	$565,153	$95,128	$159,110	$16,730	$46,791	$15,040	$326,227

Reconciliation of Net Income (Loss) to EBITDA:

	Net Income (Loss)	Interest (Income) Expense, Net	Income Tax Expense (Benefit)	Depreciation and Amortization	EBITDA
December 31, 2019
Trex Residential	$142,811	$(1,496)	$44,292	$13,413	$199,020
Trex Commercial	1,927	(7)	672	618	3,210

Total	$144,738	$(1,503)	$44,964	$14,031	$202,230

December 31, 2018
Trex Residential	$131,823	$(192)	$41,421	$13,216	$186,268
Trex Commercial	2,749	—	868	3,251	6,868

Total	$134,572	$(192)	$42,289	$16,467	$193,136

December 31, 2017
Trex Residential	$97,412	$461	$47,911	$14,598	$160,382
Trex Commercial	(2,284)	—	(1,120)	2,132	(1,272)

Total	$95,128	$461	$46,791	$16,730	$159,110

18.	SEASONALITY
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
of seasonality
.
H
owever, they are driven by the timing of individual projects, which may vary significantly each period.
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
Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2019, the Company purchased substantially all of its reclaimed wood fiber requirements under purchase orders which do not involve long-term supply commitments. All of the Company’s scrap polyethylene, aluminum and stainless steel purchases are under short-term supply contracts that may average approximately one
to

two years
, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all of the wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2019, the Company has purchase commitments under material supply contracts of $26.8 million, $6.2 million for the years ending December 31, 2020 and 2021, respectively, and a total of $0.1 million for the years ending December 31, 2022 and 2023.
Product Warranty
The Company warrants that its Trex Residential products will be free from material defects in workmanship and materials. This warranty generally extends for a period of 25 years for residential use and 10 years for commercial use, excluding Trex Signature
®
Railing, which has a warranty period of 25 years for both residential and commercial use. The Company further warrants that Trex Transcend
®
, Trex Enhance
®
, Trex Select
®
and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, the Company also warrants its Trex Commercial products will be free of manufacturing defects for one
to
three years
.
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
The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the year ended December 31, 2019, was slightly lower than the Company’s expectations for 2019 and the number of claims received in the year ended December 31, 2018, continuing the historical year-over-year decline in incoming claims. Average settlement cost per claim experienced in 2019 was considerably higher than the Company’s expectations for 2019 and the average settlement cost per claim experienced in 2018 due to an increase in larger claims settled and changes in the mix of settlement methods. The Company believes its reserve at December 31, 2019 is sufficient to cover future surface flaking obligations and no adjustments were required in the current year.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional

F
-32

increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.9 million change in the surface flaking warranty reserve.
The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	979	979
Settlements made during the period	(4,927)	(1,312)	(6,239)

Ending balance, December 31	$19,024	$6,470	$25,494

	Year Ended December 31, 2018
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$28,158	$6,841	$34,999
Provisions and changes in estimates	—	1,104	1,104
Settlements made during the period	(4,207)	(1,142)	(5,349)

Ending balance, December 31	$23,951	$6,803	$30,754

20.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(In thousands, except share and per share data)
Net sales	$164,772	$194,551	$206,453	$179,571	$139,971	$166,380	$206,692	$171,207
Gross profit	$71,263	$82,431	$83,444	$69,365	$59,856	$67,210	$91,115	$76,713
Net income	$35,497	$41,976	$35,710	$31,555	$25,171	$29,471	$42,820	$37,110
Basic earnings per common share	$0.61	$0.72	$0.61	$0.54	$0.43	$0.50	$0.73	$0.63
Basic weighted average common shares outstanding	58,295,717	58,400,060	58,486,192	58,543,478	58,603,537	58,741,973	58,760,753	58,855,156
Diluted earnings per common share	$0.61	$0.72	$0.61	$0.54	$0.43	$0.50	$0.73	$0.63
Diluted weighted average common shares outstanding	58,512,733	58,604,603	58,687,540	58,829,177	58,936,795	59,084,117	59,051,413	59,199,622

The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality; however, they are driven by the timing of individual projects, which may vary significantly each period.
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
F-3
3

TREX COMPANY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2019:
Trex Residential product warranty reserve	$30,754	$979	$(6,239)	$25,494

Income tax valuation allowance	$3,015	$—	$(27)	$2,988

Year ended December 31, 2018:
Trex Residential product warranty reserve	$34,999	$1,104	$(5,349)	$30,754

Income tax valuation allowance	$3,096	$—	$(81)	$3,015

Year ended December 31, 2017:
Trex Residential product warranty reserve	$37,692	$4,268	$(6,961)	$34,999

Income tax valuation allowance	$4,061	$—	$(965)	$3,096

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 24, 2020	By:	/s/ James E. Cline
James E. Cline President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 24, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ James E. Cline James E. Cline	President and Chief Executive Officer (Principal Executive Officer); Director

/s/ Bryan H. Fairbanks Bryan H. Fairbanks	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald W. Kaplan Ronald W. Kaplan	Chairman

/s/ Michael F. Golden Michael F. Golden	Director

/s/ Jay M. Gratz Jay M. Gratz	Director

/s/ Kristine L. Juster Kristine L. Juster	Director

/s/ Richard E. Posey Richard E. Posey	Director

/s/ Patricia B. Robinson Patricia B. Robinson	Director

/s/ Gerald Volas Gerald Volas	Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
2.1	Asset Purchase Agreement by and among Trex Commercial Products, Inc., Staging Concepts Acquisition, LLC and Stadium Consolidation, LLC.	8-K	2.1	July 31, 2017	001-14649

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	January 14, 2016	001-14649

4.3	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	January 14, 2016	001-14649

4.4	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A.	8-K	4.3	January 14, 2016	001-14649

4.5	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A.	8-K	4.4	January 14, 2016	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.6	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.5	January 14, 2016	001-14649

4.7	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	January 14, 2016	001-14649

4.8	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia.	8-K	4.7	January 14, 2016	001-14649

4.9	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada.	8-K	4.8	January 14, 2016	001-14649

4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.11	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.12	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.13	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.15	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.16*	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Description of Management Compensatory Plans and Arrangements. **	10-K	10.1	February 14, 2019	001-14649

10.2	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan. **	10-Q	10.1	May 7, 2018	001-14649

10.3	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on October 24, 2018. **	10-Q	10.1	October 29, 2018	001-14649

10.4	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. **	10-Q	10.1	July 29, 2019	001-14649

10.5	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. **	10-Q	10.2	July 29, 2019	001-14649

10.6	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. **	10-Q	10.3	July 29, 2019	001-14649

10.7	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. **	10-Q	10.2	August 3, 2015	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.8	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. **	8-K	10.1	May 8, 2015	001-14649

10.9	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline. **	8-K	10.2	May 8, 2015	001-14649

10.10	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. **	10-K	10.16	February 21, 2017	001-14649

10.11	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. **	10-Q	10.1	May 8, 2015	001-14649

10.12	Retention Agreement dated as of July 24, 2012 between Trex Company, Inc. and James E. Cline **	10-Q	10.4	November 1, 2012	001-14649

10.13	Form of Retention Agreement for Company Officers dated May 2, 2018. **	10-Q	10.2	May 7, 2018	001-14649

10.14	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.15	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.16	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.17	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.18	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

**	Management contract or compensatory plan or agreement.

***	Furnished herewith.