Form 10-Q
period 2020-03-31
TREX CO INC
filed 2020-05-04
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
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
of the Exchange Act):    Yes
☐
    No
☒
The number of shares of the registrant’s common stock, par value $.01 per share, outstanding at April 13, 2020 was 57,853,215 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange LLC

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$200,395	$179,571
Cost of sales	110,699	110,206

Gross profit	89,696	69,365
Selling, general and administrative expenses	34,561	30,166

Income from operations	55,135	39,199
Interest income, net	(522)	(56)

Income before income taxes	55,657	39,255
Provision for income taxes	13,255	7,700

Net income	$42,402	$31,555

Basic earnings per common share	$0.73	$0.54

Basic weighted average common shares outstanding	58,129,529	58,543,478

Diluted earnings per common share	$0.73	$0.54

Diluted weighted average common shares outstanding	58,323,721	58,829,177

Comprehensive income	$42,402	$31,555

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,339	$148,833
Accounts receivable, net	241,242	78,462
Inventories	58,716	56,106
Prepaid expenses and other assets	16,582	19,803

Total current assets	321,879	303,204
Property, plant and equipment, net	193,099	171,300
Goodwill and other intangible assets, net	73,980	74,084
Operating lease assets	38,329	40,049
Other assets	3,569	3,602

Total assets	$630,856	$592,239

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,917	$15,227
Accrued expenses and other liabilities	54,355	58,265
Accrued warranty	5,178	5,178
Line of credit	28,500	—

Total current liabilities	116,950	78,670
Operating lease liabilities	32,440	34,242
Deferred income taxes	9,831	9,831
Non-current accrued warranty	19,912	20,317
Other long-term liabilities	—	4

Total liabilities	179,133	143,064

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 120,000,000 shares authorized; 70,241,911 and 70,187,463 shares issued and 57,853,160 and 58,240,721 shares outstanding at March 31, 2020 and December 31, 2019, respectively	702	702
Additional paid-in capital	123,214	123,996
Retained earnings	604,082	561,680
Treasury stock, at cost, 12,388,751 and 11,946,742 shares at March 31, 2020 and December 31, 2019, respectively	(276,275)	(237,203)

Total stockholders’ equity	451,723	449,175

Total liabilities and stockholders’ equity	$630,856	$592,239

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	58,240,721	$702	$123,996	$561,680	11,946,742	$(237,203)	$449,175
Net income	—	—	—	42,402	—	—	42,402
Employee stock plans	16,386	—	299	—	—	—	299
Shares withheld for taxes on awards	(38,142)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	76,204	—	2,775	—	—	—	2,775
Repurchases of common stock	(442,009)	—	—	—	442,009	(39,072)	(39,072)

Balance, March 31, 2020	57,853,160	$702	$123,214	$604,082	12,388,751	$(276,275)	$451,723

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock plans	24,472	—	302	—	—	—	302
Shares withheld for taxes on awards	(74,010)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	160,359	1	2,793	—	—	—	2,794
Repurchases of common stock	(124,989)	—	—	—	124,989	(8,730)	(8,730)

Balance, March 31, 2019	58,537,485	$701	$121,592	$448,497	11,571,672	$(207,633)	$363,157

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$42,402	$31,555
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,851	3,394
Stock-based compensation	2,775	2,793
(Gain) loss on disposal of property, plant and equipment	(123)	10
Other non-cash adjustments	32	31
Changes in operating assets and liabilities:
Accounts receivable	(162,780)	(128,182)
Inventories	(2,610)	7,645
Prepaid expenses and other assets	1,059	1,214
Accounts payable	8,865	(7,556)
Accrued expenses and other liabilities	(14,089)	(27,332)
Income taxes receivable/payable	11,850	6,438

Net cash used in operating activities	(108,768)	(109,990)

Investing Activities
Expenditures for property, plant and equipment	(22,733)	(8,647)
Proceeds from sales of property, plant and equipment	2,136	—

Net cash used in investing activities	(20,597)	(8,647)

Financing Activities
Borrowings under line of credit	36,500	35,000
Principal payments under line of credit	(8,000)	—
Repurchases of common stock	(42,929)	(14,457)
Proceeds from employee stock purchase and option plans	300	302

Net cash (used in) provided by financing activities	(14,129)	20,845

Net decrease in cash and cash equivalents	(143,494)	(97,792)
Cash and cash equivalents, beginning of period	148,833	105,699

Cash and cash equivalents, end of period	$5,339	$7,907

Supplemental Disclosure:
Cash paid for interest	$1	$11
Cash paid for income taxes, net	$1,405	$1,262

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and, accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments, except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trex Commercial Products, Inc., for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.
The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The impact that the recent
 COVID-19
 pandemic will have on the Company’s consolidated results of operations and financial condition is uncertain. The Company is actively managing its business to respond to this health crisis and will continue to evaluate the nature and extent of the impact.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.
3.	RECENTLY ADOPTED ACCOUNTING STANDARDS

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No.
 2018-15,
“
Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)
”. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities could adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company adopted the guidance prospectively on January 1, 2020. Adoption did not have a material impact on its consolidated financial condition or results of operations.

In January 2017, the FASB issued ASU No.
 2017-04,
“
Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment
”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance was applied prospectively, and was effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. Adoption did not have a material impact on its consolidated financial condition or results of operations.
In June 2016, the FASB issued ASU No.
 2016-13,
“
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses in Financial Instruments
,” as amended. The ASU amends the guidance on the impairment of financial instruments and adds an impairment model, known as the current expected credit loss (CECL) model. The CECL model applies to trade receivables and other receivables and requires an entity to recognize its current estimate of all expected credit losses, rather than incurred losses. The CECL model is designed to capture expected credit losses through the establishment of an allowance account, which will be presented as an offset to the amortized cost basis of the related financial asset. The new guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and was applied using the modified-retrospective approach. The Company adopted the guidance on January 1, 2020. Adoption did not have a material impact on its financial condition or results of operations.
4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In March 2020, the FASB issued ASU No.
 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the standard on its credit agreement accounted for under Codification topic ASC 470, “
Debt
”.
In December 2019, the FASB issued ASU No.
 2019-12,
“
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not intend to early adopt the standard and does not expect the standard to have a material effect on its consolidated financial condition and results of operations.
5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$43,458	$42,281
Raw materials	33,050	31,686

Total FIFO (first-in, first-out) inventories	76,508	73,967
Reserve to adjust inventories to LIFO value	(19,062)	(19,062)

Total LIFO inventories	$57,446	$54,905

The Company utilizes the LIFO method of accounting related to its Trex Residential products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of March 31, 2020, there were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2020.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.3 million at March 31, 2020 and $1.2 million at December 31, 2019, consisting primarily of raw materials. The
Company
utilizes the FIFO method of accounting related to its Trex
Commercial
products.
6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$6,901	$8,282
Revenues in excess of billings	6,247	6,664
Contract retainage	2,273	1,832
Income tax receivable	513	2,675
Other	648	350

Total prepaid expenses and other assets	$16,582	$19,803

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at March 31, 2020 and December 31, 2019 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names. At March 31, 2020 and December 31, 2019, intangible assets were $6.3 million and accumulated amortization was
 $0.8 million and $0.7 million, respectively.
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
31
,
2020
and March
31
,
2019
, was $
0.1
 million.
8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Sales and marketing	$18,392	$28,402
Income taxes	9,688	—
Compensation and benefits	7,721	13,475
Operating lease liabilities	7,111	7,079
Customer deposits	3,232	2,905
Manufacturing costs	2,504	2,564
Billings in excess of revenues	2,125	816
Other	3,582	3,024

Total accrued expenses and other liabilities	$54,355	$58,265

9.	DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had $28.5 million in outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $221.5 million at March 31, 2020.
Revolving Credit Facility
On November 5, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) as borrower, Trex Commercial Products, Inc., as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; SunTrust Bank; and Branch Banking and Trust Company, arranged by BOA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, to amend and restate the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement), dated as of January 12, 2016, as amended. The Fourth Amended Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 9 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the three months ended March 31, 2020 and March 31, 2019, total operating lease cost was $2.1 million. The weighted average remaining lease term at March 31, 2020 and December 31, 2019 was 6.2 years and 6.5 years, respectively. The weighted average discount rate at March 31, 2020 and December 31, 2019 was 3.66%.
The following table includes supplemental cash flow information for the three months ended March 31, 2020 and March 31, 2019 and supplemental balance sheet information at March 31, 2020 and December 31, 2019 related to operating leases (in thousands):

	Three Months Ended
Supplemental cash flow information	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,143	$2,118
Operating ROU assets obtained in exchange for lease liabilities	$—	$388

Supplemental balance sheet information	March 31, 2020	December 31, 2019
Operating lease ROU assets	$38,329	$40,049

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,111	$7,079
Operating lease liabilities	32,440	34,242

Total operating lease liabilities	$39,551	$41,321

The following table summarizes maturities of operating lease liabilities at March 31, 2020 (in thousands):

Maturities of operating lease liabilities
2020	$6,329
2021	8,279
2022	6,464
2023	6,109
2024	6,146
Thereafter	11,079

Total lease payments	44,406
Less imputed interest	(4,855)

Total operating liabilities	$39,551

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income available to common shareholders	$42,402	$31,555

Denominator:
Basic weighted average shares outstanding	58,129,529	58,543,478
Effect of dilutive securities:
Stock appreciation rights and options	90,723	154,076
Restricted stock	103,469	131,623

Diluted weighted average shares outstanding	58,323,721	58,829,177

Basic earnings per share	$0.73	$0.54

Diluted earnings per share	$0.73	$0.54

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Stock appreciation rights	9,135	12,813

Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of March 31, 2020, the Company has repurchased 1.4 million shares of its outstanding common stock under the Stock Repurchase Program.
Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, the Company suspended repurchases of its common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect and the Company may determine to resume repurchases at any time.
Amendment of Restated Certificate of Incorporation
At the annual meeting of stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (Amendment), effective as of April 29, 2020. The Company’s Board of Directors unanimously approved the Amendment on February 19, 2020, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 120 million shares to 180 million shares.
13.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
wood-alternative decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements.
Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $60.1 million as of March 31, 2020. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months ended March 31, 2020 and 2019, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Three Months Ended March 31, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$186,874	$—	$186,874
Products transferred over time and fixed price contracts	—	13,521	13,521

	$186,874	$13,521	$200,395

Three Months Ended March 31, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$165,479	$—	$165,479
Products transferred over time and fixed price contracts	—	14,092	14,092

	$165,479	$14,092	$179,571

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved
by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of March 31, 2020, the total number of shares available for future issuance are 5,335,353.
The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2020:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	19,769	$101.53
Performance-based restricted stock units (a)	36,510	$78.18
Stock appreciation rights	19,792	$101.66
(a)	Includes 24,320 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2020, and adjustments of (2,562), 3,029 and 11,723 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2019, 2018 and 2017, respectively.
The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2020 and 2019 the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Weighted-average fair value of grants	$35.65	$29.56
Dividend yield	0%	0%
Average risk-free interest rate	1.4%	2.5%
Expected term (years)	5	5
Expected volatility	37.8%	39.1%
The Company recognizes stock-based compensation expense ratably over the period from the grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. Stock-based compensation expense is included in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Income. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three Months Ended March 31
	2020	2019
Stock appreciation rights	$354	$295
Time-based restricted stock and restricted stock units	1,256	1,149
Performance-based restricted stock and restricted stock units	1,135	1,314
Employee stock purchase plan	30	35

Total stock-based compensation	$2,775	$2,793

Total unrecognized compensation cost related to unvested awards as of March 31, 2020 was $7.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.
15.	INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 23.8% and 19.6%, respectively, which resulted in expense of $13.3 million and $7.7 million, respectively. The increase of 4.2% in the effective tax rate was primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-
deductible

executive compensation.
During the three months ended March 31, 2020 and 2019, the Company realized $1.0 million and $2.3 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2020, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
In response to
COVID-19,
Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. The Company evaluated the impact on its consolidated financial statements and determined that as of March 31, 2020, the CARES Act did not have a material impact on its consolidated financial condition or results of operations.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2020, for certain tax jurisdictions tax years 2016 through 2019 remain subject to examination. The Company’s returns filed with the state of New Jersey for the tax years 2015 through 2018 are currently under examination. No material adjustments are expected as a result of the audit. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.
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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31, 2020 and 2019 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$186,874	$13,521	$200,395	$165,479	$14,092	$179,571
Net income	$41,020	$1,382	$42,402	$31,255	$300	$31,555
EBITDA	$56,950	$2,036	$58,986	$42,067	$526	$42,593
Depreciation and amortization	$3,664	$187	$3,851	$3,268	$126	$3,394
Income tax expense	$12,788	$467	$13,255	$7,600	$100	$7,700
Capital expenditures	$22,416	$317	$22,733	$7,694	$953	$8,647
Total assets	$539,352	$91,504	$630,856	$448,303	$87,342	$535,645
Reconciliation of Net Income to EBITDA:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$41,020	$1,382	$42,402	$31,255	$300	$31,555
Interest income, net	(522)	—	(522)	(56)	—	(56)
Income tax expense	12,788	467	13,255	7,600	100	7,700
Depreciation and amortization	3,664	187	3,851	3,268	126	3,394

EBITDA	$56,950	$2,036	$58,986	$42,067	$526	$42,593

17.	SEASONALITY
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
The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the three months ended March 31, 2020, was consistent with the Company’s expectations but higher than the number of claims received in the three months ended March 31, 2019. Average settlement cost per claim experienced in the three months ended March 31, 2020 was slightly higher than the Company’s expectations, considerably higher than that experienced in the three months ended March 31, 2019, due to an increase in larger claims settled and changes in the mix of settlement methods, and slightly lower than that experienced for the year ended December 31, 2019. The Company believes its reserve at March 31, 2020 is sufficient to cover future surface flaking obligations and no adjustments were required in the current period.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.8 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	—	321	321
Settlements made during the period	(557)	(168)	(725)

Ending balance, March 31	$18,467	$6,623	$25,090

	Three Months Ended March 31, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	505	505
Settlements made during the period	(633)	(292)	(925)

Ending balance, March 31	$23,318	$7,016	$30,334

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management discussion and analysis should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.
NOTE ON FORWARD-LOOKING STATEMENTS
This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2019 filed with the SEC, and the factor discussed under “Item 1A. Risk Factors” in this quarterly report on Form
10-Q.
These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; and material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19.
OVERVIEW
COVID-19:
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic has increased the level of volatility and uncertainty globally and has created economic disruption. We are actively managing our business to respond to this health crisis and will continue to evaluate the nature and extent of its impact. Our commitment to stakeholders is to take the appropriate actions to ensure the safety and well-being of our employees and partners, comply with any governmental orders relating to
COVID-19,
which may result in a period of disruption to our business, while at the same time leveraging our strengths and ensuring financial flexibility.
As of March 31, 2020, our facilities continue to operate at output levels similar to those prior to the
COVID-19
pandemic and we are following or exceeding all CDC and public officials’ guidelines. We have also adopted a business continuity plan and local emergency response plans at each location. We continue to take precautionary measures, make contingency plans and improve our response to the developing situation. We have assembled a cross-functional team whose chief charge is to oversee our efforts to ensure the health and safety of all employees and supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.
We have implemented preventative or protective actions at our facilities, our corporate headquarters and with field sales personnel. In order to mitigate the spread of the virus, we have instructed our employees to practice social distancing. Efforts for social distancing include working from home, where possible, revising our production processes to allow for compliance with our social distancing efforts, suspending air travel and enabling technologies to allow employees to effectively perform their functions remotely. Our sales force is working from home and conducting training sessions with our channel partners by utilizing online audio and visual technologies. Face masks and other protective equipment have been distributed to employees across all of our facilities, and handwashing and hand sanitizing stations have been installed. In addition, we have made a donation of face masks to the local healthcare community. We have installed air purifier systems for all enclosed areas in every one of our buildings. In addition, our internal cleaning crew sanitizes an extensive checklist of high-touch items and areas across work facilities, and our facilities are cleaned repeatedly throughout each shift with
CDC-recommended
chemicals and disinfectants by internal and external groups.

Since we cannot predict the duration or scope of the pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future. Some jurisdictions into which we sell have now deemed the construction industry as non-essential
and ordered the closure of those businesses. In addition, we have experienced areas where the availability of our products is limited due to the closure of certain of our channel partners. As of March 31, 2020 we have no significant supply issues and maintain inventories of materials sourced from diversified geographies, allowing us to better tolerate short-term supply chain disruptions.
The impact that the
COVID-19
 pandemic will have on our consolidated results of operations for fiscal year 2020 is uncertain. Although net sales increased considerably during the three months ended March 31, 2020, due to a number of our channel partners on both the distribution and consumer side closing or significantly curtailing operations in their respective localities because of
COVID-19
restrictions, net sales for our second quarter may be impacted and this trend could continue until the pandemic subsides and macro-economics, particularly in the United States, return to normal. Also, we have stress tested our financials and believe our available financial resources will allow us to manage the impact of the
COVID-19
pandemic on the Company’s business operations for the foreseeable future. As of March 31, 2020, our revolving credit facility provides us with $221.5 million in liquidity and we see no need to modify our current capital expansion program, which can be adjusted if necessary. As the impact of
COVID-19
evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.
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
Trex offers the following products through Trex Residential:

Decking and Accessories
Our principal decking products are Trex Transcend
®
, Trex Select
®
and Trex Enhance
®
. Differentiating the Enhance collection is a scalloped profile that is lighter weight for easier handling and installation. Our high-performance, low-maintenance,
eco-friendly
composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled plastic film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching.

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

Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. Trex Commercial designs and engineers custom solutions, which are prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, and event production and rental markets. With a team of devoted engineers, and an industry-leading reputation for quality and dedication to customer service, Trex Commercial markets to architects, specifiers, contractors, and building owners.
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

Highlights for the three months ended March 31, 2020:
•	Increase in net sales of 11.6%, or $20.8 million, to $200.4 million for the three months ended March 31, 2020 compared to $179.6 million for the three months ended March 31, 2019.

•	Increase in gross profit of 29.3%, or $20.3 million, to $89.7 million for the three months ended March 31, 2020 compared to $69.4 million for the three months ended March 31, 2019.

•	Increase in net income to $42.4 million, or $0.73 per diluted share, for the three months ended March 31, 2020 compared to $31.6 million, or $0.54 per diluted share, for the three months ended March 31, 2019.

•	Capital expenditures of $22.7 million to increase production capacity at the Trex Residential facilities in Virginia and Nevada and general plant cost reduction initiatives and other production improvements.

•	Repurchase of 442,009 shares of our outstanding common stock during the three months ended March 31, 2020 under our Stock Repurchase Program, for a total of 1.4 million shares repurchased under the program as March 31, 2020.

Net Sales
. Net sales consist of sales and freight, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically provided our distributors and dealers of our Trex Residential products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial are driven by the timing of individual projects, which may vary significantly each period.
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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, we also warrant that our Trex Commercial products will be free of manufacturing defects for 1 to 3 years.
We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of incoming claims received in the three months ended March 31, 2020 was consistent with our expectations but higher than the number of claims received in the three months ended March 31, 2019. Average settlement cost per claim experienced in the three months ended March 31 2020 was slightly higher than our expectations, considerably higher than that experienced in the three months ended March 31, 2019, due to an increase in larger claims settled and changes in the mix of settlement methods, and slightly lower than that experienced in the year ended December 31, 2019. We believe that our reserve at March 31, 2020 is sufficient to cover future surface flaking obligations.
The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2020	2019
Claims open, beginning of period	1,724	2,021
Claims received (1)	205	176
Claims resolved (2)	(195)	(255)

Claims open, end of period	1,734	1,942

Average cost per claim (3)	$3,331	$2,407

(1)	Claims received include new claims received or identified during the period.

(2)	Claims resolved include all claims settled with or without payment and closed during the period.

(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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
RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2020 (2020 quarter) compared to the three months ended March 31, 2019 (2019 quarter).
Three Months Ended March 31, 2020 Compared To The Three Months Ended March 31, 2019
Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$200,395	$179,571	$20,824	11.6%
Trex Residential net sales	$186,874	$165,479	$21,395	12.9%
Trex Commercial net sales	$13,521	$14,092	$(571)	(4.1)%

Total net sales increased by 11.6% in the 2020 quarter compared to the 2019 quarter reflecting an increase in Trex Residential net sales, offset by a small decrease in Trex Commercial net sales. The increase of 12.9% in Trex Residential net sales during the 2020 quarter was primarily driven by volume growth of our residential decking and railing products, strong demand for our outdoor living products, a strong residential repair and remodeling sector and our initiatives to accelerate conversion from wood. The 4.1% decrease in Trex Commercial net sales during the 2020 quarter was due primarily to fewer large projects compared to the 2019 quarter.
Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$110,699	$110,206	$493	0.4%
% of total net sales	55.2%	61.4%
Gross profit	$89,696	$69,365	$20,331	29.3%
Gross margin	44.8%	38.6%

Gross profit as a percentage of net sales, gross margin, was 44.8% in the 2020 quarter compared to 38.6% in the 2019 quarter and reflects the increase in gross margin for Trex Residential and Trex Commercial to 45.6% and 33.6%, respectively, in the 2020 quarter compared to 40.2% and 20.5%, respectively, in the 2019 quarter. The increase in Trex Residential gross margin in the 2020 quarter compared to the 2019 quarter was primarily due to non-recurrence
of Enhance startup costs related to reduced throughput, equipment failures and other inefficiencies at Trex Residential manufacturing facilities in 2019. Also, a number of manufacturing lines were retrofitted during the quarter to allow production of the reduced weight Enhance profile. We expect to be essentially at the original design target for Enhance by the end of the third quarter of 2020. The increase in gross margin at Trex Commercial was primarily due to non-recurrence
of legacy low margin contracts coupled with a mix of higher margin contracts in the 2020 quarter, and initiatives aimed at improving project estimating, project management, and manufacturing cost savings initiatives.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$34,561	$30,166	$4,395	14.6%
% of total net sales	17.3%	16.8%

The increase in selling, general and administrative expenses in the 2020 quarter compared to the 2019 quarter primarily represented a $3.3 million increase in personnel related expenses and a $1.1 million increase in branding and advertising spend in support of our market growth programs.
Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$13,255	$7,700	$5,555	72.1%
Effective tax rate	23.8%	19.6%

The effective tax rate for the 2020 quarter was 23.8% compared to the effective tax rate for the 2019 quarter of 19.6%. The 4.2% increase was primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended March 31, 2020
	Trex Residential	Trex Commercial	Total
Net income	$41,020	$1,382	$42,402
Interest income, net	(522)	—	(522)
Income tax expense	12,788	467	13,255
Depreciation and amortization	3,664	187	3,851

EBITDA	$56,950	$2,036	$58,986

	Three Months Ended March 31, 2019
	Trex Residential	Trex Commercial	Total
Net income	$31,255	$300	$31,555
Interest income, net	(56)	—	(56)
Income tax expense	7,600	100	7,700
Depreciation and amortization	3,268	126	3,394

EBITDA	$42,067	$526	$42,593

1	EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. In relation to competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments.

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$58,986	$42,593	$16,393	38.5%
Trex Residential EBITDA	$56,950	$42,067	$14,883	35.4%
Trex Commercial EBITDA	$2,036	$526	$1,510	287.1%

The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between the Company’s and its competitors and between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 38.5% to $59.0 million for the 2020 quarter compared to $42.6 million for the 2019 quarter. The increase was primarily driven by a 35.4% increase in Trex Residential EBITDA due to net sales and gross margin and by an increase in Trex Commercial EBITDA primarily related to an increase in gross margin.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facility, operating leases and normal trade credit terms from operating activities. At March 31, 2020 we had $5.3 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(108,768)	$(109,990)
Net cash used in investing activities	(20,597)	(8,647)
Net cash used in financing activities	(14,129)	20,845

Net decrease in cash and cash equivalents	$(143,494)	$(97,792)

Operating Activities
Cash used in operations was $108.8 million during the 2020 quarter compared to cash used in operations of $110 million during the 2019 quarter. The slight decrease in cash flows from operations was primarily due to higher working capital investment in accounts receivable.
Investing Activities
Capital expenditures in the 2020 quarter were $22.7 million primarily for capacity expansion at our Virginia and Nevada facilities and general plant cost reduction initiatives and other production improvements.
Financing Activities
Net cash used in financing activities was $14.1 million in the 2020 quarter primarily for repurchases of our common stock under our Stock Repurchase Program of $39.1 million, offset by net borrowings under our revolving credit facility of $28.5 million.
Amendment of Restated Certificate of Incorporation.
At the annual meeting of stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (Amendment), effective as of April 29, 2020. The Company’s Board of Directors unanimously approved the Amendment on February 19, 2020, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 120 million shares to 180 million shares. The Amendment was filed with the Delaware Secretary of State on April 29, 2020.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of March 31, 2020, the Company had repurchased 1.4 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.

Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, we suspended repurchases of our common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect and we may determine to resume repurchases at any time.
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At March 31, 2020, we had $28.5 million in outstanding indebtedness under the revolving credit facility and borrowing capacity under the facility of $221.5 million.
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
Although the impact that the
COVID-19
pandemic will have on our liquidity for fiscal year 2020 is uncertain, we have stress tested our financials and we believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments, and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities.
Capital Requirements.
In June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The new multi-year capital expenditure program is projected at approximately $200 million between now and 2021, and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The Nevada capacity is projected to come on-line
by the end of the second quarter 2020, while the Virginia capacity will begin to come online in the first quarter of 2021. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. When completed these investments will increase our capacity by approximately 70 percent. In addition, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders. Our capital expenditure guidance for 2020 is $140 million to $160 million.
Inventory in Distribution Channels. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at March 31, 2020 compared to inventory levels at March 31, 2019 that would adversely impact net sales in future periods.
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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2020.

Item	4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Acting Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the President and Chief Executive Officer and the Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item	1A. Risk Factors
The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I – Item 1A, Risk Factors of our Form
10-K
for the year ended December 31, 2019.

Risk	Discussion

Description:

Our business, results of operations and financial condition may be disrupted and adversely affected by global public health pandemics, including the strain of coronavirus known as
COVID-19.

Impact:

If our employees or the employees of our suppliers or transportation providers are unable to work because of illness related to the
COVID-19
pandemic, or if we or our suppliers or transportation providers are forced to temporarily cease operations, either on a voluntary or mandatory basis, then we may have a period of reduced operations and be unable to supply our customers in a timely manner, which could have a material negative impact on our business.

If the
COVID-19
outbreak disrupts the operations of our distributors and retail outlets and negatively impacts economies in the United States, Canada and the rest of the world, our business, results of operations and financial condition may be adversely affected.

In December 2019, a novel strain of coronavirus,
COVID-19,
was reported to have surfaced in Wuhan, China. It spread to other countries, including the United States, and efforts to contain
COVID-19
have intensified. In March 2020, the World Health Organization characterized
COVID-19
as a pandemic. Our business, results of operations and financial condition may be adversely affected if
COVID-19
interferes with the ability of our employees, suppliers and other business partners to perform their respective responsibilities and obligations relative to the conduct of our business.

We continue to monitor the recent outbreak of
COVID-19
and evaluate its impact on our business, including new information as it emerges concerning its severity and any actions to prevent, contain or treat it, among others. The extent to which
COVID-19
may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2020 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2020 – January 31, 2020	47,062	$96.61	42,238	4,798,382
February 1, 2020 – February 29, 2020	71,626	$101.46	38,292	4,760,090
March 1, 2020 – March 31, 2020	361,479	$86.08	361,479	4,398,611

Quarterly period ended March 31, 2020	480,167		442,009

(1)	Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)	On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. During the three months ended March 31, 2020, the Company repurchased 442,009 shares under the Stock Repurchase Program.

Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, we suspended repurchases of our common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect and we may determine to resume repurchases at any time.
Item 5.     Other Information
Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on April 29, 2020. Only holders of the Company’s common stock at the close of business on March 2, 2020 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 58,206,523 shares of common stock entitled to vote. A total of 55,433,633 shares of common stock (95.24%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.
The stockholders voted on four proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 17, 2020. The final results for the votes regarding each proposal are set forth below.
Proposal 1:
The Company’s stockholders elected four directors to the Board to serve for a three-year term until the 2023 annual meeting of stockholders. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
Jay M. Gratz	48,040,385	2,538,485	62,250	4,792,513
Kristine L. Juster	48,961,427	1,175,968	503,725	4,792,513
Ronald W. Kaplan	47,377,257	3,201,360	62,503	4,792,513
Gerald Volas	49,121,078	1,010,571	509,471	4,792,513

Proposal 2:
The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 17, 2020. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
49,322,107	946,485	372,528	4,792,513

Proposal 3:
The Company’s stockholders approved the Fourth Certificate of Amendment to the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of common stock, $0.01 par value per share, from 120 million to 180 million. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
50,004,012	5,353,216	76,405	—

Proposal 4:
The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
54,467,137	904,751	61,745	—

Amendment of Restated Certificate of Incorporation
At the annual meeting of stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (Amendment), effective as of April 29, 2020. The Company’s Board of Directors unanimously approved the Amendment on February 19, 2020, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that the Company is authorized to issue from 120 million shares to 180 million shares. The Amendment was filed with the Delaware Secretary of State on April 29, 2020.
The foregoing description of certain terms and conditions in the Amendment is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.1 to this Form
10-Q,
the First Amendment of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.2, the Second Amendment of the Restated Certificate of Incorporation, which is filed as Exhibit 3.3, the Third Amendment of the Restated Certificate of Incorporation of the Company, which is filed as Exhibit 3.4, and the Fourth Amendment of the Restated Certificate of Incorporation, which is filed as Exhibit 3.5, all of which are incorporated herein by reference in their entirety.
Item 6.    Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 4, 2020	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
President and Chief Executive Officer
(Duly Authorized Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5*	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.

3.6	Amended and Restated By-Laws of Trex Company, Inc.	8-K	3.2	May 1, 2019	001-14649

10.1***	Amended and Restated 1999 Incentive Plan for Outside Directors.	8-K	10.1	February 25, 2020	001-14649

10.2***	Change-in-Control Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.3***	Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

31.1*	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith

**	Furnished herewith

***	Management contract or compensatory plan or agreement