Form 10-Q
period 2020-06-30
TREX CO INC
filed 2020-08-03
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 20, 2020 was 57,878,154 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$220,648	$206,453	$421,043	$386,024
Cost of sales	128,243	123,009	238,941	233,214

Gross profit	92,405	83,444	182,102	152,810
Selling, general and administrative expenses	29,009	35,705	63,571	65,872

Income from operations	63,396	47,739	118,531	86,938
Interest income, net	(71)	(1)	(593)	(57)

Income before income taxes	63,467	47,740	119,124	86,995
Provision for income taxes	16,249	12,030	29,504	19,730

Net income	$47,218	$35,710	$89,620	$67,265

Basic earnings per common share	$0.82	$0.61	$1.55	$1.15

Basic weighted average common shares outstanding	57,866,967	58,486,192	57,998,247	58,514,676

Diluted earnings per common share	$0.81	$0.61	$1.54	$1.14

Diluted weighted average common shares outstanding	58,030,994	58,687,540	58,177,357	58,758,201

Comprehensive income	$47,218	$35,710	$89,620	$67,265

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,237	$148,833
Accounts receivable, net	249,682	78,462
Inventories	49,649	56,106
Prepaid expenses and other assets	19,516	19,803

Total current assets	331,084	303,204
Property, plant and equipment, net	224,909	171,300
Goodwill and other intangible assets, net	73,875	74,084
Operating lease assets	36,926	40,049
Other assets	4,196	3,602

Total assets	$670,990	$592,239

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,135	$15,227
Accrued expenses and other liabilities	78,456	58,265
Accrued warranty	5,178	5,178

Total current liabilities	111,769	78,670
Operating lease liabilities	30,776	34,242
Deferred income taxes	9,831	9,831
Non-current accrued warranty	18,951	20,317
Other long-term liabilities	2	4

Total liabilities	171,329	143,064

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 70,266,754 and 70,187,463 shares issued and 57,878,003 and 58,240,721 shares outstanding at June 30, 2020 and December 31, 2019, respectively	703	702
Additional paid-in capital	123,933	123,996
Retained earnings	651,300	561,680
Treasury stock, at cost, 12,388,751 and 11,946,742 shares at June 30, 2020 and December 31, 2019, respectively	(276,275)	(237,203)

Total stockholders’ equity	499,661	449,175

Total liabilities and stockholders’ equity	$670,990	$592,239

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	58,240,721	$702	$123,996	$561,680	11,946,742	$(237,203)	$449,175
Net income	—	—	—	42,402	—	—	42,402
Employee stock plans	16,386	—	299	—	—	—	299
Shares withheld for taxes on awards	(38,142)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	76,204	—	2,775	—	—	—	2,775
Repurchases of common stock	(442,009)	—	—	—	442,009	(39,072)	(39,072)

Balance, March 31, 2020	57,853,160	$702	$123,214	$604,082	12,388,751	$(276,275)	$451,723
Net income	—	—	—	47,218	—	—	47,218
Employee stock plans	8,206	—	391	—	—	—	391
Shares withheld for taxes on awards	(12,393)	—	(1,199)	—	—	—	(1,199)
Stock-based compensation	29,030	1	1,527	—	—	—	1,528

Balance, June 30, 2020	57,878,003	$703	$123,933	$651,300	12,388,751	$(276,275)	$499,661

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	58,551,653	$700	$124,224	$416,942	11,446,683	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock plans	24,472	—	302	—	—	—	302
Shares withheld for taxes on awards	(74,010)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	160,359	1	2,793	—	—	—	2,794
Repurchases of common stock	(124,989)	—	—	—	124,989	(8,730)	(8,730)

Balance, March 31, 2019	58,537,485	$701	$121,592	$448,497	11,571,672	$(207,633)	$363,157
Net income	—	—	—	35,710	—	—	35,710
Employee stock plans	14,905	—	257	—	—	—	257
Shares withheld for taxes on awards	(19,174)	—	(1,254)	—	—	—	(1,254)
Stock-based compensation	32,139	—	2,125	—	—	—	2,125
Repurchases of common stock	(125,151)	—	—	—	125,151	(8,462)	(8,462)

Balance, June 30, 2019	58,440,204	$701	$122,720	$484,207	11,696,823	$(216,095)	$391,533

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$89,620	$67,265
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,915	6,792
Stock-based compensation	4,303	4,918
(Gain) loss on disposal of property, plant and equipment	(134)	10
Other non-cash adjustments	(233)	(308)
Changes in operating assets and liabilities:
Accounts receivable	(171,220)	(26,746)
Inventories	6,457	14,882
Prepaid expenses and other assets	(2,335)	210
Accounts payable	12,195	(3,777)
Accrued expenses and other liabilities	(591)	(16,548)
Income taxes receivable/payable	21,691	(3,640)

Net cash (used in) provided by operating activities	(32,332)	43,058

Investing Activities
Expenditures for property, plant and equipment	(62,613)	(19,061)
Proceeds from sales of property, plant and equipment	2,146	—

Net cash used in investing activities	(60,467)	(19,061)

Financing Activities
Borrowings under line of credit	173,000	89,500
Principal payments under line of credit	(173,000)	(89,500)
Repurchases of common stock	(44,124)	(24,172)
Financing costs	(361)	—
Proceeds from employee stock purchase and option plans	688	560

Net cash used in financing activities	(43,797)	(23,612)

Net (decrease) increase in cash and cash equivalents	(136,596)	385
Cash and cash equivalents, beginning of period	148,833	105,699

Cash and cash equivalents, end of period	$12,237	$106,084

Supplemental Disclosure:
Cash paid for interest	$143	$321
Cash paid for income taxes, net	$7,813	$23,371
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2020 and 2019
(Unaudited)
1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Company) is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
, with more than 25 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is (540)
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
The unaudited consolidated results of operations for the three and six months
ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. As of the date of this report, the Company has not experienced any material disruptions to its operations due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation due to the continuation of the outbreak and any future measures that may be taken to contain the spread of the virus. In addition, the extent and duration of the economic fallout from
COVID-19
remains unclear. The Company is actively managing its business to respond to the impact and will continue to evaluate the nature and extent of the impact to its business and consolidated results of operations and financial condition.
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
“
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)
”. The new guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use
software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance was effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities can adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company adopted the guidance prospectively on January 1, 2020. Adoption did not have a material impact on its consolidated financial condition or results of operations.

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
In March 2020, the FASB issued ASU No.
 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the standard on its contract accounted for under Codification topic ASC 470, “
Debt
” but does not expect adoption of the guidance to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU No.
 2019-12,
“
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not intend to early adopt the standard and is currently evaluating the impact of the standard on its consolidated financial condition and results of operations. It does not expect the standard to have a material effect on its consolidated financial statements.

5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$31,764	$42,281
Raw materials	35,584	31,686

Total FIFO (first-in, first-out) inventories	67,348	73,967
Reserve to adjust inventories to LIFO value	(19,062)	(19,062)

Total LIFO inventories	$48,286	$54,905

The Company utilizes the LIFO method of accounting to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of June 30, 2020, management estimates that interim inventory balances will be replenished by year-end
and there were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2020.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.4 million at June 30, 2020 and $1.2 million at December 31, 2019, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting to its Trex Commercial architectural railing and staging system products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Revenues in excess of billings	$7,999	$8,282
Prepaid expenses	8,762	6,664
Contract retainage	2,097	1,832
Income tax receivable	53	2,675
Other	605	350

Total prepaid expenses and other assets	$19,516	$19,803

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at June 30, 2020 and December 31, 2019 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names. At June 30, 2020 and December 31, 2019, intangible assets were $6.3 million and accumulated amortization was $0.9 million and $0.7 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2020 and June 30, 2019, was $0.2 million and $0.2 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Sales and marketing	$26,319	$28,402
Income taxes	19,069	—
Compensation and benefits	13,082	13,475
Operating lease liabilities	7,306	7,079
Manufacturing costs	2,677	2,564
Customer deposits	4,097	2,905
Billings in excess of revenues	1,423	816
Other	4,483	3,024

Total accrued expenses and other liabilities	$78,456	$58,265

9. DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $350 million at June 30, 2020
, and $300 million from July 1, 2020 through December 31, 2020.
Revolving Credit Facility
On November 5, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) as borrower, Trex Commercial Products, Inc., as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, and Truist Bank, arranged by BOA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, to amend and restate the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement), dated as of January 12, 2016, as amended. The Fourth Amended Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.
On May 26, 2020, the Company entered into a First Amendment to the Original Credit Agreement (the First Amendment) to provide for an additional $100 million line of credit through May 26, 2022.
 The purpose of the additional $100 million line of credit is primarily to reduce risk associated with the
COVID-19
pandemic should the Company need to secure additional capital to continue its strategy of accelerating the conversion of wood decking to Trex composite decking and expanding its addressable market. As a matter of convenience, the parties incorporated the amendments to the Original Credit Agreement made by the First Amendment into a new Fourth Amended and Restated Credit Agreement (New Credit Agreement). In the New Credit Agreement, the revolving commitments under the Original Credit Agreement are referred to as Revolving A Commitments and the new $100 million line of credit is referred to as Revolving B Commitments. In the New Credit Agreement, all of the material terms and conditions related to the original line of credit (Revolving A Commitments) remain unchanged from the Original Credit Agreement.
The Company entered into the First Amendment, as borrower; Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent; Truist Bank (Truist); and Regions Bank (Regions) (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner. The First Amendment further provides that the New Credit Agreement is amended and restated by changing Schedule 2.01 to add applicable Lender percentages related to the Revolving B Commitment for BOA of 47.5%, Well Fargo of 28.0% and Regions of 24.5%.
The Notes and interest rates for the Revolving A Commitments remained unchanged and are the same as previously disclosed. The Notes for Revolving A Commitments and Revolving B Commitments provide the Company, in the aggregate, the ability to borrow an amount up to the respective Revolving A Loan Limit and Revolving B Loan Limit during the respective Revolving A Term and Revolving B Term. The Company is not obligated to borrow any amount under either the Revolving A Loan or the Revolving B Loan. Within either the Revolving A Loan or the Revolving B Loan, the Company may borrow, repay and reborrow at any time or from time to time while the respective Revolving A Loan or Revolving B Loan remains in effect.
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
The Applicable Rate for Revolving B Commitments means the following percentages per annum, based upon the Consolidated Debt to Consolidated EBITDA Ratio as set forth in the most recent Compliance Certificate received by BOA as the Administrative Agent and as set forth in the New Credit Agreement:

Pricing Tier	Consolidated Debt to Consolidated EBITDA Ratio	Eurodollar Rate Loans / LIBOR Index Rate	Base Rate Loans	Revolving B Commitment Fee
1	> 2.50:1.00	2.75%	1.75%	0.60%
2	< 2.50:1.00 but > 2.00:1.00	2.50%	1.50%	0.55%
3	< 2.00:1.00 but > 1.50:1.00	2.25%	1.25%	0.50%
4	< 1.50:1.00	1.80%	0.80%	0.45%
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the six months ended June 30, 2020 and June 30, 2019, total operating lease expense
 was $4.3 million and $4.2 million, respectively. The weighted average remaining lease term at June 30, 2020 and December 31, 2019 was 6 years and 6.5 years, respectively. The weighted average discount rate at June 30, 2020 and December 31, 2019 was 3.64% and 3.66%, respectively.
The following table includes supplemental cash flow information for the six months ended June 30, 2020 and June 30, 2019 and supplemental balance sheet information at June 30, 2020 and December 31, 2019 related to operating leases (in thousands):
	Six Months Ended
Supplemental cash flow information	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$4,258	$4,242
Operating ROU assets obtained in exchange for lease liabilities	$290	$388
Supplemental balance sheet information	June 30, 2020	December 31, 2019
Operating lease ROU assets	$36,926	$40,049

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,306	$7,079
Operating lease liabilities	30,776	34,242
Total operating lease liabilities	$38,082	$41,321
The following table summarizes maturities of operating lease liabilities at June 30, 2020 (in thousands):

Maturities of operating lease liabilities
2020	$4,284
2021	8,398
2022	6,530
2023	6,138

2024	6,158
Thereafter	11,079

Total lease payments	42,587
Less imputed interest	(4,505)

Total operating liabilities	$38,082

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.
12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$47,218	$35,710	$89,620	$67,265

Denominator:
Basic weighted average shares outstanding	57,866,967	58,486,192	57,998,247	58,514,676
Effect of dilutive securities:
Stock appreciation rights and options	89,871	129,839	90,297	141,958
Restricted stock	74,156	71,509	88,813	101,567

Diluted weighted average shares outstanding	58,030,994	58,687,540	58,177,357	58,758,201

Basic earnings per share	$0.82	$0.61	$1.55	$1.15

Diluted earnings per share	$0.81	$0.61	$1.54	$1.14

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock appreciation rights	19,792	24,536	14,464	18,675
Stock Repurchase Programs
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of June 30, 2020, the Company ha
s
repurchased 1.4
million
shares of the Company’s outstanding common stock under the Stock Repurchase Program.
Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, the Company suspended repurchases of its common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect with repurchases suspended. However, the Company may determine to resume repurchases at any time.

Amendment of Restated Certificate of Incorporation
At the annual meeting of stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (Amendment), effective as of April 29, 2020. The Company’s Board of Directors unanimously approved the Amendment on February 19, 2020, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 120 million shares to 180 million shares.
Stock Split
On July 29, 2020, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value, $
0.01. The stock split will be in the form of a stock dividend to be distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The condensed consolidated financial statements presented in this Form
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
Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $63.7 million as of June 30, 2020. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months and six months ended June 30, 2020 and 2019, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2020	Reportable Segment
	Trex	Trex
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$208,877	$—	$208,877
Products transferred over time and fixed price contracts	—	11,771	11,771

	$208,777	$11,771	$220,648

Six Months Ended June 30, 2020	Reportable Segment
	Trex	Trex
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$395,751	$—	$395,751
Products transferred over time and fixed price contracts	—	25,292	25,292
	$395,751	$25,292	$421,043

Three Months Ended June 30, 2019	Reportable Segment
	Trex	Trex
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$193,468	$—	$193,468
Products transferred over time and fixed price contracts	—	12,985	12,985

	$193,468	$12,985	$206,453

Six Months Ended June 30, 2019	Reportable Segment
	Trex	Trex
	Residential	Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$358,947	$—	$358,947
Products transferred over time and fixed price contracts	—	27,077	27,077

	$358,947	$27,077	$386,024

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 12,840,000 and as of June 30, 2020, the total number of shares available for future issuance is 5,642,795.
The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2020:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	21,689	$99.95
Performance-based restricted stock units (a)	38,842	$78.64
Stock appreciation rights	21,643	$100.30
(a)	Includes 26,652 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2020, and adjustments of (2,562
)
, 3,029 and 11,723 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2019, 2018, and 2017, respectively.

The fair value of each SAR is estimated on the date of grant using a
Black-Scholes option-pricing formula
.
For SARs issued in the six months ended June 30, 2020 and 2019 the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Weighted-average fair value of grants	$35.37	$29.56
Dividend yield	0%	0%
Average risk-free interest rate	1.3%	2.5%
Expected term (years)	5	5
Expected volatility	38.2%	39.1%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock appreciation rights	$96	$203	$450	$498
Time-based restricted stock and restricted stock units	671	1,306	1,928	2,455
Performance-based restricted stock and restricted stock units	562	569	1,695	1,883
Employee stock purchase plan	200	47	230	82

Total stock-based compensation	$1,529	$2,125	$4,303	$4,918

Total unrecognized compensation cost related to unvested awards as of June 30, 2020 was $6.8 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the six months ended June 30, 2020 and 2019 was 24.8% and 22.7%, respectively, which resulted in expense of $29.5 million and $19.7 million, respectively. The in
crease of 2.1% in the effective tax rate was primarily due to a current year de
crease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.
During the six months ended June 30, 2020 and 2019, the Company realized $1.1 million and $2.6 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2020, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
In response to
COVID-19,
Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including deferring the due dates of certain tax payment requirements, including the employer portion of the Social Security tax, and the creation of certain refundable employee retention credits. The Company evaluated the impact on its consolidated financial statements and determined that as of June 30, 2020, the CARES Act did not have a material impact on its consolidated financial condition or results of operations and the Company did not receive any financial assistance under the CARES Act or similar programs.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2020, for certain tax jurisdictions tax years 2016 through 2019 remain subject to examination. The Company’s returns filed with the state of Michigan for the tax years 2016 through 2018 are currently under examination. No material adjustments are expected as a result of the audit. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three and six months ended June 30, 2020 and 2019 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$208,877	$11,771	$220,648	$193,468	$12,985	$206,453
Net income	$45,912	$1,306	$47,218	$35,223	$487	$35,710
EBITDA	$65,495	$1,964	$67,459	$50,353	$785	$51,138
Depreciation and amortization	$3,865	$198	$4,063	$3,258	$141	$3,399
Income tax expense	$15,789	$460	$16,249	$11,866	$164	$12,030
Capital expenditures	$39,610	$270	$39,880	$10,124	$290	$10,414
Total assets	$577,684	$93,306	$670,990	$447,725	$88,473	$536,198
Reconciliation of Net Income to EBITDA:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$45,912	$1,306	$47,218	$35,223	$487	$35,710
Interest (income) expense , net	(71)	—	(71)	6	(7)	(1)
Income tax expense	15,789	460	16,249	11,866	164	12,030
Depreciation and amortization	3,865	198	4,063	3,258	141	3,399

EBITDA	$65,495	$1,964	$67,459	$50,353	$785	$51,138

Segment Data:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$395,751	$25,292	$421,043	$358,947	$27,077	$386,024
Net income	$86,932	$2,688	$89,620	$66,478	$787	$67,265
EBITDA	$122,445	$4,001	$126,446	$92,419	$1,312	$93,731
Depreciation and amortization	$7,529	$386	$7,915	$6,525	$268	$6,793
Income tax expense	$28,577	$927	$29,504	$19,466	$264	$19,730
Capital expenditures	$62,026	$587	$62,613	$17,818	$1,243	$19,061
Total assets	$577,684	$93,306	$670,990	$447,725	$88,473	$536,198
Reconciliation of Net Income to EBITDA:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$86,932	$2,688	$89,620	$66,478	$787	$67,265
Interest income, net	(593)	—	(593)	(50)	(7)	(57)
Income tax expense	28,577	927	29,504	19,466	264	19,730
Depreciation and amortization	7,529	386	7,915	6,525	268	6,793

EBITDA	$122,445	$4,001	$126,446	$92,419	$1,312	$93,731

17.	SEASONALITY
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

The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision. Typically, a majority of surface flaking claims received in a year are received during the summer outdoor season, which spans the second and third quarters. It has been the Company’s practice to utilize the actuarial techniques discussed above during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. The number of incoming claims received in the six months ended June 30, 2020, was higher than the number of claims received in the six months ended June 30, 2019 and exceeded the Company’s expectations for the current year. Average settlement cost per claim experienced in the six months ended June 30, 2020, was considerably higher than that experienced in the six months ended June 30, 2019, due to an increase in larger claims settled and changes in the mix of settlement methods that occurred in the second half of 2019, but was consistent with the Company’s expectations for the current year and, and lower than that experienced for the full year ended December 31, 2019. The Company believes its reserve at June 30, 2020 is sufficient to cover future surface flaking obligations and no adjustments were required in the current period.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.7 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	—	946	946
Settlements made during the period	(1,700)	(611)	(2,311)

Ending balance, June 30	$17,324	$6,805	$24,129

	Six Months Ended June 30, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	1,312	1,312
Settlements made during the period	(2,064)	(666)	(2,730)

Ending balance, June 30	$21,887	$7,449	$29,336

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
These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; and material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19.
OVERVIEW
COVID-19:
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic has increased the level of volatility and uncertainty globally and has created economic disruption. We are actively managing our business to respond to this health crisis and will continue to evaluate the nature and extent of its impact. As of the date of this report, we have not experienced any material disruptions to our operations due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation due to the continuation of the outbreak and any future measures that may be taken to contain the spread of the virus. In addition, the extent and duration of the economic fallout from
COVID-19
remains unclear. Our commitment to stakeholders is to take the appropriate actions to ensure the safety and well-being of our employees and partners, comply with any governmental orders relating to
COVID-19,
which may result in a period of disruption to our business, while at the same time leveraging our strengths and ensuring financial flexibility.
As of June 30, 2020, our facilities continue to operate at output levels similar to those prior to the
COVID-19
pandemic and we are following or exceeding all Centers for Disease Control and Prevention (CDC) and public officials’ guidelines. We have also adopted a business continuity plan and local emergency response plans at each location. We continue to take precautionary measures, make contingency plans and improve our response to the developing situation. We have assembled a cross-functional team whose chief charge is to oversee our efforts to ensure the health and safety of all employees and supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.

We have implemented preventative or protective actions at our facilities, our corporate headquarters and with field sales personnel. In order to mitigate the spread of the virus, we instructed our employees to practice social distancing. Efforts for social distancing included employees working from home, where possible, revising our production processes to allow for compliance with our social distancing efforts, suspending air travel and enabling technologies to allow employees to effectively perform their functions remotely. Our sales force worked from home and conducted training sessions with our channel partners by utilizing online audio and visual technologies. Late in the second quarter, our employees began transitioning back to the workplace and conducting customer visits on a voluntary basis. In addition, face masks and other protective equipment have been distributed to employees across all of our facilities, handwashing and hand sanitizing stations have been installed, and automated temperature scanners have been provided at the entrances to our manufacturing facilities and corporate office. We have installed air purifier systems for all enclosed areas in every one of our buildings. Our internal cleaning crew sanitizes an extensive checklist of high-touch items and areas across work facilities, and our facilities are cleaned repeatedly throughout each shift with
CDC-recommended
chemicals and disinfectants by internal and external groups. In addition, we fabricated face shields, donated the proceeds from decking sample sales to Feeding America, and supported the
COVID-19
Relief Fund of our local United Way, supplementing our annual fund-raising campaign.
Since we cannot predict the duration or scope of the pandemic, we cannot fully anticipate or reasonably estimate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future. During the latter part of the first quarter and continuing into the first two months of the second quarter, some jurisdictions into which we sell had deemed the construction industry as non-essential
and ordered the closure of those businesses. In addition, we experienced areas where the availability of our products was limited due to the closure of certain of our channel partners. However, during the latter part of the second quarter, jurisdictions began to lift their respective closure restrictions and certain of our channel partners that were closed reopened. As a result, the slowdown in net sales that we experienced early in the second quarter was offset by the pickup of those sales in the latter part of the quarter when jurisdictions began to lift their closure restrictions. As of June 30, 2020 we have no significant supply issues and maintain inventories of materials sourced from diversified geographies, allowing us to better tolerate short-term supply chain disruptions.
In May 2020, we amended and restated our revolving credit agreement to provide us with an additional Revolving Line of Credit for Aggregate Revolving B Commitments in the amount of $100 million. The purpose of the additional $100 million is primarily to reduce risk, if necessary, associated with the
COVID-19
pandemic should the Company need to secure additional capital to continue its strategy of accelerating the conversion of wood decking to Trex composite decking and expanding its addressable market. As of June 30, 2020, we had no outstanding indebtedness under our revolving credit facilities and $350 million in available borrowing capacity. As the impact of
COVID-19
evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.
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
Trex offers the following products through Trex Residential:

Decking and Accessories
Our principal decking products are Trex Transcend
®
, Trex Select
®
and Trex Enhance
®
. Differentiating the Enhance collection is a scalloped profile that is lighter weight for easier handling and installation. Our high-performance, low-maintenance,
eco-friendly
composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching.

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

Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. Trex Commercial Products designs and engineers custom solutions, which are prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, and event production and rentals. With a team of devoted engineers, and industry-leading reputation for quality and dedication to customer service, Trex Commercial markets to architects, specifiers, contractors, and building owners.
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

Highlights for the three months ended June 30, 2020:

•	Increase in net sales of 6.9%, or $14.2 million, to $220.6 million for the three months ended June 30, 2020 compared to $206.5 million for the three months ended June 30, 2019.

•	Increase in gross profit of 10.7%, or $9.0 million, to $92.4 million for the three months ended June 30, 2020 compared to $83.4 million for the three months ended June 30, 2019.

•
Increase in net income to $47.2 million, or $0.81 per diluted share, for the three months ended June 30, 2020 compared to $35.7 million, or $0.61 per diluted share, for the three months ended June 30, 2019.

•
Capital expenditures of $39.9 million primarily to increase production capacity at the Trex Residential facilities in Virginia and Nevada and for general plan cost reduction initiatives and other production improvements.

Net Sales
. Net sales consist of sales and freight, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically provided our distributors and dealers of our Trex Residential products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts, favorable payment terms, price discounts, or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of our incentive programs can significantly impact sales, receivables and inventory levels during the offering period. However, the timing and terms of the majority of our programs are generally consistent from year to year. In addition, the operating results for Trex Commercial are driven by the timing of individual projects, which may vary each quarterly period.
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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We also warrant our Trex Commercial products for periods ranging from 1 year to 3 years.
We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters. It has been our practice to utilize actuarial techniques during the third quarter, after a significant portion of all claims has been received for the fiscal year and variances to annual claims expectations are more meaningful. Our actuarial analysis is based on currently known facts and a number of assumptions. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. The number of incoming claims received in the six months ended June 30, 2020 was higher than the number of claims received in the six months ended June 30, 2019 and exceeded our expectations for the current year. Average settlement cost per claim experienced in the six months ended June 30, 2020 was considerably higher than the average settlement cost per claim experienced in the six months ended June 30, 2019, due to an increase in larger claims settled and changes in the mix of settlement methods that occurred in the second half of 2019, but was consistent with our expectations for the current year, and lower than that experienced for the full year ended December 31, 2019. We believe that our reserve at June 30, 2020 is sufficient to cover future surface flaking obligations.
The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2020	2019
Claims open, beginning of period	1,724	2,021
Claims received (1)	782	700
Claims resolved (2)	(572)	(716)

Claims open, end of period	1,934	2,005

Average cost per claim (3)	$3,263	$2,992

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
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
RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2020 (2020 quarter) compared to the three months ended June 30, 2019 (2019 quarter), and for the six months ended June 30, 2020 (2020 six-month
period) compared to the six months ended June 30, 2019 (2019 six-month
period).
Three Months Ended June 30, 2020 Compared To The Three Months Ended June 30, 2019
Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$220,648	$206,453	$14,195	6.9%
Trex Residential net sales	$208,877	$193,468	$15,409	8.0%
Trex Commercial net sales	$11,771	$12,985	$(1,214)	(9.4)%
Total net sales increased by 6.9% in the 2020 quarter compared to the 2019 quarter reflecting an increase in Trex Residential net sales, offset by a small decrease in Trex Commercial net sales. The increase of 8.0% in Trex Residential net sales was primarily driven by volume growth of our residential decking and railing products, strong demand for our outdoor living products, a strong residential repair and remodeling sector and our initiatives to accelerate conversion from wood. The 9.4% decrease in Trex Commercial net sales during the 2020 quarter was due primarily to fewer large projects compared to the 2019 quarter.
Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$128,243	$123,009	$5,234	4.3%
% of total net sales	58.1%	59.6%
Gross profit	$92,405	$83,444	$8,961	10.7%
Gross margin	41.9%	40.4%
Gross profit as a percentage of net sales, gross margin, was 41.9% in the 2020 quarter compared to 40.4% in the 2019 quarter and reflects the increase in gross margin for Trex Residential and Trex Commercial to 42.5% and 30.7%, respectively, in the 2020 quarter compared to 41.7% and 21.4%, respectively, in the 2019 quarter. The increase in Trex Residential gross margin in the 2020 quarter compared to the 2019 quarter was primarily due to the non-recurrence
of Enhance startup costs related to reduced throughput, equipment failures and other inefficiencies at Trex Residential manufacturing facilities in 2019. Also, a number of manufacturing lines were retrofitted to allow production of the reduced weight Enhance profile. We expect to be essentially at the original design target for Enhance by the end of the third quarter of 2020. The increase in Trex Residential gross margin was offset by startup costs associated with the expansion of capacity at our Nevada facility. The increase in gross margin at Trex Commercial was primarily due to non-recurrence
of legacy low margin contracts coupled with a mix of higher margin contracts in the 2020 quarter, and initiatives aimed at improving project estimating, project management, and manufacturing cost savings initiatives.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$29,009	$35,705	$(6,696)	(18.8)%
% of total net sales	13.2%	17.3%
The $6.7 million decrease in selling, general and administrative expenses in the 2020 quarter compared to the 2019 quarter resulted primarily from a decrease of $4.9 million in branding and advertising spend and a $2.0 million decrease in personnel related expenses. The decrease in personnel related expenses included a decrease in executive severance benefits compared to 2019, a decrease in meals and entertainment expenses and a reduction in medical claims, offset primarily by an increase in incentive compensation.
Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$16,249	$12,030	$4,219	35.1%
Effective tax rate	25.6%	25.2%
The effective tax rate for the 2020 quarter of 25.6% was relatively unchanged compared to the effective tax rate of 25.2% for the 2019 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$45,912	$1,306	$47,218
Interest income, net	(71)	—	(71)
Income tax expense	15,789	460	16,249
Depreciation and amortization	3,865	198	4,063

EBITDA	$65,495	$1,964	$67,459

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

	Three Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$35,223	$487	$35,710
Interest expense (income), net	6	(7)	(1)
Income tax expense	11,866	164	12,030
Depreciation and amortization	3,258	141	3,399

EBITDA	$50,353	$785	$51,138

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$67,459	$51,138	$16,321	31.9%
Trex Residential EBITDA	$65,495	$50,353	$15,142	30.1%
Trex Commercial EBITDA	$1,964	$785	$1,179	150.2%
Total EBITDA increased 31.9% to $67.5 million for the 2020 quarter compared to $51.1 million for the 2019 quarter. The increase was primarily driven by a 30.1% increase in Trex Residential EBITDA due to net sales and gross margin and by an increase in Trex Commercial EBITDA primarily related to an increase in gross margin.
Six Months Ended June 30, 2020 Compared To The Six Months Ended June 30, 2019
Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$421,043	$386,024	$35,019	9.1%
Trex Residential net sales	$395,751	$358,947	$36,804	10.3%
Trex Commercial net sales	$25,292	$27,077	$(1,785)	(6.6)%
The 9.1% increase in total net sales in the 2020
six-month
period compared to the 2019
six-month
period was due primarily to volume growth at Trex Residential for both our legacy and new decking and residential railing products. The increase of 10.3% in Trex Residential net sales during the 2020 six-month
period was primarily driven by volume growth, strong demand for our outdoor living products, a strong residential repair and remodeling sector and our initiatives to accelerate conversion from wood. The 6.6% decrease in Trex Commercial net sales during the 2020 six-month
period was due primarily to fewer large projects compared to the 2019 six-month
period.
Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$238,941	$233,214	$5,727	2.5%
% of total net sales	56.8%	60.4%
Gross profit	$182,102	$152,810	$29,292	19.2%
Gross margin	43.3%	39.6%

Gross profit as a percentage of net sales, gross margin, was 43.3% in the 2020 six-month
period compared to 39.6% in the 2019
six-month
period. Gross margin for Trex Residential and Trex Commercial products in the 2020 six-month
period were 44.0% and 32.3%, respectively, compared to 41.0% and 21.0%, respectively, in the 2019 six-month
period. The increase in Trex Residential gross margin in the 2020 six-month
period compared to the 2019
six-month
period was primarily due to
non-recurrence
of Enhance startup costs related to reduced throughput, equipment failures and other inefficiencies at Trex Residential manufacturing facilities in 2019. Also, a number of manufacturing lines were retrofitted to allow production of the reduced weight Enhance profile. We expect to be essentially at the original design target for Enhance by the end of the third quarter of 2020. The increase in Trex Residential gross margin was offset by startup costs associated with the expansion of capacity at our Nevada facility. The increase in gross margin at Trex Commercial was primarily due to non-recurrence
of legacy low margin contracts coupled with a mix of higher margin contracts in the 2020 quarter, and initiatives aimed at improving project estimating, project management, and manufacturing cost savings initiatives.
Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$63,571	$65,872	$(2,301)	(3.5)%
% of total net sales	15.1%	17.1%
The $2.3 million decrease in selling, general and administrative expenses in the 2020 six-month
period compared to the 2019
six-month
period resulted primarily from a decrease of $3.8 million in branding and advertising spend and a $1.4 million decrease in research and development expenses. The decreases were offset by a $1.3 million increase in personnel related expenses and an increase of $1.6 million in other operating expenses.
Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$29,504	$19,730	$9,774	49.5%
Effective tax rate	24.8%	22.7%
The effective tax rate for the 2020
six-month
period increased by 2.1% compared to the effective tax rate for the 2019 six-month
period primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Six Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$86,932	$2,688	$89,620
Interest income, net	(593)	—	(593)
Income tax expense	28,577	927	29,504
Depreciation and amortization	7,529	386	7,915

EBITDA	$122,445	$4,001	$126,446

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

	Six Months Ended June 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$66,478	$787	$67,265
Interest income, net	(50)	(7)	(57)
Income tax expense	19,466	264	19,730
Depreciation and amortization	6,525	268	6,793

EBITDA	$92,419	$1,312	$93,731

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$126,446	$93,731	$32,715	34.9%
Trex Residential EBITDA	$122,445	$92,419	$30,026	32.5%
Trex Commercial EBITDA	$4,001	$1,312	$2,689	205.0%
Total EBITDA increased 34.9% to $126.4 million for the 2020
six-month
period compared to $93.7 million for the 2019
six-month
period. The increase was primarily driven by a 32.5% increase in Trex Residential EBITDA due to net sales and gross margin and by an increase in Trex Commercial EBITDA primarily related to an increase in gross margin.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2020 we had $12.2 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(32,332)	$43,058
Net cash used in investing activities	(60,467)	(19,061)
Net cash used in financing activities	(43,797)	(23,612)

Net (decrease) increase in cash and cash equivalents	$(136,596)	$385

Operating Activities
Cash used in operations was $32.3 million during the 2020
six-month
period compared to cash provided by operations of $43.1 million during the 2019 six-month
period. The use of cash flows in operations was primarily due to higher working capital investment in accounts receivable as a result of the timing of sales within the period and related payment discounts offered to our Trex Residential decking and railing customers. The majority of the accounts receivable balance at June 30, 2020, will be collected in the third quarter. The decrease was primarily by offset increased net income, increase in accounts payable and the timing of payment for Federal income taxes.
Investing Activities
Capital expenditures in the 2020
six-month
period were $62.6 million, consisting primarily of $52.6 million for capacity expansion at our Virginia and Nevada facilities and $8.8 million for general plant cost reduction initiatives and other production improvements.
Financing Activities
Net cash used in financing activities was $43.8 million in the 2020 six-month
period primarily for repurchases of our common stock of $44.1 million.

Amendment of Restated Certificate of Incorporation.
At the annual meeting of stockholders of the Company held on April 29, 2020, the Company’s stockholders approved an amendment of the Company’s Restated Certificate of Incorporation (Amendment), effective as of April 29, 2020. The Company’s Board of Directors unanimously approved the Amendment on February 19, 2020, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $0.01 per share, that the Company is authorized to issue from 120 million shares to 180 million shares. The Amendment was filed with the Delaware Secretary of State on April 29, 2020.
Stock Repurchase Programs.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of the June 30, 2020, the Company has repurchased 1.4 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, we suspended repurchases of our common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect with repurchases suspended. However, we may determine to resume repurchases at any time.
Stock Split.
On July 29, 2020, the Company’s Board of Directors approved a two-for-one
stock split of the Company’s common stock, par value, $0.01. The stock split will be in the form of a stock dividend to be distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The condensed consolidated financial statements presented in this Form
10-Q
appropriately do not reflect the effects of the stock split.
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At June 30, 2020, we had no outstanding indebtedness under the revolving credit facilities and borrowing capacity under the facilities of $350 million, and $300 million from July 1, 2020 through December 31, 2020.
On May 26, 2020, the Company entered into a First Amendment to the Original Credit Agreement (the First Amendment) to provide for an additional $100 million line of credit. The purpose of the additional $100 million line of credit is primarily to reduce risk associated with the
COVID-19
pandemic should the Company need to secure additional capital to continue its strategy of accelerating the conversion of wood decking to Trex composite decking and expanding its addressable market. As a matter of convenience, the parties incorporated the amendments to the Original Credit Agreement made by the First Amendment into a new Fourth Amended and Restated Credit Agreement (New Credit Agreement). In the New Credit Agreement, the revolving commitments under the Original Credit Agreement are referred to as Revolving A Commitments and the new $100 million line of credit is referred to as Revolving B Commitments. In the New Credit Agreement, all of the material terms and conditions related to the original line of credit (Revolving A Commitments) remain unchanged from the Original Credit Agreement.
The Company entered into the First Amendment, as borrower; Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent; Truist Bank (Truist); and Regions Bank (Regions) (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner. The First Amendment further provides that the New Credit Agreement is amended and restated by changing Schedule 2.01 to add applicable Lender percentages related to the Revolving B Commitment for BOA of 47.5%, Wells Fargo of 28.0% and Regions of 24.5%.
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facilities, as amended, will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments, and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities.
In addition, we believe our financial resources will allow us to manage the impact of the
COVID-19
pandemic on the Company’s business operations for the foreseeable future. However, as the impact of
COVID-19
evolves, we will continue to evaluate our financial position and liquidity needs in light of future developments.

Capital Requirements.
In June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The new multi-year capital expenditure program is projected at approximately $200 million through 2021, and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. When completed these investments will increase our Trex Residential production capacity by approximately 70 percent. Our capital expenditure guidance for 2020 is $150 million to $170 million. In addition to the above, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
Inventory in Distribution Channels. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at June 30, 2020 compared to inventory levels at June 30, 2019.
Seasonality
. The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs. The operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality. However, they are driven by the timing of individual projects, which may vary significantly each quarterly period.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2020.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month
period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I—Item 1A, Risk Factors of our Form
10-K
for the year ended December 31, 2019.

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

We continue to monitor the outbreak of
COVID-19
and evaluate its impact on our business, including new information as it emerges concerning its severity and the continuation and possible escalation of new cases, and any actions to prevent, contain or treat it, among others. The extent to which
COVID-19
may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2020 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2020 – April 30, 2020	12,393	$96.66	—	4,398,611
May 1, 2020 – May 31, 2020	—	—	—	4,398,611
June 1, 2020 – June 30, 2020	—	—	—	4,398,611

Quarterly period ended June 30, 2020	12,393		—

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 5.8 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company did not purchase any shares under the Stock Repurchase Program during the three months ended June 30, 2020.

Due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic, we suspended repurchases of our common stock under the Stock Repurchase Program on March 12, 2020. As of the date of this report, the Stock Repurchase Program remains in effect with repurchases suspended. However, we may determine to resume repurchases at any time.
Item 5.    Other Information
Stock Split
On July 29, 2020, the Company’s Board of Directors approved a two-for-one
stock split of the Company’s common stock, par value, $0.01. The stock split will be in the form of a stock dividend to be distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The condensed consolidated financial statements presented in this Form
10-Q
appropriately do not reflect the effects of the stock split.
Item 6.    Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 3, 2020	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6	Amended and Restated By-Laws of Trex Company, Inc.	8-K	3.2	May 1, 2019	001-14649

4.1	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.2	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.3	Note dated November 5, 2019 payable by the Company to Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.4	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.5	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company (Truist Bank)	8-K	4.5	November 6, 2019	001-14649

Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

4.6	Note dated May 26, 2020 payable by the Company to Regions Bank	8-K	4.6	May 28, 2020	001-14649

4.7	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

10.1***	Amended and Restated 1999 Incentive Plan for Outside Directors.	8-K	10.1	February 25, 2020	001-14649

10.2***	Change-in-Control Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.3***	Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

31.1*	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith
**	Furnished herewith
***	Management contract or compensatory plan or agreement