Form 10-Q
period 2020-09-30
TREX CO INC
filed 2020-11-02
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 20, 2020 was 115,787,185 shares.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TREX	New York Stock Exchange

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$231,502	$194,551	$652,545	$580,575
Cost of sales	146,538	112,120	385,479	345,334

Gross profit	84,964	82,431	267,066	235,241
Selling, general and administrative expenses	28,027	27,409	91,598	93,281

Income from operations	56,937	55,022	175,468	141,960
Interest income, net	(208)	(744)	(801)	(801)

Income before income taxes	57,145	55,766	176,269	142,761
Provision for income taxes	14,435	13,790	43,938	33,520

Net income	$42,710	$41,976	$132,331	$109,241

Basic earnings per common share	$0.37	$0.36	$1.14	$0.94

Basic weighted average common shares outstanding	115,773,030	116,802,366	115,921,463	116,952,860

Diluted earnings per common share	$0.37	$0.36	$1.14	$0.93

Diluted weighted average common shares outstanding	116,134,623	117,211,452	116,280,807	117,413,920

Comprehensive income	$42,710	$41,976	$132,331	$109,241

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,081	$148,833
Accounts receivable, net	253,416	78,462
Inventories	51,581	56,106
Prepaid expenses and other assets	17,822	19,803

Total current assets	342,900	303,204
Property, plant and equipment, net	260,519	171,300
Goodwill and other intangible assets, net	73,770	74,084
Operating lease assets	37,056	40,049
Other assets	3,990	3,602

Total assets	$718,235	$592,239

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,345	$15,227
Accrued expenses and other liabilities	71,164	58,265
Accrued warranty	5,600	5,178

Total current liabilities	110,109	78,670
Operating lease liabilities	30,182	34,242
Non-current accrued warranty	24,049	20,317
Deferred income taxes	9,831	9,831
Other long-term liabilities	—	4

Total liabilities	174,171	143,064

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,563,175 and 140,374,926 shares issued and 115,785,673 and 116,481,442 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,406	1,404
Additional paid-in capital	124,923	123,294
Retained earnings	694,010	561,680
Treasury stock, at cost, 24,777,502 and 23,893,484 shares at September 30, 2020 and December 31, 2019, respectively	(276,275)	(237,203)

Total stockholders’ equity	544,064	449,175

Total liabilities and stockholders’ equity	$718,235	$592,239

See Notes to
Condensed
Consolidated Financial Statements (
Unaudited
).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net income	—	—	—	42,402	—	—	42,402
Employee stock plans	32,772	—	299	—	—	—	299
Shares withheld for taxes on awards	(76,284)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	152,408	—	2,775	—	—	—	2,775
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,072)	(39,072)

Balance, March 31, 2020	115,706,320	$1,404	$122,512	$604,082	24,777,502	$(276,275)	$451,723
Net income	—	—	—	47,218	—	—	47,218
Employee stock plans	16,412	—	391	—	—	—	391
Shares withheld for taxes on awards	(24,786)	—	(1,199)	—	—	—	(1,199)
Stock-based compensation	58,060	1	1,527	—	—	—	1,528

Balance, June 30, 2020	115,756,006	$1,405	$123,231	$651,300	24,777,502	$(276,275)	$499,661
Net income	—	—	—	42,710	—	—	42,710
Employee stock plans	6,559	—	390	—	—	—	390
Shares withheld for taxes on awards	(4,486)	—	(313)	—	—	—	(313)
Stock-based compensation	27,594	1	1,615	—	—	—	1,616

Balance, September 30, 2020	115,785,673	$1,406	$124,923	$694,010	24,777,502	$(276,275)	$544,064

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	117,103,306	$1,400	$123,524	$416,942	22,893,366	$(198,903)	$342,963
Net income	—	—	—	31,555	—	—	31,555
Employee stock plans	48,944	—	302	—	—	—	302
Shares withheld for taxes on awards	(148,020)	—	(5,727)	—	—	—	(5,727)
Stock-based compensation	320,718	1	2,793	—	—	—	2,794
Repurchases of common stock	(249,978)	—	—	—	249,978	(8,730)	(8,730)

Balance, March 31, 2019	117,074,970	$1,401	$120,892	$448,497	23,143,344	$(207,633)	$363,157
Net income	—	—	—	35,710	—	—	35,710
Employee stock plans	29,810	—	257	—	—	—	257
Shares withheld for taxes on awards	(38,348)	—	(1,254)	—	—	—	(1,254)
Stock-based compensation	64,278	—	2,125	—	—	—	2,125
Repurchases of common stock	(250,302)	—	—	—	250,302	(8,462)	(8,462)

Balance, June 30, 2019	116,880,408	$1,401	$122,020	$484,207	23,393,646	$(216,095)	$391,533
Net income	—	—	—	41,976	—	—	41,976
Employee stock plans	52,324	1	158	—	—	—	159
Shares withheld for taxes on awards	(9,444)	—	(963)	—	—	—	(963)
Stock-based compensation	34,618	—	926	—	—	—	926
Repurchases of common stock	(249,960)	—	—	—	249,960	(10,081)	(10,081)

Balance, September 30, 2019	116,707,946	$1,402	$122,141	$526,183	23,643,606	$(226,176)	$423,550

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$132,331	$109,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,450	10,477
Stock-based compensation	5,919	5,844
(Gain) loss on disposal of property, plant and equipment	(138)	90
Other non-cash adjustments	(28)	(372)
Changes in operating assets and liabilities:
Accounts receivable	(174,954)	(26,225)
Inventories	4,525	13,878
Prepaid expenses and other assets	(694)	2,129
Accounts payable	14.447	(6,443)
Accrued expenses and other liabilities	13,286	(10,262)
Income taxes receivable/payable	5,370	629

Net cash provided by operating activities	12,514	98,986

Investing Activities
Expenditures for property, plant and equipment	(99,696)	(36,926)
Proceeds from sales of property, plant and equipment	2,150	21

Net cash used in investing activities	(97,546)	(36,905)

Financing Activities
Borrowings under line of credit	235,000	89,500
Principal payments under line of credit	(235,000)	(89,500)
Repurchases of common stock	(44,437)	(35,216)
Financing costs	(361)	—
Proceeds from employee stock purchase and option plans	1,078	718

Net cash used in financing activities	(43,720)	(34,498)

Net (decrease) increase in cash and cash equivalents	(128,752)	27,583
Cash and cash equivalents, beginning of period	148,833	105,699

Cash and cash equivalents, end of period	$20,081	$133,282

Supplemental Disclosure:
Cash paid for interest	$155	$321
Cash paid for income taxes, net	$38,567	$32,872
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2020 and 2019
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
The unaudited consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. As of the date of this report, the Company has not experienced any material disruptions to its operations, production or its supply chain and has not experienced any material reduction in demand for its products due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation due to the continuation of the outbreak and any future measures that may be taken to contain the spread of the virus. In addition, the extent and duration of the economic fallout from
COVID-19
remains unclear. The Company is actively managing its business to respond to the impact, such as engaging with its distributor network regarding market demand, ongoing communications with its suppliers, and continuing to ensure the safety of its employees. The Company will continue to evaluate the nature and extent of the impact to its business and consolidated results of operations and financial condition.
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
In March 2020, the FASB issued ASU
No. 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$32,691	$42,281
Raw materials	36,515	31,686

Total FIFO (first-in, first-out) inventories	69,206	73,967
Reserve to adjust inventories to LIFO value	(19,062)	(19,062)

Total LIFO inventories	$50,144	$54,905

The Company utilizes the LIFO method of accounting to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of September 30, 2020, management estimates that interim inventory balances will be replenished by year-end
and there were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2020.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.4 million at September 30, 2020 and $1.2 million at December 31, 2019, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting to its Trex Commercial architectural railing and staging system products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Revenues in excess of billings	$8,838	$8,282
Prepaid expenses	6,407	6,664
Contract retainage	2,277	1,832
Income tax receivable	—	2,675
Other	300	350

Total prepaid expenses and other assets	$17,822	$19,803

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at September 30, 2020 and December 31, 2019 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names. At September 30, 2020 and December 31, 2019, intangible assets were $6.3 million and accumulated amortization was $1.0 million and $0.7 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2020 was $0.3 million

and

for the nine-months ended

September 30, 2019 was $0.3 million.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Sales and marketing	$32,645	$28,402
Compensation and benefits	14,485	13,475
Operating lease liabilities	7,961	7,079
Manufacturing costs	3,309	2,564
Customer deposits	3,179	2,905
Income taxes	2,696	—
Billings in excess of revenues	1,498	816
Other	5,391	3,024

Total accrued expenses and other liabilities	$71,164	$58,265

9.	DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $300 million at September 30, 2020.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the nine months ended September 30, 2020 and September 30, 2019, total operating lease expense was $6.3 million and $6.3 million, respectively. The weighted average remaining lease term at September 30, 2020 and December 31, 2019 was 5.7 years and 6.5 years, respectively. The weighted average discount rate at September 30, 2020 and December 31, 2019 was 3.51% and 3.66%, respectively.
The following table includes supplemental cash flow information for the nine months ended September 30, 2020 and September 30, 2019 and supplemental balance sheet information at September 30, 2020 and December 31, 2019 related to operating leases (in thousands):

	Nine Months Ended
Supplemental cash flow information	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6,506	$6,356
Operating ROU assets obtained in exchange for lease liabilities	$2,254	$855

Supplemental balance sheet information	September 30, 2020	December 31, 2019
Operating lease ROU assets	$37,056	$40,049

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,961	$7,079
Operating lease liabilities	30,182	34,242

Total operating lease liabilities	$38,143	$41,321

The following table summarizes maturities of operating lease liabilities at September 30, 2020 (in thousands):

Maturities of operating lease liabilities
2020	$2,301
2021	9,024
2022	7,155
2023	6,553
2024	6,224
Thereafter	11,078

Total lease payments	42,335
Less imputed interest	(4,192)

Total operating lease liabilities	$38,143

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income available to common shareholders	$42,710	$41,976	$132,331	$109,241

Denominator:
Basic weighted average shares outstanding	115,773,030	116,802,366	115,921,463	116,952,860
Effect of dilutive securities:
Stock appreciation rights and options	202,113	230,350	187,767	266,060
Restricted stock	159,480	178,736	171,577	195,000

Diluted weighted average shares outstanding	116,134,623	117,211,452	116,280,807	117,413,920

Basic earnings per share	$0.37	$0.36	$1.14	$0.94

Diluted earnings per share	$0.37	$0.36	$1.14	$0.93

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock appreciation rights	390	46,844	19,415	40,514
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. As of September 30, 2020, the Company has repurchased 2.8 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
 On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program.
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
Stock Split
On July 29, 2020, the Company’s Board of Directors approved a two-for-one stock split of the Company’s common stock, par value, $
0.01. The stock split was in the form of a stock dividend distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The stock split entitled each stockholder to receive one additional share of common stock for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

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

Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $60.1 million as of September 30, 2020. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months and nine months ended September 30, 2020 and 2019, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended September 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$218,435	$—	$218,435
Products transferred over time and fixed price contracts	—	13,067	13,067

	$218,435	$13,067	$231,502

Nine Months Ended September 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$614,187	$—	$614,187
Products transferred over time and fixed price contracts	—	38,358	38,358

	$614,187	$38,358	$652,545

Three Months Ended September 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$182,775	$—	$182,775
Products transferred over time and fixed price contracts	—	11,776	11,776

	$182,775	$11,776	$194,551

Nine Months Ended September 30, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$541,722	$—	$541,722
Products transferred over time and fixed price contracts	—	38,853	38,853

	$541,722	$38,853	$580,575

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated

by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 25,680,000 and as of September 30, 2020, the total number of shares available for future issuance is 11,262,482.
The following table summarizes the Company’s stock-based compensation grants for the nine months ended
September
30, 2020:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	54,126	$53.87
Performance-based restricted stock units (a)	78,404	$39.60
Stock appreciation rights	43,830	$50.39

(a)
Includes 54,024 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2020, and adjustments of (5,124), 6,058 and 23,446 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2019, 2018, and 2017, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2020 and 2019 the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Weighted-average fair value of grants	$17.81	$14.78
Dividend yield	0%	0%
Average risk-free interest rate	1.3%	2.5%
Expected term (years)	5	5
Expected volatility	38.3%	39.1%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock appreciation rights	$99	$82	$548	$580
Time-based restricted stock and restricted stock units	663	602	2,590	3,057
Performance-based restricted stock and restricted stock units	774	162	2,471	2,045
Employee stock purchase plan	79	80	310	162

Total stock-based compensation	$1,615	$926	$5,919	$5,844

Total unrecognized compensation cost related to unvested awards as of September 30, 2020 was $6.7 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the nine months ended September 30, 2020 and 2019 was 24.9% and 23.5%, respectively, which resulted in expense of $43.9 million and $33.5 million, respectively. The increase of 1.4% in the effective tax rate was primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.

During the nine months ended September 30, 2020 and 2019, the Company realized $1.4 million and $3.3 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2020, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
In response to
COVID-19,
Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) on March 27, 2020. The CARES Act provides numerous tax provisions and other stimulus measures, including deferring the due dates of certain tax payment requirements, including the employer portion of the Social Security tax, and the creation of certain refundable employee retention credits. The Company evaluated the impact on its consolidated financial statements and determined that as of September 30, 2020, the CARES Act did not have a material impact on its consolidated financial condition or results of operations and the Company did not receive any financial assistance under the CARES Act or similar programs.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2020, for certain tax jurisdictions tax years 2016 through 2019 remain subject to examination. The Company’s returns filed with the states of Michigan and Utah for the tax years 2016 through 2018 are currently under examination. No material adjustments are expected as a result of the audit. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three and nine months ended September 30, 2020 and 2019 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$218,435	$13,067	$231,502	$182,775	$11,776	$194,551
Net income	$42,225	$485	$42,710	$41,381	$595	$41,976
EBITDA	$60,619	$853	$61,472	$57,639	$970	$58,609
Depreciation and amortization	$4,326	$209	$4,535	$3,422	$165	$3,587
Income tax expense	$14,276	$159	$14,435	$13,580	$210	$13,790
Capital expenditures	$36,887	$197	$37,084	$17,766	$99	$17,865
Total assets	$624,904	$93,331	$718,235	$482,825	$87,945	$570,770

Reconciliation of Net Income to EBITDA:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$42,225	$485	$42,710	$41,381	$595	$41,976
Interest income, net	(208)	—	(208)	(744)	—	(744)
Income tax expense	14,276	159	14,435	13,580	210	13,790
Depreciation and amortization	4,326	209	4,535	3,422	165	3,587

EBITDA	$60,619	$853	$61,472	$57,639	$970	$58,609

Segment Data:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$614,187	$38,358	$652,545	$541,722	$38,853	$580,575
Net income	$129,157	$3,174	$132,331	$107,859	$1,382	$109,241
EBITDA	$183,064	$4,854	$187,918	$150,058	$2,282	$152,340
Depreciation and amortization	$11,855	$595	$12,450	$9,947	$433	$10,380
Income tax expense	$42,853	$1,085	$43,938	$33,046	$474	$33,520
Capital expenditures	$98,913	$783	$99,696	$35,584	$1,342	$36,926
Total assets	$624,904	$93,331	$718,235	$482,825	$87,945	$570,770
Reconciliation of Net Income to EBITDA:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$129,157	$3,174	$132,331	$107,859	$1,382	$109,241
Interest income, net	(801)	—	(801)	(794)	(7)	(801)
Income tax expense	42,853	1,085	43,938	33,046	474	33,520
Depreciation and amortization	11,855	595	12,450	9,947	433	10,380

EBITDA	$183,064	$4,854	$187,918	$150,058	$2,282	$152,340

17.	SEASONALITY
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
The number of incoming claims received in the nine months ended September 30, 2020, was higher than the number of claims received in the nine months ended September 30, 2019 and exceeded the Company’s expectations for the current year. Prior to 2020, the number of incoming claims received declined each year since 2009. After evaluating the rise in

incoming claims in its actuarial analysis, the Company increased its estimate of the number of future claims to be settled with payment. Average cost per claim experienced in the nine months ended September 30, 2020 was lower than that experienced in the nine months ended September 30, 2019 but higher than the Company’s expectations for the current year.
The Company estimates that average cost per claim will increase in future years, primarily due to inflation.
As a result of the increase in estimated future claims and expected rise in future average cost per claim, in the three-month
period ended September 30, 2020, the Company recorded a provision of $6.5 million to its warranty reserve for the future settlement of surface flaking claims. The Company believes its reserve at September 30, 2020 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will decline over time and that the average cost per claim will increase, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.2 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Nine Months Ended September 30, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	6,479	1,932	8,411
Settlements made during the period	(3,078)	(1,178)	(4,256)

Ending balance, September 30	$22,425	$7,224	$29,649

	Nine Months Ended September 30, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	1,571	1,571
Settlements made during the period	(4,027)	(1,004)	(5,031)

Ending balance, September 30	$19,924	$7,370	$27,294

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
These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19;
and material adverse impacts related to labor shortages or increases in labor costs.
OVERVIEW
COVID-19:
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic has increased the level of volatility and uncertainty globally and has created macroeconomic disruption. We are actively managing our business to respond to this health crisis and we continue to evaluate the nature and extent of its impact. As of the date of this report, we continue to operate at output levels similar to those prior to the
COVID-19
pandemic, and the pandemic did not have a material adverse effect on our business, results of operations, cash flows or financial condition. We have not experienced any material disruptions to our operations, production or our supply chain, and have not experienced any material reduction in demand for our products due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation due to the continuation of the outbreak and any future measures that may be taken to contain the spread of the virus. In addition, the extent and duration of the economic fallout from
COVID-19
remains unclear. We are actively managing our business to respond to the impact, such as engaging with our distributor network regarding market demand, ongoing communications with our suppliers, and continuing to ensure the safety of our employees. Our commitment to stakeholders is to take the appropriate actions to ensure the safety and well-being of our employees and partners, comply with any governmental orders relating to
COVID-19,
which may result in a period of disruption to our business, while at the same time leveraging our strengths and ensuring financial flexibility.
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
Operations and Products:
Trex Company, Inc. currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). Refer to Note 16,
Segments
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on Form
10-Q
for additional information. The Company is focused on using renewable resources within both our Trex Residential and Trex Commercial segments.
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

Highlights for the three months ended September 30, 2020:

•	Increase in net sales of 19%, or $37.0 million, to $231.5 million for the three months ended September 30, 2020 compared to $194.6 million for the three months ended September 30, 2019.

•	Increase in gross profit of 3.1%, or $2.5 million, to $85.0 million for the three months ended September 30, 2020 compared to $82.4 million for the three months ended September 30, 2019.

•
Increase in net income to $42.7 million, or $0.37 per diluted share, for the three months ended September 30, 2020 compared to $42.0 million, or $0.36 per diluted share, for the three months ended September 30, 2019.

•
Capital expenditures of $37.1 million, primarily to increase production capacity at the Trex Residential facilities in Virginia and Nevada and for cost reduction initiatives and other production improvements.

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
The number of incoming claims received in the nine months ended September 30, 2020 was higher than the number of claims received in the nine months ended September 30, 2019 and exceeded our expectations for the current year. Prior to 2020, the number of incoming claims received declined each year since 2009. After evaluating the rise in incoming claims in our actuarial analysis, we increased our estimate of the number of future claims to be settled with payment. Average cost per claim experienced in the nine months ended September 30, 2020 was lower than that experienced in the nine months ended September 30, 2019 but higher than expectations for the current year. We estimate that average cost per claim will increase in future years, primarily due to inflation.
As a result of the increase in estimated future claims and expected rise in future average cost per claim, in the three-month period ended September 30, 2020, we recorded a provision of $6.5 million to the warranty reserve for the future settlement of surface flaking claims. We believe the reserve at September 30, 2020 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on Form
10-Q
for additional information.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2020	2019
Claims open, beginning of period	1,724	2,021
Claims received (1)	1,263	1,184
Claims resolved (2)	(1,042)	(1,239)

Claims open, end of period	1,945	1,966

Average cost per claim (3)	$3,396	$3,475

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
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
RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2020 (2020 quarter) compared to the three months ended September 30, 2019 (2019 quarter), and for the nine months ended September 30, 2020 (2020 nine-month period) compared to the nine months ended September 30, 2019 (2019 nine-month period).
Three Months Ended September 30, 2020 Compared To The Three Months Ended September 30, 2019
Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$231,502	$194,551	$36,951	19.0%
Trex Residential net sales	$218,435	$182,775	$35,660	19.5%
Trex Commercial net sales	$13,067	$11,776	$1,291	11.0%
Total net sales increased by 19% in the 2020 quarter compared to the 2019 quarter reflecting a 19.5% increase in Trex Residential net sales and an 11% increase in Trex Commercial net sales. The increase in Trex Residential net sales was substantially all due to volume growth of our residential decking and railing products, resulting from strong demand for our outdoor living products, a strong residential repair and remodeling sector and our initiatives to accelerate conversion from wood. The increase in Trex Commercial net sales during the 2020 quarter was primarily due to underlying growth in the commercial segment.
Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$146,538	$112,120	$34,418	30.7%
% of total net sales	63.3%	57.6%
Gross profit	$84,964	$82,431	$2,533	3.1%
Gross margin	36.7%	42.4%
Gross profit as a percentage of net sales, gross margin, was 36.7% in the 2020 quarter compared to 42.4% in the 2019 quarter. Gross margin for Trex Residential and Trex Commercial was 37.4% and 24.4%, respectively, in the 2020 quarter compared to 43.4% and 26.5%, respectively, in the 2019 quarter. Excluding a $6.5 million provision to the Trex Residential legacy warranty reserve, gross margin was 39.5% for the 2020 quarter period compared to 42.4% in the 2019 quarter. This charge related to the surface flaking issue that affected a portion of products produced at our Nevada plant before 2007. In addition to the warranty reserve provision, gross margin was unfavorably impacted by increased labor costs related to our announced capacity expansion program,
COVID-19
management and depreciation due to capital expansion expenditures, partially offset by favorable material costs due to managing our Enhance profile to the lower weight target.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$28,027	$27,409	$618	2.3%
% of total net sales	12.1%	14.1%
Selling, general and administrative expenses in the 2020 quarter were comparable to those in the 2019 quarter. The increase in selling, general and administrative expenses was primarily the result of higher operating expenses offset by lower branding.
Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$14,435	$13,790	$645	4.7%
Effective tax rate	25.3%	24.7%
The effective tax rate for the 2020 quarter of 25.3% was relatively unchanged with an increase of 0.6% compared to the effective tax rate of 24.7% for the 2019 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$42,225	$485	$42,710
Interest income, net	(208)	—	(208)
Income tax expense	14,276	159	14,435
Depreciation and amortization	4,326	209	4,535

EBITDA	$60,619	$853	$61,472

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

	Three Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$41,381	$595	$41,976
Interest income, net	(744)	—	(744)
Income tax expense	13,580	210	13,790
Depreciation and amortization	3,422	165	3,587

EBITDA	$57,639	$970	$58,609

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$61,472	$58,609	$2,863	4.9%
Trex Residential EBITDA	$60,619	$57,639	$2,980	5.2%
Trex Commercial EBITDA	$853	$970	$(117)	(12.1)%
Total EBITDA increased 4.9% to $61.5 million for the 2020 quarter compared to $58.6 million for the 2019 quarter. The increase was driven by a 5.2% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales. The increase was offset by the decrease in Trex Commercial EBITDA related to a decrease in gross margin. Excluding the impact of the $6.5 million surface flaking reserve, the growth in EBITDA was 15.9%.
Nine Months Ended September 30, 2020 Compared To The Nine Months Ended September 30, 2019
Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$652,545	$580,575	$71,970	12.4%
Trex Residential net sales	$614,187	$541,722	$72,465	13.4%
Trex Commercial net sales	$38,358	$38,853	$(495)	(1.3)%
The 12.4% increase in total net sales in the 2020 nine-month period compared to the 2019 nine-month period was primarily due to increased net sales at Trex Residential. The increase of 13.4% in Trex Residential net sales during the 2020 nine-month period was substantially all due to volume growth, resulting from the strong broad-based demand for our outdoor living products, positive momentum in the residential repair and remodeling sector and our initiatives to expand our addressable market and accelerate conversion from wood.
Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$385,479	$345,334	$40,145	11.6%
% of total net sales	59.1%	59.5%
Gross profit	$267,066	$235,241	$31,825	13.5%
Gross margin	40.9%	40.5%
Gross profit as a percentage of net sales, gross margin, was 40.9% in the 2020 nine-month period, comparable to 40.5% in the 2019 nine-month period. Gross margin for Trex Residential and Trex Commercial in the 2020 nine-month period were 41.6% and 29.6%, respectively, compared to 41.8% and 22.6%, respectively, in the 2019 nine-month period. Excluding a $6.5 million provision to the Trex Residential legacy warranty reserve, gross margin was 41.9% for the 2020 nine-month period compared to 40.5% in the 2019 nine-month period. This charge related to the surface flaking issue that affected a portion of products produced at our Nevada plant before 2007. Gross margin was favorably impacted by the non-recurrence
of Enhance

startup costs in 2019 experienced at Trex Residential in the 2019 nine-month period. Also, an increase in gross margin at Trex Commercial, primarily due to
non-recurrence
of legacy low margin contracts coupled with a mix of higher margin contracts in the 2020 nine-month period, and initiatives aimed at improving project estimating, project management, and manufacturing cost savings, contributed to the increase in gross margin.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$91,598	$93,281	$(1,683)	(1.8)%
% of total net sales	14.0%	16.1%
The $1.7 million decrease in selling, general and administrative expenses in the 2020 nine-month period compared to the 2019 nine-month period was primarily driven by disciplined branding and advertising spending, which decreased by $4.4 million during the 2020 nine-month period, as the effects of
COVID-19
played out during the second and third quarters. The decreases were offset by increases in personnel related expenses of $1.2 million and a net increase in information technology and other operating expenses of $2.3 million.
Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$43,938	$33,520	$10,418	31.1%
Effective tax rate	24.9%	23.5%
The effective tax rate for the 2020 nine-month period increased by 1.4% compared to the effective tax rate for the 2019 nine-month period primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Nine Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$129,157	$3,174	$132,331
Interest income, net	(801)	—	(801)
Income tax expense	42,853	1,085	43,938
Depreciation and amortization	11,855	595	12,450

EBITDA	$183,064	$4,854	$187,918

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

	Nine Months Ended September 30, 2019
	Trex Residential	Trex Commercial	Total
Net income	$107,859	$1,382	$109,241
Interest income, net	(794)	(7)	(801)
Income tax expense	33,046	474	33,520
Depreciation and amortization	9,947	433	10,380

EBITDA	$150,058	$2,282	$152,340

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$187,918	$152,340	$35,578	23.4%
Trex Residential EBITDA	$183,064	$150,058	$33,006	22.0%
Trex Commercial EBITDA	$4,854	$2,282	$2,572	112.7%
Total EBITDA increased 23.4% to $187.9 million for the 2020 nine-month period compared to $152.3 million for the 2019 nine-month period. The increase was primarily driven by a 22% increase in Trex Residential EBITDA due to volume growth in net sales and by a $2.6 million increase in Trex Commercial EBITDA primarily related to an increase in gross margin. Excluding the impact of the $6.5 million surface flaking reserve, the growth in EBITDA was 27.6%.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At September 30, 2020 we had $20.1 million of cash and cash equivalents.
Sources and Uses of Cash
. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$12,514	$98,986
Net cash used in investing activities	(97,546)	(36,905)
Net cash used in financing activities	(43,720)	(34,498)

Net (decrease) increase in cash and cash equivalents	$(128,752)	$27,583

Operating Activities
Cash provided by operations was $12.5 million during the 2020 nine-month period compared to cash provided by operations of $99.0 million during the 2019 nine-month period. The use of cash flows in operations was primarily due to higher working capital investment in accounts receivable as a result of the timing of sales within the period and related payment discounts offered to our Trex Residential decking and railing customers. Substantially all of the accounts receivable balance at September 30, 2020, will be collected in the fourth quarter. The decrease in cash flows from operating activities was offset primarily by increased net income and increases in accounts payable and accrued expenses.
Investing Activities
Capital expenditures in the 2020 nine-month period were $99.7 million, consisting primarily of $82 million for capacity expansion at our Virginia and Nevada facilities and $12.5 million for general plant cost reduction initiatives and other production improvements.

Financing Activities
Net cash used in financing activities was $43.7 million in the 2020 nine-month period primarily for repurchases of our common stock of $44.4 million.
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
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. As of September 30, 2020, the Company has repurchased 2.8 million shares of the Company’s outstanding common stock under the Stock Repurchase Program. On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program.
Stock Split.
On July 29, 2020, the Company’s Board of Directors approved a two-for-one
stock split of the Company’s common stock, par value, $0.01. The stock split was in the form of a stock dividend distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The stock split entitled each stockholder to receive one additional share of common stock for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At September 30, 2020, we had no outstanding indebtedness under the revolving credit facilities and borrowing capacity under the facilities of $300 million.
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
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
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
Inventory in Distribution Channels. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at September 30, 2020 compared to inventory levels at September 30, 2019.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2019. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2020.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on this evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A.    Risk Factors
The Company’s business, financial condition, results of operations and cash flows are subject to various risks which could cause actual results to vary from recent results or from anticipated future results. Other than the supplemental risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I - Item 1A, Risk Factors of our Form
10-K
for the year ended December 31, 2019.

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

We continue to monitor the outbreak of
COVID-19
and evaluate its impact on our business, including new information as it emerges concerning its severity and the continuation and possible escalation of new cases, and any actions to prevent, contain or treat it, among others. These developments are constantly evolving and cannot be accurately predicted. The extent to which
COVID-19
may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Currently, we continue to operate at output levels similar to those prior to the
COVID-19
pandemic, and the pandemic has not had a material adverse effect on our business, results of operations, cash flows or financial condition. We are actively managing our business to respond to the impact, such as engaging with our distributor network regarding market demand, ongoing communications with our suppliers, and continuing to ensure the safety of our employees.

Risk	Discussion

Description:

Labor shortages or increases in labor costs could adversely impact our business and results of operations.

Impact:

If we are not successful in our recruiting and retention efforts, we could encounter a shortage of qualified employees in future periods. Any such shortage would decrease our ability to produce sufficient quantities of our product to serve our customers effectively. Such a shortage may also require us to pay higher wages for employees and incur a corresponding reduction in our profitability.

Labor is a key component of our production process. We rely heavily on our employees and any shortage of qualified labor could adversely affect our business. Our success is dependent upon recruiting qualified employees to manufacture our product. Our future success depends on, among other things, our ability to identify, attract, hire, train, retain and motivate operational personnel on a timely basis as we continue our pace of growth. Further, improvements in the economy and labor markets could impact our ability to attract and retain key personnel.

We foster the development and engagement of our employees, and our compensation, incentive and benefit packages encourage retention of our employees and aid in our ability to attract personnel.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2020 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2020 – July 31, 2020	4,486	$69.67	—	8,797,222
August 1, 2020 – August 31, 2020	—	—	—	8,797,222
September 1, 2020 – September 30, 2020	—	—	—	8,797,222

Quarterly period ended September 30, 2020	4,486		—

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company did not purchase any shares under the Stock Repurchase Program during the three months ended September 30, 2020.

On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program, primarily due to the stability and growth of the Company’s business and the industry segment in which the Company operates.

Item 5.    Other Information
Stock Split
On July 29, 2020, the Company’s Board of Directors approved a two-for-one
stock split of the Company’s common stock, par value, $0.01. The stock split was in the form of a stock dividend distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The stock split entitled each stockholder to receive one additional share of common stock for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split. The Company amended the Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan (Plan) to adjust the aggregate number of shares of stock available for issuance under Plan to reflect the two-for-one
stock split.
Item 6.    Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 2, 2020	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6	Amended and Restated By-Laws of Trex Company, Inc.	8-K	3.2	May 1, 2019	001-14649

4.1	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.2	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.3	Note dated November 5, 2019 payable by the Company to Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.4	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.5	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company (Truist Bank)	8-K	4.5	November 6, 2019	001-14649

Incorporated by reference
Exhibit No.	Description	Form	Exhibit	Filing Date	File No.

4.6	Note dated May 26, 2020 payable by the Company to Regions Bank	8-K	4.6	May 28, 2020	001-14649

4.7	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

10.1***	Amended and Restated 1999 Incentive Plan for Outside Directors.	8-K	10.1	February 25, 2020	001-14649

10.2***	Change-in-Control Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.3***	Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

10.4* ***	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan.

31.1*	Certification of Chief Executive Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Trex Company, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith
**	Furnished herewith
***	Management contract or compensatory plan or agreement