Form 10-K
period 2020-12-31
TREX CO INC
filed 2021-02-22
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell Company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates
of the registrant at June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.5 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s common stock outstanding on January 29, 2021 was 115,799,503.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2021 Annual Meeting of Stockholders	Part III

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
EXPLANATORY NOTE:
On July 29, 2020, the Board of Directors of the Company approved a two-for-one
stock split of the Company’s common stock, par value $0.01. The stock split was in the form of a stock dividend distributed on September 14, 2020, to stockholders of record at the close of business on August 19, 2020. The stock split entitled each stockholder to receive one additional share of common stock, par value $0.01, for each share they held as of the record date. All common stock share and per share data for all periods presented in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split.

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
General
Trex Company, Inc. (Company, we, us or our), was incorporated as a Delaware corporation in 1998. The Company is the world’s largest manufacturer of composite decking and railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. In addition, Trex is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540)
542-6300.
Products
Operations and Products:
The Company currently operates in two reportable segments: Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial).
Trex Residential
is the world’s largest manufacturer of high-performance,
low-maintenance
wood-alternative composite decking and railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, railing, fencing, and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of waste polyethylene plastic film in North America. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking and Accessories
Our principal decking products are Trex Transcend
®
, Trex Select
®
, and Trex Enhance
®
. In addition, our Trex Transcend decking product can also be used as cladding. Our high-performance, low-maintenance,
eco-friendly
composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture ™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape ®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex Pergola ™	Pergolas made from low maintenance cellular PVC product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks ™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex Cornhole ™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo ® Trex Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs ™ and Structural Steel Posts	A staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage	Outdoor kitchens, cabinetry and storage manufactured and sold by Danver Stainless Outdoor Kitchens.
Trex Outdoor Fire & Water ™	A line of outdoor fire features, water elements and decorative planters manufactured by Custom Molded Products, LLC.
Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. Trex Commercial designs and engineers custom railing solutions, which are prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems, which target commercial and high-rise applications, and portable staging equipment for the performing arts, sports, and event production and rental market. Trex Commercial has a team of devoted engineers and an industry-leading reputation for quality and dedication to customer service.

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

Customers and Distribution
Trex Residential:
Wholesale Distributors/Retail Lumber Dealers
. We generate most of our sales for our composite decking and railing products through our wholesale distribution network by selling Trex Residential products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex Residential products, contractor training, inventory commitment and point-of-sale
display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two distributors within a specified area to sell only Trex Residential decking products on an exclusive basis. The distributor purchases our products at prices in effect at the time we ship the product to the distributor.
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
In the years ended December 31, 2020, 2019, and 2018 sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2020, three customers of Trex Residential represented approximately 56% of the Company’s total net sales. For the year ended December 31, 2019, three customers of Trex Residential represented approximately 57% of the Company’s total net sales. For the year ended December 31, 2018, two customers of Trex Residential represented approximately 42% of the Company’s total net sales.
Trex Commercial:
We sell our modular and architectural railing and staging systems to the commercial and multifamily market, including sports stadiums and performing arts venues, primarily to facility owners and general contractors throughout the country. We market these products through our direct sales staff, independent sales representatives, and bidding on projects.
We are committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. Our Vendor and Customer Code of Conduct and Ethics (Code), available at
www.trex.com/our-company,
applies to all parties providing goods and services to the Company, and all channel partners who distribute, sell and/or install our products (collectively, Business Partners). We expect all Business Partners, and all employees, agents and subcontractors to follow our high ethical standards set forth in the Code while they are conducting business with us or on our behalf. In addition, we expect our Business Partners to understand and comply with the Trex Company Code of Conduct and Ethics, available at
www.trex.com/our-company,
to do business with Business Partners who share the same commitment to human rights that we have and as set forth in our Human Rights Policy, available at
www.trex.com/our-company
.
Manufacturing Process
Products manufactured at our Trex Residential manufacturing facilities in Virginia and Nevada are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our eco-friendly
manufacturing process. Products manufactured at our Trex Commercial manufacturing facility in Minnesota are primarily manufactured from aluminum and stainless steel. Our primary manufacturing process for these products involves cutting, machining, welding and finishing. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of certain projects.
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
The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2020, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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
low-maintenance,
eco-friendly
outdoor living products.
Growth Strategies
Our long-term goals are to continue leading the category with beautiful, high-performance, low-maintenance
Trex products, including our outdoor living products, such as composite decking and railing for the residential market and custom-engineered railing systems for the commercial market. To do this, we will increase market share and expand into new product categories and geographic markets through the design, creation and marketing of outdoor living products that offer superior aesthetics and quality and by expanding our sales to the commercial market. Trex Residential will expand its offering of eco-friendly
decking and railing products for a breadth of audiences, whether by converting wood buyers who have not previously considered composite decking or appealing to the most discriminating high-end
homeowners seeking superior aesthetics and quality. Trex Commercial will extend its position as a leading national provider of custom-engineered railing for the commercial and multi-family market, including sports stadiums. Additionally, Trex will continue to explore opportunities that leverage our manufacturing and extrusion expertise and recycling heritage. We intend to employ the following long-term strategies to achieve our goals:

•
Innovation
: Introduce new products that address unmet consumer and trade professional needs. Provide a compelling value proposition through ease of installation, low maintenance, long-term durability and superior aesthetics.

•
Brand
: Expand awareness, preference and commitment for the Trex brand with both consumers and trade professionals. Deliver on the brand’s promise of superior quality, functionality, pleasing aesthetics and overall performance in outdoor living products and custom-engineered railing systems. Leverage omnichannel efforts to extend the Trex brand presence, both nationally and globally.

•
Channels
: Achieve comprehensive market segment and geographic coverage for Trex products by increasing the number of stocking dealers and retailers and expanding our international presence for our eco-friendly
wood-alternative outdoor living products, thereby making our products available wherever our customers choose to purchase their decking or railing , and by continuing to develop our commercial market penetration for our railing systems.

•
Quality
: Continuously advance the quality of all operational and business processes, with the goal of achieving superior product quality and service levels, thereby giving us a sustainable competitive advantage.

•
Cost
: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex residential and commercial products. Investments in polyethylene recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering raw material costs of our outdoor living products. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process.

•	Customer Service : Through our commitment to superior customer service, continually deliver consistently outstanding, personalized service to all customers and prospects in all segments.
Competition
Our primary competition for our composite decking and residential railing products consists of wood products, which constitute a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. A majority of the lumber used in wood decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other segments of wood material for decking include redwood, cedar and tropical hardwoods, such as ipe, teak and mahogany. These products are often significantly more expensive than pressure-treated lumber, but do not eliminate some of the disadvantages of other wood products.
In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include The Azek Company Inc., and Fiberon (a division of Fortune Brands, Inc.).
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
Intellectual property rights may be challenged by third parties and may not exclude competitors from using the same or similar technologies, brands or works. We seek to secure effective rights for our intellectual property but cannot provide assurance that third parties will not successfully challenge, or avoid infringing, our intellectual property rights.

We consider our trademarks to be of material importance to our business plans. The U.S. Patent and Trademark Office has granted us federal registrations for many of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations. We do not generally register any of our copyrights with the U.S. Copyright Office but rely on the protection afforded to such copyrights by the U.S. Copyright Act. This law provides protection to authors of original works, whether published or unpublished, and whether registered or unregistered.
We hold a number of U.S. Patents and U.S. Patent Applications for various technologies. We have one current U.S. Patent for decking technology and five U.S. Patents for various staging systems, accessories and related technologies. We intend to maintain our existing patents in effect until they expire as well as to seek additional patents as we consider appropriate.
We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.
Human Capital
We are committed to furthering our stature as the highest quality, pre-eminent
decking brand in the world, while delivering robust value to our shareholders. As we continue to grow, a differentiating factor continues to be the caliber of our talent. The Company embraces a culture of diverse thinking and perspectives. We strive for this by making human capital a key strategic pillar overseen by the Board of Directors and management.
Our focus is to attract, develop and retain a highly engaged and diverse workforce. We accomplish this through broad and transparent employment branding efforts, competitive and equitable compensation philosophies, proactive employee relations, and by offering a work environment with meaningful career growth opportunities.
At December 31, 2020, Trex Residential employed 1,555 full-time employees and Trex Commercial employed 164 full-time employees. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable, and we have not had any serious complaints or claims over the last three years. Our Human Rights Policy sets forth our values related to working conditions and human rights, and it underscores our philosophy about the way we conduct our business. The policy is available at
www.trex.com/our-company.
We believe that diversity, equity and inclusion enriches our organization, contributes to our long-term value creation, and fosters an environment of creativity and innovative thinking, which will bring forth new ideas and challenge the status quo. The strategy we have developed aims to advance our efforts to increase the diversity of our workforce, while we continue to be a destination workplace for talent and maximize returns to our shareholders.
We believe a diverse candidate or employee is someone who is driven, bold, hard-working, determined and tenacious; embodies our overarching ideals and identity; and who looks, thinks or acts differently than the majority. These differences could be represented by race, ethnicity, gender, or academic and professional backgrounds. When comparing our ethnicity demographics against those in the geographies where we operate, we seek to accurately represent the diversity of our local communities and beyond.
We hired approximately 350 employees over the past year in support of our current expansion efforts and growth at Trex Residential and expect to continue to add additional employees to support our growth. We continue to build our employer brand by accurately and transparently reflecting our work culture to attract candidates. Recent actions include:

•	Developing a recruiting campaign specifically for Spanish-speaking job seekers.

•	Utilizing candidate assessment tools for certain roles to remove potential bias.

•	Leveraging large, diverse recruiting platforms to reach broad audiences.

•	Establishing a new training department focused solely on the training and development of our employees.

•
Launching a new, more robust and engaging careers website designed to attract ideal candidates in a competitive job market, which replaces our previous solo landing page approach with details about our organization, locations, people and benefits.

•	Increasing our employee and employment digital presence across many platforms.
Trex has taken these steps to ensure all employees feel comfortable, and to ensure that we remain an employer of choice, well-known for both innovation and opportunity. All Trex employees will complete live diversity, equity and inclusion training, which addresses valuing differences, communicating inclusively, avoiding harassment and hostile work environment, and resolving unconscious bias.
Our recruitment strategy includes advanced education recruitment and veteran recruitment. We recognize the skills learned through these pursuits align with the skills necessary to be a successful employee, and our active involvement with these recruiting paths offers many opportunities to build partnerships and reach candidate pools at various career stages that are both diverse and geographically varied. The strategy also offers opportunities to partner with organizations that appeal to these talent groups, to increase our employer brand exposure, and to help sustain diversity and recruitment efforts.
Corporate Governance
Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 17, 2020 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at
www.trex.com/our-company.
The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s General Counsel.
Environmental and Occupational Safety
Environmental
The Company’s commitment to managing environmental impact includes developing and offering more sustainable products to the market as well as reducing the environmental impact of its corporate activities. From continuous improvement in its manufacturing practices that reduce the use of energy to making products using industry leading high levels of reclaimed and recycled materials, the Company is able to improve its use of resources, its greenhouse gas emissions, and its waste streams. Our Environmental Policy, located on our web site at
www.trex.com/our-company,
outlines our foundational commitment to conducting business in an ethical and socially responsible manner that respects the environment. Environmental matters relevant to the Company’s operations are the responsibility of members of the executive management team, including the President and Chief Executive Officer, the Senior Vice President and Chief Financial Officer, and the General Counsel.
Trex Residential’s
eco-friendly
composite decking products consist of a blend of 95 percent reclaimed wood and recycled polyethylene film. In addition, Trex Residential’s proprietary, eco-friendly
processing method minimizes greenhouse gas emissions and our bi-coastal
factories reduce fuel consumption and CO
2
emissions. Almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill. In addition, it is Trex Commercial’s goal to provide eco-friendly
products for the architectural railing market and promote an effort for design innovation that decreases the environmental footprint.

The Company’s primary resource usage consists of water, natural gas and electricity. The Company develops budgets and plans that improve shareholder return by ensuring the optimal use of each resource, which promotes resource efficiency and minimal waste of the resource. Water management is of critical importance to us and we prioritize energy savings as part of our ongoing evaluation and optimization of business operations and manufacturing processes. We ensure that all manufacturing facilities meet emission standards for the locality in which they operate and certify to applicable authorities that our emissions are within the relevant locality’s standards.
Market Recognition of Trex Brand’s Environmental Characteristics
The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. In 2020, Trex received the 2020 Sustainability Leadership Award by the Business Intelligence Group, Green Builder Media’s best Brand Index score for the decking category, Green Builder Media’s Readers’ Choice Award for “Greenest Decking” – one of the most respected surveys issued by the publication – for an unprecedented
10-year
streak.
Trex Residential decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high-profile venues. LEED is a point-based system created in part by the U.S. Green Building Council and designed to reward points to building projects that incorporate efficient, and safe eco-friendly
products, leading to a building’s designation as LEED Silver, Gold or Platinum. LEED buildings attract higher demand, premium rates and longer occupancy leases, thereby supporting continued and growing demand for products that can facilitate LEED designations. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.
Trex Commercial railing products also typically contribute to LEED certification points in the Materials and Resources category based on recycled aluminum, steel, stainless steel and glass content.
Occupational Safety
The Company is committed to plan and perform all operations at all facilities in a manner that is safe for its employees, and has adopted an Occupational Health and Safety Policy, located on our web site at
www.trex.com/our-company.
The policy sets forth our commitment to sustaining a compliant and safety conscious work environment. and keeping safety at the forefront of our business. The commitment is based on:

•	A comprehensive understanding of worker expectations and requirements;

•	Compliance to statutory, regulatory and other legal requirements;

•
Prevention considerations in all designs and redesigns of facilities, equipment, processes, work methods and products, and incorporation of safe design methods into all phases of hazard and risk mitigation;

•	Demonstrating employee safety leadership in all processes while striving for world class performance; and

•
Continual improvement by analyzing this commitment through the use of leading and lagging key performance indicators, such as safety observation audit completions, work area audit card completion, attendance at monthly safety training, safety work order completions, and targets related to recordable and lost time incident rates and days away or restricted time.

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
Safety Review (PSSR) that ensures safety items are addressed. A fully empowered Plant Safety Committee performs safety audits and observations, reviews and trends all incidents, writes their own Safety Work Orders, and participates in all PSSRs. Each member is required to successfully complete an Occupational Safety and Health Training course in General Industry Safety and Health, which is sanctioned and accredited by the U.S. Department of Labor/Occupational Safety and Health Administration. In addition, the Company has an Employee Health and Safety Manager who is a Certified Occupational Safety Specialist and Certified Occupational Safety Manager. The Company is a member of the Voluntary Protection Program Participants Association, the National Safety Council, and the National Fire Protection Association.
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
Risks Related to the Distribution and Sale of Our Product

Risk	Discussion

Description

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Impact

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

Description

We may not be able to fully maintain our Trex Residential wholesaler and dealer channels.

Impact

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

Description

Certain of our Trex Residential product customers account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

Impact

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

Description

We have limited ability to project inventory
build-ups
in our Trex Residential distribution channel that can negatively affect our sales in subsequent periods.

Impact

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

Trex Residential sells most of our composite decking and railing products through our network of wholesale distributors who, in turn, sell to retail outlets. The seasonal nature of, and changing conditions in, our industry can result in substantial fluctuations in inventory levels of Trex Residential products carried in our two-step
distribution channel. Because of the seasonal nature of the demand for our products, our distribution channel partners must forecast demand for our products, place orders for the products, and maintain Trex Residential product inventories in advance of the prime deck-building season, which generally occurs in the latter part of the first calendar quarter through the third calendar quarter. Accordingly, our results for the second and third quarters are difficult to predict, and past performance will not necessarily indicate future performance. Inventory levels respond to a number of changing conditions in our industry, including product price increases, increases in the number of competitive producers, the rapid pace of product introduction and innovation, changes in the levels of home-building and remodeling expenditures and the cost and availability of consumer credit.

Risk	Discussion

Description

The demand for our Trex Residential products is negatively affected by adverse weather conditions.

Impact

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

Description

We depend on third parties for transportation services and the lack of availability of transportation and/or increases in cost could materially adversely affect our business and operations.

Impact

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

Description

The demand for our products is influenced by the home improvement and commercial construction markets and could be adversely affected by conditions that negatively impact these markets.

Impact

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

Risks Related to the Manufacture of Our Product

Risk	Discussion

Description

Our Trex Residential business is dependent on consistently producing a product which is available when needed to meet the demands of our customers. As our business grows, we must adjust capacity to meet customer needs and provide increased throughput on our existing capacity.

Impact

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

Description

Our prospects for sales growth and profitability may be adversely affected if we fail to maintain product quality and product performance at an acceptable cost.

Impact

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

Description

Our business is subject to risks in obtaining the raw materials we use at acceptable prices.

Impact

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

Description

Labor shortages or increases in labor costs could adversely impact our business and results of operations.

Impact

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

Labor is one of the primary components of our production process. Our success is dependent upon recruiting qualified employees to manufacture our product. Our future success depends on, among other things, our ability to identify, attract, hire, train, retain and motivate operational personnel on a timely basis as we continue our pace of growth. If we fail to do so, our ability to maintain and grow our business could be adversely impacted. Further, improvements in the economy and labor markets could impact our ability to attract and retain key personnel.

Risk	Discussion

Description

We have significant capital invested in assets that may become obsolete or impaired and result in a charge to our earnings.

Impact

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

Risks Related to the Availability of Capital

Risk	Discussion

Description

Our ability to continue to obtain financing on favorable terms, and the level of any outstanding indebtedness, could adversely affect our financial health and ability to compete.

Impact

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

Risks Related to Other Matters

Risk	Discussion

Description

Our business, results of operations and financial condition may be disrupted and adversely affected by global public health pandemics, including the strain of coronavirus known as
COVID-19.

Impact

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

We continue to monitor the recent outbreak of
COVID-19
and evaluate its impact on our business, including new information as it emerges concerning its severity and the continuation of the outbreak or a new surge in cases, and any actions to prevent, contain or treat it, among others. The extent to which
COVID-19
may impact our business will depend on future developments, which are highly uncertain and cannot be predicted.

Risk	Discussion

Description

Cyberattacks and other security breaches could compromise our proprietary and confidential information which could harm our business and reputation.

Impact

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

In addition, an employee, contractor, competitor, or other third party with whom we do business may attempt to obtain such information and may purposefully or inadvertently cause a breach involving such information.

We also collect limited information on consumers. Although we do not collect any highly sensitive information, there is a risk that a cybersecurity attack could compromise consumer’s names, addresses and other personal information.

Proactive measures that reduce our risk of a cybersecurity incident include:

•   Maintaining cybersecurity insurance to protect against risks related to cyber-attacks and other security breaches.

•   Partnering with an enterprise grade security solutions integrator (SSI) that leverages deep industry expertise to help us build and run holistic cybersecurity programs designed to reduce our overall risk profile. The SSI performs regular audits to evaluate our current security posture and prioritize our improvement plans.

•   Implementing an information security training and compliance program for employees. We test our employees monthly with simulated “phishing” attacks. Additionally, we run annual security awareness video training programs and occasional ad hoc awareness sessions as needed.

Despite these proactive measures, there is no guarantee that these measures will prevent a cybersecurity incident.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose
Corporate Headquarters	39,250 SF	Leased	2025	Virginia	Office Space

Trex Residential	1,806,942 SF	Leased	2021 – 2028	Virginia / Nevada	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	1,202,660 SF / 150 Acres	Owned	N/A	Virginia / Nevada	Manufacturing Facilities, Storage and Office Space

Trex Commercial	142,808 SF	Leased	2022 – 2028	Minnesota	Warehouse, Facility and Office Space
We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2020, we spent a total of $172.8 million on capital expenditures, including $162.9 million related to capacity expansion and general plant cost reduction initiatives, $6.2 million for other production improvements and $1.1 million for general support initiatives. In order to keep pace with demand, in June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The new multi-year capital expenditure program is projected at approximately $200 million through 2021 and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. When completed these investments will increase our Trex Residential production capacity by approximately 70 percent.
For information about our leases, see Note 9 to our Consolidated Financial Statements appearing elsewhere in this report. The equipment and machinery we use in our operations consist principally of plastic and wood conveying and processing equipment. We own all of our manufacturing equipment. We lease some equipment, primarily forklifts, at our facilities under operating leases.

Item 3.	Legal Proceedings.
The Company has lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these lawsuits and claims and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.

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
Issuer Purchases of Equity Securities
The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2020 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2020 – October 31, 2020	—	$—	—	8,797,222
November 1, 2020 – November 30, 2020	5,877	$70.90	—	8,797,222
December 1, 2020 – December 31, 2020	—	$—	—	8,797,222

Quarter ended December 31, 2020	5,877		—

(1)
During the three months ended December 31, 2020, 5,877 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018.

Stockholder Return Performance Graph
The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2015 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2016, 2017, 2018, 2019 and 2020.

Comparison of Cumulative Total Return
Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Trex Company, Inc.	$100.00	$169.30	$284.96	$312.09	$472.56	$880.34
Russell 2000 Index	$100.00	$121.31	$139.08	$123.77	$155.37	$186.38
S&P 600 Building Products	$100.00	$129.78	$156.02	$123.59	$175.73	$221.52
Other Stockholder Matters
As of January 29, 2021, there were approximately 146 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
In 2020, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	Selected Financial Data
The following table presents selected financial data as of December 31, 2020, 2019, 2018, 2017 and 2016 and for each year in the five-year period ended December 31, 2020.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto appearing elsewhere in this report.

	Year Ended December 31, (1)
	2020	2019 (2)	2018	2017 (3)	2016 (4)
	(In thousands, except share and per share data)
Statement of Comprehensive Income Data:
Net sales	$880,831	$745,347	$684,250	$565,153	$479,616
Cost of sales	521,374	438,844	389,356	321,780	292,521

Gross profit	359,457	306,503	294,894	243,373	187,095
Selling, general and administrative expenses	125,822	118,304	118,225	100,993	83,140

Income from operations	233,635	188,199	176,669	142,380	103,955
Interest (income) expense, net	(999)	(1,503)	(192)	461	1,125

Income before income taxes	234,634	189,702	176,861	141,919	102,830
Provision for income taxes	59,003	44,964	42,289	46,791	34,983

Net income	$175,631	$144,738	$134,572	$95,128	$67,847

Basic earnings per share	$1.52	$1.24	$1.15	$0.81	$0.58

Basic weighted average shares outstanding	115,888,859	116,861,194	117,479,340	117,570,236	117,578,236

Diluted earnings per share	$1.51	$1.24	$1.14	$0.81	$0.58

Diluted weighted average shares outstanding	116,252,866	117,315,498	118,134,604	118,301,840	118,450,676

Cash Flow Data:
Cash provided by operating activities	$187,294	$156,352	$138,121	$101,865	$85,293
Cash used in investing activities	(170,658)	(67,244)	(33,733)	(86,789)	(10,202)
Cash used in financing activities	(43,768)	(45,974)	(29,203)	(3,226)	(62,422)

Other Data:
EBITDA (non-GAAP) (5)	$251,575	$202,230	$193,136	$159,110	$118,136

Balance Sheet Data:
Cash and cash equivalents	$121,701	$148,833	$105,699	$30,514	$18,664
Working capital	215,644	224,534	177,450	86,289	54,264
Total assets	770,492	592,239	465,122	326,227	221,430
Total debt	—	—	—	—	—
Total stockholders’ equity	$588,531	$449,175	$342,963	$231,250	$134,161

1)
All common stock share and per share data in the above table are presented on a post-split basis to reflect the two-for-one
stock split of our common stock in the form of a stock dividend distributed on September 14, 2020 to stockholders of record at the close of business on August 19, 2020.

2)
On January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU)
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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Net income	$175,631	$144,738	$134,572	$95,128	$67,847
Interest (income) expense, net	(999)	(1,503)	(192)	461	1,125
Income tax provision	59,003	44,964	42,289	46,791	34,983
Depreciation and amortization	17,940	14,031	16,467	16,730	14,181

EBITDA (non-GAAP)	$251,575	$202,230	$193,136	$159,110	$118,136

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
COVID-19.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic has increased the level of volatility and uncertainty globally and has created macroeconomic disruption. We are actively managing our business to respond to this health crisis, and we continue to evaluate the nature and extent of its impact. As of the date of this report, we continue to operate at output levels similar to those prior to the
COVID-19
pandemic. We have not experienced any material disruptions to our operations, production or our supply chain, and have not experienced any material reduction in demand for our products due to the
COVID-19
pandemic. We experienced $2.3 million and $6.0 million in COVID-19 management costs during the three months and twelve months ended December 31, 2020, respectively, of which $1.9 million and $4.8 million, respectively, were related to higher production costs. These costs reflect measures we implemented to ensure the health and safety of our employees, such as additional cleaning and sterilization of work areas, and additional personnel expenses. Even though a vaccine has been approved, the pandemic remains an evolving situation due to the continuation of the outbreak and any measures taken to contain the spread of the virus. The extent and duration of the economic fallout from
COVID-19
remains unclear. We are actively managing our business to respond to the impact, such as engaging with our distributor network regarding market demand, ongoing communications with our suppliers, and continuing to ensure the safety of our employees. Our commitment to stakeholders is to take the appropriate actions to ensure the safety and well-being of our employees and partners, comply with any governmental orders relating to
COVID-19,
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
Trex Residential
is the world’s largest manufacturer of wood-alternative composite decking and railing products marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high-performance, low maintenance, eco-friendly
products in the decking, railing, fencing and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.
We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories	Trex Transcend ® decking Trex Select ® decking Trex Enhance ® decking Trex Hideaway ® hidden fastening system Trex DeckLighting ™ outdoor lighting system
Railing	Trex Transcend Railing Trex Select Railing Trex Enhance Railing Trex Signature ® aluminum railing
Fencing	Trex Seclusions ®
Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. We offer modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues.
Highlights related to the twelve months ended December 31, 2020 include:

•
Increase in net sales of 18.2%, or $135.5 million, to $880.8 million in the twelve months ended December 31, 2020 compared to $745.3 million in the twelve months ended December 31, 2019 and were the highest of any year in our history.

•
Trex Residential net sales increased $133.5 million, or 19.2%, in the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019. Net sales were the highest of any year in our history.

•	Increase in gross profit of 17.3%, or $53.0 million, to $359.5 million for the twelve months ended December 31, 2020 compared to $306.5 million for the twelve months ended December 31, 2019.

•	Increase in net income to $175.6 million, also reflecting the highest of any year in our history.

•	Cash flows from operating activities were $187.3 million in the twelve months ended December 31, 2020 compared to $156.4 million in the twelve months ended December 31, 2019.

•	Capital expenditures of $172.8 million, primarily to increase production capacity at the Virginia and Nevada facilities and for general plant cost reduction initiatives.

•	Repurchase of 884,018 shares of our outstanding common stock under our Stock Repurchase Program in 2020, for a total of 2.8 million share repurchased under the program as of December 31, 2020.
Net Sales.
Net sales consist of sales and freight, net of returns and discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The operating results for Trex Residential have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practices, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season to ensure adequate availability of its product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can impact sales, receivables and inventory levels during the offering period. In addition, the operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality, but are driven by the timing of individual projects, which may vary significantly each period.
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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials. Generally, this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature
®
Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, the Company also warrants its Trex Commercial products will be free of manufacturing defects for 1 to 3 years.
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
To estimate the number of surface flaking claims to be settled with payment, we utilize actuarial techniques to quantify both the expected number of claims to be received and the percentage of those claims that will ultimately require payment (collectively, elements). Estimates for these elements are quantified using a range of assumptions derived from claim count history and the identification of factors influencing the claim counts. The cost per claim varies due to a number of factors, including the size of affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement.
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
The number of incoming claims received in the year ended December 31, 2020 was higher than the number of claims received in the year ended December 31, 2019 and exceeded our expectations for 2020. Prior to 2020, the number of incoming claims received declined each year since 2009. After evaluating the rise in incoming claims in our actuarial analysis, we increased our estimate of the number of future claims to be settled with payment. Average cost per claim experienced in the year ended December 31, 2020 was lower than that experienced in the year ended December 31, 2019, but slightly higher than our expectations for 2020. We estimate that average cost per claim will increase in future years, primarily due to inflation.
As a result of the increase in estimated future claims and expected rise in future average cost per claim, in the three-month period ended September 30, 2020, we recorded a provision of $6.5 million to our warranty reserve for the future settlement of surface flaking claims. We believe the reserve at December 31, 2020 is sufficient to cover future surface flaking obligations.
Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.1 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2020	2019	2018
Claims unresolved beginning of period	1,724	2,021	2,306
Claims received (1)	1,441	1,394	1,481
Claims resolved (2)	(1,366)	(1,691)	(1,766)

Claims unresolved end of period	1,799	1,724	2,021

Average cost per claim (3)	$3,390	$3,447	$2,631

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
For additional information about product warranties, see Notes 2 and 18 to the Consolidated Financial Statements appearing elsewhere in this report.
Goodwill.
We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “
Intangibles—Goodwill and Other
,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. We evaluate the recoverability of goodwill at the reporting unit level. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss is recognized in an amount equal to that excess but limited to the total amount of goodwill allocated to that reporting unit. We first assesses qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Qualitative factors we consider include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events. We evaluate, based on the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Weighing the effect of various positive and negative factors is challenging and requires the use of significant judgment. The weight we place on each factor depends on certain conditions, including uncertainty about future events. If different conditions exist in future periods, future impairment charges could result.
If the qualitative assessment indicates that the carrying amount of the reporting unit exceeds its fair value, including goodwill, we are then required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

We measure the fair value of a reporting unit based on the present value of future cash flows and a market valuation approach using relevant data available through and as of the impairment testing date. The assumptions we use are consistent with those we believe a market participant would use and are evaluated and updated as appropriate. If other assumptions and estimates had been used, an impairment charge could have resulted, or if different conditions exist in future periods, future impairment charges could result.
At December 31, 2020 and December 31, 2019, the Company had goodwill of $68.5 million. We perform the annual impairment testing of goodwill as of October 31 of each year. For the years ended December 31, 2020, 2019, and 2018, we completed our annual impairment test of goodwill utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts.
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
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
outdoor living products, consisting of composite decking and railing products, hidden fasteners, and a broad offering of outdoor living accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities”.
Trex Residential may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up
method. In addition to sales incentive programs, Trex Residential may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its custom, modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct.
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit are recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2020, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
RESULTS OF OPERATIONS
Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2020 compared to the year ended December 31, 2019.
Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
Net Sales

	Year Ended December 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total net sales	$880,831	$745,347	$135,484	18.2%
Trex Residential net sales	$827,792	$694,267	$133,525	19.2%
Trex Commercial net sales	$53,039	$51,080	$1,959	3.8%
The 18.2% increase in total net sales in 2020 compared to 2019 was due to an increase in net sales of 19.2% at Trex Residential and a 3.8% increase in Trex Commercial net sales. The increase in Trex Residential net sales was substantially all due to volume growth, resulting from the strong broad-based demand for our outdoor living products, positive momentum in the residential repair and remodeling sector and our initiatives to expand our addressable market and accelerate conversion from wood primarily through the growth of our newer Enhance product line. In addition, through the first quarter of 2019, and to a much lesser extent in the second and third quarters of 2019, Trex Residential net sales were constrained due to supply issues primarily caused by new product startup inefficiencies related to our new Enhance decking product. These inefficiencies resulted in lower throughput than was needed to support market demand in 2019. As a result of our capacity expansion program at our Trex Residential manufacturing facilities in Virginia and Nevada, in 2020 we utilized capacity gains from incremental lines to address demand. The production lines at our new Virginia facility will start coming online in the first quarter of 2021 and continue to ramp up through the second quarter. Trex Commercial net sales increased reflecting the underlying growth in the commercial segment.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Cost of sales	$521,374	$438,844	$82,530	18.8%
% of total net sales	59.2%	58.9%
Gross profit	$359,457	$306,503	$52,954	17.3%
Gross margin	40.8%	41.1%
Gross profit as a percentage of net sales, gross margin, was 40.8% in 2020 compared to 41.1% in 2019. Gross margin for Trex Residential and Trex Commercial products in 2020 totaled 41.6% and 29.2%, respectively, compared to 42.4% and 23.5%, respectively, in 2019. Gross margin in 2020 at Trex Residential was impacted by hiring and training costs in advance of capacity ramp up at both our Virginia and Nevada facilities, initial startup costs,
COVID-19
management costs, depreciation due to capital expansion expenditures and higher inflation, partially offset by the non-recurrence
of Enhance startup costs experienced in 2019 and by reducing the material usage in our Enhance decking profile to the original design target weight. To offset these additional costs, we recently announced a mid single-digit
price increase at Trex Residential on multiple products across our decking and railing portfolio set to take effect at the beginning of 2021. Excluding a $6.5 million provision to the Trex Residential warranty, consolidated gross margin in 2020 was 41.5% and Trex Residential gross margin was 42.3%. This charge related to the legacy surface flaking issue that affected a portion of products produced at our Nevada facility prior to 2007. Gross margin at Trex Commercial increased primarily due to the non-recurrence
of legacy low margin contracts coupled with a mix of higher margin contracts, and manufacturing cost improvements.
Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Selling, general and administrative expenses	$125,822	$118,304	$7,518	6.4%
% of total net sales	14.3%	15.9%
Selling, general and administrative expenses increased $7.5 million in 2020 compared to 2019. The increase was due to an increase in personnel related expenses, including higher incentive compensation, of $8.5 million and a net increase in other operating expenses of $5.3 million. The increase was offset by a $4.0 million decrease in branding and advertising expense driven by disciplined spending as the impacts of
COVID-19
played out during the second and third quarters of 2020, and by a $2.2 million decrease in travel and entertainment and other expenses.
Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Provision for income taxes	$59,003	$44,964	$14,039	31.2%
Effective tax rate	25.2%	23.7%
The effective tax rate for 2020 increased by 1.5% compared to the effective tax rate for 2019 primarily due to a decrease in 2020 in excess tax benefits from the exercise of share-based payments.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

Year Ended December 31	2020 Trex Residential	2020 Trex Commercial	2020 Trex Consolidated
Net income	$171,197	$4,434	$175,631
Interest income, net	(999)	—	(999)
Income tax expense	57,488	1,515	59,003
Depreciation and amortization	17,131	809	17,940

EBITDA	$244,817	$6,758	$251,575

Year Ended December 31	2019 Trex Residential	2019 Trex Commercial	2019 Trex Consolidated
Net income	$142,811	$1,927	$144,738
Interest income, net	(1,496)	(7)	(1,503)
Income tax expense	44,292	672	44,964
Depreciation and amortization	13,413	618	14,031

EBITDA	$199,020	$3,210	$202,230

1
EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income and, in relation to its competitors, it eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments.

	Year Ended December 31,		$ Change	% Change
	2020	2019
	(dollars in thousands)
Total EBITDA	$251,575	$202,230	$49,345	24.4%
Trex Residential EBITDA	$244,817	$199,020	$45,797	23.0%
Trex Commercial EBITDA	$6,758	$3,210	$3,548	110.5%
The Company uses EBITDA to assess performance as it believes EBITDA facilitates performance comparison between the Company and its competitors and between its reportable segments by eliminating interest, income taxes, and depreciation and amortization charges to income. Total EBITDA increased 24.4%, or $49.3 million, to $251.6 million for 2020 compared to $202.2 million for 2019. The increase was primarily driven by a $45.8 million increase in Trex Residential EBITDA driven by the increase in net sales.
Year Ended December 31, 2019 Compared To Year Ended December 31, 2018
The Company hereby incorporates by reference the financial results from fiscal year 2018 and the comparison of financial results from fiscal year 2019 to fiscal year 2018 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the U.S. Securities and Exchange Commission on February 24, 2020.

LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flow from operations, borrowings, operating leases and normal trade credit terms from operating activities.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$187,294	$156,352	$138,121
Net cash used in investing activities	(170,658)	(67,244)	(33,733)
Net cash used in financing activities	(43,768)	(45,974)	(29,203)

Net (decrease) increase in cash and cash equivalents	$(27,132)	$43,134	$75,185

Operating Activities
Cash provided by operating activities increased $30.9 million in 2020 compared to 2019 primarily due to the increase in gross profit and related $30.9 million increase in net income resulting from the increase in net sales volume growth at Trex Residential, partially offset by a decrease in working capital investment of $8.9 million.
Investing Activities
Investing activities in 2020 consisted of $172.8 million in capital expenditures, including $162.9 million related to capacity expansion and general plant cost reduction initiatives, $6.2 million for other production improvements and $1.1 million for general support initiatives.
Financing Activities
Net cash used in financing activities in 2020 decreased $2.2 million compared to 2019 primarily due to the decrease in stock repurchase activity in 2020 of $1.7 million.
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
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of December 31, 2020, the Company has repurchased 2.8 million shares under the Stock Repurchase Program.
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

Inventory in Distribution Channels
. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of significant increases in the levels of inventory in the distribution channels at December 31, 2020 compared to inventory levels at December 31, 2019.
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
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At December 31, 2020, we had no outstanding indebtedness under the revolving credit facilities and borrowing capacity under the facilities of $300 million.
On May 26, 2020, the Company entered into a First Amendment to the Original Credit Agreement (the First Amendment) to provide for an additional $100 million line of credit. The purpose of the additional $100 million line of credit is primarily to reduce risk associated with the
COVID-19
pandemic should the Company need to secure additional capital to continue its strategy of accelerating the conversion of wood decking to Trex composite decking and expanding its addressable market. As a matter of convenience, the parties incorporated the amendments to the Original Credit Agreement made by the First Amendment into a new Fourth Amended and Restated Credit Agreement (New Credit Agreement). In the New Credit Agreement, the revolving commitments under the Original Credit Agreement are referred to as Revolving A Commitments and the new $100 million line of credit is referred to as Revolving B Commitments. In the New Credit Agreement, all material terms and conditions related to the original line of credit (Revolving A Commitments) remain unchanged from the Original Credit Agreement.
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
Compliance with Debt Covenants and Restrictions.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations.
The following table summarizes our contractual obligations, which consist primarily of purchase commitments and operating leases, as of December 31, 2020 (in thousands):
Contractual Obligations
Payments Due by Period

	Total	1 year	2-3 years	4-5 years	After 5 years
Purchase obligations (1)	$71,323	$33,570	$30,577	$7,176	$—
Operating leases, including imputed interest (2)	39,132	7,835	13,953	10,745	6,599

Total contractual obligations	$110,455	$41,405	$44,530	$17,921	$6,599

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

Off-Balance
Sheet Arrangements.
We do not have
off-balance
sheet financing arrangements.
Capital and Other Cash Requirements.
In June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The new multi-year capital expenditure program is projected at approximately $200 million through 2021 and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. When completed these investments will increase our Trex Residential production capacity by approximately 70 percent. In addition to the above, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
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

In addition, we believe our financial resources will allow us to manage the impact of the
COVID-19
pandemic on the Company’s business operations for the foreseeable future. However, we will continue to evaluate our financial position and liquidity needs in light of future developments.
NEW ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU
No. 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to affect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to affect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
“
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not intend to early adopt the standard and does not expect the standard to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2020, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.
In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2020.

Item 8.	Financial Statements and Supplementary Data
The financial statements listed in Item 15 and appearing on pages
F-2
through
F-33
are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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
We assessed the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2020, our internal control over financial reporting was effective, based on the COSO Framework.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 22, 2021	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 22, 2021	By:	/S/ DENNIS C. SCHEMM
Dennis C. Schemm Senior Vice President and Chief Financial Officer (Principal Financial Officer)
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Richmond, Virginia
February 22, 2021

Item 9B.	Other Information
Amendment of Amended and Restated 1999 Incentive Plan for Outside Directors
On February 17, 2021, the Board of Directors approved an amendment to the Amended and Restated 1999 Incentive Plan for Outside Directors (Outside Directors Plan), effective February 17, 2021, as follows:

•	The annual cash retainer for service on the Board was increased from $65,000 to $73,750.

•	The annual equity award for service on the Board was increased from $100,000 to $110,000.

•	The annual committee fee for members of the Audit Committee was increased from $8,750 to $10,000.

•	The annual committee fee for members of the Compensation Committee was increased from $7,500 to $10,000.

•	The annual committee fee for members of the Nominating and Corporate Governance Committee was increased from $6,250 to $10,000.

•	The annual committee fee for the chairman of the Audit Committee was increased from $17,500 to $20,000.

•	The annual committee fee for the chairman of the Compensation Committee was increased from $15,000 to $20,000.

•	The annual committee fee for the chairman of the Nominating/Corporate Governance Committee was increased from $12,500 to $20,000.

•	The additional compensation for the Lead Independent Director was increased from $20,000 to $25,000.

•	The additional compensation for a non-executive Chairman of the Board was increased from $80,000 to $85,000.

•	The additional compensation for a non-executive Vice Chairman of the Board was increased from $50,000 to $55,000.
The Nominating and Corporate Governance Committee and the Board of Directors of the Company amended the Outside Directors Plan as described above based upon a Board of Directors compensation study undertaken by Korn Ferry Hay Group, which is the Company’s independent compensation consultant.
The foregoing description of the amendment to the Outside Directors Plan is qualified in its entirety by reference to the full text of the Outside Directors Plan, which is filed as Exhibit 10.3 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2020 fiscal year-end.
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at
www.trex.com/our-company/corporate-governance
, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation
Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2020 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2020 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2020 fiscal year-end.

Item 14.	Principal Accounting Fees and Services
Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2020 fiscal
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.
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

Surface Flaking Warranty
Description of the Matter
At December 31, 2020, the Company’s surface flaking warranty reserve was $21.3 million. As discussed in Note 18 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s warranty reserve is based on an actuarial analysis of the number of claims to be settled and management’s estimate of the average cost to settle each claim. The actuarial analysis utilized determines a reasonably possible range of claims to be received and the percentage of those claims that will ultimately require payment.

Auditing the surface flaking warranty reserve is complex and required the involvement of specialists due to the highly judgmental nature of the actuarially determined number of claims. Auditing the reserve is also complex due to the judgmental nature of the significant assumptions made by management (e.g., the size of the affected decks, the availability and type of replacement material used, the cost of production of replacement material and the method of claim settlement) and used in the measurement process. These determinations, assumptions and judgments have a significant effect on the surface flaking reserve.

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
Richmond, Virginia
February 22, 2021

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except share and per share data)
Net sales	$880,831	$745,347	$684,250
Cost of sales	521,374	438,844	389,356

Gross profit	359,457	306,503	294,894
Selling, general and administrative expenses	125,822	118,304	118,225

Income from operations	233,635	188,199	176,669
Interest (income) expense, net	(999)	(1,503)	(192)

Income before income taxes	234,634	189,702	176,861
Provision for income taxes	59,003	44,964	42,289

Net income	$175,631	$144,738	$134,572

Basic earnings per common share	$1.52	$1.24	$1.15

Basic weighted average common shares outstanding	115,888,859	116,861,194	117,479,340

Diluted earnings per common share	$1.51	$1.24	$1.14

Diluted weighted average common shares outstanding	116,252,866	117,315,498	118,134,604

Comprehensive income	$175,631	$144,738	$134,572

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$121,701	$148,833
Accounts receivable, net	106,748	78,462
Inventories	68,238	56,106
Prepaid expenses and other assets	25,310	19,803

Total current assets	321,997	303,204
Property, plant and equipment, net	336,537	171,300
Goodwill and other intangible assets, net	73,665	74,084
Operating lease assets	34,382	40,049
Other assets	3,911	3,602

Total Assets	$770,492	$592,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,622	$15,227
Accrued expenses and other liabilities	62,331	58,265
Accrued warranty	5,400	5,178

Total current liabilities	106,353	78,670
Operating lease liabilities	28,579	34,242
Non-current accrued warranty	24,073	20,317
Deferred income taxes	22,956	9,831
Other long-term liabilities	—	4

Total Liabilities	181,961	143,064

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,577,005 and 140,374,926 shares issued and 115,799,503 and 116,481,442 shares outstanding at December 31, 2020 and 2019, respectively	1,406	1,404
Additional paid-in capital	126,087	123,294
Retained earnings	737,311	561,680
Treasury stock, at cost, 24,777,502 and 23,893,484 shares at December 31, 2020 and 2019, respectively	(276,273)	(237,203)

Total Stockholders’ Equity	588,531	449,175

Total Liabilities and Stockholders’ Equity	$770,492	$592,239

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2017	117,713,720	$1,396	$120,996	$282,370	21,974,724	$(173,512)	$231,250
Net income	—	—	—	134,572	—	—	134,572
Employee stock plans	126,896	2	880	—	—	—	882
Shares withheld for taxes on awards	(26,056)	—	(4 695)	—	—	—	(4,695)
Stock-based compensation	207,388	2	6,343	—	—	—	6,345
Repurchases of common stock	(918,642)	—	—	—	918,642	(25,391)	(25,391)

Balance, December 31, 2018	117,103,306	1,400	123,524	416,942	22,893,366	(198,903)	342,963
Net income	—	—	—	144,738	—	—	144,738
Employee stock plans	154,282	2	1,087	—	—	—	1,089
Shares withheld for taxes on awards	(216,756)	—	(8,245)	—	—	—	(8,245)
Stock-based compensation	440,728	2	6,928	—	—	—	6,930
Repurchases of common stock	(1,000,118)	—	—	—	1,000,118	(38,300)	(38,300)

Balance, December 31, 2019	116,481,442	1,404	123,294	561,680	23,893,484	(237,203)	449,175
Net income	—	—	—	175,631	—	—	175,631
Employee stock plans	68,061	—	1,446	—	—	—	1,446
Shares withheld for taxes on awards	(111,433)	—	(5,784)	—	—	—	(5,784)
Stock-based compensation	245,451	2	7,131	—	—	—	7,133
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,070)	(39,070)

Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Operating Activities
Net income	$175,631	$144,738	$134,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,939	14,031	16,597
Deferred income taxes	13,125	7,706	1,037
Stock-based compensation	7,131	6,930	6,344
(Gain) loss on disposal of property, plant and equipment	(56)	285	47
Other non-cash adjustments	51	(218)	(406)
Changes in operating assets and liabilities:
Accounts receivable	(28,286)	12,701	(24,281)
Inventories	(12,132)	1,695	(23,276)
Prepaid expenses and other assets	(358)	(1,652)	(613)
Accounts payable	11,353	(16,666)	21,131
Accrued expenses and other liabilities	7,655	(10,823)	5,040
Income taxes receivable/payable	(4,759)	(2,375)	1,929

Net cash provided by operating activities	187,294	156,352	138,121

Investing Activities
Expenditures for property, plant and equipment and intangibles	(172,823)	(67,265)	(33,816)
Proceeds from sales of property, plant and equipment	2,165	21	83

Net cash used in investing activities	(170,658)	(67,244)	(33,733)

Financing Activities
Borrowings under line of credit	276,000	89,500	172,250
Principal payments under line of credit	(276,000)	(89,500)	(172,250)
Repurchases of common stock	(44,854)	(46,545)	(30,085)
Proceeds from employee stock purchase and option plans	1,446	1,089	882
Financing costs	(360)	(518)	—

Net cash used in financing activities	(43,768)	(45,974)	(29,203)

Net (decrease) increase in cash and cash equivalents	(27,132)	43,134	75,185
Cash and cash equivalents at beginning of year	148,833	105,699	30,514

Cash and cash equivalents at end of year	$121,701	$148,833	$105,699

Supplemental disclosures of cash flow information:
Cash paid for interest	$187	$321	$662
Cash paid for income taxes, net	$50,744	$39,612	$48,238
See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (together with its wholly-owned subsidiary, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company’s principal business based on net sales is the manufacture and distribution of Trex Residential wood and plastic composite products, as well as related accessories, primarily for residential decking and railing applications. Trex Commercial designs, engineers and markets modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
(540) 542-6300.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trex Commercial Products, Inc. Intercompany accounts and transactions have been eliminated in consolidation.
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
Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2020, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.
The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products and for satisfied performance obligations for Trex Commercial products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2020 and December 31, 2019.

In the years ended December 31, 2020, 2019, and 2018 sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2020, three customers represented approximately 56% of the Company’s total net sales. For the year ended December 31, 2019, three customers of Trex Residential represented approximately 57% of the Company’s total net sales. For the year ended December 31, 2018,

two customers of Trex Residential represented approximately 42% of the Company’s total net sales. At December 31, 2020 two customers represented 27% and 15%, respectively, of the Company’s accounts receivable balance. At December 31, 2019 three customers represented 30%, 24% and 10%, respectively, of the Company’s total accounts receivable balance.
For each year ended December 31, 2020, 2019, and 2018, approximately 28%, 27%, and 33%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.
Inventories
Inventories for the Company’s composite decking and railing products are valued at the lower of cost
(last-in,
first-out,
or LIFO, method) and market as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2020, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $16.8 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs.
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
Inventories for the Company’s railing and staging products at Trex Commercial for the commercial and multi-family market are valued at the lower of cost
(first-in,
first-out
or FIFO method), using actual cost, and net realizable value.
Work-in
process includes estimated production costs.
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Unpaid liabilities related to property, plant and equipment are included in accounts payable and were $12.9 million and $0.8 million at December 31, 2020 and December 31, 2019, respectively. Cash flows for capital expenditures as reported in cash flows from investing activities in the Consolidated Statements of Cash Flows are adjusted to exclude unpaid amounts accrued at period end. Depreciation is provided using the straight-line method over the following estimated useful lives:

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
(ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company gives consideration to instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. The Company reviews its ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The carrying amount of the ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. An impairment loss is measured as the amount by which the carrying amount of the ROU asset exceeds its fair value. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease
components, which are accounted for separately. Consideration for non-lease
components is stated on a stand-alone basis in the applicable agreements.
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
The Company assigned its goodwill to reporting units and tests each reporting unit’s goodwill for impairment at least on an annual basis, or more frequently if an event occurs or circumstances change in the interim that indicate the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. The Company identified its reporting units based on the way it manages its operating segments. Each reporting unit constitutes a business with discrete financial information and operating segment management, at a level below the Company’s chief operating decision maker, regularly reviews the operating results of the reporting unit. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units.
In testing for goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that the carrying amount of the reporting unit exceeds its fair value, including goodwill, the Company is then required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.
The Company measures fair value of the reporting units based on a present value of future cash flows (discounted cash flows model) and a market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant estimates in the discounted cash flows model include: the weighted average cost of capital; long-term rate of growth and profitability of the business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the Company against certain market information. Significant estimates in the market approach model include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting unit.
For the years ended December 31, 2020, 2019, and 2018, the Company completed its annual impairment test of goodwill utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting units was less than the carrying amounts. The Company performs the annual impairment testing of its goodwill as of October 31 of each year. However, actual results could differ from the Company’s estimates and projections, which would affect the assessment of impairment. As of December 31, 2020, the Company had goodwill of $68.5 million that is reviewed annually for impairment.
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
Trex Residential Products.
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
Trex Commercial Products.
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

Trex Commercial satisfies its performance obligation over
time
as work progresses because control is transferred continuously to its customers. Revenue and estimated profit are recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2020, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
Stock-Based Compensation
The Company measures stock-based compensation at the grant date of the award based on the fair value. For stock options, stock appreciation rights and time-based restricted stock and time-based restricted stock units, stock-based compensation is recognized on a straight-line basis over the vesting periods of the award. The Company recognizes forfeitures as they occur. For performance-based restricted stock and performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is probable to be paid out based on the achievement of predetermined performance measures. Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2020, the Company has a valuation allowance of $2.8 million against these deferred tax assets. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, research and development costs were $3.4 million, $4.5 million, and $4.2 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Advertising Costs
The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2020 and December 31, 2019 $0.01 million and $0.5 million was included in prepaid expenses for production costs, respectively.
For the years ended December 31, 2020, 2019, and 2018, branding expenses, including advertising expenses as described above, were $31.7 million, $35.7 million, and $35.0 million, respectively.

Fair Value of Financial Instruments
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2020 and 2019.
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
In January 2017, the FASB issued ASU
No. 2017-04,
“
Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment
”. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance was applied prospectively and was effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. Adoption did not have a material impact on its consolidated financial condition or results of operations.
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
New Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU
No. 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to affect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to affect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
“
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not intend to early adopt the standard and does not expect the standard to have a material effect on its consolidated financial statements.

3.	INVENTORIES
Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2020	2019
Finished goods	$39,048	$42,281
Raw materials	44,475	31,686

Total FIFO inventories	83,523	73,967
Reserve to adjust inventories to LIFO value	(16,821)	(19,062)

Total LIFO inventories	$66,702	$54,905

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.
Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no material inventory reduction during 2020 or 2019.
Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31, 2020 and December 31, 2019, were $1.5 million and $1.2 million, respectively, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

4.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2020	2019
Prepaid expenses	$7,285	$8,282
Revenues in excess of billings	6,612	6,664
Contract retainage	2,267	1,832
Income tax receivable	7,823	2,675
Other	1,323	350

Total prepaid expenses and other assets	$25,310	$19,803

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill by reportable segment at December 31, 2020 and 2019 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names purchased in May 2018. At December 31, 2020 and 2019, intangible assets were $6.3 million, and accumulated amortization was $1.1 million and $0.7 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, was $0.4 million, $0.4 million and $3.1 million, respectively. Intangible asset amortization expense for the year ended December 31, 2018 included amortization expense for customer backlog and trade names and trademarks, which were fully amortized as of December 31, 2018.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31 (in thousands):

	2020	2019
Machinery and equipment	$312,870	$248,633
Building and improvements	61,860	51,547
Forklifts and tractors	16,003	10,870
Computer equipment	11,948	10,647
Furniture and fixtures	1,534	1,441
Construction in process	157,465	59,257
Land	11,351	11,417

Total property, plant and equipment	573,031	393,812
Accumulated depreciation	(236,494)	(222,512)

Total property, plant and equipment, net	$336,537	$171,300

The Company had construction in process as of December 31, 2020 of approximately $157.5 million. The Company expects that the construction in process will be completed and put into service in the year ending December 31, 2021.
Depreciation expense for the years ended December 31, 2020, 2019, and 2018, totaled $17.5 million, $13.6 million, and $13.4 million, respectively.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2020	2019
Sales and marketing	$22,938	$28,402
Compensation and benefits	21,156	13,475
Operating lease liabilities	6,708	7,079
Manufacturing costs	3,641	2,564
Customer deposits	1,174	2,905
Billings in excess of revenues	1,244	816
Other	5,470	3,024

Total accrued expenses	$62,331	$58,265

8.	DEBT
The Company’s debt consists of a revolving credit facility. At December 31, 2020 and 2019, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2020, was $300 million.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2020. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

9.	LEASES
For the years ended December 31, 2020 and December 31, 2019, total operating lease cost was $8.5 million and $8.4 million, respectively. The weighted average remaining lease term at December 31, 2020 and December 31, 2019 was 5.6 years and 6.5 years, respectively. The weighted average discount rate at December 31, 2020 and December 31, 2020 was 3.47% and 3.66%, respectively.

The following table includes supplemental cash flow information for the years ended December 31, 2020 and December 31, 2019 and supplemental balance sheet information at December 31, 2020 and December 31, 2019 related to operating leases:

	For the Year Ended December 31
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,736	$8,479
Operating ROU assets obtained in exchange for lease liabilities	$1,427	$1,319

Supplemental Balance Sheet Information	December 31, 2020	December 31, 2019
Operating lease ROU assets	$34,382	$40,049
Operating lease liabilities:
Accrued expenses and other current liabilities	$6,708	$7,079
Operating lease liabilities	28,579	34,242

Total operating lease liabilities	$35,287	$41,321

The following table summarizes maturities of operating lease liabilities at December 31, 2020 (in thousands):

Maturities of operating lease liabilities
2021	$7,835
2022	7,345
2023	6,608
2024	6,265
2025	4,480
Thereafter	6,599

Total lease payments	39,132
Less imputed interest	(3,845)

Total operating liabilities	$35,287

10.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2020 and 2019.

11.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$175,631	$144,738	$134,572

Denominator:
Basic weighted average shares outstanding	115,888,859	116,861,194	117,479,340
Effect of dilutive securities:
Stock appreciation rights	192,579	248,850	353,400
Restricted stock	171,428	205,454	301,864

Diluted weighted average shares outstanding	116,252,866	117,315,498	118,134,604

Basic earnings per share	$1.52	$1.24	$1.15

Diluted earnings per share	$1.51	$1.24	$1.14

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method.

The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Restricted stock	—	—	428
Stock appreciation rights	14,697	41,540	26,694
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program. As of December 31, 2020, the Company has repurchased 2.8 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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
For each product shipped, the transaction price by product is specified in the purchase order. The Company recognizes revenue on the transaction price less any amount offered under a sales incentive program. The Company recognizes an account receivable for the amount of revenue recognized as it has an unconditional right to consideration at the time of shipment and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers based on the payment terms applicable to each individual contract and the customer pays in accordance with the billing terms specified in the purchase order, which is less than one year. The related accounts receivables are included in “Accounts receivable, net” in the Consolidated Balance Sheets.
Trex Residential may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up
method. In addition to sales incentive programs, Trex Residential may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

Trex Residential pays commissions to certain employees. However, the sales commissions are not directly attributable to identifiable contracts, are discretionary in nature and are based on other factors not related to obtaining a contract, such as individual performance, profitability of the entity, annual sales targets, etc. These costs are included in selling, general and administrative expenses as incurred. Trex Residential does not grant contractual product return rights to customers other than pursuant to its assurance product warranty (see related disclosure on product warranties in Note 18, “Commitments and Contingencies”. Trex Residential accounts for all shipping and handling fees invoiced to the customer in net sales and the related costs in cost of sales.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2020, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements. The Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $65.8 million as of December 31, 2020. The Company will recognize this revenue as performance obligations are satisfied, which is expected to occur within the next 18 months.
The Company recognizes an account receivable for satisfied performance obligations as it has an unconditional right to consideration and payment from the customer is due based solely on the passage of time. The Company receives payments from its customers on the accounts receivable based on the payment terms applicable to each individual contract and the customer pays in less than one year. Accounts receivables are included in “Accounts receivable, net” in the Consolidated Balance Sheets.
In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities are reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material as of and for the year ended December 31, 2020.
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

For each year in the three years ended December 31, 2020, net sales were disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$827,792	$—	$827,792
Products transferred over time and fixed price contracts	—	53,039	53,039

	$827,792	$53,039	$880,831

Year Ended December 31, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$694,267	$—	$694,267
Products transferred over time and fixed price contracts	—	51,080	51,080

	$694,267	$51,080	$745,347

Year Ended December 31, 2018	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$613,229	$—	$613,229
Products transferred over time and fixed price contracts	—	71,021	71,021

	$613,229	$71,021	$684,250

13.	STOCK-BASED COMPENSATION
On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (Plan), which was previously approved by the Board of Directors on February 19, 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan, as previously disclosed. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 25,680,000 and as of December 31, 2020, the total number of shares available for future issuance was 11,253,930.
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

	Year Ended December 31,
	2020	2019	2018
Time-based restricted stock and restricted stock units	$3,219	$3,676	$2,687
Performance-based restricted stock and restricted stock units	2,881	2,399	3,144
Stock appreciation rights	648	662	370
Employee stock purchase plan	383	193	143

Total stock-based compensation	$7,131	$6,930	$6,344

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Time-Based Restricted Stock and Time-Based Restricted Stock Units
The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2020, 2019 and 2018 was $6.1 million, $6.0 million and $5.1 million, respectively. At December 31, 2020, there was $2.9 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.7 years.
Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2017	306,236	$13.45
Granted	174,528	$27.36
Vested	(169,100)	$13.33
Forfeited	(568)	$17.53

Nonvested at December 31, 2018	311,096	$21.34
Granted	71,300	$38.12
Vested	(162,650)	$18.67
Forfeited	(1,280)	$31.17

Nonvested at December 31, 2019	218,466	$28.75
Granted	54,406	$53.97
Vested	(111,036)	$30.94
Forfeited	(1,114)	$40.34

Nonvested at December 31, 2020	160,722	$35.68

Performance-based Restricted Stock and Performance-Based Restricted Stock Units
The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third
each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2020, 2019 and 2018 there was $1.7 million, $0.8 million and $1.6 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately two years.
Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2017	233,316	$12.93
Granted	161,140	$17.63
Vested	(212,044)	$11.76
Forfeited	—	$—

Nonvested at December 31, 2018	182,412	$18.43
Granted	164,270	$23.82
Vested	(222,004)	$15.55
Forfeited	(1,022)	$29.23

Nonvested at December 31, 2019	123,656	$30.67
Granted	78,404	$39.60
Vested	(128,762)	$28.87
Forfeited	(728)	$41.12

Nonvested at December 31, 2020	72,570	$43.42

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
As of December 31, 2020, there was $0.6 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Average risk-free interest rate	1.3%	2.5%	2.7%
Expected term (years)	5	5	5
Expected volatility	38.3%	39.1%	40.5%

Dividend Yield.
The Company has never paid cash dividends on its common stock.
Average Risk-Free Interest Rate.
The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.
Expected Term.
The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.
Expected Volatility.
Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.
The weighted-average grant date fair value of SARs granted during the years ended December 31, 2020, December 31, 2019 and December 31, 2018 was $17.81, $14.78 and $11.05, respectively.
SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2020
Outstanding at December 31, 2017	556,232	$6.73
Granted	42,520	$28.30
Exercised	(121,800)	$2.64
Canceled	—	$—

Outstanding at December 31, 2018	476,952	$9.63
Granted	49,072	$38.85
Exercised	(217,528)	$6.95
Canceled	(4,458)	$38.85

Outstanding at December 31, 2019	304,038	$15.79
Granted	43,830	$50.39
Exercised	(54,592)	$9.41
Canceled	—	$—

Outstanding at December 31, 2020	293,276	$22.15	5.4	$18,058,138
Vested at December 31, 2020	237,323	$17.05	4.7	$15,821,712
Exercisable at December 31, 2020	237,323	$17.05	4.7	$15,821,712
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by
authorizing
payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2020, employees had purchased approximately 1,811,165 shares under the plan.

14.	EMPLOYEE BENEFIT PLANS
The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $5.7 million, $4.6 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

15.	INCOME TAXES
Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax provision:
Federal	$35,423	$30,306	$33,578
State	10,455	6,952	7,674

	45,878	37,258	41,252

Deferred income tax provision:
Federal	12,603	6,928	988
State	522	778	49

	13,125	7,706	1,037

Total income tax provision	$59,003	$44,964	$42,289

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. Federal statutory taxes	$49,273	$39,838	$37,141
State and local taxes, net of U.S. Federal benefit	10,641	8,412	7,716
Permanent items	1,198	1,266	470
Excess tax benefits from vesting or settlement of stock compensation awards	(1,635)	(3,540)	(2,368)
Federal credits	(565)	(654)	(662)
Other	91	(358)	(8)

Total income tax provision	$59,003	$44,964	$42,289

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating losses	$43	$88
Residential product warranty reserve	7,532	6,486
Stock-based compensation	1,071	1,055
Accruals not currently deductible and other	2,041	2,245
Inventories	5,548	5,780
Operating lease liability	9,081	10,618
State tax credit carryforwards	3,345	3,461

Gross deferred tax assets, before valuation allowance	28,661	29,733
Valuation allowance	(2,775)	(2,988)

Gross deferred tax assets, after valuation allowance	25,886	26,745

Deferred tax liabilities:
Depreciation	(29,792)	(17,267)
Operating lease right-of-use asset	(8,755)	(10,162)
Goodwill amortization	(5,775)	(4,782)
Inventories and other	(4,520)	(4,365)

Gross deferred tax liabilities	(48,842)	(36,576)

Net deferred tax liability	$(22,956)	$(9,831)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted rates expected to be in effect during the year in which the differences reverse. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2020, the Company had a valuation allowance of $2.8 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2020, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2020, for certain tax jurisdictions, tax years 2016 through 2019 remain subject to examination. The Company’s returns filed with the state of Utah for the tax years 2014 through 2018 are currently under examination. No material adjustments are expected as a result of the audit. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial operations. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income.
Segment Data (in thousands):

	Net Sales	Net Income	EBITDA	Depreciation and Amortization	Income Tax Expense	Capital Expenditures	Total Assets
December 31, 2020
Trex Residential	$827,792	$171,197	$244,817	$17,131	$57,488	$171,784	$676,948
Trex Commercial	53,039	4,434	6,758	809	1,515	1,039	93,544

Total	$880,831	$175,631	$251,575	$17,940	$59,003	$172,823	$770,492

December 31, 2019
Trex Residential	$694,267	$142,811	$199,020	$13,413	$44,292	$65,399	$503,883
Trex Commercial	51,080	1,927	3,210	618	672	1,866	88,356

Total	$745,347	$144,738	$202,230	$14,031	$44,964	$67,265	$592,239

December 31, 2018
Trex Residential	$613,229	$131,823	$186,268	$13,216	$41,421	$31,392	$380,682
Trex Commercial	71,021	2,749	6,868	3,251	868	2,424	84,440

Total	$684,250	$134,572	$193,136	$16,467	$42,289	$33,816	$465,122

Reconciliation of Net Income (Loss) to EBITDA (in thousands):

	Net Income	Interest (Income) Expense, Net	Income Tax Expense	Depreciation and Amortization	EBITDA
December 31, 2020
Trex Residential	$171,197	$(999)	$57,488	$17,131	$244,817
Trex Commercial	4,434	—	1,515	809	6,758

Total	$175,631	$(999)	$59,003	$17,940	$251,575

December 31, 2019
Trex Residential	$142,811	$(1,496)	$44,292	$13,413	$199,020
Trex Commercial	1,927	(7)	672	618	3,210

Total	$144,738	$(1,503)	$44,964	$14,031	$202,230

December 31, 2018
Trex Residential	$131,823	$(192)	$41,421	$13,216	$186,268
Trex Commercial	2,749	—	868	3,251	6,868

Total	$134,572	$(192)	$42,289	$16,467	$193,136

17.	SEASONALITY
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
Legal Matters
The Company has lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these lawsuits and claims and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity or competitive position.
Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2020, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years
. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that may average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2020, the Company has purchase commitments under material supply contracts of $33.6 million

and
$15.0 million for the years ending December 31, 2021 and 2022, respectively, and a total of $22.7 million for the years ending December 31, 2023 and 2024.
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
The number of incoming claims received in the year ended December 31, 2020 was higher than the number of claims received in the year ended December 31, 2019 and exceeded the Company’s expectations for 2020. Prior to 2020, the number of incoming claims received declined each year since 2009. After evaluating the rise in incoming claims in its actuarial analysis, the Company increased its estimate of the number of future claims to be settled with payment. Average cost per claim experienced in the year ended December 31, 2020 was lower than that experienced in the year ended December 31, 2019, but slightly higher than the Company’s expectations for 2020. The Company estimates that average cost per claim will increase in future years, primarily due to inflation.
As a result of the increase in estimated future claims and expected rise in future average cost per claim, in the three-month period ended September 30, 2020, the Company recorded a provision of $6.5 million to its warranty reserve for the future settlement of surface flaking claims. The Company believes its reserve at December 31, 2020 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.1 million change in the surface flaking warranty reserve.
The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	6,479	3,382	9,861
Settlements made during the period	(4,178)	(1,704)	(5,882)

Ending balance, December 31	$21,325	$8,148	$29,473

	Year Ended December 31, 2019
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$23,951	$6,803	$30,754
Provisions and changes in estimates	—	979	979
Settlements made during the period	(4,927)	(1,312)	(6,239)

Ending balance, December 31	$19,024	$6,470	$25,494

19.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(In thousands, except share and per share data)
Net sales	$228,286	$231,502	$220,648	$200,395	$164,772	$194,551	$206,453	$179,571
Gross profit	$92,392	$84,964	$92,405	$89,696	$71,263	$82,431	$83,444	$69,365
Net income	$43,301	$42,710	$47,218	$42,402	$35,497	$41,976	$35,710	$31,555
Basic earnings per common share	$0.37	$0.37	$0.41	$0.37	$0.31	$0.36	$0.31	$0.27
Basic weighted average common shares outstanding	115,791,757	115,773,030	115,733,934	116,259,058	116,591,434	116,800,120	116,972,384	117,086,956
Diluted earnings per common share	$0.37	$0.37	$0.41	$0.37	$0.31	$0.36	$0.31	$0.27
Diluted weighted average common shares outstanding	116,169,754	116,134,623	116,061,988	116,647,442	117,025,466	117,209,206	117,375,080	117,658,354
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

TREX COMPANY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2020:
Trex Residential product warranty reserve	$25,494	$9,861	$(5,882)	$29,473

Income tax valuation allowance	$2,988	$1	$(214)	$2,775

Year ended December 31, 2019:
Trex Residential product warranty reserve	$30,754	$979	$(6,239)	$25,494

Income tax valuation allowance	$3,015	$—	$(27)	$2,988

Year ended December 31, 2018:
Trex Residential product warranty reserve	$34,999	$1,104	$(5,349)	$30,754

Income tax valuation allowance	$3,096	$—	$(81)	$3,015

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 22, 2021	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 22, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ DENNIS C. SCHEMM Dennis C. Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES E. CLINE James E. Cline	Chairman

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Vice Chairman

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ KRISTINE L. JUSTER Kristine L. Juster	Director

/S/ RICHARD E. POSEY Richard E. Posey	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. (the “Company”). Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014. Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018. Filed as Exhibit 3.3 to the Company’s Quarter Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019. Filed as exhibit 3.1 to the Company’s Current Report on form 8-K filed May 1, 2019 and incorporated herein by reference.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6	Amended and Restated By-Laws of the Company. Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 1, 2019 and incorporated herein by reference.	8-K	3.2	May 1, 2019	001-14649

4.1	Specimen certificate representing the Company’s common stock. Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-63287) and incorporated herein by reference.	S-1/A	4.1	March 24, 1999	333-63287

4.2	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner. Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.1	January 14, 2016	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.3	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.2	January 14, 2016	001-14649

4.4	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A. Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.3	January 14, 2016	001-14649

4.5	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A. Filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.4	January 14, 2016	001-14649

4.6	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.5	January 14, 2016	001-14649

4.7	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.6	January 14, 2016	001-14649

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
		8-K	4.7	January 14, 2016	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.9	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada. Filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on January 14, 2016 and incorporated herein by reference.	8-K	4.8	January 14, 2016	001-14649

4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner. Filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.1	November 6, 2019	001-14649

4.11	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020. Filed May 28, 2020 on Form 8-K, Exhibit 4.1	8-K	4.1	May 28, 2020	001-14649

4.12	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020. Filed May 28, 2020 on Form 8-K, Exhibit 4.2.	8-K	4.2	May 28, 2020	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.13	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A. Filed as exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.2	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A. Filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.3	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank. Filed as exhibit 4.4 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.4	November 6, 2019	001-14649

4.16	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company. Filed as exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.5	November 6, 2019	001-14649

4.17	Note dated May 26, 2020 payable by the Company to Regions Bank. Filed May 28, 2020 on form 8-K, Exhibit 4.6.	8-K	4.6	May 28, 2020	001-14649

4.18	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks). Filed as exhibit 4.6 to the Company’s Current Report on Form 8-K filed on November 6, 2019 and incorporated herein by reference.	8-K	4.6	November 6, 2019	001-14649

4.19*	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.1**	Description of Management Compensatory Plans and Arrangements.	10-K	10.1	February 14, 2019	001-14649

10.2**	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2020 and incorporated herein by reference.	10-Q	10.4	November 2, 2020	001-14649

10.3* / **	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on February 21, 2020.

10.4**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement. Filed as Exhibit 10.1 on Form 10-Q filed on July 29, 2019 and incorporated herein by reference.	10-Q	10.1	July 29, 2019	001-14649

10.5**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.2 on Form 10-Q filed July 29, 2019 and incorporated herein by reference.	10-Q	10.2	July 29, 2019	001-14649

10.6**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. Filed as Exhibit 10.3 on Form 10-Q filed July 29, 2019 and incorporated herein by reference.**	10-Q	10.3	July 29, 2019	001-14649

10.7**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement. Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 and incorporated herein by reference.**	10-Q	10.2	August 3, 2015	001-14649

10.8**	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline filed as exhibit 10.1 on Form 8-K on May 8, 2015 and incorporated herein by reference.	8-K	10.1	May 8, 2015	001-14649

10.9**	Change in Control Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.**	8-K	10.2	February 25, 2020	001-14649

10.10**	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline filed as Exhibit 10.2 to Form 8-K filed May 8, 2015.	8-K	10.2	May 8, 2015	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.11**	Amended and Restated Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.**	8-K	10.3	February 25, 2020	001-14649

10.12**	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and incorporated herein by reference.**	10-K	10.16	February 21, 2017	001-14649

10.13**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer. Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 and incorporated herein by reference.**	10-Q	10.1	May 8, 2015	001-14649

10.14**	Form of Retention Agreement for Company Officers dated May 2, 1018. Filed as Exhibit 10.2 to the Company’s Quarterly report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.**	10-Q	10.2	May 7, 2018	001-14649

10.15	Form of Indemnity Agreement for Directors. Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.	10-K	10.19	March 12, 2009	001-14649

10.16	Form of Indemnity Agreement for Officers. Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.	10-K	10.20	March 12, 2009	001-14649

10.17	Form of Indemnity Agreement for Director/Officers. Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.	10-K	10.21	March 12, 2009	001.14649

10.18	Form of Distributor Agreement of Trex Company, Inc. Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference.	10-K	10.23	March 12, 2009	001-14649

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers. Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 and incorporated herein by reference.	10-Q	10.4	November 9, 2006	001-14649

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

21*	Subsidiaries of the Company. Filed herewith.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350). Furnished herewith.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document. Filed.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.