Form 10-Q
period 2021-03-31
TREX CO INC
filed 2021-05-10
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 23, 2021 was 115,361,970 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Net sales	$245,524	$200,395
Cost of sales	149,723	110,699

Gross profit	95,801	89,696
Selling, general and administrative expenses	31,312	34,561

Income from operations	64,489	55,135
Interest income, net	(3)	(522)

Income before income taxes	64,492	55,657
Provision for income taxes	15,947	13,255

Net income	$48,545	$42,402

Basic earnings per common share	$0.42	$0.37

Basic weighted average common shares outstanding	115,663,366	116,259,058

Diluted earnings per common share	$0.42	$0.36

Diluted weighted average common shares outstanding	116,017,400	116,647,442

Comprehensive income	$48,545	$42,402

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	March 31, 2021	December 31, 2020

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,221	$121,701
Accounts receivable, net	309,527	106,748
Inventories	75,012	68,238
Prepaid expenses and other assets	17,322	25,310

Total current assets	410,082	321,997
Property, plant and equipment, net	378,167	336,537
Goodwill and other intangible assets, net	73,560	73,665
Operating lease assets	33,672	34,382
Other assets	4,809	3,911

Total assets	$900,290	$770,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,167	$38,622
Accrued expenses and other liabilities	55,058	62,331
Accrued warranty	5,400	5,400
Line of credit	136,000	—

Total current liabilities	235,625	106,353
Operating lease liabilities	27,420	28,579
Non-current accrued warranty	24,145	24,073
Deferred income taxes	22,956	22,956

Total liabilities	310,146	181,961

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,643,173 and140,577,005 shares issued and 115,361,396 and 115,799,503 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,406	1,406
Additional paid-in capital	124,678	126,087
Retained earnings	785,856	737,311
Treasury stock, at cost, 25,281,777 and 24,777,502 shares at March 31, 2021 and December 31, 2020, respectively	(321,796)	(276,273)

Total stockholders’ equity	590,144	588,531

Total liabilities and stockholders’ equity	$900,290	$770,492

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on award s	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 202 1	115,361,396	$1,406	$124,678	$785,856	25,281,777	$(321,796)	$590,144

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net incom e	—	—	—	42,402	—	—	42,402
Employee stock plans	32,772	—	299	—	—	—	299
Shares withheld for taxes on awards	(76,284)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	152,408	—	2,775	—	—	—	2,775
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,072)	(39,072)

Balance, March 31, 2020	115,706,320	$1,404	$122,512	$604,082	24,777,502	$(276,275)	$451,723

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,

	2021	2020
Operating Activities
Net incom e	$48,545	$42,402
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,423	3,851
Stock-based compensation	2,176	2,775
Gain on disposal of property, plant and equipment	(98)	(123)
Other non-cash adjustments	77	32
Changes in operating assets and liabilities:
Accounts receivable	(202,781)	(162,780)
Inventories	(6,774)	(2,610)
Prepaid expenses and other assets	(809)	1,059
Accounts payable	10,494	8,865
Accrued expenses and other liabilities	(14,453)	(14,089)
Income taxes receivable/payable	14,626	11,850

Net cash used in operating activities	(142,574)	(108,768)

Investing Activities
Expenditures for property, plant and equipment	(58,093)	(22,733)
Proceeds from sales of property, plant and equipment	293	2,136

Net cash used in investing activities	(57,800)	(20,597)

Financing Activities
Borrowings under line of credit	142,000	36,500
Principal payments under line of credit	(6,000)	(8,000)
Repurchases of common stock	(49,566)	(42,929)
Proceeds from employee stock purchase and option plans	460	300

Net cash provided by (used in) financing activities	86,894	(14,129)

Net decrease in cash and cash equivalents	(113,480)	(143,494)
Cash and cash equivalents, beginning of period	121,701	148,833

Cash and cash equivalents, end of period	$8,221	$5,339

Supplemental Disclosure:
Cash paid for interest	$92	$1
Cash paid for income taxes, net	$1,319	$1,405
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
®
, with more than 25 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing a
n
d staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
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
The unaudited consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. As of the date of this report, the Company has not experienced any material disruptions to its operations, production or its supply chain and has not experienced any material reduction in demand for its products due to the
COVID-19
pandemic. However, even though a vaccine has been approved, the pandemic remains an evolving situation due to the continuation of the outbreak and any future measures that may be taken to contain the spread of the virus. The Company is actively managing its business to respond to the impact and continuing to ensure the safety of its employees.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS
In December 2019, the FASB issued ASU
No. 2019-12,
“
Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes
”. The guidance eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The Company adopted the standard on a prospective basis on January 1, 2021. Adoption did not have a material effect on its consolidated financial statements.

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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$45,688	$39,048
Raw materials	44,407	44,475

Total FIFO (first-in, first-out) inventories	90,095	83,523
Reserve to adjust inventories to LIFO value	(16,821)	(16,821)

Total LIFO inventories	$73,274	$66,702

The Company utilizes the LIFO method of accounting to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of March 31, 2021, there were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2021.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.7 million at March 31, 2021 and $1.5 million at December 31, 2020, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$7,640	$7,285
Revenues in excess of billings	6,499	6,612
Contract retainage	2,896	2,267
Income tax receivable	—	7,823
Other	287	1,323

Total prepaid expenses and other assets	$17,322	$25,310

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at March 31, 2021 and December 31, 2020 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.

The Company’s intangible assets consist of domain names. At March 31, 2021 and December 31, 2020, intangible assets were $6.3 million and accumulated amortization was $1.2 million and $1.1 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $0.1 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Sales and marketing	$19,861	$22,938
Compensation and benefits	10,902	21,156
Income taxes	7,193	389
Operating lease liabilities	7,130	6,708
Manufacturing costs	2,813	3,641
Billings in excess of revenues	1,189	1,244
Customer deposits	1,086	1,174
Other	4,884	5,081

Total accrued expenses and other liabilities	$55,058	$62,331

9.	DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had

$136 million in outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $214 million at March 31, 2021.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the three months ended March 31, 2021 and March 31, 2020, total operating lease expense was $2.0 million and $2.1 million, respectively. The weighted average remaining lease term at March 31, 2021 and December 31, 2020 was 5.4 years and 5.6 years, respectively. The weighted average discount rate at March 31, 2021 and December 31, 2020 was 3.42% and 3.47%, respectively.
The following table includes supplemental cash flow information for the three months ended March 31, 2021 and March 31, 2020 and supplemental balance sheet information at March 31, 2021 and December 31, 2020 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,056	$2,143
Operating ROU assets obtained in exchange for lease liabilities	$1,038	$—

Supplemental balance sheet information	March 31, 2021	December 31, 2020

Operating lease ROU assets	$33,672	$34,382

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,130	$6,708
Operating lease liabilities	27,420	28,579

Total operating lease liabilities	$34,550	$35,287

The following table summarizes maturities of operating lease liabilities at March 31, 2021 (in thousands):

Maturities of operating lease liabilities
2021	$6,163
2022	7,723
2023	6,748
2024	6,390
2025	4,483
Thereafter	6,599

Total lease payments	38,106
Less imputed interest	(3,556)

Total operating lease liabilities	$34,550

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,

	2021	2020
Numerator:
Net income available to common shareholders	$48,545	$42,402

Denominator:
Basic weighted average shares outstanding	115,663,366	116,259,058
Effect of dilutive securities:
Stock appreciation rights and options	207,060	181,446
Restricted stock	146,974	206,938

Diluted weighted average shares outstanding	116,017,400	116,647,442

Basic earnings per share	$0.42	$0.37

Diluted earnings per share	$0.42	$0.36

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Stock appreciation rights	7,181	18,270
Restricted stock	23,079	—
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program. As of March 31, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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

Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $59.1 million as of March 31, 2021. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months ended March 31, 2021 and March 31, 2020, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended March 31, 2021	Reportable Segment

	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$233,070	$—	$233,070
Products transferred over time and fixed price contracts	—	12,454	12,454

	$233,070	$12,454	$245,524

Three Months Ended March 31, 2020	Reportable Segment

	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$186,874	$—	$186,874
Products transferred over time and fixed price contracts	—	13,521	13,521

	$186,874	$13,521	$200,395

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 25,680,000 and as of March 31, 2021, the total number of shares available for future issuance is 11,193,906.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2021:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	23,330	$103.89
Performance-based restricted stock units (a)	36,522	$86.26
Stock appreciation rights	15,029	$104.56

(a)
Includes 26,511 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2021, and adjustments of 4,813, (887), and 6,085 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2020, 2019, and 2018, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2021 and March 31, 2020 the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Weighted-average fair value of grants	$51.84	$17.83
Dividend yield	0%	0%
Average risk-free interest rate	0.6%	1.4%
Expected term (years)	5	5
Expected volatility	58.7%	37.8%
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

	Three Months Ended March 31
	2021	2020
Stock appreciation rights	$114	$354
Time-based restricted stock and restricted stock units	687	1,256
Performance-based restricted stock and restricted stock units	1,275	1,135
Employee stock purchase plan	100	30

Total stock-based compensation	$2,176	$2,775

Total unrecognized compensation cost related to unvested awards as of March 31, 2021 was $12.6 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was 24.7% and 23.8%, respectively, which resulted in expense of $15.9 million and $13.3 million, respectively. The increase of 0.9% in the effective tax rate was primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments and an increase in non-deductible
executive compensation.
During the three months ended March 31, 2021 and March 31, 2020, the Company realized $0.8 million and $1.0 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2021, the Company maintains a valuation allowance of $2.8 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2021, for certain tax jurisdictions tax years 2017 through 2020 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31, 2021 and March 31, 2020 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$233,070	$12,454	$245,524	$186,874	$13,521	$200,395
Net income (loss)	$48,745	$(200)	$48,545	$41,020	$1,382	$42,402
EBITDA	$70,964	$(52)	$70,912	$56,950	$2,036	$58,986
Depreciation and amortization	$6,210	$213	$6,423	$3,664	$187	$3,851
Income tax expense (benefit)	$16,012	$(65)	$15,947	$12,788	$467	$13,255
Capital expenditures	$56,563	$1,530	$58,093	$22,416	$317	$22,733
Total assets	$808,864	$91,426	$900,290	$539,352	$91,504	$630,856

Reconciliation of Net Income to EBITDA:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020

	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$48,745	$(200)	$48,545	$41,020	$1,382	$42,402
Interest income, net	(3)	—	(3)	(522)	—	(522)
Income tax expense (benefit)	16,012	(65)	15,947	12,788	467	13,255
Depreciation and amortization	6,210	213	6,423	3,664	187	3,851

EBITDA	$70,964	$(52)	$70,912	$56,950	$2,036	$58,986

17.	SEASONALITY
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
The number of incoming claims received in the three months ended March 31, 2021, was higher than the number of claims received in the three months ended March 31, 2020 and exceeded the Company’s expectations for the first quarter of 2021. Average cost per claim experienced in the three months ended March 31, 2021 was higher than that experienced in the three months ended March 31, 2020 but was consistent with the Company’s expectations for the current year. The Company estimates that average cost per claim will increase in future years, primarily due to inflation. The Company believes its reserve at March 31, 2021 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will decline over time and that the average cost per claim will increase, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or an increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.1 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	1,092	1,092
Settlements made during the period	(604)	(416)	(1,020)

Ending balance, March 31	$20,721	$8,824	$29,545

	Three Months Ended March 31, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	—	321	321
Settlements made during the period	(557)	(168)	(725)

Ending balance, March 31	$18,467	$6,623	$25,090

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
Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of the Company’s manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was off-line while damage to the building’s electrical systems was addressed. Repairs were substantially completed at the end of March 2021. The Company has insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales.
No
proceeds from the insurance recovery were received during the three months ended March 31, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management discussion should be read in conjunction with the Trex Company, Inc. (Company, we or our) Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.
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
Trex Residential
is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, residential railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

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
®
Railing, Trex Select
®
Railing, Trex Enhance
®
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

Aluminum Railing Systems
Trex Signature
®
aluminum railing collection, made from a minimum of 50 percent recycled content, combines superior styling with the unparalleled strength of aluminum – making it an ideal railing choice for a variety of commercial settings. Its straightforward, unobtrusive design features traditional balusters and contemporary vertical rods, and can be installed with continuously graspable rail options for added safety, comfort and functionality. Trex Signature is available in a variety of colors and stock lengths to accommodate project needs.

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

Highlights for the three months ended March 31, 2021:

•	Increase in net sales of 22.5%, or $45.1 million, to $245.5 million for the three months ended March 31, 2021 compared to $200.4 million for the three months ended March 31, 2020.

•
Increase in net income to $48.5 million, or $0.42 per diluted share, for the three months ended March 31, 2021 compared to $42.4 million, or $0.36 per diluted share, for the three months ended March 31, 2020.

•
Increase in EBITDA (earnings before interest, income tax and depreciation and amortization) of 20.2%, or $11.9 million, to $70.9 million for the three months ended March 31, 2021 compared to $59.0 million for the three months ended March 31, 2020.

•	Capital expenditures of $58.1 million, primarily to increase production capacity at the Trex Residential facilities and for cost reduction initiatives and other production improvements.

•
Repurchase of 504,275 shares of our outstanding common stock during the three months ended March 31, 2021 under our Stock Repurchase Program for a total 3.3 million shares repurchased under the program to date.

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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials for warranty periods ranging from 10 years to 25 years, depending on the product and its use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, we also warrant our Trex Commercial products will be free of manufacturing defects for periods ranging from 1 year to 3 years.

We continue to receive and settle claims for decking products manufactured at our Trex Residential Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. We monitor surface flaking claims activity each quarter for indications that our estimates require revision. Typically, a majority of surface flaking claims received in a fiscal year are received during the summer outdoor season, which spans the second and third fiscal quarters.
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
The number of incoming claims received in the three months ended March 31, 2021 was higher than the number of claims received in the three months ended March 31, 2020 and exceeded our expectations for the first quarter of 2021. Average cost per claim experienced in the three months ended March 31, 2021 was higher than that experienced in the three months ended March 31, 2020 but was consistent with expectations for the current year. We estimate that average cost per claim will increase in future years, primarily due to inflation.
We believe the reserve at March 31, 2021 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on Form
10-Q
for additional information.
We estimate that the annual number of claims received will decline over time and that the average cost per claim will increase, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $2.1 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2021	2020
Claims open, beginning of period	1,799	1,724
Claims received (1)	214	205
Claims resolved (2)	(215)	(195)

Claims open, end of period	1,798	1,734

Average cost per claim (3)	$3,620	$3,331

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
COVID-19.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic increased the level of volatility and uncertainty globally and created macroeconomic disruption. We are actively managing our business to respond to this health crisis, and we continue to evaluate the nature and extent of its impact. We have not experienced any material disruptions to our operations, production, supply chain, or any material reduction in demand for our products due to the
COVID-19
pandemic. Even though vaccines have been approved and are being distributed, the pandemic remains an evolving situation. The extent and duration of the economic fallout from
COVID-19
remains unclear. We are actively managing our business to respond to the impact, such as engaging with our distributor network regarding market demand, ongoing communications with our suppliers, and continuing to ensure the safety of our employees. Our commitment to stakeholders is to take the appropriate actions to ensure the safety and well-being of our employees and partners, comply with any governmental orders relating to
COVID-19,
which may result in a period of disruption to our business, while at the same time leveraging our strengths and ensuring financial flexibility.

We are following or exceeding all Centers for Disease Control and Prevention (CDC) and public officials’ guidelines. We adopted a business continuity plan and local emergency response plans at each location. We continue to take precautionary measures, make contingency plans and improve our response to the developing situation. We have assembled a cross-functional team whose chief charge is to oversee our efforts to ensure the health and safety of all employees and supply product to our customers. That team constantly monitors the latest CDC, Federal, state and other regulatory guidance, works to secure personal protective equipment, finds new ways to help mitigate risk, and identifies opportunities for us to exceed recommendations.
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
Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of the Company’s manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was off-line
while damage to the building’s electrical systems was addressed. Repairs were substantially completed at the end of March 2021. The Company has insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales. No proceeds from the insurance recovery were received during the three months ended March 31, 2021.
RESULTS OF OPERATIONS
Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2021 (2021 quarter) compared to the three months ended March 31, 2020 (2020 quarter).
Three Months Ended March 31, 2021 Compared To The Three Months Ended March 31, 2020
Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$245,524	$200,395	$45,129	22.5%
Trex Residential net sales	$233,070	$186,874	$46,196	24.7%
Trex Commercial net sales	$12,454	$13,521	$(1,067)	(7.9)%
Total net sales increased by 22.5% in the 2021 quarter compared to the 2020 quarter reflecting a 24.7% increase in Trex Residential net sales and a 7.9% decrease in Trex Commercial net sales. The increase in Trex Residential net sales was substantially all due to volume growth across all residential product lines. The sustained broad-based demand continued to reflect strong secular trends, including growth in the outdoor living category, renewed focus on the home, the shift in population from urban to suburban and smaller metropolitan areas and consumers’ increasing preference for environmentally sustainable products. In addition, we continue to benefit from our long-term growth strategy to convert consumers from wood decking to our eco-friendly
Trex decking, a benefit that we believe is not only continuing but accelerating as we are still in the early stages of executing our strategy, providing us with a significant runway. As a result of our capacity expansion program at Trex Residential announced in 2019, the production lines at our new Virginia facility started coming online in the first quarter of 2021 and will continue to ramp up through the end of May giving us more available capacity to capture additional growth. Also, due to inflationary pressures, effective with January orders we took a mid single-digit price increase on certain product lines. The decrease in Trex Commercial net sales reflects the impact of the
COVID-19
pandemic on the commercial construction business due to the delay in and deferral of the startup of new projects.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$149,723	$110,699	$39,024	35.3%
% of total net sales	61.0%	55.2%
Gross profit	$95,801	$89,696	$6,105	6.8%
Gross margin	39.0%	44.8%
Gross profit as a percentage of net sales, gross margin, was 39.0% in the 2021 quarter compared to 44.8% in the 2020 quarter. Gross margin for Trex Residential and Trex Commercial was 40.2% and 17.2%, respectively, in the 2021 quarter compared to 45.6% and 33.6%, respectively, in the 2020 quarter. Gross margin was unfavorably impacted by inflationary pressures on raw materials, start-up
costs and increased depreciation related to our capacity expansion program at Trex Residential, and reduced overhead absorption due to the fire at the Virginia facility. The decrease in gross margin was partially offset by the price increase on certain product lines at Trex Residential. The decrease in Trex Commercial gross margin was due to product mix of lower margin projects and additional project costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$31,312	$34,561	$(3,249)	(9.4)%
% of total net sales	12.8%	17.3%
Selling, general and administrative expenses in the 2021 quarter were slightly lower than those in the 2020 quarter. The decrease in selling, general and administrative expenses was primarily the result lower branding spend and travel and entertainment expenses.
Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$15,947	$13,255	$2,692	20.3%
Effective tax rate	24.7%	23.8%
The effective tax rate for the 2021 quarter of 24.7% was relatively unchanged with an increase of 0.9% compared to the effective tax rate of 23.8% for the 2020 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended March 31, 2021
	Trex Residential	Trex Commercial	Total
Net income (loss)	$48,745	$(200)	$48,545
Interest income, net	(3)	—	(3)
Income tax expense (benefit)	16,012	(65)	15,947
Depreciation and amortization	6,210	213	6,423

EBITDA	$70,964	$(52)	$70,912

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

	Three Months Ended March 31, 2020
	Trex Residential	Trex Commercial	Total
Net income	$41,020	$1,382	$42,402
Interest income, net	(522)	—	(522)
Income tax expense	12,788	467	13,255
Depreciation and amortization	3,664	187	3,851

EBITDA	$56,950	$2,036	$58,986

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$70,912	$58,986	$11,926	20.2%
Trex Residential EBITDA	$70,964	$56,950	$14,014	24.6%
Trex Commercial EBITDA	$(52)	$2,036	$(2,088)	(102.6)%
Total EBITDA increased 20.2% to $70.9 million for the 2021 quarter compared to $59 million for the 2020 quarter. The increase was driven by a 24.6% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales. The increase was partially offset by a decrease in Trex Commercial EBITDA related to a decrease in gross margin.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2021 we had $8.2 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(142,574)	$(108,768)
Net cash used in investing activities	(57,800)	(20,597)
Net cash provided by (used in) financing activities	86,894	(14,129)

Net decrease in cash and cash equivalents	$(113,480)	$(143,494)

Operating Activities
Cash used in operations was $142.6 million during the 2021 three-month period compared to cash used in operations of $108.8 million during the 2020 three-month period. The increase in the use of cash flows in operations was primarily due to higher working capital investment in accounts receivable as a result of the increase in Trex Residential net sales.
Investing Activities
Capital expenditures in the 2021 three-month period were $58.1 million, primarily for capacity expansion at our Trex Residential facilities, general plant cost reduction initiatives and other production improvements.
Financing Activities
Net cash provided by financing activities of $86.9 million in the 2021 quarter consisted of net borrowings on our line of credit of $136 million offset by repurchases of our common stock of $49.6 million.

Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On March 12, 2020, the Company suspended repurchases of its common stock under the Stock Repurchase Program due to the volatility and uncertainty in the stock market associated with the
COVID-19
pandemic. As of March 31, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program. On October 30, 2020, the Company lifted the suspension of repurchases of its common stock under the Stock Repurchase Program.
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
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At March 31, 2021, we had $136 million in outstanding borrowings under the revolving credit facilities and borrowing capacity under the facilities of $214 million.
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
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
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
In addition, we believe our financial resources will allow us to manage the impact of the
COVID-19
pandemic on the Company’s business operations for the foreseeable future. However, as the impact of
COVID-19
continues to evolve, we will continue to evaluate our financial position and liquidity needs in light of future developments.
Capital Requirements.
In June 2019, we announced a new capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The new multi-year capital expenditure program is projected at approximately $200 million through the second quarter of 2021, and involves the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment will allow us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. The production lines at our new Virginia facility started coming online in the first quarter of 2021 and will continue to ramp up through the end of May, one month ahead of schedule. When completed, our capacity expansion program will increase our Trex Residential production capacity by approximately 70 percent when compared to 2019 volume levels. Our capital expenditure guidance for 2021 is $130 million to $150 million. In addition to the above, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels
. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at March 31, 2021 compared to inventory levels at March 31, 2020.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2021.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2021 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2021 – January 31, 2021	—	—	—	8,797,222
February 1, 2021 – February 28, 2021	201,212	$93.98	163,000	8,634,222
March 1, 2021 – March 31, 2021	341,275	$89.51	341,275	8,292,947

Quarterly period ended March 31, 2021	542,487		504,275

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 504,275 shares of its common stock under the Stock Repurchase Program during the three months ended March 31, 2021.

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
two-for-one
stock split.
Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Stockholders on May 6, 2021. Only holders of the Company’s common stock at the close of business on March 10, 2021 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 115,859,557 shares of common stock entitled to vote. A total of 106,720,188 shares of common stock (92.11%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on three proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 23, 2021. The final results for the votes regarding each proposal are set forth below.
Proposal 1:
The Company’s stockholders elected three directors to the Board to serve for a three-year term until the 2024 annual meeting of stockholders and until their successors are duly elected and qualified. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
James A. Cline	91,265,534	5,955,022	689,178	8,810,454
Bryan H. Fairbanks	95,701,457	1,660,017	548,260	8,810,454
Patricia B. Robinson	90,332,987	6,535,808	1,040,939	8,810,454
Gena C. Lovett	96,463,791	900,600	545,343	8,810,454
Proposal 2:
The Company’s stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 23, 2021. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
90,343,066	7,105,369	461,299	8,810,454
Proposal 3:
The Company’s stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2021. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
104,053,811	2,600,618	65,759	—

Item 6. Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 10, 2021	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

4.1	Third Amended and Restated Credit Agreement dated as of January 12, 2016 between the Company, as borrower; the subsidiaries of the Company as guarantors; Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and Letter of Credit Issuer; and certain other lenders arranged by Bank of America Merrill Lynch as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	January 14, 2016	001-14649

4.2	Revolver Note dated January 12, 2016 payable by the Company to Bank of America, N.A. in the amount of the lesser of $110,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	January 14, 2016	001-14649

4.3	Revolver Note dated January 12, 2016 payable by the Company to Citibank, N.A. in the amount of the lesser of $75,000,000 or the outstanding revolver advances made by Citibank, N.A.	8-K	4.3	January 14, 2016	001-14649

4.4	Revolver Note dated January 12, 2016 payable by the Company to Capital One, N.A. in the amount of the lesser of $35,000,000 or the outstanding revolver advances made by Capital One, N.A.	8-K	4.4	January 14, 2016	001-14649

4.5	Revolver Note dated January 12, 2016 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.5	January 14, 2016	001-14649

4.6	Third Amended and Restated Security and Pledge Agreement dated as of January 12, 2016 between the Company, as debtor, and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	January 14, 2016	001-14649

4.7	Assignment of Amended and Restated Credit Line Deed of Trust, Substitution of Trustee and Amendment, dated as of January 12, 2016, by and among the Company as grantor, PRLAP, INC, as trustee, and Bank of America, N.A., as Administrative Agent for Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property partially located in the County of Frederick, Virginia and partially located in the City of Winchester, Virginia.	8-K	4.7	January 14, 2016	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.8	Amended and Restated Deed of Trust, dated as of January 12, 2016, by and among the Company as grantor, First American Title Insurance Company, as trustee, and Bank of America, N.A., Citibank, N.A., Capital One, N.A., and SunTrust Bank, as Beneficiaries relating to real property located in the County of Fernley, Nevada.	8-K	4.8	January 14, 2016	001-14649

4.9	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.10	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.11	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.12	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.13	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.16	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.17	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.18	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

10.1**	Description of Management Compensatory Plans and Arrangements.	10-K	10.1	February 14, 2019	001-14649

10.2**	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan.	10-Q	10.4	November 2, 2020	001-14649

10.3**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors.	10-K	10.3	February 22, 2021	001-14649

10.4**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.1	July 29, 2019	001-14649

10.5**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.2	July 29, 2019	001-14649

10.6**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.3	July 29, 2019	001-14649

10.7**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.2	August 3, 2015	001-14649

10.8**	Change in Control Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline.	8-K	10.1	May 8, 2015	001-14649

10.9**	Change-in-Control Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.10**	Severance Agreement dated May 6, 2015 by and between Trex Company, Inc. and James E. Cline.	8-K	10.2	May 8, 2015	001-14649

10.11**	Amended and Restated Severance Agreement, dated as of February 21, 2020, by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

10.12**	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-K	10.16	February 21, 2017	001-14649

10.13**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.1	May 8, 2015	001-14649

10.14**	Form of Retention Agreement for Company Officers dated May 2, 2018.	10-Q	10.2	May 7, 2018	001-14649

10.15	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.16	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.17	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.18	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.19	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.