Form 10-Q
period 2021-06-30
TREX CO INC
filed 2021-08-02
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act):    Yes  ☐     No   ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 19, 2021 was 115,344,733 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$311,596	$220,648	$557,120	$421,043
Cost of sales	193,323	128,243	343,046	238,941

Gross profit	118,273	92,405	214,074	182,102
Selling, general and administrative expenses	35,916	29,009	67,229	63,571

Income from operations	82,357	63,396	146,845	118,531
Interest expense (income), net	13	(71)	10	(593)

Income before income taxes	82,344	63,467	146,835	119,124
Provision for income taxes	20,978	16,249	36,925	29,504

Net income	$61,366	$47,218	$109,910	$89,620

Basic earnings per common share	$0.53	$0.41	$0.95	$0.77

Basic weighted average common shares outstanding	115,362,757	115,733,934	115,512,231	115,996,494

Diluted earnings per common share	$0.53	$0.41	$0.95	$0.77

Diluted weighted average common shares outstanding	115,662,626	116,061,988	115,839,183	116,354,714

Comprehensive income	$61,366	$47,218	$109,910	$89,620

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,470	$121,701
Accounts receivable, net	263,863	106,748
Inventories	77,232	68,238
Prepaid expenses and other assets	30,386	25,310

Total current assets	376,951	321,997
Property, plant and equipment, net	404,990	336,537
Goodwill and other intangible assets, net	73,456	73,665
Operating lease assets	37,924	34,382
Other assets	5,499	3,911

Total assets	$898,820	$770,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,876	$38,622
Accrued expenses and other liabilities	73,780	62,331
Accrued warranty	5,400	5,400
Line of credit	49,500	—

Total current liabilities	171,556	106,353
Operating lease liabilities	31,441	28,579
Non-current accrued warranty	24,091	24,073
Deferred income taxes	22,956	22,956

Total liabilities	250,044	181,961

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,667,233 and 140,577,005 shares issued and 115,344,705 and 115,799,503 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,407	1,406
Additional paid-in capital	125,764	126,087
Retained earnings	847,221	737,311
Treasury stock, at cost, 25,322,528 and 24,777,502 shares at June 30, 2021 and December 31, 2020, respectively	(325,616)	(276,273)

Total stockholders’ equity	648,776	588,531

Total liabilities and stockholders’ equity	$898,820	$770,492

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on awards	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 2021	115,361,396	$1,406	$124,678	$785,855	25,281,777	$(321,796)	$590,143
Net income	—	—	—	61,366	—	—	61,366
Employee stock plans	20,341	—	400	—	—	—	400
Shares withheld for taxes on awards	(13,491)	—	(1,446)	—	—	—	(1,446)
Stock-based compensation	17,210	1	2,132	—	—	—	2,133
Repurchases of common stock	(40,751)	—	—	—	40,751	(3,820)	(3,820)

Balance, June 30, 2021	115,344,705	$1,407	$125,764	$847,221	25,322,528	$(325,616)	$648,776

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net income	—	—	—	42,402	—	—	42,402
Employee stock plans	32,772	—	299	—	—	—	299
Shares withheld for taxes on awards	(76,284)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	152,408	—	2,775	—	—	—	2,775
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,072)	(39,072)

Balance, March 31, 2020	115,706,320	$1,404	$122,512	$604,082	24,777,502	$(276,275)	$451,723
Net income	—	—	—	47,218	—	—	47,218
Employee stock plans	16,412	—	391	—	—	—	391
Shares withheld for taxes on awards	(24,786)	—	(1,199)	—	—	—	(1,199)
Stock-based compensation	58,060	2	1,526	—	—	—	1,528

Balance, June 30, 2020	115,756,006	$1,406	$123,230	$651,300	24,777,502	$(276,275)	$499,661

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$109,910	$89,620
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,702	7,915
Stock-based compensation	4,308	4,303
Gain on disposal of property, plant and equipment	(1,083)	(134)
Other non-cash adjustments	(226)	(233)
Changes in operating assets and liabilities:
Accounts receivable	(157,117)	(171,220)
Inventories	(8,994)	6,457
Prepaid expenses and other assets	(6,878)	(2,335)
Accounts payable	14,907	12,195
Accrued expenses and other liabilities	10,763	(591)
Income taxes receivable/payable	466	21,691

Net cash used in operating activities	(18,242)	(32,332)

Investing Activities
Expenditures for property, plant and equipment	(94,831)	(62,613)
Proceeds from sales of property, plant and equipment	1,314	2,146

Net cash used in investing activities	(93,517)	(60,467)

Financing Activities
Borrowings under line of credit	286,000	173,000
Principal payments under line of credit	(236,500)	(173,000)
Repurchases of common stock	(54,832)	(44,124)
Financing costs	—	(361)
Proceeds from employee stock purchase and option plans	860	688

Net cash used in financing activities	(4,472)	(43,797)

Net decrease in cash and cash equivalents	(116,231)	(136,596)
Cash and cash equivalents, beginning of period	121,701	148,833

Cash and cash equivalents, end of period	$5,470	$12,237

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$—	$143
Cash paid for income taxes, net	$36,457	$7,813
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2021 and June 30, 2020
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
The unaudited consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. As of the date of this report, the Company has not experienced any material disruptions to its operations, production or its supply chain and has not experienced any material reduction in demand for its Trex Residential outdoor living products due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration of the macro-economic recovery remains uncertain. The Company is managing its business to ensure continuity of its operations and the safety of its employees.
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$48,060	$39,048
Raw materials	44,410	44,475

Total FIFO (first-in, first-out) inventories	92,470	83,523
Reserve to adjust inventories to LIFO value	(16,821)	(16,821)

Total LIFO inventories	$75,649	$66,702

The Company utilizes the LIFO method of accounting to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of June 30, 2021, there were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2021.
Inventories valued at lower of cost (FIFO method) and net realizable value were $1.6 million at June 30, 2021 and $1.5 million at December 31, 2020, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$8,641	$7,285
Revenues in excess of billings	14,150	8,879
Income tax receivable	7,382	7,823
Other	213	1,323

Total prepaid expenses and other assets	$30,386	$25,310

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at June 30, 2021 and December 31, 2020 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names. At June 30, 2021 and December 31, 2020, intangible assets were $6.3 million and accumulated amortization was $1.3 million and $1.1 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2021 and June 30, 2020 was $0.2 million and $0.2 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Sales and marketing	$36,753	$22,938
Compensation and benefits	18,484	21,156
Income taxes	414	389
Operating lease liabilities	7,323	6,708
Manufacturing costs	3,251	3,641
Billings in excess of revenues	999	1,244
Customer deposits	582	1,174
Other	5,974	5,081

Total accrued expenses and other liabilities	$73,780	$62,331

9.	DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had $49.5 million in outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $300.5 million at June 30, 2021.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 9 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the six months ended June 30, 2021 and June 30, 2020, total operating lease expense was $4.1 million and $4.3 million, respectively. The weighted average remaining lease term at June 30, 2021 and December 31, 2020 was 6.2 years and 5.6 years, respectively. The weighted average discount rate at June 30, 2021 and December 31, 2020 was 2.49% and 3.47%, respectively.
The following table includes supplemental cash flow information for the six months ended June 30, 2021 and June 30, 2020 and supplemental balance sheet information at June 30, 2021 and December 31, 2020 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,131	$4,258
Operating ROU assets obtained in exchange for lease liabilities	$7,047	$290

Supplemental balance sheet information	June 30, 2021	December 31, 2020
Operating lease ROU assets	$37,924	$34,382

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,323	$6,708
Operating lease liabilities	31,441	28,579

Total operating lease liabilities	$38,764	$35,287

The following table summarizes maturities of operating lease liabilities at June 30, 2021 (in thousands):

Maturities of operating lease liabilities
2021	$4,132
2022	7,808
2023	6,833
2024	6,475
2025	4,524
Thereafter	12,043

Total lease payments	41,815
Less imputed interest	(3,051)

Total operating lease liabilities	$38,764

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$61,366	$47,218	$109,910	$89,620

Denominator:
Basic weighted average shares outstanding	115,362,757	115,733,934	115,512,231	115,996,494
Effect of dilutive securities:
Stock appreciation rights and options	193,466	179,742	200,263	180,594
Restricted stock	106,403	148,312	126,689	177,626

Diluted weighted average shares outstanding	115,662,626	116,061,988	115,839,183	116,354,714

Basic earnings per share	$0.53	$0.41	$0.95	$0.77

Diluted earnings per share	$0.53	$0.41	$0.95	$0.77

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock appreciation rights	15,029	39,584	11,105	28,928
Restricted stock	—	—	11,540	—
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of June 30, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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

Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $49.4 million as of June 30, 2021. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months and six months ended June 30, 2021 and June 30, 2020, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$298,632	$—	$298,632
Products transferred over time and fixed price contracts	—	12,964	12,964

	$298,632	$12,964	$311,596

Three Months Ended June 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$208,877	$—	$208,877
Products transferred over time and fixed price contracts	—	11,771	11,771

	$208,777	$11,771	$220,648

Six Months Ended June 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$531,702	$—	$531,702
Products transferred over time and fixed price contracts	—	25,418	25,418

	$531,702	$25,418	$557,120

Six Months Ended June 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$395,751	$—	$395,751
Products transferred over time and fixed price contracts	—	25,292	25,292

	$395,751	$25,292	$421,043

14.	STOCK-BASED COMPENSATION
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
and as of June 30, 2021, the total number of shares available for future issuance is
11,174,363.
The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2021:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	23,568	$103.80
Performance-based restricted stock units (a)	36,522	$86.26
Stock appreciation rights	15,029	$104.56

(a)
Includes 26,511 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2021, and adjustments of 4,813, (887) and 6,085 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2020, 2019, and 2018, respectivel
y
.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2021 and June 30, 2020 the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Weighted-average fair value of grants	$51.84	$17.69
Dividend yield	0%	0%
Average risk-free interest rate	0.6%	1.3%
Expected term (years)	5	5
Expected volatility	58.7%	38.2%
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
The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock appreciation rights	$144	$96	$258	$450
Time-based restricted stock and restricted stock units	754	671	1,441	1,928
Performance-based restricted stock and restricted stock units	1,165	562	2,440	1,695
Employee stock purchase plan	69	200	169	230

Total stock-based compensation	$2,132	$1,529	$4,308	$4,303

Total unrecognized compensation cost related to unvested awards as of June 30, 2021 was $10.1 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the six months ended June 30, 2021 was 25.1% and was comparable to the effective tax rate for the six months ended June 30, 2020 of 24.8%. Income tax expense for the six months ended June 30, 2021 and June 30, 2020 was $36.9 million and $29.5 million, respectively.
During the six months ended June 30, 2021 and June 30, 2020, the Company realized $1.2 million and $1.1 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2021, the Company maintains a valuation allowance of $2.8 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. As of June 30, 2021, for certain tax jurisdictions tax years 2017 through 2020 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and six months ended June 30, 2021 and June 30, 2020 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$298,632	$12,964	$311,596	$208,877	$11,771	$220,648
Net income	$61,089	$277	$61,366	$45,912	$1,306	$47,218
EBITDA	$91,008	$627	$91,635	$65,495	$1,964	$67,459
Depreciation and amortization	$9,020	$258	$9,278	$3,865	$198	$4,063
Income tax expense	$20,886	$92	$20,978	$15,789	$460	$16,249
Capital expenditures	$36,514	$224	$36,738	$39,610	$270	$39,880
Total assets	$807,713	$91,107	$898,820	$577,684	$93,306	$670,990

Reconciliation of Net Income to EBITDA:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$61,089	$277	$61,366	$45,912	$1,306	$47,218
Interest expense (income), net	13	—	13	(71)	—	(71)
Income tax expense	20,886	92	20,978	15,789	460	16,249
Depreciation and amortization	9,020	258	9,278	3,865	198	4,063

EBITDA	$91,008	$627	$91,635	$65,495	$1,964	$67,459

Segment Data:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$531,702	$25,418	$557,120	$395,751	$25,292	$421,043
Net income	$109,833	$77	$109,910	$86,932	$2,688	$89,620
EBITDA	$161,973	$575	$162,548	$122,445	$4,001	$126,446
Depreciation and amortization	$15,231	$472	$15,703	$7,529	$386	$7,915
Income tax expense	$36,899	$26	$36,925	$28,577	$927	$29,504
Capital expenditures	$93,077	$1,754	$94,831	$62,026	$587	$62,613
Total assets	$807,713	$91,107	$898,820	$577,684	$93,306	$670,990
Reconciliation of Net Income to EBITDA:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$109,833	$77	$109,910	$86,932	$2,688	$89,620
Interest expense (income), net	10	—	10	(593)	—	(593)
Income tax expense	36,899	26	36,925	28,577	927	29,504
Depreciation and amortization	15,231	472	15,703	7,529	386	7,915

EBITDA	$161,973	$575	$162,548	$122,445	$4,001	$126,446

17.	SEASONALITY
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
The number of incoming claims received in the six months ended June 30, 2021, was lower than the number of claims received in the six months ended June 30, 2020 and consistent with the Company’s expectations for 2021. Average cost per claim experienced in the six months ended June 30, 2021 was higher than that experienced in the six months ended June 30, 2020 but was consistent with the Company’s expectations for the current year. The Company estimates that average cost per claim will increase in future years, primarily due to inflation. The Company believes its reserve at June 30, 2021 is sufficient to cover future surface flaking obligations.
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
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	2,429	2,429
Settlements made during the period	(1,536)	(875)	(2,411)

Ending balance, June 30	$19,789	$9,702	$29,491

	Six Months Ended June 30, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	—	946	946
Settlements made during the period	(1,700)	(611)	(2,311)

Ending balance, June 30	$17,324	$6,805	$24,129

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
Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of the Company’s manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was temporarily off-line
while damage to the building’s electrical systems was addressed. The Company has insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales and will file respective claims with its insurance company.

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
NOTE ON FORWARD-LOOKING STATEMENTS
This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC, and the factor discussed under “Item 1A. Risk Factors” in this Quarterly Report on Form
10-Q.
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

Highlights for the three months ended June 30, 2021:

•	Increase in net sales of 41.2%, or $90.9 million, to $311.6 million for the three months ended June 30, 2021 compared to $220.6 million for the three months ended June 30, 2020.

•
Increase in net income to $61.4 million, or $0.53 per diluted share, for the three months ended June 30, 2021 compared to $47.2 million, or $0.41 per diluted share, for the three months ended June 30, 2020.

•
Increase in EBITDA (earnings before interest, income tax and depreciation and amortization) of 35.8%, or $24.2 million, to $91.6 million for the three months ended June 30, 2021 compared to $67.5 million for the three months ended June 30, 2020.

•	Capital expenditures of $36.7 million, primarily to increase production capacity at the Trex Residential facilities and for cost reduction initiatives and other production improvements.
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
The number of incoming claims received in the six months ended June 30, 2021 was lower than the number of claims received in the six months ended June 30, 2020 and consistent with our expectations for 2021. Average cost per claim experienced in the six months ended June 30, 2021 was higher than that experienced in the six months ended June 30, 2020 but was consistent with expectations for the current year. We estimate that average cost per claim will increase in future years, primarily due to inflation.
We believe the reserve at June 30, 2021 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
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
The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2021	2020
Claims open, beginning of period	1,799	1,724
Claims received (1)	523	782
Claims resolved (2)	(515)	(572)

Claims open, end of period	1,807	1,934

Average cost per claim (3)	$3,610	$3,263

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
COVID-19.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic increased the level of volatility and uncertainty globally and created macroeconomic disruption. We have not experienced any material disruptions to our operations, production, supply chain, or any material reduction in demand for our Trex Residential outdoor living products due to the
COVID-19
pandemic. However, the pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration of the macro-economic recovery remains uncertain. We are managing our business to ensure the continuity of our operations and the safety of our employees.
Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of the Company’s manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was temporarily off-line
while damage to the building’s electrical systems was addressed. The Company has insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales and will file respective claims with its insurance company.

RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2021 (2021 quarter) compared to the three months ended June 30, 2020 (2020 quarter), and for the six months ended June 30, 2021 (2021 six-month
period) compared to the six months ended June 30, 2020 (2020 six-month
period).
Three Months Ended June 30, 2021 Compared To The Three Months Ended June 30, 2020
Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$311,596	$220,648	$90,948	41.2%
Trex Residential net sales	$298,632	$208,877	$89,755	43.0%
Trex Commercial net sales	$12,964	$11,771	$1,193	10.1%
Total net sales increased by 41.2% in the 2021 quarter compared to the 2020 quarter reflecting a 43.0% increase in Trex Residential net sales and a 10.1% increase in Trex Commercial net sales. The increase in net sales was substantially all due to volume growth across all Trex Residential product lines. Our capacity expansion program that delivered a 70% improvement over 2019 levels was fully operational as of the end of May 2021 enabling our ability to capture additional growth. However, labor shortages impacted the extent of that growth. Sustained broad-based demand for Trex Residential products and market share gains from wood drove volume growth in the 2021 quarter. Demand was driven by continued strong, secular trends across Trex Residential’s outdoor living products. The increase also reflects a price increase that was effective on January 1, 2021 to address inflationary pressures in key raw materials and transportation.
Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$193,323	$128,243	$65,080	50.7%
% of total net sales	62.0%	58.1%
Gross profit	$118,273	$92,405	$25,868	28.0%
Gross margin	38.0%	41.9%
Gross profit as a percentage of net sales, gross margin, was 38.0% in the 2021 quarter compared to 41.9% in the 2020 quarter. Gross margin for Trex Residential and Trex Commercial was 38.7% and 21.6%, respectively, in the 2021 quarter compared to 42.5% and 30.7%, respectively, in the 2020 quarter. Gross margin was unfavorably impacted primarily by inflationary pressures on key raw materials and transportation, and by start-up
costs and increased depreciation related to the capacity expansion program at Trex Residential. The decrease in gross margin was partially offset by the price increase that was effective January 1, 2021 on certain product lines at Trex Residential.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$35,916	$29,009	$6,907	23.8%
% of total net sales	11.5%	13.2%
Selling, general and administrative expenses in the 2021 quarter increased compared to the 2020 quarter primarily due to a $4.6 million increase in personnel related expenses and a $1.5 million increase in branding and advertising spend and travel and entertainment expenses, as the impacts from
COVID-19
lessened.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$20,978	$16,249	$4,729	29.1%
Effective tax rate	25.5%	25.6%
The effective tax rate for the 2021 quarter of 25.5% was relatively unchanged compared to the effective tax rate of 25.6% for the 2020 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$61,089	$277	$61,366
Interest expense, net	13	—	13
Income tax expense	20,886	92	20,978
Depreciation and amortization	9,020	258	9,278

EBITDA	$91,008	$627	$91,635

	Three Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$45,912	$1,306	$47,218
Interest income, net	(71)	—	(71)
Income tax expense	15,789	460	16,249
Depreciation and amortization	3,865	198	4,063

EBITDA	$65,495	$1,964	$67,459

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$91,635	$67,459	$24,176	35.8%
Trex Residential EBITDA	$91,008	$65,495	$25,513	39.0%
Trex Commercial EBITDA	$627	$1,964	$(1,337)	(68.1)%
Total EBITDA increased 35.8% to $91.6 million for the 2021 quarter compared to $67.5 million for the 2020 quarter. The increase was driven by a 39.0% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales.

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

Six Months Ended June 30, 2021 Compared To The Six Months Ended June 30, 2020
Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$557,120	$421,043	$136,077	32.3%
Trex Residential net sales	$531,702	$395,751	$135,951	34.4%
Trex Commercial net sales	$25,418	$25,292	$126	0.5%
The 32.3% increase in total net sales in the 2021
six-month
period compared to the 2020
six-month
period was substantially all due to volume growth at Trex Residential across all product lines. The increase of 34.4% in Trex Residential net sales during the 2021 six-month
period was primarily driven by sustained broad-based demand and market share gains from wood. Our capacity expansion program that delivered a 70% improvement over 2019 levels was fully operational as of the end of May 2021 enabling our ability to capture additional growth. The increase in net sales at Trex Residential was also impacted by our price increase that was effective January 1, 2021 to address inflationary pressures across many key raw materials and transportation.
Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$343,046	$238,941	$104,105	43.6%
% of total net sales	61.6%	56.8%
Gross profit	$214,074	$182,102	$31,972	17.6%
Gross margin	38.4%	43.3%
Gross profit as a percentage of net sales, gross margin, was 38.4% in the 2021 six-month
period compared to 43.3% in the 2020
six-month
period. Gross margin for Trex Residential and Trex Commercial products in the 2021 six-month
period were 39.3% and 19.4%, respectively, compared to 44.0% and 32.3%, respectively, in the 2020 six-month
period. Gross margin at Trex Residential in the 2021
six-month
period was unfavorably impacted by inflationary pressures on key raw materials and transportation, by start-up
costs and increased depreciation related to the capacity expansion program at Trex Residential, and by reduced overhead absorption due to the fire at the Virginia facility. The decrease in gross margin was partially offset by the price increase that was effective January 1, 2021 on certain product lines at Trex Residential.
Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$67,229	$63,571	$3,658	5.8%
% of total net sales	12.1%	15.1%
The $3.7 million increase in selling, general and administrative expenses in the 2021 six-month
period compared to the 2020
six-month
period resulted primarily from a $4.2 million increase in personnel related expenses and a $1.4 million increase in other selling, general and administrative expenses, offset by a $2.1 million decrease in branding expenses driven by disciplined spending as the impacts of
COVID-19
played out during the first quarter.
Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$36,925	$29,504	$7,421	25.2%
Effective tax rate	25.1%	24.8%

The effective tax rate for the 2021
six-month
period was comparable to the effective tax rate for the 2020 six-month
period.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Six Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$109,833	$77	$109,910
Interest expense, net	10	—	10
Income tax expense	36,899	26	36,925
Depreciation and amortization	15,231	472	15,703

EBITDA	$161,973	$575	$162,548

	Six Months Ended June 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$86,932	$2,688	$89,620
Interest income, net	(593)	—	(593)
Income tax expense	28,577	927	29,504
Depreciation and amortization	7,529	386	7,915

EBITDA	$122,445	$4,001	$126,446

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$162,548	$126,446	$36,102	28.6%
Trex Residential EBITDA	$161,973	$122,445	$39,528	32.3%
Trex Commercial EBITDA	$575	$4,001	$(3,426)	(85.6)%
Total EBITDA increased 28.6% to $162.5 million for the 2021
six-month
period compared to $126.4 million for the 2020
six-month
period. The increase was driven by a 32.3% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2021 we had $5.5 million of cash and cash equivalents.

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

S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(18,242)	$(32,332)
Net cash used in investing activities	(93,517)	(60,467)
Net cash used in financing activities	(4,472)	(43,797)

Net decrease in cash and cash equivalents	$(116,231)	$(136,596)

Operating Activities
Cash used in operating activities was $18.2 million during the 2021 six-month.
The use of cash flows in operations was primarily due to higher working capital investment in accounts receivable as a result of the increase in Trex Residential net sales. The majority of the accounts receivable balance at June 30, 2021, will be collected in the third quarter. Cash used in operating activities was offset by the increase in net income primarily from the increase in net sales at Trex Residential.
Investing Activities
Capital expenditures in the 2021
six-month
period consisted primarily of $44.8 million in capacity expansion at our Trex Residential facilities, $28.6 million in general plant cost reduction initiatives and other production improvements and $4.9 million in other non-production
expenditures.
Financing Activities
Net cash used in financing activities of $4.5 million in the 2021 six-month
period consisted of repurchases of our common stock of $54.8 million, offset by net borrowings on our line of credit of $49.5 million.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of June 30, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At June 30, 2021, we had $49.5 million in outstanding borrowings under the revolving credit facilities and borrowing capacity under the facilities of $300.5 million.
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
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
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
Capital Requirements.
In June 2019, we announced a $200 million capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The program involved the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment allows us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. The production lines at our new Virginia facility started coming online in the first quarter of 2021 and were fully operational at the end of May. Our capacity expansion program increased our Trex Residential production capacity by approximately 70 percent when compared to 2019 volume levels.
Our capital expenditure guidance for 2021 is $130 million to $150 million. In addition to our capital expenditure program, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
Inventory in Distribution Channels
. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales. We cannot definitively determine the level of inventory in the distribution channels at any time. We are not aware of any significant increases in the levels of inventory in the distribution channels at June 30, 2021 compared to inventory levels at June 30, 2020.
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
10-K
for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2021.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month
period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2021 - April 30, 2021	—	—	—	8,292,947
May 1, 2021 - May 31, 2021	13,491	$107.15	—	8,292,947
June 1, 2021 - June 30, 2021	40,751	$93.73	40,751	8,252,196

Quarterly period ended June 30, 2021	54,242		40,751

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 40,751 shares of its common stock under the Stock Repurchase Program during the three months ended June 30, 2021.

Item 5.     Other Information
Restated Certificate of Incorporation
On July 28, 2021, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State which restated and integrated all prior amendments to the Company’s existing Restated Certificate of Incorporation. The Restated Certificate of Incorporation was merely a consolidation and did not substantively modify any provisions of the existing Restated Certificate of Incorporation, as amended. Such newly filed Restated Certificate of Incorporation is filed as Exhibit 3.6 to this Form
10-Q.
Item 6.     Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 2, 2021	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
( Duly Authorized Officer and Principal Financial Officer )

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6*	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.

3.7	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.