Form 10-Q
period 2021-09-30
TREX CO INC
filed 2021-11-08
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act):    Yes
☐
    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 2
5
, 2021 was 115,117,121 shares.

TREX COMPANY, INC.
INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months ended September 30, 2021 and September 30, 2020 (unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2021 and September 30, 2020 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and September 30, 2020 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$335,872	$231,502	$892,991	$652,545
Cost of sales	207,622	146,538	550,668	385,479

Gross profit	128,250	84,964	342,323	267,066
Selling, general and administrative expenses	30,154	28,027	97,383	91,598

Income from operations	98,096	56,937	244,940	175,468
Interest income, net	(10)	(208)	—	(801)

Income before income taxes	98,106	57,145	244,940	176,269
Provision for income taxes	24,311	14,435	61,235	43,938

Net income	$73,795	$42,710	$183,705	$132,331

Basic earnings per common share	$0.64	$0.37	$1.59	$1.14

Basic weighted average common shares outstanding	115,344,015	115,773,030	115,455,543	115,921,463

Diluted earnings per common share	$0.64	$0.37	$1.59	$1.14

Diluted weighted average common shares outstanding	115,625,760	116,134,623	115,767,426	116,280,807

Comprehensive income	$73,795	$42,710	$183,705	$132,331

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$54,042	$121,701
Accounts receivable, net	265,560	106,748
Inventories	73,636	68,238
Prepaid expenses and other assets	19,782	25,310

Total current assets	413,020	321,997
Property, plant and equipment, net	424,974	336,537
Goodwill and other intangible assets, net	73,351	73,665
Operating lease assets	36,137	34,382
Other assets	5,969	3,911

Total assets	$953,451	$770,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,415	$38,622
Accrued expenses and other liabilities	105,193	62,331
Accrued warranty	5,400	5,400
Line of credit	—	—

Total current liabilities	156,008	106,353
Operating lease liabilities	29,716	28,579
Non-current accrued warranty	23,962	24,073
Deferred income taxes	22,956	22,956

Total liabilities	232,642	181,961

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,703,442 and 140,577,005 shares issued and 115,349,226 and 115,799,503 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,407	1,406
Additional paid-in capital	126,956	126,087
Retained earnings	921,016	737,311
Treasury stock, at cost, 25,354,216 and 24,777,502 shares at September 30, 2021 and December 31, 2020, respectively	(328,570)	(276,273)

Total stockholders’ equity	720,809	588,531

Total liabilities and stockholders’ equity	$953,451	$770,492

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on awards	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 2021	115,361,396	$1,406	$124,678	$785,855	25,281,777	$(321,796)	$590,143
Net income	—	—	—	61,366	—	—	61,366
Employee stock plans	20,341	—	400	—	—	—	400
Shares withheld for taxes on awards	(13,491)	—	(1,446)	—	—	—	(1,446)
Stock-based compensation	17,210	1	2,132	—	—	—	2,133
Repurchases of common stock	(40,751)	—	—	—	40,751	(3,820)	(3,820)

Balance, June 30, 2021	115,344,705	$1,407	$125,764	$847,221	25,322,528	$(325,616)	$648,776
Net income	—	—	—	73,795	—	—	73,795
Employee stock plans	36,590	—	464	—	—	—	464
Shares withheld for taxes on awards	(10,946)	—	(1,159)	—	—	—	(1,159)
Stock-based compensation	10,565	—	1,887	—	—	—	1,887
Repurchases of common stock	(31,688)	—	—	—	31,688	(2,954)	(2,954)

Balance, September 30, 2021	115,349,226	$1,407	$126,956	$921,016	25,354,216	$(328,570)	$720,809

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net income	—	—	—	42,402	—	—	42,402
Employee stock plans	32,772	—	299	—	—	—	299
Shares withheld for taxes on awards	(76,284)	—	(3,856)	—	—	—	(3,856)
Stock-based compensation	152,408	—	2,775	—	—	—	2,775
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,072)	(39,072)

Balance, March 31, 2020	115,706,320	$1,404	$122,512	$604,082	24,777,502	$(276,275)	$451,723
Net income	—	—	—	47,218	—	—	47,218
Employee stock plans	16,412	—	391	—	—	—	391
Shares withheld for taxes on awards	(24,786)	—	(1,199)	—	—	—	(1,199)
Stock-based compensation	58,060	1	1,527	—	—	—	1,528

Balance, June 30, 2020	115,756,006	$1,405	$123,231	$651,300	24,777,502	$(276,275)	$499,661
Net income	—	—	—	42,710	—	—	42,710
Employee stock plans	6,559	—	390	—	—	—	390
Shares withheld for taxes on awards	(4,486)	—	(313)	—	—	—	(313)
Stock-based compensation	27,594	1	1,615	—	—	—	1,616

Balance, September 30, 2020	115,785,673	$1,406	$124,923	$694,010	24,777,502	$(276,275)	$544,064

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$183,705	$132,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,604	12,450
Stock-based compensation	6,195	5,919
Gain on disposal of property, plant and equipment	(1,057)	(138)
Other non-cash adjustments	(40)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(158,813)	(174,954)
Inventories	(5,399)	4,525
Prepaid expenses and other assets	(4,311)	(694)
Accounts payable	17,219	14,447
Accrued expenses and other liabilities	28,472	13,286
Income taxes receivable/payable	21,484	5,370

Net cash provided by operating activities	113,059	12,514

Investing Activities
Expenditures for property, plant and equipment	(124,451)	(99,696)
Proceeds from sales of property, plant and equipment	1,355	2,150

Net cash used in investing activities	(123,096)	(97,546)

Financing Activities
Borrowings under line of credit	416,000	235,000
Principal payments under line of credit	(416,000)	(235,000)
Repurchases of common stock	(58,945)	(44,437)
Financing costs	—	(361)
Proceeds from employee stock purchase and option plans	1,323	1,078

Net cash used in financing activities	(57,622)	(43,720)

Net decrease in cash and cash equivalents	(67,659)	(128,752)
Cash and cash equivalents, beginning of period	121,701	148,833

Cash and cash equivalents, end of period	$54,042	$20,081

Supplemental Disclosure:
Cash paid for interest, net of amounts capitalized	$—	$155
Cash paid for income taxes, net	$39,750	$38,567
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2021 and September 30, 2020
(Unaudited)

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Company) is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
, with nearly 30 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company is incorporated in Delaware. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
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
The unaudited consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. As of the date of this report, the Company has not experienced any material disruptions to its operations, production, or its supply chain due to the
COVID-19
pandemic. The pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration and extent of the recovery remains uncertain. The Company is managing its business to ensure the continuity of its operations and the safety of its employees. Trex Residential has not experienced any decline in demand for its outdoor living products. Trex Commercial has not experienced any material reduction to its net sales as it has continued to execute on pre-pandemic
projects. However, measures taken to contain the spread of the virus have influenced new project commitments. The Company continues to assess if the impact on project commitments will adversely affect Trex Commercial’s financial condition and results of operations in future periods.
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$43,212	$39,048
Raw materials	43,882	44,475

Total FIFO (first-in, first-out) inventories	87,094	83,523
Reserve to adjust inventories to LIFO value	(16,821)	(16,821)

Total LIFO inventories	$70,273	$66,702

The Company utilizes the LIFO method of accounting to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. As of September 30, 2021, there were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2021.
Inventories valued at lower of cost (FIFO method) and net realizable value were $3.4 million at September 30, 2021 and $1.5 million at December 31, 2020, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$9,195	$7,285
Revenues in excess of billings	10,094	8,879
Income tax receivable	—	7,823
Other	493	1,323

Total prepaid expenses and other assets	$19,782	$25,310

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill by reportable segment at September 30, 2021 and December 31, 2020 was $14.2 million for Trex Residential and $54.3 million for Trex Commercial.
The Company’s intangible assets consist of domain names. At September 30, 2021 and December 31, 2020, intangible assets were $6.3 million and accumulated amortization was $1.4 million and $1.1 million, respectively. Intangible asse
t

amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2021 and September 30, 2020 was $0.3 million and $0.3 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Sales and marketing	$51,596	$22,938
Compensation and benefits	21,421	21,156
Income taxes	14,050	389
Operating lease liabilities	7,221	6,708
Manufacturing costs	4,175	3,641
Billings in excess of revenues	1,923	1,244
Customer deposits	577	1,174
Other	4,230	5,081

Total accrued expenses and other liabilities	$105,193	$62,331

9.	DEBT
The Company’s outstanding debt consists of a revolving credit facility. The Company had no outstanding borrowings under its revolving credit facility and remaining available borrowing capacity of $300 million at September 30, 2021.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the nine months ended September 30, 2021 and September 30, 2020, total operating lease expense was $6.1 million and $6.3 million, respectively. The weighted average remaining lease term at September 30, 2021 and December 31, 2020 was 6 years and 5.6 years, respectively. The weighted average discount rate at September 30, 2021 and December 31, 2020 was 2.49% and 3.47%, respectively.
The following table includes supplemental cash flow information for the nine months ended September 30, 2021 and September 30, 2020 and supplemental balance sheet information at September 30, 2021 and December 31, 2020 related to operating leases (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$6,196	$6,506
Operating ROU assets obtained in exchange for lease liabilities	$7,047	$2,254

Supplemental balance sheet information	September 30, 2021	December 31, 2020
Operating lease ROU assets	$36,137	$34,382

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,221	$6,708
Operating lease liabilities	29,716	28,579

Total operating lease liabilities	$36,937	$35,287

The following table summarizes maturities of operating lease liabilities at September 30, 2021 (in thousands):

Maturities of operating lease liabilities
2021	$2,067
2022	7,808
2023	6,833
2024	6,475
2025	4,523
Thereafter	12,044

Total lease payments	39,750
Less imputed interest	(2,813)

Total operating lease liabilities	$36,937

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income available to common shareholders	$73,795	$42,710	$183,705	$132,331

Denominator:
Basic weighted average shares outstanding	115,344,015	115,773,030	115,455,543	115,921,463
Effect of dilutive securities:
Stock appreciation rights and options	171,514	202,113	190,680	187,767
Restricted stock	110,231	159,480	121,203	171,577

Diluted weighted average shares outstanding	115,625,760	116,134,623	115,767,426	116,280,807

Basic earnings per share	$0.64	$0.37	$1.59	$1.14

Diluted earnings per share	$0.64	$0.37	$1.59	$1.14

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock appreciation rights	14,409	390	12,206	19,415
Restricted stock	1,844	—	8,308	—
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of September 30, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
wood-alternative composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied, and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements.
Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $43.5 million as of September 30, 2021. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.

For the three months and nine months ended September 30, 2021 and September 30, 2020, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended September 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$319,207	$—	$319,207
Products transferred over time and fixed price contracts	—	16,665	16,665

	$319,207	$16,665	$335,872

Three Months Ended September 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$218,435	$—	$218,435
Products transferred over time and fixed price contracts	—	13,067	13,067

	$218,435	$13,067	$231,502

Nine Months Ended September 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$850,909	$—	$850,909
Products transferred over time and fixed price contracts	—	42,082	42,082

	$850,909	$42,082	$892,991

Nine Months Ended September 30, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$614,187	$—	$614,187
Products transferred over time and fixed price contracts	—	38,358	38,358

	$614,187	$38,358	$652,545

14.	STOCK-BASED COMPENSATION

The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by the Company’s stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan was subsequently amended and restated by the Company’s Board of Directors in May 2014 and May 2018. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 25,680,000 and as of September 30, 2021, the total number of shares available for future issuance is 11,143,269.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2021:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	33,442	$101.28
Performance-based restricted stock units (a)	36,522	$86.26
Stock appreciation rights	15,029	$104.56

(a)
Includes 26,511 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2021, and adjustments of 4,813, (887) and 6,085 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2020, 2019, and 2018, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2021 and September 30, 2020 the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Weighted-average fair value of grants	$51.84	$17.81
Dividend yield	0%	0%
Average risk-free interest rate	0.6%	1.3%
Expected term (years)	5	5
Expected volatility	58.7%	38.3%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock appreciation rights	$94	$99	$352	$548
Time-based restricted stock and restricted stock units	692	663	2,133	2,590
Performance-based restricted stock and restricted stock units	1,047	774	3,487	2,471
Employee stock purchase plan	54	79	223	310

Total stock-based compensation	$1,887	$1,615	$6,195	$5,919

Total unrecognized compensation cost related to unvested awards as of September 30, 2021 was $8.8 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the nine months ended September 30, 2021 was 25% and was comparable to the effective tax rate for the nine months ended September 30, 2020 of 24.9%. Income tax expense for the nine months ended September 30, 2021 and September 30, 2020 was $61.2 million and $43.9 million, respectively.
During the nine months ended September 30, 2021 and September 30, 2020, the Company realized $2.1 million and $1.4 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2021, the Company maintains a valuation allowance of $2.8 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. As of September 30, 2021, for certain tax jurisdictions tax years 2017 through 2020 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and nine months ended September 30, 2021 and September 30, 2020 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$319,207	$16,665	$335,872	$218,435	$13,067	$231,502
Net income	$72,603	$1,192	$73,795	$42,225	$485	$42,710
EBITDA	$106,135	$1,862	$107,997	$60,619	$853	$61,472
Depreciation and amortization	$9,643	$258	$9,901	$4,326	$209	$4,535
Income tax expense	$23,899	$412	$24,311	$14,276	$159	$14,435
Capital expenditures	$29,554	$66	$29,620	$36,887	$197	$37,084
Total assets	$858,330	$95,121	$953,451	$624,904	$93,331	$718,235
Reconciliation of Net Income to EBITDA:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$72,603	$1,192	$73,795	$42,225	$485	$42,710
Interest income, net	(10)	—	(10)	(208)	—	(208)
Income tax expense	23,899	412	24,311	14,276	159	14,435
Depreciation and amortization	9,643	258	9,901	4,326	209	4,535

EBITDA	$106,135	$1,862	$107,997	$60,619	$853	$61,472

Segment Data:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$850,909	$42,082	$892,991	$614,187	$38,358	$652,545
Net income	$182,437	$1,268	$183,705	$129,157	$3,174	$132,331
EBITDA	$268,107	$2,437	$270,544	$183,064	$4,854	$187,918
Depreciation and amortization	$24,873	$731	$25,604	$11,855	$595	$12,450
Income tax expense	$60,797	$438	$61,235	$42,853	$1,085	$43,938
Capital expenditures	$122,631	$1,820	$124,451	$98,913	$783	$99,696
Total assets	$858,330	$95,121	$953,451	$624,904	$93,331	$718,235
Reconciliation of Net Income to EBITDA:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income	$182,437	$1,268	$183,705	$129,157	$3,174	$132,331
Interest income, net	—	—	—	(801)	—	(801)
Income tax expense	60,797	438	61,235	42,853	1,085	43,938
Depreciation and amortization	24,873	731	25,604	11,855	595	12,450

EBITDA	$268,107	$2,437	$270,544	$183,064	$4,854	$187,918

17.	SEASONALITY
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
The number of incoming claims received in the nine months ended September 30, 2021, was lower than the number of claims received in the nine months ended September 30, 2020 and lower than the Company’s expectations for 2021. Average cost per claim experienced in the nine months ended September 30, 2021 was higher than that experienced in the nine months ended September 30, 2020 but was consistent with the Company’s expectations for the current year. The Company believes its reserve at September 30, 2021 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will decline over time and that the average cost per claim will continue to increase, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or an increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.9 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Nine Months Ended September 30, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	3,743	3,743
Settlements made during the period	(2,315)	(1,539)	(3,854)

Ending balance, September 30	$19,010	$10,352	$29,362

	Nine Months Ended September 30, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	6,479	1,932	8,411
Settlements made during the period	(3,078)	(1,178)	(4,256)

Ending balance, September 30	$22,425	$7,224	$29,649

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

Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of the Company’s manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was temporarily off-line
while damage to the building’s electrical systems was addressed. The Company has insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales and is currently working through the claim process with its insurance company. During the three months and nine months ended September 30, 2021, the Company received partial settlements from its insurance company of $3.7 million and $4.7 million, respectively, resulting in gains on insurance proceeds. The gains on insurance proceeds are reported as a reduction to selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

19.	SUBSEQUENT EVENT
On October 26, 2021, the Company announced its plan to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will include buildings dedicated to decking and railing production, plastic film recycling and processing, reclaimed wood storage, warehousing, and administrative offices to address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, the Company expects to invest an estimated
$400 million over five years in the development of the new Arkansas site.

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
Trex Residential
is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, residential railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled and reclaimed materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

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

Staging Equipment and Accessories	Our advanced modular, lightweight custom staging systems include portable platforms, orchestra shells, guardrails, stair units, barricades, camera platforms, VIP viewing decks, ADA infills, DJ booths, pool covers, and other custom applications. Our systems provide superior staging product solutions for facilities and venues with custom needs. Our modular stage equipment is designed to appear seamless, feel permanent, and maximize the functionality of the space.
Highlights for the three months ended September 30, 2021:

•	Increase in net sales of 45.1%, or $104.4 million, to $335.9 million for the three months ended September 30, 2021 compared to $231.5 million for the three months ended September 30, 2020.

•	Increase in gross profit of 50.9%, or $43.3 million, to $128.3 million for the three months ended September 30, 2021 compared to $85.0 million for the three months ended September 30, 2020.

•
Increase in net income to $73.8 million, or $0.64 per diluted share, for the three months ended September 30, 2021 compared to $42.7 million, or $0.37 per diluted share, for the three months ended September 30, 2020.

•
Increase in EBITDA (earnings before interest, income tax and depreciation and amortization) of 75.7%, or $46.5 million, to $108 million for the three months ended September 30, 2021 compared to $61.5 million for the three months ended September 30, 2020.

•	Capital expenditures of $29.6 million, primarily to increase production capacity at the Trex Residential facilities and for cost reduction initiatives and other production improvements.
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
The number of incoming claims received in the nine months ended September 30, 2021 was lower than the number of claims received in the nine months ended September 30, 2020 and lower than our expectations for 2021. Average cost per claim experienced in the nine months ended September 30, 2021 was higher than that experienced in the nine months ended September 30, 2020 but was consistent with expectations for the current year.
We believe the reserve at September 30, 2021 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on
Form 10-Q
for additional information.
We estimate that the annual number of claims received will decline over time and that the average cost per claim will continue to increase, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.9 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2021	2020
Claims open, beginning of period	1,799	1,724
Claims received (1)	788	1,263
Claims resolved (2)	(785)	(1,042)

Claims open, end of period	1,802	1,945

Average cost per claim (3)	$3,492	$3,396

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
COVID-19.
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic increased the level of volatility and uncertainty globally and created macroeconomic disruption. As of the date of this report, we have not experienced any material disruptions to our operations, production, or supply chain due to the
COVID-19
pandemic. The pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration and extent of the recovery remains uncertain. We are managing our business to ensure the continuity of operations and the safety of employees. Trex Residential has not experienced any decline in demand for its outdoor living products. Trex Commercial has not experienced any material reduction to its net sales as it has continued to execute on pre-pandemic
projects. However, measures taken to contain the spread of the virus have influenced new project commitments. We continue to assess if the impact on project commitments will adversely affect Trex Commercial’s financial condition and results of operations in future periods.
Fire at Virginia Facility
On March 13, 2021, an electrical fire occurred at one of our manufacturing buildings in its Virginia complex. No injuries occurred from the event. The building was temporarily off-line
while damage to the building’s electrical systems was addressed. We have insurance coverage for repairs, incremental direct costs to serve its customers, and losses in operating income from the loss in net sales and are currently working through the claim process with our insurance company. During the three months and nine months ended September 30, 2021, we received partial settlements from our insurance company of $3.7 million and $4.7 million, respectively, resulting in gains on insurance proceeds. The gains on insurance proceeds are reported as a reduction to selling, general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Income.

RESULTS OF OPERATIONS
Below is our discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2021 (2021 quarter) compared to the three months ended September 30, 2020 (2020 quarter), and for the nine months ended September 30, 2021 (2021 nine-month period) compared to the nine months ended September 30, 2020 (2020 nine-month period).
Three Months Ended September 30, 2021 Compared To The Three Months Ended September 30, 2020
Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$335,872	$231,502	$104,370	45.1%
Trex Residential net sales	$319,207	$218,435	$100,772	46.1%
Trex Commercial net sales	$16,665	$13,067	$3,598	27.5%
Total net sales increased by 45.1% in the 2021 quarter compared to the 2020 quarter reflecting a 46.1% increase in Trex Residential net sales and a 27.5% increase in Trex Commercial net sales. The increase in net sales was substantially all due to volume growth across all Trex Residential product lines. However, labor shortages impacted the extent of the volume growth. The increase also reflects a price increase on certain product lines at Trex Residential that was realized in early September 2021 to address inflationary pressures in key raw materials and transportation. Volume growth in the 2021 quarter was a result of sustained broad-based demand, driven by continued strong, secular trends across Trex Residential’s outdoor living products, continued market share gains from wood, and increased product availability as additional capacity came online. Trex Commercial contributed $16.7 million to consolidated net sales.
Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$207,622	$146,538	$61,084	41.7%
% of total net sales	61.8%	63.3%
Gross profit	$128,250	$84,964	$43,286	50.9%
Gross margin	38.2%	36.7%
Gross profit as a percentage of net sales, gross margin, was 38.2% in the 2021 quarter compared to 36.7% in the 2020 quarter. Gross margin for Trex Residential and Trex Commercial was 38.9% and 24.0%, respectively, in the 2021 quarter compared to 37.4% and 24.4%, respectively, in the 2020 quarter. Excluding a $6.5 million provision during the 2020 quarter to the Trex Residential legacy warranty reserve, gross margin for the 2020 quarter was 39.5% compared to 38.2% in the 2021 quarter. Excluding the provision in the 2020 quarter, gross margin decreased as a result of inflationary pressures on key raw materials, higher transportation costs and labor shortages, partially offset by the price increase realized in September and increased production efficiencies.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$30,154	$28,027	$2,127	7.6%
% of total net sales	9.0%	12.1%

Selling, general and administrative expenses in the 2021 quarter increased compared to the 2020 quarter primarily due to a $4.7 million increase in personnel related expenses and incentive compensation and a $1.1 million increase in research and development expenses, offset by a gain on insurance proceeds of $3.7 million related to the fire at the Virginia facility.
Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$24,311	$14,435	$9,876	68.4%
Effective tax rate	24.8%	25.3%
The effective tax rate for the 2021 quarter of 24.8% was relatively unchanged compared to the effective tax rate of 25.3% for the 2020 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$72,603	$1,192	$73,795
Interest income, net	(10)	—	(10)
Income tax expense	23,899	412	24,311
Depreciation and amortization	9,643	258	9,901

EBITDA	$106,135	$1,862	$107,997

	Three Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$42,225	$485	$42,710
Interest income, net	(208)	—	(208)
Income tax expense	14,276	159	14,435
Depreciation and amortization	4,326	209	4,535

EBITDA	$60,619	$853	$61,472

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$107,997	$61,472	$46,525	75.7%
Trex Residential EBITDA	$106,135	$60,619	$45,516	75.1%
Trex Commercial EBITDA	$1,862	$853	$1,009	118.3%
Total EBITDA increased 75.7% to $108 million for the 2021 quarter compared to $61.5 million for the 2020 quarter. The increase was driven by a 75.1% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales.

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

Nine Months Ended September 30, 2021 Compared To The Nine Months Ended September 30, 2020
Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$892,991	$652,545	$240,446	36.8%
Trex Residential net sales	$850,909	$614,187	$236,722	38.5%
Trex Commercial net sales	$42,082	$38,358	$3,724	9.7%
The 36.8% increase in total net sales in the 2021 nine-month period compared to the 2020 nine-month period was substantially all due to volume growth at Trex Residential across all product lines. Our capacity expansion program was fully operational as of the end of May 2021 enabling our ability to capture additional growth. The increase in Trex Residential net sales was primarily driven by sustained broad-based demand, driven by continued strong, secular trends across Trex Residential’s outdoor living products, and market share gains from wood. The increase in net sales at Trex Residential was also impacted by our price increases realized in September to address inflationary pressures across many key raw materials and transportation. Trex Commercial contributed $42.1 million to consolidated net sales.
Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$550,668	$385,479	$165,189	42.9%
% of total net sales	61.7%	59.1%
Gross profit	$342,323	$267,066	$75,257	28.2%
Gross margin	38.3%	40.9%
Gross profit as a percentage of net sales, gross margin, was 38.3% in the 2021 nine-month period compared to 40.9% in the 2020 nine-month period. Gross margin for Trex Residential and Trex Commercial products in the 2021 nine-month period were 39.2% and 21.2%, respectively, compared to 41.6% and 29.6%, respectively, in the 2020 nine-month period. Excluding a $6.5 million provision during the 2020 nine-month period to the Trex Residential legacy warranty reserve, gross margin for the 2020 nine-month period was 41.9% compared to 38.3% for the 2021 nine-month period. Gross margin at Trex Residential was unfavorably impacted by inflationary pressures on key raw materials and transportation, by start-up
costs and increased depreciation related to the capacity expansion program at Trex Residential, labor shortages and reduced overhead absorption due to the fire at the Virginia facility. The decrease in gross margin was partially offset by the price increases realized in September 2021 on certain product lines at Trex Residential.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$97,383	$91,598	$5,785	6.3%
% of total net sales	10.9%	14.0%
The $5.8 million increase in selling, general and administrative expenses in the 2021 nine-month period compared to the 2020 nine-month period resulted primarily from a $8.9 million increase in personnel related expenses and incentive compensation and a $2.0 million increase in research and development expenses, offset by $4.7 million in gains on insurance proceeds related to the fire at the Virginia facility.
Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$61,235	$43,938	$17,297	39.4%
Effective tax rate	25.0%	24.9%

The effective tax rate for the 2021 nine-month period was comparable to the effective tax rate for the 2020 nine-month period.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Nine Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$182,437	$1,268	$183,705
Interest income, net	—	—	—
Income tax expense	60,797	438	61,235
Depreciation and amortization	24,873	731	25,604

EBITDA	$268,107	$2,437	$270,544

	Nine Months Ended September 30, 2020
	Trex Residential	Trex Commercial	Total
Net income	$129,157	$3,174	$132,331
Interest income, net	(801)	—	(801)
Income tax expense	42,853	1,085	43,938
Depreciation and amortization	11,855	595	12,450

EBITDA	$183,064	$4,854	$187,918

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$270,544	$187,918	$82,626	44.0%
Trex Residential EBITDA	$268,107	$183,064	$85,043	46.5%
Trex Commercial EBITDA	$2,437	$4,854	$(2,417)	(49.8)%
Total EBITDA increased 44% to $270.5 million for the 2021 nine-month period compared to $188 million for the 2020 nine-month period. The increase was driven by a 46.5% increase in Trex Residential EBITDA, primarily due to the volume growth in net sales.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At September 30, 2021 we had $54 million of cash and cash equivalents.

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

S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$113,059	$12,514
Net cash used in investing activities	(123,096)	(97,546)
Net cash used in financing activities	(57,622)	(43,720)

Net decrease in cash and cash equivalents	$(67,659)	$(128,752)

Operating Activities
Cash provided by operating activities was $113.1 million during the 2021 nine-month period primarily from an increase in gross profit and related increase in net income resulting from the increase in net sales volume growth at Trex Residential. Cash flows used in operations related to higher working capital investment in accounts receivable, the majority of which will be collected in the fourth quarter, offset by increases in accounts payable and accrued expenses.
Investing Activities
Capital expenditures in the 2021 nine-month period of $124.5 million consisted primarily of $56.7 million in capacity expansion at our Trex Residential facilities, $49.2 million in general plant cost reduction initiatives and other production improvements and $6.2 million in other non-production
expenditures.
Financing Activities
Net cash used in financing activities of $57.6 million in the 2021 nine-month period consisted primarily of repurchases of our common stock of $59 million.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of September 30, 2021, the Company has repurchased 3.3 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
Indebtedness.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024. At September 30, 2021, we had no outstanding borrowings under the revolving credit facilities and borrowing capacity under the facilities of $300 million.
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
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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
Capital Requirements.
In June 2019, we announced a $200 million capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The program involved the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment allowed us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. Our capacity expansion program increased our Trex Residential production capacity by approximately 70 percent when compared to 2019 volume levels.

On October 26, 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will include buildings dedicated to decking and railing production, plastic film recycling and processing, reclaimed wood storage, warehousing, and administrative offices to address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, we expect to invest an estimated $400 million over five years in the development of the new Arkansas site.
Our capital expenditure guidance for 2021 is $135 million to $155 million. In addition to our capital expenditure program, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
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
for the year ended December 31, 2020. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2021.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2021 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2021 – July 31, 2021	408	$95.61	300	8,251,896
August 1, 2021 – August 31, 2021	42,226	$96.47	31,388	8,220,508
September 1, 2021 – September 30, 2021	—	$—	—	8,220,508

Quarterly period ended September 30, 2021	42,634		31,688

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 31,688 shares of its common stock under the Stock Repurchase Program during the three months ended September 30, 2021.

Item 5.	Other Information

On October 26, 2021, the Company announced its plan to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will include buildings dedicated to decking and railing production, plastic film recycling and processing, reclaimed wood storage, warehousing, and administrative offices to address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, the Company expects to invest an estimated $400 million over five years in the development of the new Arkansas site.

Item 6.	Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 8, 2021	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
( Duly Authorized Officer and Principal Financial Officer )

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc.	S-1/A	3.1	March 24, 1999	333-63287

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 30, 2014.	10-Q	3.2	May 5, 2014	001-14649

3.3	Second Certificate of Amendment to the Restated Certificate of Incorporation of Trex company, Inc. dated May 2, 2018.	10-Q	3.3	May 7, 2018	001-14649

3.4	Third Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 1, 2019.	8-K	3.1	May 1, 2019	001-14649

3.5	Fourth Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated April 29, 2020.	10-Q	3.5	May 4, 2020	001-14649

3.6	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.7	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
***	Furnished herewith.