Form 10-K
period 2021-12-31
TREX CO INC
filed 2022-02-28
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates
of the registrant at June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11.7 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s common stock outstanding on February 4, 2022 was 114,606,684.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2022 Annual Meeting of Stockholders	Part III

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
542-6300.
Products
Operations and Products:
The Company currently operates in two reportable segments: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial).
Trex Residential
is the world’s largest manufacturer of high-performance,
low-maintenance
wood-alternative composite decking and railing, with 30 years of product experience. Trex outdoor living products are marketed under the brand name Trex
®
and manufactured in the United States. Stocked in more than 6,700 retail locations worldwide, we offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, railing, fencing, and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled and reclaimed materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of waste polyethylene plastic film in North America. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

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

Railing
Our railing products are Trex Transcend Railing, Trex Select Railing, Trex Enhance Railing and Trex Signature
®
aluminum railing. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Enhance, made from approximately 40 percent recycled content, is available in three colors and is offered through home improvement retailers in kits that contain the complete railing system. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture ™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape ®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex Pergola ™	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks ™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex Cornhole ™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo ® Trex Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs ™ and Structural Steel Posts	A staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage	Outdoor kitchens, cabinetry and storage manufactured and sold by Danver Stainless Outdoor Kitchens.
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

Aluminum Railing Systems
Our Trex Signature aluminum railings, made from a minimum of 40 percent recycled content, are a versatile, cost-effective and low-maintenance
choice for a variety of interior and exterior applications that we believe blend form, function and style. Its straightforward, unobtrusive design features traditional balusters and contemporary vertical rods, and can be installed with continuously graspable rail options for added safety, comfort and functionality. The strength and durability of Trex Signature railings make them a choice for any commercial setting, from high-rise condominiums and resort projects to public walkways and balconies. Aluminum railings come in a variety of colors and stock lengths to accommodate project needs.

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
Home Depot and Lowe’s.
We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Home Depot and Lowe’s serve both the contractor market and the
“do-it-yourself”
market. We believe that brand exposure through Home Depot and Lowe’s promotes consumer acceptance of our products.

In the years ended December 31, 2021, 2020, and 2019 sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the years ended December 31, 2021, 2020, and 2019 three customers of Trex Residential represented approximately 61%, 56%, and 57%, respectively, of the Company’s total net sales.
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
Our manufacturing processes require significant capital investment, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes. In June 2019, we announced a capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The program involved the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment allowed us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. Our capacity expansion program increased our Trex Residential production capacity by approximately 70 percent when compared to 2019 volume levels. In addition to the recently completed the capacity expansion at our Virginia and Nevada facilities, our engineering team has installed incremental decking lines within our new Virginia facility that further expanded our production capability.
On October 26, 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, we expect to invest approximately $400 million over the next five years in the development of the new Arkansas site. Over time, we expect to create more than 500 new jobs to the Little Rock area. We will continue our recruiting efforts to staff the facility in 2022.

In addition, we prioritize cost reduction projects and continuous improvement opportunities, primarily related to automation, modernization, energy efficiency and raw material processing, and remain focused on innovation and new product development. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. In connection with national building code listings, we maintain a quality control testing program.
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
The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2021, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

•
Reclaimed Wood Fiber
: Cabinet and flooring manufacturers are our preferred suppliers of reclaimed wood fiber because the reclaimed wood fiber produced by these operations contains little contamination and is low in moisture. These facilities generate reclaimed wood fiber as a byproduct of their manufacturing operations. In addition, we purchase scrap select wood chips generated from various farming operations. If the reclaimed wood fiber meets our specifications, our reclaimed wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of reclaimed wood fiber. Depending on our needs, the amount of reclaimed wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.

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
Government Regulation
Our business activities are subject to various federal, state and local laws and regulations. Costs and accruals incurred to comply with these governmental regulations are presently not material to our capital expenditures, results of operations and competitive position. Although there is no assurance that existing or future government laws applicable to our operations or products will not have a material adverse effect on our capital expenditures, results of operations and competitive position, we do not currently anticipate material expenditures for government regulations.
We are also subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia,

and the Division of Environmental Protection of Nevada’s Department of Conservation and Natural Resources. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.
Our operations also are subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, and the States of Nevada, and Minnesota. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.
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
We hold a number of U.S. Patents and U.S. Patent Applications for various technologies. We have one current U.S. Patent for decking technology and four U.S. Patents for various staging systems, accessories and related technologies. We intend to maintain our existing patents in effect until they expire as well as to seek additional patents as we consider appropriate.
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

At December 31, 2021, Trex Residential employed 1,924 full-time employees and Trex Commercial employed 150 full-time employees. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable, and we have not had any serious complaints or claims over the last three years. Our Human Rights Policy sets forth our values related to working conditions and human rights, and it underscores our philosophy about the way we conduct our business. The policy is available at
www.trex.com/our-company.
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
We believe the best candidate or employee is someone who is driven, bold, hard-working, determined and tenacious; embodies our overarching ideals and identity; and who looks, thinks or acts differently than the majority. These differences could be represented by race, ethnicity, gender, or academic and professional backgrounds. When comparing our ethnicity demographics against those in the geographies where we operate, we seek to accurately represent the diversity of our local communities and beyond.
We added approximately 400 employees during 2021 in support of our expansion efforts and growth at Trex Residential and expect to continue to add additional employees to support our growth. We continue to build our employer brand by accurately and transparently reflecting our work culture to attract candidates with actions that include, but are not limited to:

•	Developing a recruiting campaign specifically for Spanish-speaking job seekers with supporting documents and training to continue to engage them once employed;

•	Leveraging large, diverse recruiting platforms to reach broader audiences;

•
Creating a partnership with NW Works (www.nwworks.com), a local nonprofit that provides counseling and employment services to disabled adults in the Winchester, Virginia area, and providing a number of job opportunities for their clients;

•	Further developing the Trex culture to improve retention and employee engagement at our manufacturing locations;

•	Expanding our training department to sharpen our focus on the training and development of our employees;

•
Completing diversity training with our workforce and partnering with a third-party firm to do a qualitative assessment of our strengths and weakness as it relates to diversity, equity and inclusion; and

•
Further expanding a robust and engaging careers website designed to attract ideal candidates in a competitive job market, which replaces our previous solo landing page approach with details about our organization, locations, people and benefits.

Trex has taken these steps to ensure all employees feel comfortable, and to ensure that we remain an employer of choice, well-known for both innovation and opportunity. All Trex employees have completed live diversity, equity and inclusion training facilitated by outside experts, which addresses valuing differences, communicating inclusively, avoiding harassment and hostile work environment, and resolving unconscious bias. In addition, we provide Code of Conduct and Ethics training to our employees. As part of our Employee Engagement Survey in 2021, we developed additional questions to help gauge the level of satisfaction with our approach and progress among our employees. Additionally, of the employees who completed the survey, 72% of those employees are defined as “engaged”, which is above the industry norm as well as a slight increase from our 2019 survey.

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
As an equal opportunity employer, Trex is committed to providing fair and equitable pay for all employees across the Company. We strive to be an industry leader in terms of hourly wages, salary and total compensation. We use a compensation grade structure as part of our process to determine the appropriate grade level for each position at Trex. As a result, we set the pay range for each position before considering who we might hire to fill that role. In addition, we regularly review our compensation structures for signs of emerging inequities along gender or ethnicity lines as well as market competitiveness.
Corporate Governance
Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 23, 2021 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at
www.trex.com/our-company.
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
Our Environmental Policy, located on our web site at
www.trex.com/our-company,
outlines our foundational commitment to conducting business in an ethical and socially responsible manner that respects the environment. Key policy tenets include:

•	Using recycled, reclaimed and other waste resources whenever possible in our manufacturing process;

•	Preventing pollution by maintaining environmental management as a core value;

•	Developing and using environmentally acceptable, safe and efficient production methods; and

•	Identifying and complying with all legal and statutory requirements.
The Nominating / Corporate Governance Committee of the Board of Directors oversees the Company’s environmental, social and governance (ESG) matters that are significant to the Company. Periodically, the Committee reviews the Company’s ESG strategy, initiatives and policies and receives updates from management on significant ESG activities. Environmental matters relevant to the Company’s operations are the responsibility of members of the executive management team, including the President and Chief Executive Officer, the President of Trex Residential, the President of Trex Commercial, the Senior Vice President and Chief Financial Officer, the Senior Vice President, Chief Legal Officer and Secretary, and the General Counsel.

Trex Residential’s
eco-friendly
composite decking products consist of a blend of 95 percent reclaimed wood and recycled polyethylene film. Trex diverts from landfills and upcycles over 350 million pounds of plastic film, bags and wraps each year. In addition, Trex Residential’s proprietary, eco-friendly
processing method minimizes greenhouse gas emissions and our bi-coastal
factories reduce fuel consumption and CO
2
emissions. We strive to reduce energy use and associated greenhouse gas emissions in Trex manufacturing operations by designing our facilities to run efficiently. In addition, almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill. In addition, it is Trex Commercial’s goal to provide eco-friendly
products for the architectural railing market and promote an effort for design innovation that decreases the environmental footprint.
The Company’s primary resource usage consists of water, natural gas and electricity. The Company develops budgets and plans that improve shareholder return by ensuring the optimal use of each resource, which promotes resource efficiency and minimal waste of the resource. Water management is of critical importance to us. Our Virginia and Nevada manufacturing facilities have closed-loop recirculation systems that run water through multiple cycles of re-use
before being returned to the municipal wastewater stream. We prioritize energy savings as part of our ongoing evaluation and optimization of business operations and manufacturing processes. We regularly assess environmental impacts at each stage of our manufacturing process and seek to continually improve our performance. We ensure that all manufacturing facilities meet emission standards for the locality in which they operate and certify to applicable authorities that our emissions are within the relevant locality’s standards.
Market Recognition of Trex Brand’s Environmental Characteristics
The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. Trex was named to Fortune magazine’s 2020 list of the world’s 100 Fastest-Growing Companies and to Forbes’ 2021 List of America’s Best
Mid-Size
Companies – ranking #12 overall on the list of 100 companies. In 2021, Trex received Green Builder Media’s best Brand Index and the highest score for the decking category, Green Builder magazine’s Readers’ Choice Award for “Greenest Decking” – one of the most respected surveys issued by the publication – for an unprecedented
11-year
streak, and Lifestory Research’s America’s Most Trusted
®
survey named Trex America’s Most Trusted Outdoor Decking Brand – receiving the only five-star rating in the decking category.
Trex environmental benefits are recognized by the receipt of the Leadership in Energy and Environmental Design (LEED) certification by the United States Green Building Council. Trex Residential decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high-profile venues. LEED is a point-based system designed to reward points to building projects that incorporate efficient, and safe eco-friendly
products, leading to a building’s designation as LEED Silver, Gold or Platinum. Trex Residential decking can add up to five points to a project — four points in the Materials and Resources category for being composed of 95% recycled and reclaimed materials, and one point in the Innovation and Design category. Trex Commercial railing products also typically contribute to LEED certification points in the Materials and Resources category based on recycled aluminum, steel, stainless steel and glass content. LEED buildings attract higher demand, premium rates and longer occupancy leases, thereby supporting continued and growing demand for products that can facilitate LEED designations. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.
Occupational Health and Safety
The health and safety of our employees is our highest priority. We have a strong Environmental, Health and Safety program that focuses on developing and implementing policies and effective safety training programs, as well as performing internal safety assessments to ensure a company-wide culture of safety and accountability.

The Trex Occupational Health and Safety Policy, located on our website at
www.trex.com/our-company,
sets forth our commitment to sustaining a compliant and safety-conscious work environment, keeping safety at the forefront of our business, and is based on:

•	Compliance with statutory, regulatory and other legal requirements;

•	A comprehensive understanding of worker expectations;

•	Demonstrating employee safety leadership in all processes while striving to consistently improve performance; and

•
Tracking company and site level safety performance metrics including common lagging indicators, such as injury rates, but also leading indicators such as safety observations, near-misses, and proactive actions taken at the sites to ensure worker safety.

Our active Site Safety Committees perform safety audits and observations, review and trend all incidents, and participate in all
Pre-Startup
Safety Reviews and are an example of our robust employee engagement in safety. Long term, the Company is committed to pursuing Occupational Health and Safety Administration Voluntary Protection Program (VPP) recognition and is an active participant in state level VPP development programs. The Company is a member of the Voluntary Protection Program Participants Association, the National Safety Council, and the National Fire Protection Association.
Websites and Additional Information
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

The manufacture of our Trex Residential composite decking and railing products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using scrap polyethylene. Our ability to obtain adequate supplies of wood fiber and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations. In addition to wood fiber and scrap polyethylene, we also use a small percentage of other materials in making our products, which are sometimes subject to volatility in supply and could negatively affect our profitability.

The manufacture of our Trex Commercial products requires substantial amounts of aluminum, steel, glass and wood. These materials are also sometimes subject to volatility in supply, which could negatively affect our profitability.

Risk	Discussion

Description

Periods of significant or prolonged inflation could affect our ability to obtain raw materials and transportation at acceptable prices and may negatively impact our profitability.

Impact

In a competitive environment, we may be unable to increase prices of our products to offset higher costs resulting from significant or prolonged inflationary pressures, which could have a material adverse effect on our business, financial condition, and operating results. In addition, periods of sustained or rapidly increasing inflation may result in decreased spending in the residential and commercial markets and reduce demand for our products, which could further adversely impact our business.

Our business may be directly affected by significant or prolonged inflationary pressures on raw materials and transportation. We will look to offset increased input costs through cost reduction projects, purchasing strategies, and increased production efficiencies and improvement opportunities to enhance our margins. Specifically, our efforts would primarily center on increased automation, modernization, enhanced energy efficiency and improvements to raw material processing. To the extent that these actions would not offset the impact of inflation we would seek to increase the price of our products to our customers.

At the same time, we would expand our marketing campaigns, including campaigns to highlight the advantages of Trex Residential decking over wood, as well as campaigns focused on innovation and new product development that further strengthens our consumer brand and distribution advantages.

In general, we believe that an effect of inflation would be a short-term disruption and that, over time, we would offset increased input costs with through cost reduction projects, purchasing strategies, and increased production efficiencies and improvement opportunities to enhance our margins. In addition, we would be able to increase prices to counteract the majority of any inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

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

We have made and may continue to make significant capital investments in order to acquire businesses or operations that allow us to diversify into new product markets. These investments have resulted in, and may in the future result in, the recognition of goodwill. As further described in Note 2 and Note 5 in the Notes to the Consolidated Financial Statements in this
Form 10-K,
during the fourth quarter of 2021, we recognized a goodwill impairment charge at Trex Commercial’s railing reporting unit and staging reporting unit of $42.5 million and $11.8 million, respectively, which was the amount by which the carrying amount of the respective reporting unit exceeded its fair value. As of December 31, 2021, the carrying amount of goodwill was $14.2 million at the Trex Residential reportable segment.

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

Description

Climate change and legal or regulatory responses thereto may have a long-term adverse impact on our business and results of operations.

Impact

There is increasing concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency, duration, and severity of natural disasters.

In addition, the increasing concern over climate change may result in additional laws or regulations designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment that could negatively impact our financial condition and results of operations.

We continue to strive to minimize the environmental impact of Trex operations, remain one of the largest recyclers of polyethylene in the U.S. and continue to benefit from increasing consumer interest in our environmentally friendly composite product offerings that leverage recycled and reclaimed materials.

Any significant changes in weather patterns or increases in the frequency, duration and severity of natural disasters are beyond our control and could disrupt our supply chain, increase our product costs, impact demand for our product, or impair our ability to deliver product to our customers.

In addition, we cannot predict what environmental legislation or regulations will be enacted in the future related to climate issues, or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, or stricter interpretation of existing laws, may require additional expenditures. Any increased energy or compliance costs and expenses may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products.

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

In the ordinary course of our business, we generate, collect and store confidential and proprietary information, including intellectual property, business information and employee data. The secure storage, maintenance, and transmission of and access to this information is important to our operations and reputation. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate our proprietary and confidential information including
e-mails
and other electronic communications.

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

Despite these proactive measures, there is no guarantee that these measures will prevent a cybersecurity incident.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose
Corporate Headquarters	39,250 SF	Leased	2025	Virginia	Office Space

Corporate Headquarters	8 Acres	Owned	N/A	Virginia	Land

Trex Residential	1,573,424 SF	Leased	2021 – 2028	Virginia / Nevada	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	1,202,660 SF / 439 Acres	Owned	N/A	Virginia / Nevada / Arkansas	Manufacturing Facilities, Storage and Office Space

Trex Commercial	142,808 SF	Leased	2022 – 2028	Minnesota	Warehouse, Facility and Office Space
We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2021, we spent a total of $159.4 million on capital expenditures, primarily at our Trex Residential facilities, including $126.3 million related to capacity expansion and general plant cost reduction initiatives, $24.9 million for other equipment expenditures and production improvements and $6.4 million for general support initiatives. In order to keep pace with demand, in June 2019, we announced a capital expenditure program to increase production capacity at our Trex Residential facilities in Virginia and Nevada. The multi-year capital expenditure program involved the construction of a new decking facility at the existing Virginia site and the installation of additional production lines at the Nevada site. The investment, completed in 2021, allowed us to increase production output for future projected growth related to our strategy of converting wood demand to Trex Residential wood-alternative composite decking. In addition, our engineering team installed incremental decking lines within our new Virginia facility that further expanded our production capability.
Additionally, we recently announced plans to develop a third U.S.-based Trex Residential manufacturing facility on approximately 300 acres in Little Rock, Arkansas. We plan to invest approximately $400 million in this project over the next five years, funded primarily through ongoing cash generation. With the potential to become our largest manufacturing facility over time, the Arkansas manufacturing campus will address increased demand for Trex Residential outdoor living products. Construction is slated to begin early in 2022 with a modular development approach calibrated in alignment with demand trends. We expect initial production output to begin in 2024 and, over time, the facility will employ approximately 500 people.
These expansion activities provide Trex Residential with additional capacity to flex with demand by adding capacity as needed, while providing bandwidth to pursue opportunities to expand domestically and internationally as we continue to drive wood conversion and capture incremental market share from the strength of Trex products and the brand.
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
Market for Common Stock
Our common stock has been listed on the New York Stock Exchange (NYSE) since April 8, 1999. Effective November 23, 2009, our common stock is listed under the symbol “TREX”.
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
Issuer Purchases of Equity Securities
The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2021 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2021 – October 31, 2021	232,385	$93.11	232,385	7,988,123
November 1, 2021 – November 30, 2021	15,977	$118.23	—	7,988,123
December 1, 2021 – December 31, 2021	—	$—	—	7,988,123

Quarter ended December 31, 2021	248,362		232,385

(1)
During the three months ended December 31, 2021, 15,977 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company repurchased 232,385 shares of its common stock under the Stock Repurchase Program during the three months ended December 31, 2021.

Stockholder Return Performance Graph
The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2016 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2017, 2018, 2019, 2020 and 2021.

Comparison of Cumulative Total Return
Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Trex Company, Inc.	$100.00	$168.32	$184.35	$279.13	$520.00	$838.70
Russell 2000 Index	$100.00	$114.65	$102.03	$128.07	$153.64	$176.67
S&P 600 Building Products	$100.00	$120.22	$95.23	$135.41	$170.69	$211.99
Other Stockholder Matters
As of February 4, 2022, there were approximately 139 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.
In 2021, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for our products and raw materials; the Company’s ability to obtain raw materials at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19;
and material adverse impacts related to labor shortages or increases in labor costs.
OVERVIEW
The following MD&A is intended to help the reader understand the operations and current business environment of Trex Company, Inc. (Trex, Company, we or our). The MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “
Item 8. Financial Statements and Supplementary Data
” of this report. MD&A includes the following sections:

•
Our Business
— a general description of our business, a brief overview of our reportable segments’ products, highlights of our operations for the twelve months ended December 31, 2021, an update on our response to the
COVID-19
pandemic, and a description of our plan for the Trex Residential Arkansas facility.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations
— an analysis of our consolidated results of operations for 2021 and 2020 and year-to-year
comparisons. An analysis of our consolidated results of operations for 2020 and 2019 and year-to-year
comparisons between 2020 and 2019 can be found in MD&A in Part II, Item 7 of the Company’s Form
10-K
for the year ended December 31, 2020.

•	Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

•	New Accounting Standards — a discussion of Financial Accounting Standards Board new accounting standards not yet adopted.

OUR BUSINESS
General.
Trex is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
, with 30 years of product experience. A majority of our products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. Also, the Company is a leading national provider of custom-engineered commercial railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Trex currently operates in two reportable segments: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). The Company is focused on using renewable resources within both our Trex Residential and Trex Commercial segments.
Outdoor living remains one of the fastest growing categories within the repair and remodel sector, and the strength of the Trex Residential brand coupled with our expanded manufacturing capacity, our key competitive advantages, help us to effectively unlock potential market share and drive long term growth. We continue to benefit from increasing consumer interest in our environmentally friendly, low maintenance product portfolio that transforms and enhances the outdoor living experience.
We remain focused on ensuring the capacity to service our Trex Residential channel partners is aligned with both current demand and expected future growth. Having recently completed a manufacturing capacity expansion at our Virginia and Nevada facilities, our engineering team installed incremental decking and railing lines within our Virginia campus that further expanded our production capability.
Additionally, we recently announced plans to develop a third U.S. based Trex Residential manufacturing facility on approximately 300 acres in Little Rock, Arkansas. When this plant opens in 2024, Trex will have the strategic advantage of unmatched geographical coverage with sites servicing the East Coast, West Coast and Central regions that will provide our customers with better access to Trex Residential products when and where they need them. The new site represents a strategic investment in the Company’s future and the success of our valued channel partners. Little Rock emerged as the best fit for our future needs, as it offers proximity to a center of raw materials, a strong pool of qualified and skilled labor, proximity to key growth regions for wood conversion and adjacency for major transportation hubs that can optimize freight costs. We plan to invest approximately $400 million over the next five years, funded primarily through ongoing cash generation. With the potential to become our largest manufacturing facility over time, the Arkansas manufacturing campus will address increased demand for Trex Residential outdoor living products. Construction is slated to begin early in 2022 with a modular development approach calibrated in alignment with demand trends. We expect initial production output to begin in 2024 and, over time, the facility will employ approximately 500 people. These expansion activities provide Trex Residential with additional capacity to flex with demand by adding capacity as needed, while providing bandwidth to pursue opportunities to expand domestically and internationally, as we continue to drive wood conversion and capture incremental market share from the strength of Trex Residential products and the brand.
We continue to focus on cost reduction projects and identifying continuous improvement opportunities to enhance our margins. Specifically, our efforts are primarily centered on increased automation, modernization, enhanced energy efficiency and improvements to raw material processing. At the same time, we intend to expand our marketing campaigns, continue highlighting the advantages of Trex Residential decking over wood, as well as focusing on innovation and new product development to further strengthen our consumer brand and distribution advantages. These initiatives should help drive continued topline and profit growth and accelerated market share conversion.
In addition to our capacity expansion efforts and profit growth, in 2021 we continued to focus on increasing staffing to meet future needs and support our growth and welcomed approximately 400 employees to the Trex team. As we continue to grow our employee base, additional focus on diversity, equity and inclusion remains important to our strategy. In 2021, we expanded our recruiting efforts to further increase diversity and sustained our focus on bringing new ideas and perspectives to our team. The safety and wellbeing of our employees is important to us, and we consistently prioritized safety practices by building new safety teams and changing the structure of our work areas to focus on safety. We continually emphasized employee wellbeing as we endured ongoing waves of
COVID-19.
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
We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories	Trex Transcend ® decking Trex Select ® decking Trex Enhance ® decking Trex Hideaway ® hidden fastening system Trex DeckLighting ™ outdoor lighting system
Railing	Trex Transcend Railing Trex Select Railing Trex Enhance Railing Trex Signature ® aluminum railing
Fencing	Trex Seclusions ® fencing product
Trex Commercial
is a leading national provider of custom-engineered railing and staging systems. We offer modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues.
Highlights related to the twelve months ended December 31, 2021 include:

•
Increase in net sales of 35.9%, or $316 million, to $1.2 billion in the twelve months ended December 31, 2021 compared to $881 million in the twelve months ended December 31, 2020 and were the highest of any year in our history.

•
Trex Residential net sales increased $311 million, or 37.6%, to $1.14 billion in the twelve months ended December 31, 2021 compared to $828 million in the twelve months ended December 31, 2020. Trex Residential net sales were the highest of any year in its history.

•	Increase in gross profit of 28.1%, or $101 million, to $461 million for the twelve months ended December 31, 2021 compared to $359 million for the twelve months ended December 31, 2020.

•	Increase in net income to $209 million, a 18.8% increase over 2020 net income of $176 million.

•	Cash flows from operating activities were $258 million in the twelve months ended December 31, 2021 compared to $187 million in the twelve months ended December 31, 2020.

•	Capital expenditures of $159 million, primarily to increase production capacity at the Virginia and Nevada facilities and for general plant cost reduction initiatives.

•	Repurchase of 809,099 shares of our outstanding common stock under our Stock Repurchase Program in 2021, for a total of 3.6 million shares repurchased under the program as of December 31, 2021.

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
COVID-19
. Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business and consumer confidence. The
COVID-19
pandemic increased the level of volatility and uncertainty globally and created macroeconomic disruption. The pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration and extent of the recovery remains uncertain. However, we continue to manage our business to ensure the continuity of operations and the safety of our employees. Trex Residential has not experienced any decline in demand for its outdoor living products. Trex Commercial had not experienced any material reduction to its net sales. However, measures taken to contain the spread of the virus have reduced new project commitments from its customer base. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. The Company continued to assess the impact on project commitments throughout the year and, during the fourth quarter of 2021, determined that the impact will adversely affect Trex Commercial’s financial condition and results of operations in future periods. The continued impact of
COVID-19
and its effect on project commitments was a consideration in the Company’s quantitative assessment for goodwill impairment testing at its railing and staging reporting units as of October 31, 2021. Refer to the below discussion in “Critical Accounting Policies and Estimates” for additional information.
Trex Residential Arkansas Manufacturing Facility
. On October 26, 2021, we announced our plan to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will address increased demand for Trex Residential outdoor living products.

Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, we expect to invest approximately $400 million over the next five years in the development of the new Arkansas site.
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
Product Warranty.
We warrant that our Trex Residential products will be free from material defects in workmanship and materials. Generally, this warranty period is 25 years for residential use and 10 years for commercial use, excluding Trex Signature
®
Railing, which has a warranty period of 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance. This warranty extends for a period of 25 years for residential use and 10 years for commercial use. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. Depending on the product and its use, the Company also warrants its Trex Commercial products will be free of manufacturing defects for periods ranging from 1 year to 3 years.
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
The number of incoming claims received in the year ended December 31, 2021 was lower than the number of claims received in the year ended December 31, 2020 and lower than our expectations for 2021. Average cost per claim experienced in the year ended December 31, 2021 was higher than that experienced in the year ended December 31, 2020 but was slightly lower than our expectations for 2021. We believe the reserve at December 31, 2021 is sufficient to cover future surface flaking obligations.

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
The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2021	2020	2019
Claims unresolved beginning of period	1,799	1,724	2,021
Claims received (1)	894	1,441	1,394
Claims resolved (2)	(934)	(1,366)	(1,691)

Claims unresolved end of period	1,759	1,799	1,724

Average cost per claim (3)	$3,519	$3,390	$3,447

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
For additional information about product warranties, see Notes 2 and 18 to the Consolidated Financial Statements appearing elsewhere in this report.
Goodwill.
We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (ASC) Topic 350, “
Intangibles—Goodwill and Other
,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. We evaluate the recoverability of goodwill at the reporting unit level. We have determined that the Company has three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss is recognized in an amount equal to that excess but limited to the total amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Qualitative factors we consider include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events. We evaluate, based on the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Weighing the effect of various positive and negative factors is challenging and requires the use of significant judgment. The weight we place on each factor depends on certain conditions, including uncertainty about future events. If different conditions exist in future periods, future impairment charges could result.
If the qualitative assessment indicates that the carrying amount of the reporting unit exceeds its fair value, including goodwill, we are then required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of a reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the carrying amount of a reporting unit is in excess of the estimated fair value of that reporting unit, a goodwill impairment charge is recognized in the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the total goodwill assigned to the reporting unit.
We measure the fair value of a reporting unit based on a combination of the Income Approach (i.e., the Discounted Cash Flow Method) and a Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair value of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate and indicates the fair value of the reporting units based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant estimates in the Discounted Cash Flow Method include: the weighted average cost of capital (or discount rate); long-term rate of growth and profitability of the business (residual growth rate); and working capital effects. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Significant estimates in the Market Approach model may include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting units. The use of different assumptions, estimates or judgements, including estimated future cash flows and the discount rate used to discount estimated cash flows to their net present value, could materially increase or decrease the fair value of the reporting unit and impact our assessment of any goodwill impairment charges. Also, if different conditions exist in future periods, future impairment charges could result.
At December 31, 2021 and December 31, 2020, the Company had goodwill of $14.2 million and $68.5 million, respectively. We perform the annual impairment testing of goodwill as of October 31 of each year. For fiscal years 2021, 2020, and 2019, we completed our annual impairment test of goodwill for our residential reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. For fiscal years 2020 and 2019, we completed our annual impairment test of goodwill for our commercial railing reporting unit and our staging reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair values of the reporting units were less than their respective carrying amounts. For fiscal year 2021 the Company determined that it was necessary to perform the goodwill impairment test for our railing and staging reporting units utilizing the quantitative assessment. We performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. As a result, during the fourth quarter of 2021, we recognized an impairment charge at our commercial railing reporting unit and at our staging reporting unit of $42.5 million and $11.8 million, respectively. Refer to Note 2 and Note 5 to the Consolidated Financial Statements in this Form
10-K
for additional discussion related to the goodwill impairment charge in 2021.
Revenue Recognition
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
outdoor living products, consisting of composite decking and railing products, hidden fasteners, and a broad offering of outdoor living accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 7 to the Consolidated Financial Statements presented in this Form
10-K.

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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit are recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2021, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
RESULTS OF OPERATIONS
Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Year Ended December 31, 2021 Compared To Year Ended December 31, 2020
Net Sales

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total net sales	$1,196,952	$880,831	$316,121	35.9%
Trex Residential net sales	$1,139,266	$827,792	$311,474	37.6%
Trex Commercial net sales	$57,686	$53,039	$4,647	8.8%
The 35.9% increase in total net sales in 2021 compared to 2020 was substantially due to volume growth at Trex Residential across all product lines. Our capacity expansion program and the additional lines installed at our new Virginia facility were fully operational in 2021 enabling our ability to capture additional growth. The increase in Trex Residential net sales was primarily driven by sustained broad-based demand, driven by continued strong, secular trends across Trex Residential’s outdoor living products, and market share gains from wood. The increase in net sales at Trex Residential was also impacted by our price increases on certain products to address inflationary pressures across many key raw materials and transportation. Trex Commercial contributed $57.7 million to consolidated net sales.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Cost of sales	$736,448	$521,374	$215,074	41.3%
% of total net sales	61.5%	59.2%
Gross profit	$460,504	$359,457	$101,047	28.1%
Gross margin	38.5%	40.8%
Gross profit as a percentage of net sales, gross margin, was 38.5% in 2021 compared to 40.8% in 2020. Gross margin for Trex Residential and Trex Commercial products in 2021 were 39.3% and 22.0%, respectively, compared to 41.6% and 29.2%, respectively, in 2020. Excluding a $6.5 million provision during 2020 to the Trex Residential legacy surface flaking warranty reserve, consolidated gross margin for 2020 was 41.5% compared to 38.5% for 2021. Gross margin at Trex Residential was unfavorably impacted by inflationary pressures on key raw materials and transportation, by start-up
costs and increased depreciation related to the capacity expansion program at Trex Residential, and reduced overhead absorption due to the fire at the Virginia facility. The decrease in gross margin was partially offset by price increases on certain product lines at Trex Residential.
Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Selling, general and administrative expenses	$139,624	$125,822	$13,802	11.0%
% of total net sales	11.7%	14.3%
Selling, general and administrative expenses increased $13.8 million in 2021 compared to 2020 primarily resulting from a $7.3 million increase in personnel related expenses, a $2.6 million increase in research and development expenses, and a $3.7 million increase in system and technology expenses.
Goodwill Impairment Loss

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Goodwill impairment loss	$54,245	$—	$54,245	N/A
% of total net sales	4.5%	N/A
During the fourth quarter of 2021, our annual goodwill impairment testing resulted in the recognition of an impairment charge to goodwill at our commercial railing reporting unit and our staging reporting unit within the Trex Commercial reportable segment of $42.5 million and $11.8 million, respectively. For fiscal year 2021, the Company determined that it was necessary to perform the goodwill impairment test for our railing and staging reporting units utilizing the quantitative assessment. We performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. Refer to Note 2 and Note 5 in the Notes to the Consolidated Financial Statements in this Form
10-K
for additional discussion of the goodwill impairment charge.

Gain on Insurance Proceeds

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Gain on insurance proceeds	$8,741	$—	$8,741	N/A
% of total net sales	0.7%	N/A
In March 2021, an electrical fire occurred at one of our manufacturing buildings in our Virginia complex. No injuries occurred from the event. The building was temporarily off-line
while damage to the building’s electrical systems was addressed. We have insurance coverage for repairs, incremental direct costs to serve our customers, and losses in operating income from the loss in net sales. During 2021, gains on insurance proceeds primarily related to the settlement from our insurance company of $6.8 million related to the fire at the Virginia facility.
Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Provision for income taxes	$66,654	$59,003	$7,651	13.0%
Effective tax rate	24.2%	25.2%
The effective tax rate for 2021 was comparable to the effective tax rate for 2020.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

Year Ended December 31	2021 Trex Residential	2021 Trex Commercial	2021 Trex Consolidated
Net income (loss)	$247,059	$(38,322)	$208,737
Interest income, net	(15)	—	(15)
Income tax expense (benefit)	79,500	(12,846)	66,654
Depreciation and amortization	34,941	1,005	35,946

EBITDA	$361,485	$(50,163)	$311,322

Year Ended December 31	2020 Trex Residential	2020 Trex Commercial	2020 Trex Consolidated
Net income	$171,197	$4,434	$175,631
Interest income, net	(999)	—	(999)
Income tax expense	57,488	1,515	59,003
Depreciation and amortization	17,131	809	17,940

EBITDA	$244,817	$6,758	$251,575

1
EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income and. In relation to its competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, especially when comparing financial results to prior periods. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments.
Non-GAAP
measures are not meant to be considered superior to or a substitute for our GAAP results.

	Year Ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Total EBITDA	$311,322	$251,575	$59,747	23.7%
Trex Residential EBITDA	$361,485	$244,817	$116,668	47.7%
Trex Commercial EBITDA	$(50,163)	$6,758	$(56,921)	NM
Total EBITDA increased 23.7% to $311.3 million for 2021 compared to $251.6 million for 2020. The increase was due to a $116.7 million increase in Trex Residential EBITDA, primarily driven by volume growth in net sales, and to a lesser extent, an $8.7 million gain on insurance proceeds. The increase was offset in part by a $56.9 million decrease in Trex Commercial EBITDA, primarily related to a $54.2 million goodwill impairment charge recognized in the fourth quarter of 2021. Excluding the impairment charge and gain on insurance proceeds in 2021, and the $6.5 million surface flaking warranty charge in 2020, EBITDA increased 38.3% to $356.8 million for 2021 compared to $258.1 million for 2020. Refer to Note 2 and Note 5 to the Consolidated Financial Statements in this Form
10-K
for additional discussion of the goodwill impairment charge.
Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
The Company hereby incorporates by reference the financial results from fiscal year 2019 and the comparison of financial results from fiscal year 2020 to fiscal year 2019 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the U.S. Securities and Exchange Commission on February 22, 2021.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flow from operations, borrowings, operating leases and normal trade credit terms from operating activities.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$258,064	$187,294	$156,352
Net cash used in investing activities	(158,039)	(170,658)	(67,244)
Net cash used in financing activities	(80,673)	(43,768)	(45,974)

Net increase (decrease) in cash and cash equivalents	$19,352	$(27,132)	$43,134

Operating Activities
Cash provided by operating activities increased $71 million in 2021 compared to 2020. The increase resulted from a $117 million increase in Trex Residential EBITDA, offset in part by a $44 million increase in working capital, including an increase in accounts receivable and accounts payable, which are expected to be collected or paid in the first quarter of 2022.

Investing Activities
Investing activities in 2021 consisted of $159.4 million in capital expenditures, primarily at our Trex Residential facilities, and included $126.3 million related to capacity expansion and general plant cost reduction initiatives, $24.9 million in other equipment expenditures and production improvements, $6.4 million for general support initiatives.
Financing Activities
Net cash used in financing activities in 2021 consisted primarily of $82.5 million in repurchases of our common stock under our Stock Repurchase Program.
Stock Repurchase Program.
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of December 31, 2021, the Company has repurchased 3.6 million shares under the Stock Repurchase Program.
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
At December 31, 2021, we had no outstanding indebtedness under the revolving credit facilities and borrowing capacity under the facilities of $300 million.

Compliance with Debt Covenants and Restrictions.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
Contractual Obligations.
Our contractual obligations consist primarily of purchase commitments and operating leases.
Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain. As of December 31, 2021, we have purchase obligations under material supply contracts of $47 million for the year ending December 31, 2022, $49.9 million in 2023, $25.0 million in 2024, $13.3 million in 2025 and $5.6 million in 2026. Please refer to Note 18 to the Consolidated Financial Statements in this filing for additional information on our purchase commitments.
Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases. As of December 31, 2021, we have operating lease liabilities of $7.9 million for the year ending December 31, 2022, $21.9 million for the years 2023 through 2026 and $8.1 million thereafter. Please refer to Note 9 to the Consolidated Financial Statements in this filing for additional information on our operating leases.
The Company believes that its cash on hand and cash generated through operating activities, both over the next 12 months and beyond the next 12 months, should be sufficient to cover purchase obligations and operating leases.
Off-Balance
Sheet Arrangements.
We do not have
off-balance
sheet financing arrangements.
Capital and Other Cash Requirements.
On October 26, 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, we expect to invest approximately $400 million over the next five years in the development of the new Arkansas site.
Our capital expenditure guidance for 2022 is $200 million to $220 million. In addition to our capital expenditure program, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.
We believe that cash on hand, cash flows from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to enable us to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet other cash requirements and maintain compliance with terms of our debt agreements for at least the next 12 months. We currently expect to fund future capital expenditures from operations and borrowings under the revolving credit facility. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities. Our ability to meet our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in the cost of raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure to negotiate amendments to our existing debt agreements to resolve any future noncompliance with financial covenants could adversely affect our liquidity by reducing access to revolving credit borrowings needed primarily to fund seasonal borrowing needs. We may determine that it is necessary or desirable to obtain financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to our business plan. Debt financing would increase our level of indebtedness, while equity financing would dilute the ownership of our stockholders. There can be no assurance as to whether, or as to the terms on which, we would be able to obtain such financing, which would be restricted by covenants contained in our existing debt agreements.
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
In November 2021, the FASB issued ASU
No. 2021-10,
“
Government Assistance (Topic 832):
Disclosures by Business Entities About Government Assistance
”. The guidance requires business entities to make annual disclosures about material transactions with a government that are accounted for by analogizing to a grant or contribution accounting model, such as International Accounting Standards 20, ASC
958-605.
The annual disclosure requirements include: the nature of the transactions, the entity’s related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. The disclosure requirements can be applied either prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or retrospectively. The guidance is effective for fiscal years beginning after December 15, 2021, with early application permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2021, we had no debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.
In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2021.

Item 8.	Financial Statements and Supplementary Data
The financial statements listed in Item 15 of this Form
10-K
are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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
We assessed the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2021, our internal control over financial reporting was effective, based on the COSO Framework.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 28, 2022	By:	/ S / B RYAN H. F AIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 28, 2022	By:	/ S / D ENNIS C. S CHEMM
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
February 28, 2022

Item 9B.	Other Information
Amendment of Amended and Restated 1999 Incentive Plan for Outside Directors
On February 23, 2022, the Board of Directors approved an amendment to the Amended and Restated 1999 Incentive Plan for Outside Directors (Outside Directors Plan), effective February 23, 2022, as follows:

•	The annual cash retainer for service on the Board was increased from $73,750 to $82,500.

•	The annual equity award for service on the Board was increased from $110,000 to $120,000.
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
Trex Residential Arkansas Manufacturing Facility
On October 26, 2021, the Company announced its plan to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, the Company expects to invest approximately $400 million over the next five years in the development of the new Arkansas site.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2021 fiscal year-end.
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at
www.trex.com/our-company/corporate-governance
, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 160 Exeter Drive, Winchester, Virginia 22603-8605. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation
Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2021 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2021 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2021 fiscal year-end.

Item 14.	Principal Accounting Fees and Services
Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2021 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following Consolidated Financial Statements of the Company are incorporated by reference in Part II, Item 8 of this Form
10-K:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-36
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.
(a)(3) See Exhibit Index at the end of the Annual Report on Form
10-K
for the information required by this Item.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-36

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Surface Flaking Warranty
Description of the Matter
At December 31, 2021, the Company’s surface flaking warranty reserve was $18.5 million. As discussed in Note 18 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s warranty reserve is based on an actuarial analysis of the number of claims to be settled and management’s estimate of the average cost to settle each claim. The actuarial analysis utilized determines a reasonably possible range of claims to be received and the percentage of those claims that will ultimately require payment.

Auditing the surface flaking warranty reserve is complex and required the involvement of a specialist due to the highly judgmental nature of the actuarially determined number of claims. Auditing the reserve is also complex due to the judgmental nature of the significant assumptions made by management (e.g., the size of the affected decks, the availability and type of replacement material used, and the cost of production of replacement material) and used in the measurement process. These determinations, assumptions and judgments have a significant effect on the surface flaking reserve.

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

Valuation of Goodwill

Description of the Matter
At December 31, 2021, the Company’s goodwill totaled $14.2 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment annually during the fourth quarter and when events or changes in circumstances indicate the carrying value of reporting units might exceed their current fair values. The Company determined that it was necessary to perform a quantitative annual goodwill impairment test as of October 31, 2021 of its commercial railing and staging reporting units utilizing a combination of the income and market approaches. As a result of the annual test performed, the Company recorded $54.2 million of impairment losses in the fourth quarter of 2021.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the fair value estimates were sensitive to changes in significant assumptions, such as the weighted average cost of capital and assumptions used in the prospective financial information (including the long-term rate of growth and profitability of the business), which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual goodwill impairment review process, including controls over management’s review of the significant assumptions described above and the completeness and accuracy of the underlying data.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above as well as the underlying data used by the Company in its analysis. For example, we compared the significant assumptions used by management in the prospective financial information to current industry and economic trends and to historical results. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the prospective financial information and assessed the historical accuracy of management’s estimates. We also involved a valuation specialist to assist in our evaluation of the Company’s valuation methodology and certain significant assumptions, such as the weighted average cost of capital.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Richmond, Virginia
February 28, 2022

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except share and per share data)
Net sales	$1,196,952	$880,831	$745,347
Cost of sales	736,448	521,374	438,844

Gross profit	460,504	359,457	306,503
Selling, general and administrative expenses	139,624	125,822	118,304
Goodwill impairment losses	54,245	—	—
Gain on insurance proceeds	8,741	—	—

Income from operations	275,376	233,635	188,199
Interest income, net	15	999	1,503

Income before income taxes	275,391	234,634	189,702
Provision for income taxes	66,654	59,003	44,964

Net income	$208,737	$175,631	$144,738

Basic earnings per common share	$1.81	$1.52	$1.24

Basic weighted average common shares outstanding	115,461,016	115,888,859	116,861,194

Diluted earnings per common share	$1.80	$1.51	$1.24

Diluted weighted average common shares outstanding	115,762,843	116,252,866	117,315,498

Comprehensive income	$208,737	$175,631	$144,738

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$141,053	$121,701
Accounts receivable, net	151,096	106,748
Inventories	83,753	68,238
Prepaid expenses and other assets	25,152	25,310

Total current assets	401,054	321,997
Property, plant and equipment, net	460,365	336,537
Goodwill and other intangible assets, net	19,001	73,665
Operating lease assets	34,571	34,382
Other assets	5,330	3,911

Total Assets	$920,321	$770,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,861	$38,622
Accrued expenses and other liabilities	58,041	62,331
Accrued warranty	5,800	5,400

Total current liabilities	88,702	106,353
Operating lease liabilities	28,263	28,579
Non-current accrued warranty	22,795	24,073
Deferred income taxes	43,967	22,956
Other long-term liabilities	11,560	—

Total Liabilities	195,287	181,961

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,734,753 and 140,577,005 shares issued and 115,148,152 and 115,799,503 shares outstanding at December 31, 2021 and 2020, respectively	1,407	1,406
Additional paid-in capital	127,787	126,087
Retained earnings	946,048	737,311
Treasury stock, at cost, 25,586,601 and 24,777,502 shares at December 31, 2021 and 2020, respectively	(350,208)	(276,273)

Total Stockholders’ Equity	725,034	588,531

Total Liabilities and Stockholders’ Equity	$920,321	$770,492

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2018	117,103,306	$1,400	$123,524	$416,942	22,893,366	$(198,903)	$342,963
Net income	—	—	—	144,738	—	—	144,738
Employee stock plans	154,282	2	1,087	—	—	—	1,089
Shares withheld for taxes on awards	(216,756)	—	(8,245)	—	—	—	(8,245)
Stock-based compensation	440,728	2	6,928	—	—	—	6,930
Repurchases of common stock	(1,000,118)	—	—	—	1,000,118	(38,300)	(38,300)

Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net income	—	—	—	175,631	—	—	175,631
Employee stock plans	68,061	—	1,446	—	—	—	1,446
Shares withheld for taxes on awards	(111,433)	—	(5,784)	—	—	—	(5,784)
Stock-based compensation	245,451	2	7,131	—	—	—	7,133
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,070)	(39,070)

Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	208,737	—	—	208,737
Employee stock plans	113,242	—	1,800	—	—	—	1,800
Shares withheld for taxes on awards	(78,626)	—	(8,538)	—	—	—	(8,538)
Stock-based compensation	123,132	1	8,438	—	—	—	8,439
Repurchases of common stock	(809,099)	—	—	—	809,099	(73,935)	(73,935)

Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating Activities
Net income	$208,737	$175,631	$144,738
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment losses	54,245	—	—
Depreciation and amortization	35,946	17,939	14,031
Deferred income taxes	21,012	13,125	7,706
Stock-based compensation	8,438	7,131	6,930
(Gain) loss on disposal of property, plant and equipment	(45)	(56)	285
Other non-cash adjustments	40	51	(218)
Changes in operating assets and liabilities:
Accounts receivable	(44,349)	(28,286)	12,701
Inventories	(15,515)	(12,132)	1,695
Prepaid expenses and other assets	(8,715)	(358)	(1,652)
Accounts payable	(3,473)	11,353	(16,666)
Accrued expenses and other liabilities	(5,285)	7,655	(10,823)
Income taxes receivable/payable	7,028	(4,759)	(2,375)

Net cash provided by operating activities	258,064	187,294	156,352

Investing Activities
Expenditures for property, plant and equipment and intangibles	(159,394)	(172,823)	(67,265)
Proceeds from sales of property, plant and equipment	1,355	2,165	21

Net cash used in investing activities	(158,039)	(170,658)	(67,244)

Financing Activities
Borrowings under line of credit	494,500	276,000	89,500
Principal payments under line of credit	(494,500)	(276,000)	(89,500)
Repurchases of common stock	(82,473)	(44,854)	(46,545)
Proceeds from employee stock purchase and option plans	1,800	1,446	1,089
Financing costs	—	(360)	(518)

Net cash used in financing activities	(80,673)	(43,768)	(45,974)

Net increase (decrease) in cash and cash equivalents	19,352	(27,132)	43,134
Cash and cash equivalents at beginning of year	121,701	148,833	105,699

Cash and cash equivalents at end of year	$141,053	$121,701	$148,833

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$—
Cash paid for income taxes, net	$38,614	$50,744	$39,612
See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (together with its wholly-owned subsidiary, the Company), a Delaware corporation, was incorporated on September 4, 1998. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). The Company’s principal business based on net sales is the manufacture and distribution of Trex Residential high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. Trex Commercial designs, engineers and markets modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
(540) 542-6300.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Trex Commercial Products, Inc. Intercompany accounts and transactions have been eliminated in consolidation. The
COVID-19
pandemic remains an evolving situation and while macro-economic recovery seems likely, the duration and extent of the recovery remains uncertain. However, the Company continues to manage its business to ensure the continuity of its operations and the safety of its employees. Trex Residential has not experienced any decline in demand for its outdoor living products. Trex Commercial had not experienced any material reduction to its net sales. However, measures taken to contain the spread of the virus have reduced new project commitments from its customer base. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. The Company continued to assess the impact on project commitments throughout the year and, during the fourth quarter of 2021, determined that the impact will adversely affect Trex Commercial’s financial condition and results of operations in future periods. The continued impact of
COVID-19
and its effect on project commitments was a consideration in the Company’s quantitative assessment for goodwill impairment testing at its commercial railing and staging reporting units as of October 31, 2021.
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
Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2021,

substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.
The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products and for satisfied performance obligations for Trex Commercial products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2021 and December 31, 2020.
In the years ended December 31, 2021, 2020, and 2019 sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2021, three customers of Trex Residential represented approximately 61% of the Company’s total net sales. For the year ended December 31, 2020, three customers of Trex Residential represented approximately 56% of the Company’s total net sales. For the year ended December 31, 2019, three customers of Trex Residential represented approximately 57% of the Company’s total net sales. At December 31, 2021 two customers represented 29% and 25%, respectively, of the Company’s total accounts receivable balance. At December 31, 2020 two customers represented 27% and 15%, respectively, of the Company’s accounts receivable balance.
For each year ended December 31, 2021, 2020, and 2019, approximately 26%, 28%, and 27%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.
Inventories
Inventories for the Company’s composite decking and railing products at Trex Residential are valued at the lower of cost
(last-in,
first-out,
or LIFO, method) and market as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to the lower of cost or market. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2021, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $36.5 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs. There were no LIFO inventory liquidations or related impact on cost of sales in 2021.
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
Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Unpaid liabilities related to property, plant and equipment are included in accounts payable and were $2.6 million and $12.9 million at December 31, 2021 and December 31, 2020, respectively. Cash flows for capital expenditures as reported in cash flows from investing activities in the Consolidated Statements of Cash Flows are adjusted to exclude unpaid amounts accrued at period end. Depreciation is provided using the straight-line method generally over the following estimated useful lives:

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
(ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company considers instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. The Company reviews its ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The carrying amount of the ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. An impairment loss is measured as the amount by which the carrying amount of the ROU asset exceeds its fair value. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease
components, which are accounted for separately. Consideration for non-lease
components is stated on a stand-alone basis in the applicable agreements.

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
The Company assigned its goodwill to reporting units and tests each reporting unit’s goodwill for impairment at least on an annual basis, or more frequently if an event occurs or circumstances change in the interim that indicate the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. The Company identified its reporting units based on the way it manages its operating segments. The Company has determined that it has three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. Each reporting unit constitutes a business with discrete financial information and operating segment management, at a level below the Company’s chief operating decision maker, regularly reviews the operating results of the reporting unit. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units.
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
The Company measures fair value of the reporting units based on a combination of the Income Approach (i.e., the Discounted Cash Flow Method) and a Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair value of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate and indicates the fair value of the reporting units based on the present value of the cash flows that the reporting unit is expected to generate in the future.

Significant assumptions in the Discounted Cash Flow Method include: the weighted average cost of capital (or discount rate); residual growth rate; future cash flow projections; and working capital effects. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Significant estimates in the Market Approach model may include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation and amortization (EBITDA) in estimating the fair value of the reporting units. The use of different assumptions, estimates or judgements, including estimated future cash flows and the discount rate used to discount estimated cash flows to their net present value, could materially increase or decrease the fair value of the reporting unit and impact our assessment of any goodwill impairment charges. Also, if different conditions exist in future periods, future impairment charges could result.
The Company performs the annual impairment testing of its goodwill as of October 31 of each year. For fiscal years 2021, 2020 and 2019, the Company completed its annual impairment test of goodwill for its residential reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount. Qualitative factors the Company considered include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant Company-specific events, as applicable.
For fiscal years 2020 and 2019, the Company completed its annual impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit utilizing the qualitative assessment and concluded that it was not more likely than not that the fair value of the respective reporting unit was less than its carrying amount. For fiscal year 2021, the Company determined that it was necessary to perform the goodwill impairment test for its railing and staging reporting units utilizing the quantitative assessment. The Company performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. As a result, the Company recognized an impairment charge at its commercial railing reporting unit and at its staging reporting unit of $42.5 million and $11.8 million, respectively, which was the amount by which the carrying amount of the respective reporting unit exceeded its fair value. The Company also considered the income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. For additional information regarding impairments of goodwill in the year ended December 31, 2021, see Note 5, “
Goodwill and Other Intangible Assets, Net
”.
The Company uses assumptions that are consistent with those it believes a market participant would use. However, the use of different events and circumstances or different assumptions, estimates or judgements, including estimated future cash flows, and the discount rate used to discount estimated cash flows to their net present value and the residual growth rate, could materially increase or decrease the fair value of the reporting unit and impact our assessment of any goodwill impairment charge.
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
Revenue Recognition
Trex Residential Products.
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 7 to these Consolidated Financial Statements.
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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit are recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2021, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
Insurance Proceeds
The Company maintains insurance coverage for losses it may incur from identifiable insurable events resulting in facility repairs, incremental direct costs to serve its customers and losses in operating income from the loss in net sales. The Company recognizes a gain in the amount of any related insurance proceeds received in excess of any losses incurred. The gain on insurance proceeds is presented in a separate line item in the Consolidated Statements of Comprehensive Income. During the year ended December 31, 2021, the Company recognized gains on insurance proceeds of $8.7 million primarily related to the fire at its Virginia Facility.

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
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2021, the Company has a valuation allowance of $2.2 million against these deferred tax assets related to certain state tax credits. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, research and development costs were $6.0 million, $3.4 million, and $4.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Advertising Costs
The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2021 and December 31, 2020, $3.1 million and $0.01 million was included in prepaid expenses for production costs, respectively.
For the years ended December 31, 2021, 2020, and 2019, branding expenses, including advertising expenses as described above, were $30.7 million, $31.7 million, and $35.7 million, respectively.
Fair Value of Financial Instruments
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2021 and 2020.
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
No. 2020-01,
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
In November 2021, the FASB issued ASU
No. 2021-10,
“
Government Assistance (Topic 832):
Disclosures by Business Entities about Government Assistance
”. The guidance requires business entities to make annual disclosures about material transactions with a government that are accounted for by analogizing to a grant or contribution accounting model, such as IAS 20, ASC
958-605.
The annual disclosure requirements include: the nature of the transactions, the entity’s related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. The disclosure requirements can be applied either prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or retrospectively. The guidance is effective for fiscal years beginning after December 15, 2021, with early application permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.

3.	INVENTORIES
Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2021	2020
Finished goods	$58,401	$39,048
Raw materials	56,441	44,475

Total FIFO inventories	114,842	83,523
Reserve to adjust inventories to LIFO value	(36,467)	(16,821)

Total LIFO inventories	$78,375	$66,702

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.
Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2021 or 2020.

Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31, 2021 and December 31, 2020, were $5.4 million and $1.5 million, respectively, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

4.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2021	2020
Prepaid expenses	$15,061	$7,285
Revenues in excess of billings	9,109	8,879
Income tax receivable	406	7,823
Other	576	1,323

Total prepaid expenses and other assets	$25,152	$25,310

5.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill by reportable segment at December 31, 2021 and 2020 was as follows (in thousands):

	Trex Residential Segment	Trex Commercial Segment		Trex Consolidated
	Residential Reporting Unit	Railing Reporting Unit	Staging Reporting Unit
Balance, December 31, 2020	$14,216	$42,491	$11,754	$68,461
Impairment Charge	—	42,491	11,754	54,245

Balance, December 31, 2021	$14,216	$—	$—	$14,216

For fiscal years 2021, 2020 and 2019, the Company completed its annual impairment test of goodwill for its residential reporting unit in Trex Residential utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount.
For fiscal years 2020 and 2019, the Company completed its annual impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit in Trex Commercial utilizing the qualitative assessment and concluded that it was not more likely than not that the fair value of the respective reporting unit was less than its carrying amount.
For fiscal year 2021, the Company elected to perform the impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit utilizing the quantitative assessment. The Company performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. In performing the quantitative assessment, the Company employed a combination of the Income Approach (i.e., Discounted Cash Flow Method) and the Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair values of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Using these methodologies resulted in the recognition of an impairment loss of
$42.5 million and $11.8 million at its

commercial railing and staging reporting units, respectively. The impairment loss was the amount by which the carrying amount exceeded the fair value of each reporting unit, not to exceed the amount of goodwill of each reporting unit. The Company also considered the income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.

Level 3 inputs used to determine the fair value of each reporting unit include management’s future cash flow projections, a weighted average cost of capital and a residual growth rate. The cash flows used to determine fair value are dependent on a number of significant management assumptions, such as expectations of future performance and the expected future economic environment, which are partly based on historical experience. Differences between actual and expected results may be material and dependent on future actions and plans. The discount rate and the residual growth rate are based on management’s judgment of the rates that would be utilized by a hypothetical market participant. The use of different assumptions, estimates or judgments, including the estimated future cash flows, the discount rate used to discount estimated cash flows to their net present value, and the residual growth rate, could materially increase or decrease the fair value of the reporting unit and, accordingly, could materially increase or decrease related impairment charges.
The Company’s intangible assets consist of domain names purchased in May 2018. At December 31, 2021 and 2020, intangible assets were $6.3 million, and accumulated amortization was $1.5 million and $1.1 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, was $0.4 million, $0.4 million, and $0.4 million, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31 (in thousands):

	2021	2020
Machinery and equipment	$471,667	$312,870
Building and improvements	101,609	61,860
Forklifts and tractors	18,584	16,003
Computer equipment	15,022	11,948
Furniture and fixtures	2,283	1,534
Construction in process	87,700	157,465
Land	22,911	11,351

Total property, plant and equipment	719,776	573,031
Accumulated depreciation	(259,411)	(236,494)

Total property, plant and equipment, net	$460,365	$336,537

The Company had construction in process as of December 31, 2021 of approximately $87.7 million. The Company expects that substantially all of the above noted construction in process will be completed and put into service in the year ending December 31, 2022.
Depreciation expense for the years ended December 31, 2021, 2020, and 2019, totaled $35.5 million, $17.5 million, and $13.6 million, respectively.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2021	2020
Sales and marketing	$16,439	$22,938
Compensation and benefits	25,450	21,156
Operating lease liabilities	7,066	6,708
Manufacturing costs	4,110	3,641
Billings in excess of revenues	1,401	1,244
Customer deposits	35	1,174
Other	3,540	5,470

Total accrued expenses and other liabilities	$58,041	$62,331

8.	DEBT
The Company’s debt consists of a revolving credit facility. At December 31, 2021 and 2020, the Company had no outstanding indebtedness. Available borrowing capacity at December 31, 2021, was $300 million.
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
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2021. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

9.	LEASES
For the years ended December 31, 2021 and December 31, 2020, total operating lease cost was $8.1 million and $8.5 million, respectively. The weighted average remaining lease term at December 31, 2021 and December 31, 2020 was 5.8 years and 5.6 years, respectively. The weighted average discount rate at December 31, 2021 and December 31, 2020 was 2.47% and 3.47%, respectively.
The following table includes supplemental cash flow information for the years ended December 31, 2021 and December 31, 2020 and December 31, 2019 and supplemental balance sheet information at December 31, 2021 and December 31, 2020 related to operating leases (in thousands):

Supplemental Cash Flow Information	For the Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$8,280	$8,736	$8,479
Operating ROU assets obtained in exchange for lease liabilities	$7,295	$1,427	$1,319

Supplemental Balance Sheet Information	December 31, 2021	December 31, 2020
Operating lease ROU assets	$34,571	$34,382
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,066	$6,708
Operating lease liabilities	28,263	28,579

Total operating lease liabilities	$35,329	$35,287

The following table summarizes maturities of operating lease liabilities at December 31, 2021 (in thousands):

Maturities of operating lease liabilities
2022	$7,859
2023	6,884
2024	6,526
2025	4,574
2026	3,920
Thereafter	8,158

Total lease payments	37,921
Less imputed interest	(2,592)

Total operating liabilities	$35,329

10.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2021 and 2020.

11.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$208,737	$175,631	$144,738

Denominator:
Basic weighted average shares outstanding	115,461,016	115,888,859	116,861,194
Effect of dilutive securities:
Stock appreciation rights	180,875	192,579	248,850
Restricted stock	120,952	171,428	205,454

Diluted weighted average shares outstanding	115,762,843	116,252,866	117,315,498

Basic earnings per share	$1.81	$1.52	$1.24

Diluted earnings per share	$1.80	$1.51	$1.24

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Restricted stock	6,296	—	—
Stock appreciation rights	12,602	14,697	41,540
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). As of December 31, 2021, the Company has repurchased 3.6 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.
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
Trex Residential Products
Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
wood-alternative composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 7 to the Consolidated Financial Statements.

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
Trex Commercial satisfies its performance obligation over time as work progresses because control is transferred continuously to its customers. Revenue and estimated profit is recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs include all direct material, labor, subcontract and certain indirect costs. The Company reviews and updates its estimates regularly and recognizes adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the period it is identified. During the year ended December 31, 2021, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements. The Company discloses only the transaction price allocated to its remaining performance obligations on contracts with an original duration greater than one year, which was $26.1 million as of December 31, 2021. The Company will recognize this revenue as performance obligations are satisfied, which is expected to occur within the next 24 months.
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

In addition, the timing of revenue recognition, billings and cash collections may result in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities are reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities). These assets and liabilities and changes in these assets and liabilities, respectively, were not material as of and for the year ended December 31, 2021.
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
For each year in the three years ended December 31, 2021, net sales were disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,139,266	$—	$1,139,266
Products transferred over time and fixed price contracts	—	57,686	57,686

	$1,139,266	$57,686	$1,196,952

Year Ended December 31, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$827,792	$—	$827,792
Products transferred over time and fixed price contracts	—	53,039	53,039

	$827,792	$53,039	$880,831

Year Ended December 31, 2019	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$694,267	$—	$694,267
Products transferred over time and fixed price contracts	—	51,080	51,080

	$694,267	$51,080	$745,347

13.	STOCK-BASED COMPENSATION
On April 30, 2014, the Company’s stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (Plan), which was previously approved by the Board of Directors on February 19, 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan, as previously disclosed. The Plan is administered by the Compensation Committee of the Company’s Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Company’s common stock that may be issued under the Plan is 25,680,000 and as of December 31, 2021, the total number of shares available for future issuance was 11,116,654.
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

	Year Ended December 31,
	2021	2020	2019
Time-based restricted stock and restricted stock units	$2,892	$3,219	$3,676
Performance-based restricted stock and restricted stock units	4,681	2,881	2,399
Stock appreciation rights	485	648	662
Employee stock purchase plan	381	383	193

Total stock-based compensation	$8,439	$7,131	$6,930

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Time-Based Restricted Stock and Time-Based Restricted Stock Units
The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $8.2 million, $6.1 million, and $6.0 million, respectively. At December 31, 2021, there was $3.1 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.5 years.

Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2018	311,096	$21.34
Granted	71,300	$38.12
Vested	(162,650)	$18.67
Forfeited	(1,280)	$31.17

Nonvested at December 31, 2019	218,466	$28.75
Granted	54,406	$53.97
Vested	(111,036)	$30.94
Forfeited	(1,114)	$40.34

Nonvested at December 31, 2020	160,722	$35.68
Granted	33,703	$100.50
Vested	(78,081)	$37.81
Forfeited	(4,798)	$66.00

Nonvested at December 31, 2021	111,546	$52.91

Performance-based Restricted Stock and Performance-Based Restricted Stock Units
The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of the Company’s shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third
each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2021, 2020 and 2019 there was $2.8 million, $1.7 million, and $0.8 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.9 years.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2018	182,412	$18.43
Granted	164,270	$23.82
Vested	(222,004)	$15.55
Forfeited	(1,022)	$29.23

Nonvested at December 31, 2019	123,656	$30.67
Granted	78,404	$39.60
Vested	(128,762)	$28.87
Forfeited	(728)	$41.12

Nonvested at December 31, 2020	72,570	$43.42
Granted	36,522	$86.26
Vested	(45,051)	$39.41
Forfeited	(6,273)	$65.30

Nonvested at December 31, 2021	57,768	$71.21

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
As of December 31, 2021, there was $0.7 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Average risk-free interest rate	0.6%	1.3%	2.5%
Expected term (years)	5	5	5
Expected volatility	58.7%	38.3%	39.1%
Dividend Yield.
The Company has never paid cash dividends on its common stock.
Average Risk-Free Interest Rate.
The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.
Expected Term.
The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility.
Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.
The weighted-average grant date fair value of SARs granted during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 was $51.84, $17.81, and $14.78, respectively.
SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2021
Outstanding at December 31, 2018	476,952	$9.63
Granted	49,072	$38.85
Exercised	(217,528)	$6.95
Canceled	(4,458)	$38.85

Outstanding at December 31, 2019	304,038	$15.79
Granted	43,830	$50.39
Exercised	(54,592)	$9.41
Canceled	—	$—

Outstanding at December 31, 2020	293,276	$22.15
Granted	15,029	$104.56
Exercised	(102,562)	$9.45
Canceled	(4,745)	$61.66

Outstanding at December 31, 2021	200,998	$33.86	5.3	$20,335,938
Vested at December 31, 2021	161,244	$25.58	5.3	$17,647,952
Exercisable at December 31, 2021	161,244	$25.58	5.3	$17,647,952
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2021, employees had purchased approximately 1,831,831 shares under the plan.

14.	EMPLOYEE BENEFIT PLANS
The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $6.6 million, $5.7 million, and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15.	INCOME TAXES
Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current income tax provision:
Federal	$30,450	$35,423	$30,306
State	15,192	10,455	6,952

	45,642	45,878	37,258

Deferred income tax provision:
Federal	21,607	12,603	6,928
State	(595)	522	778

	21,012	13,125	7,706

Total income tax provision	$66,654	$59,003	$44,964

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. Federal statutory taxes	$57,832	$49,273	$39,838
State and local taxes, net of U.S. Federal benefit	12,174	10,641	8,412
Permanent items	1,208	1,198	1,266
Excess tax benefits from vesting or settlement of stock compensation awards	(2,868)	(1,635)	(3,540)
Federal credits	(686)	(565)	(654)
Other	(1,006)	91	(358)

Total income tax provision	$66,654	$59,003	$44,964

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating losses	$64	$43
Residential product warranty reserve	7,260	7,532
Stock-based compensation	1,305	1,071
Accruals not currently deductible and other	1,371	2,041
Inventories	2,210	5,548
Operating lease liability	8,965	9,081
Deferred revenue	2,935	—
Goodwill amortization	6,858	—
State tax credit carryforwards	3,394	3,345

	As of December 31,
	2021	2020
Gross deferred tax assets, before valuation allowance	34,362	28,661
Valuation allowance	(2,232)	(2,775)

Gross deferred tax assets, after valuation allowance	32,130	25,886

Deferred tax liabilities:
Depreciation	(63,483)	(29,792)
Operating lease right-of-use asset	(8,635)	(8,755)
Goodwill amortization	—	(5,775)
Other	(3,979)	(4,520)

Gross deferred tax liabilities	(76,097)	(48,842)

Net deferred tax liability	$(43,967)	$(22,956)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, primarily certain state income tax credits. As of December 31, 2021, the Company had a valuation allowance of $2.2 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2021, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2021, for certain tax jurisdictions, tax years 2018 through 2021 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

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
Segment Data (in thousands):

	Net Sales	Net Income (Loss) (1)	EBITDA	Depreciation and Amortization	Income Tax Expense / (Benefit)	Capital Expenditures	Total Assets
December 31, 2021
Trex Residential	$1,139,266	$247,059	$361,485	$34,941	$79,500	$157,568	$881,225
Trex Commercial	57,686	(38,322)	(50,163)	1,005	(12,846)	1,826	39,096

Total	$1,196,952	$208,737	$311,322	$35,946	$66,654	$159,394	$920,321

December 31, 2020
Trex Residential	$827,792	$171,197	$244,817	$17,131	$57,488	$171,784	$676,948
Trex Commercial	53,039	4,434	6,758	809	1,515	1,039	93,544

Total	$880,831	$175,631	$251,575	$17,940	$59,003	$172,823	$770,492

December 31, 2019
Trex Residential	$694,267	$142,811	$199,020	$13,413	$44,292	$65,399	$503,883
Trex Commercial	51,080	1,927	3,210	618	672	1,866	88,356

Total	$745,347	$144,738	$202,230	$14,031	$44,964	$67,265	$592,239

(1)	For the year ended December 31, 2021, total net income and net loss at Trex Commercial includes a goodwill impairment charge of $54.2 million.

Reconciliation of Net Income (Loss) to EBITDA (in thousands):

	Net Income / (Loss)	Interest (Income), Net	Income Tax Expense / (Benefit)	Depreciation and Amortization	EBITDA
December 31, 2021
Trex Residential	$247,059	$(15)	$79,500	$34,941	$361,485
Trex Commercial	(38,322)	—	(12,846)	1,005	(50,163)

Total	$208,737	$(15)	$66,654	$35,946	$311,322

December 31, 2020
Trex Residential	$171,197	$(999)	$57,488	$17,131	$244,817
Trex Commercial	4,434	—	1,515	809	6,758

Total	$175,631	$(999)	$59,003	$17,940	$251,575

December 31, 2019
Trex Residential	$142,811	$(1,496)	$44,292	$13,413	$199,020
Trex Commercial	1,927	(7)	672	618	3,210

Total	$144,738	$(1,503)	$44,964	$14,031	$202,230

17.	SEASONALITY
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
Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2021, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that may average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2021, the Company has purchase commitments under material supply contracts of $47 million for the year ending December 31, 2022, and a total of $94 million for the years ending December 31, 2023 through 2026.
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
The number of incoming claims received in the year ended December 31, 2021 was lower than the number of claims received in the year ended December 31, 2020 and lower than the Company’s expectations for 2021. Average cost per claim experienced in the year ended December 31, 2021 was higher than that experienced in the year ended December 31, 2020 but was slightly lower than the Company’s expectations for 2021. The Company believes its reserve at December 31, 2021 is sufficient to cover future surface flaking obligations.
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
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	3,846	3,846
Settlements made during the period	(2,783)	(1,941)	(4,724)

Ending balance, December 31	$18,542	$10,053	$28,595

	Year Ended December 31, 2020
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$19,024	$6,470	$25,494
Provisions and changes in estimates	6,479	3,382	9,861
Settlements made during the period	(4,178)	(1,704)	(5,882)

Ending balance, December 31	$21,325	$8,148	$29,473

Trex Residential Arkansas Manufacturing Facility
On October 26, 2021, the Company announced its plan to add a third U.S. based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction is slated to begin in early 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, the Company expects to invest approximately $400 million over the next five years in the development of the new Arkansas site.

19.	INTERIM FINANCIAL DATA (Unaudited)

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(In thousands, except share and per share data)
Net sales	$303,960	$335,872	$311,596	$245,524	$228,286	$231,502	$220,648	$200,395
Gross profit	$118,180	$128,250	$118,273	$95,801	$92,392	$84,964	$92,405	$89,696
Net income	$25,031	$73,795	$61,366	$48,545	$43,301	$42,710	$47,218	$42,402
Basic earnings per common share	$0.22	$0.64	$0.53	$0.42	$0.37	$0.37	$0.41	$0.37
Basic weighted average common shares outstanding	115,360,256	115,344,015	115,362,757	115,663,366	115,791,757	115,773,030	115,733,934	116,259,058
Diluted earnings per common share	$0.21	$0.64	$0.53	$0.42	$0.37	$0.37	$0.41	$0.37
Diluted weighted average common shares outstanding	115,631,911	115,625,760	115,662,626	116,017,400	116,169,754	116,134,623	116,061,988	116,647,442
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

TREX COMPANY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2021:
Trex Residential product warranty reserve	$29,473	$3,846	$(4,724)	$28,595

Income tax valuation allowance	$2,775	$—	$(543)	$2,232

Year ended December 31, 2020:
Trex Residential product warranty reserve	$25,494	$9,861	$(5,882)	$29,473

Income tax valuation allowance	$2,988	$1	$(214)	$2,775

Year ended December 31, 2019:
Trex Residential product warranty reserve	$30,754	$979	$(6,239)	$25,494

Income tax valuation allowance	$3,015	$—	$(27)	$2,988

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 28, 2022	By:	/S/ B RYAN H. F AIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 28, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ B RYAN H. F AIRBANKS Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ D ENNIS C. S CHEMM Dennis C. Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ J AMES E. C LINE James E. Cline	Chairman

/S/ R ONALD W. K APLAN Ronald W. Kaplan	Vice Chairman

/S/ M ICHAEL F. G OLDEN Michael F. Golden	Director

/S/ J AY M. G RATZ Jay M. Gratz	Director

/S/ K RISTINE L. J USTER Kristine L. Juster	Director

/S/ G ENA C. L OVETT Gena C. Lovett	Director

/S/ R ICHARD E. P OSEY Richard E. Posey	Director

/S/ P ATRICIA B. R OBINSON Patricia B. Robinson	Director

/S/ G ERALD V OLAS Gerald Volas	Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.3	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.4	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.5	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.6	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.7	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.8	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.9	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

4.10	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.11	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

10.1**	Description of Management Compensatory Plans and Arrangements.	10-K	10.1	February 14, 2019	001-14649

10.2**	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan.	10-Q	10.4	November 2, 2020	001-14649

10.3* / **	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on February 23, 2022.

10.4**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.1	July 29, 2019	001-14649

10.5**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.2	July 29, 2019	001-14649

10.6**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.3	July 29, 2019	001-14649

10.7**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.2	August 3, 2015	001-14649

10.8**	Change in Control Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.9**	Amended and Restated Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

10.10**	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-K	10.16	February 21, 2017	001-14649

10.11**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.1	May 8, 2015	001-14649

10.12**	Form of Retention Agreement for Company Officers dated May 2, 1018.	10-Q	10.2	May 7, 2018	001-14649

10.13	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.14	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.15	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.16	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.17	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.