Form 10-Q
period 2022-03-31
TREX CO INC
filed 2022-05-09
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 26, 2022 was 113,199,234 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$339,228	$245,524
Cost of sales	204,316	149,723

Gross profit	134,912	95,801
Selling, general and administrative expenses	39,960	32,049
Gain on insurance proceeds	—	(737)

Income from operations	94,952	64,489
Interest expense (income), net	14	(3)

Income before income taxes	94,938	64,492
Provision for income taxes	23,727	15,947

Net income	$71,211	$48,545

Basic earnings per common share	$0.62	$0.42

Basic weighted average common shares outstanding	114,638,424	115,663,366

Diluted earnings per common share	$0.62	$0.42

Diluted weighted average common shares outstanding	114,853,881	116,017,400

Comprehensive income	$71,211	$48,545

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,188	$141,053
Accounts receivable, net	200,920	151,096
Inventories	98,176	83,753
Prepaid expenses and other assets	22,878	25,152

Total current assets	437,162	401,054
Property, plant and equipment, net	472,525	460,365
Operating lease assets	37,479	34,571
Goodwill and other intangible assets, net	18,896	19,001
Other assets	6,334	5,330

Total assets	$972,396	$920,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,707	$24,861
Accrued expenses and other liabilities	75,013	58,041
Accrued warranty	6,300	5,800

Total current liabilities	143,020	88,702
Deferred income taxes	43,967	43,967
Operating lease liabilities	30,672	28,263
Non-current accrued warranty	22,112	22,795
Other long-term liabilities	11,560	11,560

Total liabilities	251,331	195,287

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized; 140,787,904 and 140,734,753 shares issued and 114,367,340 and 115,148,152 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,408	1,407
Additional paid-in capital	127,623	127,787
Retained earnings	1,017,259	946,048
Treasury stock, at cost, 26,420,564 and 25,586,601 shares at March 31, 2022 and December 31, 2021, respectively	(425,225)	(350,208)

Total stockholders’ equity	721,065	725,034

Total liabilities and stockholders’ equity	$972,396	$920,321

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on awards	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 2021	115,361,396	$1,406	$124,678	$785,856	25,281,777	$(321,796)	$590,144

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$71,211	$48,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,473	6,423
Stock-based compensation	2,226	2,176
Gain on disposal of property, plant and equipment	—	(98)
Other non-cash adjustments	77	77
Changes in operating assets and liabilities:
Accounts receivable	(49,825)	(202,781)
Inventories	(14,423)	(6,774)
Prepaid expenses and other assets	1,560	(809)
Accounts payable	36,605	10,494
Accrued expenses and other liabilities	(6,149)	(14,453)
Income taxes receivable/payable	22,124	14,626

Net cash provided by (used in) operating activities	73,879	(142,574)

Investing Activities
Expenditures for property, plant and equipment	(22,288)	(58,093)
Proceeds from sales of property, plant and equipment	—	293

Net cash used in investing activities	(22,288)	(57,800)

Financing Activities
Borrowings under line of credit	—	142,000
Principal payments under line of credit	—	(6,000)
Repurchases of common stock	(77,929)	(49,566)
Proceeds from employee stock purchase and option plans	523	460
Financing costs	(50)	—

Net cash ( used in ) provided by financing activities	(77,456)	86,894

Net decrease in cash and cash equivalents	(25,865)	(113,480)
Cash and cash equivalents, beginning of period	141,053	121,701

Cash and cash equivalents, end of period	$115,188	$8,221

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$1,604	$1,319
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2021 and 2022
(Unaudited)

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Trex), a Delaware corporation, was incorporated on September 4, 1998. Together, Trex and its wholly-owned subsidiary, Trex Commercial Products, Inc., are referred to as the Company. The Company operates in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). Trex Residential, the Company’s principal business based on net sales, is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
, with more 30 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Also, the Company is a leading national provider of custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
(540) 542-6300.

2.	BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and, accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments, except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.
The unaudited consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from the
COVID-19
pandemic and geopolitical conflicts.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.

3.	RECENTLY ADOPTED ACCOUNTING STANDARDS
In November 2021, the FASB issued ASU
No. 2021-10,
“
Government Assistance (Topic 832):
Disclosures by Business Entities about Government Assistance
”. The guidance requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model, such as IAS 20, ASC
958-605.
The annual disclosure requirements include: the nature of the transactions, the entities related accounting policy used, the line items on the balance sheet and income statement that are affected and the amounts applicable to each financial statement line item, and significant terms and conditions of the transactions. The disclosure requirements could be applied either prospectively to all transactions in the scope of the amendments that are reflected in the financial statements at the date of initial application and new transactions that are entered into after the date of initial application, or retrospectively. The guidance was effective for fiscal years beginning after December 15, 2021, with early application permitted. The adoption of the guidance did not have a material effect on the Company’s consolidated financial statements.

4.	NEW ACCOUNTING STANDARDS NOT YET ADOPTED
In March 2020, the FASB issued ASU
No. 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract
modifications a
nd hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.

5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$64,382	$58,401
Raw materials	63,175	56,441

Total FIFO (first-in, first-out) inventories	127,557	114,842
Reserve to adjust inventories to LIFO value	(36,467)	(36,467)

Total LIFO inventories	$91,090	$78,375

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the three months ended March 31, 2022.
Inventories valued at lower of cost (FIFO method) and net realizable value were $7.1 million at March 31, 2022 and $5.4 million at December 31, 2021, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$12,599	$15,061
Revenues in excess of billings	8,897	9,109
Income tax receivable	723	406
Other	659	576

Total prepaid expenses and other assets	$22,878	$25,152

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill by reportable segment at March 31, 2022 and December 31, 2021 was $14.2 million for Trex Residential. The Company’s intangible assets consist of domain names. At March 31, 2022 and December 31, 2021, intangible assets were $6.3 million and accumulated amortization was $1.6 million and $1.5 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2022 and March 31, 2021 was $0.1 million and $0.1 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Income taxes	$22,441	$—
Sales and marketing	21,948	16,439
Compensation and benefits	12,719	25,450
Operating lease liabilities	7,504	7,066
Manufacturing costs	4,060	4,110
Billings in excess of revenues	2,151	1,436
Other	4,190	3,540

Total accrued expenses and other liabilities	$75,013	$58,041

9.	DEBT
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
The Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $350 million at March 31, 2022.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the three months ended March 31, 2022 and March 31, 2021, total operating lease expense was $2.1 million and $2.0 million, respectively. The weighted average remaining lease term at March 31, 2022 and December 31, 2021 was 5.9 years and 5.8 years, respectively. The weighted average discount rate at March 31, 2022 and December 31, 2021 was 2.20% and 2.47%, respectively.
The following table includes supplemental cash flow information for the three months ended March 31, 2022 and March 31, 2021 and supplemental balance sheet information at March 31, 2022 and December 31, 2021 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,174	$2,056
Operating ROU assets obtained in exchange for lease liabilities	$6,053	$1,038

Supplemental balance sheet information	March 31, 2022	December 31, 2021
Operating lease ROU assets	$37,479	$34,571

Operating lease liabilities:
Accrued expenses and other current liabilities	$7,504	$7,066
Operating lease liabilities	30,672	28,263

Total operating lease liabilities	$38,176	$35,329

The following table summarizes maturities of operating lease liabilities at March 31, 2022 (in thousands):

Maturities of operating lease liabilities
2022	$6,276
2023	7,377
2024	6,653
2025	5,362
2026	4,852
Thereafter	10,156

Total lease payments	40,676
Less imputed interest	(2,500)

Total operating lease liabilities	$38,176

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income available to common shareholders	$71,211	$48,545

Denominator:
Basic weighted average shares outstanding	114,638,424	115,663,366
Effect of dilutive securities:
Stock appreciation rights and options	124,327	207,060
Restricted stock	91,130	146,974

Diluted weighted average shares outstanding	114,853,881	116,017,400

Basic earnings per share	$0.62	$0.42

Diluted earnings per share	$0.62	$0.42

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock appreciation rights	31,006	7,181
Restricted stock	52,278	23,079
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2022, Trex has repurchased 4.4 million shares of its outstanding common stock under the Stock Repurchase Program.
First Certificate of Amendment to the Restated Certificate of Incorporation
At the annual meeting of stockholders of Trex held on May 5, 2022, its stockholders approved an amendment of the Trex Restated Certificate of Incorporation (Amendment), effective as of May 5, 2022. The Board of Directors of Trex unanimously approved the Amendment on February 23, 2022, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that Trex is authorized to issue from 180 million shares to 360 million shares. The Amendment was filed with the Delaware Secretary of State on May 5, 2022.

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

Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $26.0 million as of March 31, 2022. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 26 months.
For the three months ended March 31, 2022 and March 31, 2021, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended March 31, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$327,194	$—	$327,194
Products transferred over time and fixed price contracts	—	12,034	12,034

	$327,194	$12,034	$339,228

Three Months Ended March 31, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$233,070	$—	$233,070
Products transferred over time and fixed price contracts	—	12,454	12,454

	$233,070	$12,454	$245,524

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by Trex stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Trex Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of Trex common stock that may be issued und
er the Plan is 25,680,000 and as of March 31, 2022, the total number of shares available for future issuance is 11,072,584.
The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2022:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	38,164	$82.27
Performance-based restricted stock units (a)	71,731	$76.24
Stock appreciation rights	32,971	$82.01

(a)
Includes 46,651 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2022, and adjustments of 8,160, 11,684, and 5,236 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021, 2020, and 2019, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2021 and March 31, 2020 the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Weighted-average fair value of grants	$33.90	$51.84
Dividend yield	0%	0%
Average risk-free interest rate	1.9%	0.6%
Expected term (years)	5	5
Expected volatility	44.9%	58.7%
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

	Three Months Ended March 31
	2022	2021
Stock appreciation rights	$154	$114
Time-based restricted stock and restricted stock units	847	687
Performance-based restricted stock and restricted stock units	1,158	1,275
Employee stock purchase plan	67	100

Total stock-based compensation	$2,226	$2,176

Total unrecognized compensation cost related to unvested awards as of March 31, 2022 was $15.9 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was 25.0% and 24.7%, respectively, which resulted in expense of $23.7 million and $15.9 million, respectively. The increase of 0.3% in the effective tax rate was primarily due to a current year decrease in excess tax benefits from the exercise of share-based payments.
During the three months ended March 31, 2022 and March 31, 2021, the Company realized $0.1million and $0.8 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2022, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2022, for certain tax jurisdictions tax years 2018 through 2021 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31, 2022 and March 31, 2021 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$327,194	$12,034	$339,228	$233,070	$12,454	$245,524
Net income (loss)	$72,215	$(1,004)	$71,211	$48,745	$(200)	$48,545
EBITDA	$106,483	$(1,058)	$105,425	$70,964	$(52)	$70,912
Depreciation and amortization	$10,191	$282	$10,473	$6,210	$213	$6,423
Income tax expense (benefit)	$24,063	$(336)	$23,727	$16,012	$(65)	$15,947
Capital expenditures	$22,283	$5	$22,288	$56,563	$1,530	$58,093
Total assets	$929,737	$42,659	$972,396	$808,864	$91,426	$900,290
Reconciliation of Net Income to EBITDA:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$72,215	$(1,004)	$71,211	$48,745	$(200)	$48,545
Interest expense (income), net	14	—	14	(3)	—	(3)
Income tax expense (benefit)	24,063	(336)	23,727	16,012	(65)	15,947
Depreciation and amortization	10,191	282	10,473	6,210	213	6,423

EBITDA	$106,483	$(1,058)	$105,425	$70,964	$(52)	$70,912

17.	SEASONALITY
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
The number of incoming claims received in the three months ended March 31, 2022, was lower than the number of claims received in the three months ended March 31, 2021 and lower than the Company’s expectations for the first quarter of 2022. Average cost per claim experienced in the three months ended March 31, 2022 was significantly higher than that experienced in the three months ended March 31, 2021 and higher than the Company’s expectations for the current year. The elevated average cost per claim experienced in the three months ended March 31, 2022, was primarily the result of the closure of two large claims, which were considered in the Company’s estimation of its surface flaking warranty reserve. The Company believes its reserve at March 31, 2022 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will decline over time and that the average cost per claim will increase. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or an increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.8 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	1,090	1,090
Settlements made during the period	(745)	(528)	(1,273)

Ending balance, March 31	$17,797	$10,615	$28,412

	Three Months Ended March 31, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	1,092	1,092
Settlements made during the period	(604)	(416)	(1,020)

Ending balance, March 31	$20,721	$8,824	$29,545

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
The following management discussion should be read in conjunction with the Trex Company, Inc. (Trex) Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report. Trex has one wholly-owned subsidiary, Trex Commercial Products, Inc. Together, Trex and Trex Commercial Products, Inc. are referred to as the Company, we or our.
NOTE ON FORWARD-LOOKING STATEMENTS
This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19;
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
Trex Residential
is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex
®
and manufactured in the United States. We offer a comprehensive set of aesthetically appealing and durable, low-maintenance
product offerings in the decking, residential railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly
and leverage recycled materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex Residential one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex Residential products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking and Accessories
Our principal decking products are Trex Transcend
®
, Trex Select
®
and Trex Enhance
®
. In addition, our Trex Transcend decking product can also be used as cladding. Our high-performance, low-maintenance,
eco-friendly
composite decking products are comprised primarily of a blend of reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching.

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

Staging Equipment and Accessories	Our advanced modular, lightweight custom staging systems include portable platforms, orchestra shells, guardrails, stair units, barricades, camera platforms, VIP viewing decks, ADA infills, DJ booths, pool covers, and other custom applications. Our systems provide superior staging product solutions for facilities and venues with custom needs. Our modular stage equipment is designed to appear seamless, feel permanent, and maximize the functionality of the space.
Highlights for the three months ended March 31, 2022:

•	Increase in net sales of 38.2%, or $93.7 million, to $339.2 million for the three months ended March 31, 2022 compared to $245.5 million for the three months ended March 31, 2021.

•
Increase in net income to $71.2 million, or $0.62 per diluted share, for the three months ended March 31, 2022 compared to $48.5 million, or $0.42 per diluted share, for the three months ended March 31, 2021.

•
Increase in EBITDA (earnings before interest, income tax and depreciation and amortization) of 48.7%, or $34.5 million, to $105.4 million for the three months ended March 31, 2022 compared to $70.9 million for the three months ended March 31, 2021.

•
Capital expenditures of $22.3 million at Trex Residential, primarily related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, and safety, environmental and general support.

•
Repurchase of 833,963 shares of our outstanding common stock during the three months ended March 31, 2022 under our Stock Repurchase Program for a total 4.4 million shares repurchased under the program as of March 31, 2022.

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
The number of incoming claims received in the three months ended March 31, 2022, was lower than the number of claims received in the three months ended March 31, 2021 and lower than our expectations for the first quarter of 2022. Average cost per claim experienced in the three months ended March 31, 2022 was significantly higher than that experienced in the three months ended March 31, 2021 and higher than our expectations for the current year. The elevated average cost per claim experienced in the three months ended March 31, 2022, was primarily the result of the closure of two large claims, which were considered in our estimation of the surface flaking warranty reserve. We believe the reserve at March 31, 2022 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on Form
10-Q
for additional information.
We estimate that the annual number of claims received will decline over time and that the average cost per claim will increase. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.8 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2022	2021
Claims open, beginning of period	1,759	1,799
Claims received (1)	121	214
Claims resolved (2)	(145)	(215)

Claims open, end of period	1,735	1,798

Average cost per claim (3)	$6,362	$3,620

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
General.
Our results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from the
COVID-19
pandemic and geopolitical conflicts.
RESULTS OF OPERATIONS
Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2022 (2022 quarter) compared to the three months ended March 31, 2021 (2021 quarter).

Three Months Ended March 31, 2022 Compared To The Three Months Ended March 31, 2021
Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$339,228	$245,524	$93,704	38.2%
Trex Residential net sales	$327,194	$233,070	$94,124	40.4%
Trex Commercial net sales	$12,034	$12,454	$(420)	(3.4)%
Total net sales increased by 38.2% in the 2022 quarter compared to the 2021 quarter reflecting a 40.4% increase in Trex Residential net sales and a 3.4% decrease in Trex Commercial net sales. The increase in Trex Residential net sales was primarily due to an increase in average price per unit of 18% and an increase in volume of 19%. The increase in price was due to price increases on certain products to address inflationary pressures across many key raw materials and transportation. The sustained broad-based demand continued to reflect strong secular trends, including growth in the outdoor living category as homeowners choose to invest in their existing residences and pursue renovations that enhance their outdoor living space. In addition, we continue execute on our wood-to-composite
market share conversion strategy and drive consumers from wood decking to our eco-friendly
Trex decking, a benefit that we believe is not only continuing but accelerating. The capacity expansion program at Trex Residential, which included construction of a new facility and incremental production lines at our existing Virginia site and the installation of additional production lines at our Nevada facility, enabled us to effectively meet current demand and expected future growth and ensure capacity to service our channel partners.
Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$204,316	$149,723	$54,593	36.5%
% of total net sales	60.2%	61.0%
Gross profit	$134,912	$95,801	$39,111	40.8%
Gross margin	39.8%	39.0%
Gross profit as a percentage of net sales, gross margin, was 39.8% in the 2022 quarter compared to 39.0% in the 2021 quarter. Gross margin for Trex Residential and Trex Commercial was 40.9% and 10.4%, respectively, in the 2022 quarter compared to 40.2% and 17.2%, respectively, in the 2021 quarter. The increase in gross margin was driven primarily by pricing realization on certain product lines at Trex Residential, partially offset by inflationary pressures on raw materials, labor and transportation.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$39,960	$31,312	$8,648	27.6%
% of total net sales	11.8%	12.8%
The increase in selling, general and administrative expenses in the 2022 quarter compared to the 2021 quarter was primarily the result of a $4.8 million increase in marketing and branding spend and a $3.8 million increase in personnel related expenses.
Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$23,727	$15,947	$7,780	48.8%
Effective tax rate	25.0%	24.7%
The effective tax rate for the 2022 quarter of 25.0% was relatively unchanged with an increase of 0.3% compared to the effective tax rate of 24.7% for the 2021 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended March 31, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$72,215	$(1,004)	$71,211
Interest income, net	14	—	14
Income tax expense (benefit)	24,063	(336)	23,727
Depreciation and amortization	10,191	282	10,473

EBITDA	$106,483	$(1,058)	$105,425

	Three Months Ended March 31, 2021
	Trex Residential	Trex Commercial	Total
Net income	$48,745	$(200)	$48,545
Interest income, net	(3)	—	(3)
Income tax expense	16,012	(65)	15,947
Depreciation and amortization	6,210	213	6,423

EBITDA	$70,964	$(52)	$70,912

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$105,425	$70,912	$34,513	48.7%
Trex Residential EBITDA	$106,483	$70,964	$35,519	50.1%
Trex Commercial EBITDA	$(1,058)	$(52)	$(1,006)	NM
Total EBITDA increased 48.7% to $105.4 million for the 2022 quarter compared to $70.9 million for the 2021 quarter. The increase was driven by a 50.1% increase in Trex Residential EBITDA, primarily due to the increase in net sales.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2022 we had $115.2 million of cash and cash equivalents.

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
Non-GAAP
financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$73,879	$(142,574)
Net cash used in investing activities	(22,288)	(57,800)
Net cash (used in) provided by financing activities	(77,456)	86,894

Net decrease in cash and cash equivalents	$(25,865)	$(113,480)

Operating Activities
Cash provided by operations was $73.9 million during the 2022 quarter compared to cash used in operations of $142.6 million during the 2021 quarter. The increase of $216.5 million in cash provided by operating activities in the 2022 quarter compared to the 2021 quarter was primarily due to an increase in net sales at Trex Residential and higher collection of accounts receivables in the 2022 quarter compared to the 2021 quarter.
Investing Activities
Capital expenditures in the 2022 quarter were $22.3 million at Trex Residential, primarily related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, and safety, environmental and general support.
Financing Activities
Net cash used in financing activities of $77.5 million in the 2022 quarter consisted primarily of repurchases of our common stock of $77.9 million.
Stock Repurchase Program.
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2022, the Company has repurchased 4.4 million shares under the Stock Repurchase Program.
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
At March 31, 2022, we had no outstanding borrowings under the revolving credit facilities and borrowing capacity under the facilities of $350 million.
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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
Capital Requirements.
On October 26, 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on nearly 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction is scheduled to begin in 2022 with the first production output anticipated in 2024. Funded primarily through ongoing cash generation, we expect to invest approximately $400 million over the next five years in the development of the new Arkansas site.
Our capital expenditure guidance for 2022 is $200 million to $220 million. In addition to the construction of our third facility in Arkansas, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders
Inventory in Distribution Channels. We sell our Trex Residential decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use
demand could have an adverse effect on future sales.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2022.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2022 – January 31, 2022	363,918	$90.12	363,918	7,624,205
February 1, 2022 – February 28, 2022	505,901	$89.36	470,045	7,154,160
March 1, 2022 – March 31, 2022	—	—	—	7,154,160

Quarterly period ended March 31, 2022	869,819		833,963

(1)
Includes shares withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Trex Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 833,963 shares of its common stock under the Stock Repurchase Program during the three months ended March 31, 2022.

Item 5.	Other Information
Submission of Matters to a Vote of Security Holders
Trex held its Annual Meeting of Stockholders on May 5, 2022. Only holders of Trex common stock at the close of business on March 9, 2022 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 114,358,259 shares of common stock entitled to vote. A total of 105,387,078 shares of common stock (92.16%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.
The stockholders voted on four proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 22, 2022. The final results for the votes regarding each proposal are set forth below.
Proposal 1:
Trex stockholders elected three directors to the Board to serve for a three-year term until the 2025 annual meeting of stockholders and until their successors are duly elected and qualified. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
Bryan H. Fairbanks	95,942,124	1,342,879	104,216	7,997,859
Michael F. Golden	83,140,317	13,529,839	719,063	7,997,859
Kristine L. Juster	85,531,183	11,140,712	717,324	7,997,859

Proposal 2:
Trex stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 22, 2022. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
90,874,721	6,240,934	273,564	7,997,859
Proposal 3:
Trex stockholders approved the First Certificate of Amendment to the Trex Company, Inc. Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 180,000,000 to 360,000,000.

For	Against	Abstain	Broker Non-Votes
102,250,689	3,084,380	52,009	—
Proposal 4:
Trex stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
101,654,456	3,672,119	60,503	—
First Certificate of Amendment to the Restated Certificate of Incorporation
At the annual meeting of stockholders of Trex held on May 5, 2022, its stockholders approved an amendment of the Trex Restated Certificate of Incorporation (Amendment), effective as of May 5, 2022. The Trex Board of Directors unanimously approved the Amendment on February 23, 2022, subject to stockholder approval. The Amendment increases the number of shares of common stock, par value $.01 per share, that Trex is authorized to issue from 180 million shares to 360 million shares. The Amendment was filed with the Delaware Secretary of State on May 5, 2022.
The foregoing description of certain terms and conditions in the Amendment is qualified in its entirety by reference to the full text of the Restated Certificate of Incorporation of Trex, which is filed as Exhibit 3.1 to this Form
10-Q
and the First Amendment of the Restated Certificate of Incorporation of Trex, which is filed as Exhibit 3.2, both of which are incorporated herein by reference in their entirety.

Item 6.	Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 9, 2022	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
( Duly Authorized Officer and Principal Financial Officer )

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2*	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022

3.3	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
***	Furnished herewith.