Form 10-Q
period 2022-06-30
TREX CO INC
filed 2022-08-08
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 22, 2022 was 110,263,432 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$386,249	$311,596	$725,477	$557,120
Cost of sales	228,872	193,323	433,188	343,046

Gross profit	157,377	118,273	292,289	214,074
Selling, general and administrative expenses	39,568	36,899	79,529	68,949
Gain on insurance proceeds	—	(983)	—	(1,720)

Income from operations	117,809	82,357	212,760	146,845
Interest (income) expense, net	(116)	13	(104)	10

Income before income taxes	117,925	82,344	212,864	146,835
Provision for income taxes	29,009	20,978	52,737	36,925

Net income	$88,916	$61,366	$160,127	$109,910

Basic earnings per common share	$0.79	$0.53	$1.41	$0.95

Basic weighted average common shares outstanding	113,099,561	115,362,757	113,864,741	115,512,231

Diluted earnings per common share	$0.79	$0.53	$1.40	$0.95

Diluted weighted average common shares outstanding	113,259,514	115,662,626	114,052,447	115,839,183

Comprehensive income	$88,916	$61,366	$160,127	$109,910

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,648	$141,053
Accounts receivable, net	178,084	151,096
Inventories	100,872	83,753
Prepaid expenses and other assets	23,645	25,152

Total current assets	319,249	401,054
Property, plant and equipment, net	505,395	460,365
Operating lease assets	36,250	34,571
Goodwill and other intangible assets, net	18,791	19,001
Other assets	7,609	5,330

Total assets	$887,294	$920,321

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,825	$24,861
Accrued expenses and other liabilities	74,698	58,041
Accrued warranty	6,300	5,800

Total current liabilities	138,823	88,702
Deferred income taxes	43,967	43,967
Operating lease liabilities	29,239	28,263
Non-current accrued warranty	22,230	22,795
Other long-term liabilities	11,560	11,560

Total liabilities	245,819	195,287

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 140,798,762 and 140,734,753 shares issued and 111,563,381 and 115,148,152 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,408	1,407
Additional paid-in capital	129,109	127,787
Retained earnings	1,106,175	946,048
Treasury stock, at cost, 29,235,381 and 25,586,601 shares at June 30, 2022 and December 31, 2021, respectively	(595,217)	(350,208)

Total stockholders’ equity	641,475	725,034

Total liabilities and stockholders’ equity	$887,294	$920,321

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065
Net income	—	—	—	88,916	—	—	88,916
Employee stock plans	8,834	—	429	—	—	—	429
Stock-based compensation	2,024	—	1,057	—	—	—	1,057
Repurchases of common stock	(2,814,817)	—	—	—	2,814,817	(169,992)	(169,992)

Balance, June 30, 2022	111,563,381	$1,408	$129,109	$1,106,175	29,235,381	$(595,217)	$641,475

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on awards	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 2021	115,361,396	$1,406	$124,678	$785,855	25,281,777	$(321,796)	$590,143
Net income	—	—	—	61,366	—	—	61,366
Employee stock plans	20,341	—	400	—	—	—	400
Shares withheld for taxes on awards	(13,491)	—	(1,446)	—	—	—	(1,446)
Stock-based compensation	17,210	1	2,132	—	—	—	2,133
Repurchases of common stock	(40,751)	—	—	—	40,751	(3,820)	(3,820)

Balance, June 30, 2021	115,344,705	$1,407	$125,764	$847,221	25,322,528	$(325,616)	$648,776

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$160,127	$109,910
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,804	15,702
Stock-based compensation	3,282	4,308
Gain on disposal of property, plant and equipment	(43)	(1,083)
Other non-cash adjustments	(365)	(226)
Changes in operating assets and liabilities:
Accounts receivable	(26,988)	(157,117)
Inventories	(17,119)	(8,994)
Prepaid expenses and other assets	949	(6,878)
Accounts payable	32,943	14,907
Accrued expenses and other liabilities	13,175	10,763
Income taxes receivable/payable	2,227	466

Net cash provided by (used in) operating activities	189,992	(18,242)

Investing Activities
Expenditures for property, plant and equipment	(66,606)	(94,831)
Proceeds from sales of property, plant and equipment	45	1,314

Net cash used in investing activities	(66,561)	(93,517)

Financing Activities
Borrowings under line of credit	—	286,000
Principal payments under line of credit	—	(236,500)
Repurchases of common stock	(247,921)	(54,832)
Proceeds from employee stock purchase and option plans	951	860
Financing costs	(866)	—

Net cash used in financing activities	(247,836)	(4,472)

Net decrease in cash and cash equivalents	(124,405)	(116,231)
Cash and cash equivalents, beginning of period	141,053	121,701

Cash and cash equivalents, end of period	$16,648	$5,470

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$48,915	$36,457
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2022 and 2021
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
The unaudited consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from the
COVID-19
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$62,271	$58,401
Raw materials	67,857	56,441

Total FIFO (first-in, first-out) inventories	130,128	114,842
Reserve to adjust inventories to LIFO value	(36,467)	(36,467)

Total LIFO inventories	$93,661	$78,375

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2022.
Inventories valued at lower of cost (FIFO method) and net realizable value were $7.2 million at, June 30, 2022 and $5.4 million at December 31, 2021, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$14,373	$15,061
Revenues in excess of billings	7,905	9,109
Income tax receivable	894	406
Other	473	576

Total prepaid expenses and other assets	$23,645	$25,152

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill by reportable segment at June 30, 2022 and December 31, 2021 was $14.2 million for Trex Residential. The Company’s intangible assets consist of domain names. At June 30, 2022 and December 31, 2021, intangible assets were $6.3 million and accumulated amortization was $1.7 million and $1.5 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2022 and June 30, 2021 was $0.2 million and $0.2 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Sales and marketing	$38,945	$16,439
Compensation and benefits	15,741	25,450
Operating lease liabilities	7,646	7,066
Manufacturing costs	3,923	4,110
Income taxes	2,715	—
Billings in excess of revenues	1,535	1,436
Other	4,193	3,540

Total accrued expenses and other liabilities	$74,698	$58,041

9.	DEBT
Revolving Credit Facility
Indebtedness on and after May
 18, 2022
. On May 18, 2022, the Company, as borrower; Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association (Wells Fargo), as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and TD Bank, N.A. (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.
Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.
The Facility provide
s
the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.
The Company and BofA Securities, Inc. as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions, unless the Lenders object to such amendment on or prior to the date that is ten business days after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.
Under the terms of the Security and Pledge Agreement, the Company and TCP, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).

Indebtedness prior to May
 18, 2022
. On November 5, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) as borrower, Trex Commercial Products, Inc., as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, and Truist Bank, arranged by BOA Securities, Inc., as Sole Lead Arranger and Sole Bookrunner, to amend and restate the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement), dated as of January 12, 2016, as amended. The Fourth Amended Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.
On May 26, 2020, the Company entered into a First Amendment to the Original Credit Agreement (the First Amendment) to provide for an additional $100 million line of credit through May 26, 2022. As a matter of convenience, the parties incorporated the amendments to the Original Credit Agreement made by the First Amendment into a new Fourth Amended and Restated Credit Agreement (New Credit Agreement). In the New Credit Agreement, the revolving commitments under the Original Credit Agreement are referred to as Revolving A Commitments and the new $100 million line of credit is referred to as Revolving B Commitments. In the New Credit Agreement, all of the material terms and conditions related to the original line of credit (Revolving A Commitments) remained unchanged from the Original Credit Agreement.
The Company’s revolving credit facility executed November 5, 2019 was completely replaced by the Company’s revolving credit facility executed May 18, 2022. The Company had no outstanding borrowings under its revolving credit facility and available borrowing capacity of $400 million at June 30, 2022.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 7 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the six months ended June 30, 2022 and June 30, 2021, total operating lease expense was $4.2 million and $4.1 million, respectively. The weighted average remaining lease term at June 30, 2022 and December 31, 2021 was 5.7 years and 5.8 years, respectively. The weighted average discount rate at June 30, 2022 and December 31, 2021 was 2.18% and 2.47%, respectively.
The following table includes supplemental cash flow information for the six months ended June 30, 2022 and June 30, 2021 and supplemental balance sheet information at June 30, 2022 and December 31, 2021 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$4,334	$4,131
Operating ROU assets obtained in exchange for lease liabilities	$6,714	$7,047

Supplemental balance sheet information	June 30, 2022	December 31, 2021
Operating lease ROU assets	$36,250	$34,571
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,646	$7,066
Operating lease liabilities	29,239	28,263

Total operating lease liabilities	$36,885	$35,329

The following table summarizes maturities of operating lease liabilities at June 30, 2022 (in thousands):

Maturities of operating lease liabilities
2022	$4,273
2023	7,612
2024	6,799
2025	5,463
2026	4,886
Thereafter	10,156

Total lease payments	39,189
Less imputed interest	(2,304)

Total operating lease liabilities	$36,885

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$88,916	$61,366	$160,127	$109,910

Denominator:
Basic weighted average shares outstanding	113,099,561	115,362,757	113,864,741	115,512,231
Effect of dilutive securities:
Stock appreciation rights and options	96,179	193,466	110,253	200,263
Restricted stock	63,774	106,403	77,453	126,689

Diluted weighted average shares outstanding	113,259,514	115,662,626	114,052,447	115,839,183

Basic earnings per share	$0.79	$0.53	$1.41	$0.95

Diluted earnings per share	$0.79	$0.53	$1.40	$0.95

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock appreciation rights	47,303	15,029	38,789	11,105
Restricted stock	63,131	—	38,823	11,540
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of June 30, 2022, Trex has repurchased 7.3 million shares of its outstanding common stock under the Stock Repurchase Program.
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
Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $36 million as of June 30, 2022. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months and six months ended June 30, 2022 and June 30, 2021, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$373,922	$—	$373,922
Products transferred over time and fixed price contracts	—	12,327	12,327

	$373,922	$12,327	$386,249

Three Months Ended June 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$298,632	$—	$298,632
Products transferred over time and fixed price contracts	—	12,964	12,964

	$298,632	$12,964	$311,596

Six Months Ended June 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$701,117	$—	$701,117
Products transferred over time and fixed price contracts	—	24,360	24,360

	$701,117	$24,360	$725,477

Six Months Ended June 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$531,702	$—	$531,702
Products transferred over time and fixed price contracts	—	25,418	25,418

	$531,702	$25,418	$557,120

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by Trex stockholders in April 2014. The Plan amended and restated in its entirety the Trex Company, Inc. 2005 Stock Incentive Plan. The Plan is administered by the Compensation Committee of the Trex Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of Trex common stock that may be issued under the Plan is 25,680,000 and as of June 30,
2022
, the total number of shares available for future issuance is 11,070,560.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2022:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	39,001	$81.85
Performance-based restricted stock units (a)	72,152	$76.14
Stock appreciation rights	32,971	$82.01

(a)
Includes 47,072 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2022, and adjustments of 8,160, 11,684, and 5,236 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021, 2020, and 2019, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2022 and June 30, 2021 the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Weighted-average fair value of grants	$33.9	$51.84
Dividend yield	0%	0%
Average risk-free interest rate	1.9%	0.6%
Expected term (years)	5	5
Expected volatility	44.9%	58.7%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock appreciation rights	$196	$144	$350	$258
Time-based restricted stock and restricted stock units	959	754	1,806	1,441
Performance-based restricted stock and restricted stock units	(151)	1,165	1,007	2,440
Employee stock purchase plan	53	69	119	169

Total stock-based compensation	$1,057	$2,132	$3,282	$4,308

Total unrecognized compensation cost related to unvested awards as of June 30, 2022 was $10.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the six months ended June 30, 2022 was 24.8% and was comparable to the effective tax rate for the six months ended June 30, 2021, of 25.1%, which resulted in income tax expense of $52.7 million and $36.9 million, respectively.
During the six months ended June 30, 2022 and June 30, 2021, the Company realized $0.1 million and $1.2 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2022, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2022, for certain tax jurisdictions tax years 2017 through 2021 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and six months ended June 30, 2022 and June 30, 2021 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$373,922	$12,327	$386,249	$298,632	$12,964	$311,596
Net income (loss)	$89,437	$(521)	$88,916	$61,089	$277	$61,366
EBITDA	$129,550	$(410)	$129,140	$91,008	$627	$91,635
Depreciation and amortization	$11,049	$282	$11,331	$9,020	$258	$9,278
Income tax expense (benefit)	$29,180	$(171)	$29,009	$20,886	$92	$20,978
Capital expenditures	$44,251	$67	$44,318	$36,514	$224	$36,738
Total assets	$846,112	$41,182	$887,294	$807,713	$91,107	$898,820
Reconciliation of Net Income to EBITDA:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$89,437	$(521)	$88,916	$61,089	$277	$61,366
Interest (income) expense, net	(116)	—	(116)	13	—	13
Income tax expense (benefit)	29,180	(171)	29,009	20,886	92	20,978
Depreciation and amortization	11,049	282	11,331	9,020	258	9,278

EBITDA	$129,550	$(410)	$129,140	$91,008	$627	$91,635

Segment Data:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$701,117	$24,360	$725,477	$531,702	$25,418	$557,120
Net income (loss)	$161,652	$(1,525)	$160,127	$109,833	$77	$109,910
EBITDA	$236,031	$(1,466)	$234,565	$161,973	$575	$162,548
Depreciation and amortization	$21,240	$565	$21,805	$15,231	$472	$15,703
Income tax expense (benefit)	$53,243	$(506)	$52,737	$36,899	$26	$36,925
Capital expenditures	$66,534	$72	$66,606	$93,077	$1,754	$94,831
Total assets	$846,112	$41,182	$887,294	$807,713	$91,107	$898,820
Reconciliation of Net Income to EBITDA:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$161,652	$(1,525)	$160,127	$109,833	$77	$109,910
Interest (income) expense, net	(104)	—	(104)	10	—	10
Income tax expense (benefit)	53,243	(506)	52,737	36,899	26	36,925
Depreciation and amortization	21,240	565	21,805	15,231	472	15,703

EBITDA	$236,031	$(1,466)	$234,565	$161,973	$575	$162,548

17.	SEASONALITY
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
The number of incoming claims received in the six months ended June 30, 2022, was significantly lower than the number of claims received in the six months ended June 30, 2021 and lower than the Company’s expectations for 2022. Average cost per claim experienced in the six months ended June 30, 2022 was significantly higher than that experienced in the six months ended June 30, 2021 and higher than the Company’s expectations for the current year. The elevated average cost per claim experienced in the six months ended June 30, 2022, was primarily the result of the closure of two large claims, which were considered in the Company’s estimation of its surface flaking warranty reserve. The Company believes its reserve at June 30, 2022 is sufficient to cover future surface flaking obligations.
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
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	2,369	2,369
Settlements made during the period	(1,345)	(1,089)	(2,434)

Ending balance, June 30	$17,197	$11,333	$28,530

	Six Months Ended June 30, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	2,429	2,429
Settlements made during the period	(1,536)	(875)	(2,411)

Ending balance, June 30	$19,789	$9,702	$29,491

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
Arkansas Facility
In October 2021, the Company announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit. The first production output is anticipated in 2024.

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
NOTE ON FORWARD-LOOKING STATEMENTS
This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, including the strain of coronavirus known as
COVID-19;
and material adverse impacts related to labor shortages or increases in labor costs.
OVERVIEW
The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained in “
Item 1. Condensed Consolidated Financial Statements
” of this report. MD&A includes the following sections:

•	Operations and Products — a general description of our business, a brief overview of our reportable segments’ products, and a discussion of our operational highlights.

•
Financial Highlights for the three months ended June
 30, 2022 –
a summary of the financial highlights for the quarterly period ended June 30, 2022, a description of relevant financial statement line items, and a general discussion of factors that may affect our operations.

•
Results of Operations
— an analysis of our consolidated results of operations for the three months and six months in the period ended June 30, 2022 compared to three months and six months in the period ended June 30, 2021, respectively.

•	Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.
OPERATIONS AND PRODUCTS
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

Operational Highlights:
Trex Residential Begins Production of New Product
. On May 16, 2022, we announced the expansion of our premium Trex Residential decking line with the introduction of Transcend
®
Lineage
™
. The new Transcend Lineage boards feature an elevated aesthetic with subtle, elegant graining, available in two new color options that expand the Transcend collection with nature-inspired tones and texturing that today’s homeowners are seeking. Like all Trex Residential decking, Lineage boards are made from 95% recycled and reclaimed content and engineered with a proprietary, high-traffic formulation and ultra-durable integrated shell. Transcend Lineage decking launched in mid-May
and will be sold nationwide through Trex Residential dealers and major home centers. Production and sale of the new Transcend Lineage boards began in May 2022.
Trex Residential Arkansas Facility
. Construction began on the new Trex Residential Arkansas manufacturing facility in the second quarter 2022. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. In July 2022, the Company entered into a design-build agreement and, as previously announced, anticipates spending approximately $400 million on the facility. The budget for the design-build agreement is contained within this amount. The first production output is anticipated in 2024.
Strategic Investments in the Six Months Ended June
 30, 2022.
During the six months ended June 30, 2022, we made strategic investments to enhance the support of our Trex Residential brand and channel partners, including the debut of our new “We See It Too” marketing campaign. We also launched Trex Academy, an online multimedia content hub dedicated to helping the Trex Residential
Do-It-Yourself
customer bring their deck dreams to life by providing
how-to
content. In addition, we are investing to drive margin enhancement through supply chain and manufacturing cost out programs, and recently hired a new director at Trex Residential to lead a team dedicated to spearheading these initiatives.
Publication of 2021 Environmental, Social and Governance Report
. On June 23, 2022, the Company published its 2021 Environmental, Social and Governance (ESG) report. The annual ESG report highlights how the Company is “Building a Better Tomorrow Together” through a broad spectrum of initiatives to address its most material ESG priorities. Highlights include:

•	Investing to reduce environmental impact and advance sustainability;

•	Prioritizing employee safety and career growth;

•	Nurturing a diverse, equitable and inclusive workplace;

•	Conducting business responsibly through strong governance and ethics; and

•	Adding value to the communities where we operate.
Russian Invasion of Ukraine
. The conflict between Russia and Ukraine has not directly affected our business and results of operations. We have no operations in Russia or Ukraine but continue to monitor the potential economic impact of the conflict on supply chains, commodity and fuel prices, and prices of raw materials. We cannot predict the impact of the continued conflict on the global economy, our industry or our business.

FINANCIAL HIGHLIGHTS FOR THE THREE MONTHS ENDED JUNE
 30, 2022
:

◾	Increase in net sales of 24%, or $74.7 million, to $386.2 million for the three months ended June 30, 2022 compared to $311.6 million for the three months ended June 30, 2021.

◾
Increase in net income to $88.9 million, or $0.79 per diluted share, for the three months ended June 30, 2022 compared to $61.4 million, or $0.53 per diluted share, for the three months ended June 30, 2021.

◾
Increase in EBITDA (earnings before interest, income tax and depreciation and amortization) of 40.9%, or $37.5 million, to $129.1 million for the three months ended June 30, 2022 compared to $91.6 million for the three months ended June 30, 2021.

◾
Capital expenditures of $44.3 million at Trex Residential, primarily related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, our new corporate headquarters, and safety, environmental and general support.

◾
Repurchase of 2.8 million shares of our outstanding common stock during the three months ended June 30, 2022 under our Stock Repurchase Program for a total 7.3 million shares repurchased under the program as of June 30, 2022.

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
The number of incoming claims received in the six months ended June 30, 2022, was significantly lower than the number of claims received in the six months ended June 30, 2021 and lower than our expectations for 2022. Average cost per claim experienced in the six months ended June 30, 2022 was significantly higher than that experienced in the six months ended June 30, 2021 and higher than our expectations for the current year. The elevated average cost per claim experienced in the six months ended June 30, 2022, was primarily the result of the closure of two large claims, which were considered in our estimation of the surface flaking warranty reserve. We believe the reserve at June 30, 2022 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
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
The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2022	2021
Claims open, beginning of period	1,759	1,799
Claims received (1)	292	523
Claims resolved (2)	(304)	(515)

Claims open, end of period	1,747	1,807

Average cost per claim (3)	$5,233	$3,610

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
RESULTS OF OPERATIONS
General.
Our results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, interest rates, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from the
COVID-19
pandemic and geopolitical conflicts.
Strong sales growth at Trex Residential continued through the second quarter reflecting an increase in average price per unit and volume growth from strong secular trends, including growth in the outdoor living category, and the successful execution of our wood-to-composite
market share conversion strategy. Price increases to address inflationary pressures were absorbed by the market and also benefitted net sales. In late June we experienced a reduction in demand from our distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. We expect our channel partners to meet demand partially through inventory drawdown, rather than reordering product. We believe the drawdown will likely impact the next two quarters. In response to this new environment, we immediately took measures to manage a production slowdown, including selective labor force and production optimization, as well as other coast reduction actions.
Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2022 (2022 quarter) compared to the three months ended June 30, 2021 (2021 quarter), and for the six months ended June 30, 2022 (2022 six-month
period) compared to the six months ended June 30, 2021 (2021 six-month
period).

Three Months Ended June 30, 2022 Compared To The Three Months Ended June 30, 2021
Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$386,249	$311,596	$74,653	24.0%
Trex Residential net sales	$373,922	$298,632	$75,290	25.2%
Trex Commercial net sales	$12,327	$12,964	$(637)	(4.9)%
Total net sales increased by 24.0% in the 2022 quarter compared to the 2021 quarter reflecting a 25.2% increase in Trex Residential net sales and a 4.9% decrease in Trex Commercial net sales. The increase in Trex Residential net sales was primarily due to an increase in average price per unit of 20.3% and an increase in volume of 4.0%. The increase in price was due to price increases taken in 2021 and 2022 on certain products to address inflationary pressures across many key raw materials, labor and transportation. The sustained broad-based demand continued to reflect strong secular trends, including growth in the outdoor living category. In addition, we continue to execute on our wood-to-composite
market share conversion strategy and drive consumers from wood decking to our eco-friendly
Trex decking. The increase in sales also reflected channel inventory build. Over the last four quarters the channel has continued to build and restock inventory. This was due, in part, to strong consumer demand, but was also a consequence of improved product availability following more than two years of the capacity constraints and product allocations.
Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$228,872	$193,323	$35,549	18.4%
% of total net sales	59.3%	62.0%
Gross profit	$157,377	$118,273	$39,104	33.1%
Gross margin	40.7%	38.0%
Gross profit as a percentage of net sales, gross margin, was 40.7% in the 2022 quarter compared to 38.0% in the 2021 quarter. Gross margin for Trex Residential and Trex Commercial was 41.7% and 12.6%, respectively, in the 2022 quarter compared to 38.7% and 21.6%, respectively, in the 2021 quarter. The increase in consolidated gross margin was driven primarily by a 10.8% increase from pricing realization at Trex Residential and a continuing focus on cost reductions, offset by inflationary pressures on raw materials, labor and transportation.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$39,568	$36,899	$2,669	7.2%
% of total net sales	10.2%	11.8%
The increase in selling, general and administrative expenses in the 2022 quarter compared to the 2021 quarter was primarily the result of a $5.6 million increase in marketing and branding spend and a $1.8 million increase in technology and other operating expenses, offset by a $4.4 million decrease in personnel related expenses.
Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$29,009	$20,978	$8,031	38.3%
Effective tax rate	24.6%	25.5%
The effective tax rate for the 2022 quarter of 24.6% was relatively unchanged compared to the effective tax rate of 25.5% for the 2021 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(in thousands)
Reconciliation of net income (GAAP) to EBITDA
(non-GAAP):

	Three Months Ended June 30, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$89,437	$(521)	$88,916
Interest (income) expense, net	(116)	—	(116)
Income tax expense (benefit)	29,180	(171)	29,009
Depreciation and amortization	11,049	282	11,331

EBITDA	$129,550	$(410)	$129,140

	Three Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$61,089	$277	$61,366
Interest expense, net	13	—	13
Income tax expense	20,886	92	20,978
Depreciation and amortization	9,020	258	9,278

EBITDA	$91,008	$627	$91,635

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$129,140	$91,635	$37,505	40.9%
Trex Residential EBITDA	$129,550	$91,008	$38,542	42.4%
Trex Commercial EBITDA	$(410)	$627	$(1,037)	(165.4)%
Total EBITDA increased 40.9% to $129.1 million for the 2022 quarter compared to $91.6 million for the 2021 quarter. The increase was driven by a 42.4% increase in Trex Residential EBITDA, primarily due to the pricing actions coupled with cost reductions, production efficiencies and spending controls.
Six Months Ended June 30, 2022 Compared To The Six Months Ended June 30, 2021
Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$725,477	$557,120	$168,357	30.2%
Trex Residential net sales	$701,117	$531,702	$169,415	31.9%
Trex Commercial net sales	$24,360	$25,418	$(1,058)	(4.2)%
Total net sales increased by 30.2% in the 2022
six-month
period compared to the 2021
six-month
period reflecting a 31.9% increase in Trex Residential net sales and a 4.2% decrease in Trex Commercial net sales. The increase in Trex Residential net sales was primarily due to an increase in average price per unit of 19.1% and an increase in volume of 10.7%. The increase of 31.9% in Trex Residential net sales during the 2022 six-month
period was primarily driven by sustained broad-based demand and market share gains from wood and was also impacted by our price increases taken in 2021 and 2022 to address inflationary pressures across many key raw materials, labor and transportation.

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

Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$433,188	$343,046	$90,142	26.3%
% of total net sales	59.7%	61.8%
Gross profit	$292,289	$214,074	$78,215	36.5%
Gross margin	40.3%	38.4%
Gross profit as a percentage of net sales, gross margin, was 40.3% in the 2022 six-month
period compared to 38.4% in the 2021
six-month
period. Gross margin for Trex Residential and Trex Commercial products in the 2022 six-month
period were 41.3% and 11.5%, respectively, compared to 39.3% and 19.4%, respectively, in the 2021 six-month
period. The increase in consolidated gross margin was driven primarily by a 10.8% increase from pricing realization at Trex Residential and a continuing focus on cost reductions, offset by inflationary pressures on raw materials, labor and transportation.
Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$79,529	$68,949	$10,580	15.3%
% of total net sales	11.0%	12.4%
The $10.6 million increase in selling, general and administrative expenses in the 2022 six-month
period compared to the 2021
six-month
period resulted primarily from a $10.4 million increase in marketing and branding spend.
Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$52,737	$36,925	$15,812	42.8%
Effective tax rate	24.8%	25.1%
The effective tax rate for the 2022
six-month
period was comparable to the effective tax rate for the 2021 six-month
period.
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

	Six Months Ended June 30, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$161,652	$(1,525)	$160,127
Interest income, net	(104)	—	(104)
Income tax expense (benefit)	53,243	(506)	52,737
Depreciation and amortization	21,240	565	21,805

EBITDA	$236,031	$(1,466)	$234,565

	Six Months Ended June 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$109,833	$77	$109,910
Interest expense, net	10	—	10
Income tax expense	36,899	26	36,925
Depreciation and amortization	15,231	472	15,703

EBITDA	$161,973	$575	$162,548

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$234,565	$162,548	$72,017	44.3%
Trex Residential EBITDA	$236,031	$161,973	$74,058	45.7%
Trex Commercial EBITDA	$(1,466)	$575	$(2,041)	(355.0)%
Total EBITDA increased 44.3% to $234.6 million for the 2022
six-month
period compared to $162.5 million for the 2021
six-month
period. The increase was driven by a 45.7% increase in Trex Residential EBITDA, primarily due to the increase in net sales at Trex Residential.
LIQUIDITY AND CAPITAL RESOURCES
We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2022 we had $16.6 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$189,992	$(18,242)
Net cash used in investing activities	(66,561)	(93,517)
Net cash used in financing activities	(247,836)	(4,472)

Net decrease in cash and cash equivalents	$(124,405)	$(116,231)

Operating Activities
Cash provided by operations was $190 million during the 2022 six-month
period compared to cash used in operations of $18.2 million during the 2021 six-month
period. The increase of $208.2 million in cash provided by operating activities was primarily due to an increase in net sales at Trex Residential and higher collection of accounts receivables in the 2022 six-month
period compared to the 2021
six-month
period.

Investing Activities
Capital expenditures in the 2022
six-month
period were $66.5 million at Trex Residential, primarily related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, our new corporate headquarters, and safety, environmental and general support.
Financing Activities
Net cash used in financing activities of $247.8 million in the 2022 six-month
period consisted primarily of repurchases of our common stock.
Stock Repurchase Program.
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of June 30, 2022, the Company has repurchased 7.3 million shares under the Stock Repurchase Program.
Indebtedness On and After May
 18, 2022
. On May 18, 2022, the Company, as borrower; Trex Commercial Products, Inc. (TCP), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association (Wells Fargo), as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and TD Bank, N.A. (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.
Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.
The Facility provides the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.
The Company and BofA Securities, Inc. as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions, unless the Lenders object to such amendment on or prior to the date that is ten business days after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.
Under the terms of the Security and Pledge Agreement, the Company and TCP, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).
Indebtedness Prior to May
 18, 2022.
Our Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) provides us with revolving loan capacity in a collective maximum principal amount of $250 million from January 1 through June 30 of each year, and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.

On May 26, 2020, the Company entered into a First Amendment to the Original Credit Agreement (the First Amendment) to provide for an additional $100 million line of credit. As a matter of convenience, the parties incorporated the amendments to the Original Credit Agreement made by the First Amendment into a new Fourth Amended and Restated Credit Agreement (New Credit Agreement). In the New Credit Agreement, the revolving commitments under the Original Credit Agreement are referred to as Revolving A Commitments and the new $100 million line of credit is referred to as Revolving B Commitments. In the New Credit Agreement, all of the material terms and conditions related to the original line of credit (Revolving A Commitments) remained unchanged from the Original Credit Agreement.
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
The Company’s revolving credit facility executed November 5, 2019 was completely replaced by the Company’s revolving credit facility executed May 18, 2022. At June 30, 2022, we had no outstanding borrowings under the revolving credit facilities and borrowing capacity under the facilities of $400 million.
Compliance with Debt Covenants.
Pursuant to the terms of the Fourth Amended Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
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
Capital Requirements.
In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. Construction began on the new facility in the second quarter 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit. The first production output is anticipated in 2024.
Our capital expenditure guidance for 2022 is $170 million to $180 million. In addition to the construction of our third facility in Arkansas, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders
Inventory in Distribution Channels.
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
10-K
for the year ended December 31, 2021. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2022.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month
period ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2022 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2022 – April 30, 2022	1,168,344	$64.21	1,168,344	5,985,816
May 1, 2022 – May 31, 2022	—	—	—	5,985,816
June 1, 2022 – June 30, 2022	1,646,473	$57.68	1,646,473	4,339,343

Quarterly period ended June 30, 2022	2,814,817		2,814,817

(1)
During the three months ended June 30, 2022, no shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Trex Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 2,814,817 shares of its common stock under the Stock Repurchase Program during the three months ended June 30, 2022.

Item 5.	Other Information
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

Trex Residential Earns Top Honors in Builder Brand Use Study.
For the fourth time in the
15-year
history of the Builder Brand Use Study, the Company earned top honors across all of the measured criteria for the Composite/PVC Decking category and outperformed all other brands in the Deck Railing category as well. The annual Builder Brand Use Study measures the attitudes of builders, developers, and contractors toward the products they recognize, use, and trust. The results of this year’s study are based on input from more than 850 building professionals who, for the 15th consecutive year, voted Trex #1 for “brand familiarity,” “brand used during the past two years,” and “brand used most” in the Composite/PVC Decking category. Trex also secured top honors for the same criteria in the Deck Railing category. Additionally, Trex received the highest score for “Product Quality” among the 27 composite and PVC decking brands included in the study.

Item 6.	Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 8, 2022	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
( Duly Authorized Officer and Principal Financial Officer )

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

4.1	Credit Agreement dated as of May 18, 2022 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as lender and Syndication Agent, Regions Bank, PNC Bank, National Association, and TD Bank, N.A., arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	May 20, 2022	001-14649

4.2	Note dated May 18, 2022 payable by the Company to Bank of America, N.A. in the amount of the lesser of $180,000,000 or the outstanding revolver advances made by Bank of America, N.	8-K	4.2	May 20, 2022	001-14649

4.3	Note dated May 18, 2022 payable by the Company to Wells Fargo Bank, National Association in the amount of the lesser of $120,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	May 20, 2022	001-14649

4.4	Note dated May 18, 2022 payable by the Company to Regions Bank in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Regions Bank.	8-K	4.4	May 20, 2022	001-14649

4.5	Note dated May 18, 2022 payable by the Company to PNC Bank, National Association in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by PNC Bank, National Association.	8-K	4.5	May 20, 2022	001-14649

4.6	Note dated May 18, 2022 payable by the Company to TD Bank, N.A. in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by TD Bank, N.A.	8-K	4.6	May 20, 2022	001-14649

4.7	Security and Pledge Agreement dated as of May 18, 2022 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.7	May 20, 2022	001-14649

10.1	AIA document A141 – 2014 Agreement dated July 7, 2022 by and between Trex Company, Inc. and Gray Construction, Inc.	8-K	10.1	July 12, 2022	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
***	Furnished herewith.