Form 10-Q
period 2022-09-30
TREX CO INC
filed 2022-10-31
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 17, 2022 was 109,738,379 shares.

TREX COMPANY, INC.
INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION		30

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$188,472	$335,872	$913,950	$892,991
Cost of sales	142,264	207,622	575,452	550,668

Gross profit	46,208	128,250	338,498	342,323
Selling, general and administrative expenses	26,857	33,931	106,387	102,880
Gain on insurance proceeds	—	(3,777)	—	(5,497)

Income from operations	19,351	98,096	232,111	244,940
Interest income, net	—	(10)	(103)	—

Income before income taxes	19,351	98,106	232,214	244,940
Provision for income taxes	4,928	24,311	57,665	61,235

Net income	$14,423	$73,795	$174,549	$183,705

Basic earnings per common share	$0.13	$0.64	$1.55	$1.59

Basic weighted average common shares outstanding	110,140,496	115,344,015	112,609,684	115,455,543

Diluted earnings per common share	$0.13	$0.64	$1.55	$1.59

Diluted weighted average common shares outstanding	110,300,017	115,625,760	112,787,994	115,767,426

Comprehensive income	$14,423	$73,795	$174,549	$183,705

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,885	$141,053
Accounts receivable, net	88,753	151,096
Inventories	132,115	83,753
Prepaid expenses and other assets	18,647	25,152

Total current assets	245,400	401,054
Property, plant and equipment, net	536,359	460,365
Operating lease assets	34,933	34,571
Goodwill and other intangible assets, net	18,687	19,001
Other assets	6,519	5,330

Total assets	$841,898	$920,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,880	$24,861
Accrued expenses and other liabilities	76,495	58,041
Accrued warranty	6,300	5,800
Line of credit	76,000	—

Total current liabilities	180,675	88,702
Deferred income taxes	43,967	43,967
Operating lease liabilities	27,909	28,263
Non-current accrued warranty	21,249	22,795
Other long-term liabilities	11,560	11,560

Total liabilities	285,360	195,287

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; and 140,820,228 and 140,734,753 shares issued, respectively	1,408	1,407
Additional paid-in capital	129,784	127,787
Retained earnings	1,120,598	946,048
Treasury stock, at cost, 30,946,057 and 25,586,601 shares, respectively	(695,252)	(350,208)

Total stockholders’ equity	556,538	725,034

Total liabilities and stockholders’ equity	$841,898	$920,321

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065
Net income	—	—	—	88,916	—	—	88,916
Employee stock plans	8,834	—	429	—	—	—	429
Stock-based compensation	2,024	—	1,057	—	—	—	1,057
Repurchases of common stock	(2,814,817)	—	—	—	2,814,817	(169,992)	(169,992)

Balance, June 30, 2022	111,563,381	$1,408	$129,109	$1,106,175	29,235,381	$(595,217)	$641,475
Net income	—	—	—	14,423	—	—	14,423
Employee stock plans	11,003	—	429	—	—	—	429
Shares withheld for taxes on awards	(57)	—	(3)	—	—	—	(3)
Stock-based compensation	10,520	—	249	—	—	—	249
Repurchases of common stock	(1,710,676)	—	—	—	1,710,676	(100,035)	(100,035)

Balance, September 30, 2022	109,874,171	$1,408	$129,784	$1,120,598	30,946,057	$(695,252)	$556,538

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	48,545	—	—	48,545
Employee stock plans	28,286	—	460	—	—	—	460
Shares withheld for taxes on awards	(38,212)	—	(4,045)	—	—	—	(4,045)
Stock-based compensation	76,094	—	2,176	—	—	—	2,176
Repurchases of common stock	(504,275)	—	—	—	504,275	(45,523)	(45,523)

Balance, March 31, 2021	115,361,396	$1,406	$124,678	$785,855	25,281,777	$(321,796)	$590,143
Net income	—	—	—	61,366	—	—	61,366
Employee stock plans	20,341	—	400	—	—	—	400
Shares withheld for taxes on awards	(13,491)	—	(1,446)	—	—	—	(1,446)
Stock-based compensation	17,210	1	2,132	—	—	—	2,133
Repurchases of common stock	(40,751)	—	—	—	40,751	(3,820)	(3,820)

Balance, June 30, 2021	115,344,705	$1,407	$125,764	$847,221	25,322,528	$(325,616)	$648,776
Net income	—	—	—	73,795	—	—	73,795
Employee stock plans	36,590	—	464	—	—	—	464
Shares withheld for taxes on awards	(10,946)	—	(1,159)	—	—	—	(1,159)
Stock-based compensation	10,565	—	1,887	—	—	—	1,887
Repurchases of common stock	(31,688)	—	—	—	31,688	(2,954)	(2,954)

Balance, September 30, 2021	115,349,226	$1,407	$126,956	$921,016	25,354,216	$(328,570)	$720,809

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$174,549	$183,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,269	25,604
Stock-based compensation	3,531	6,195
Gain on disposal of property, plant and equipment	(43)	(1,057)
Other non-cash adjustments	(171)	(40)
Changes in operating assets and liabilities:
Accounts receivable	62,343	(158,813)
Inventories	(48,362)	(5,399)
Prepaid expenses and other assets	7,125	(4,311)
Accounts payable	(3,769)	17,219
Accrued expenses and other liabilities	8,842	28,472
Income taxes receivable/payable	7,079	21,484

Net cash provided by operating activities	244,393	113,059

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(108,163)	(124,451)
Proceeds from sales of property, plant and equipment	45	1,355

Net cash used in investing activities	(108,118)	(123,096)

FINANCING ACTIVITIES
Borrowings under line of credit	156,000	416,000
Principal payments under line of credit	(80,000)	(416,000)
Repurchases of common stock	(347,957)	(58,945)
Proceeds from employee stock purchase and option plans	1,381	1,323
Financing costs	(867)	—

Net cash used in financing activities	(271,443)	(57,622)

Net decrease in cash and cash equivalents	(135,168)	(67,659)
Cash and cash equivalents, beginning of period	141,053	121,701

Cash and cash equivalents, end of period	$5,885	$54,042

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$50,585	$39,750
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2022 and September 30, 2021
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
10-Q
and Article 10 of Regulation
S-X
and, accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments, except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. Certain reclassifications have been made to prior period balances to conform to current year presentation. The unaudited condensed consolidated financial statements include the accounts of the Company for all periods presented. Intercompany accounts and transactions have been eliminated in consolidation.
The unaudited consolidated results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from the
COVID-19
pandemic and geopolitical conflicts. Towards the end of June 2022, we experienced a reduction in demand from our distribution partners, which we believe was primarily spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter our channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. The drawdown negatively impacted third quarter sales and will likely impact fourth quarter sales.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2021, and December 31, 2020, and for each of the three years in the period ended December 31, 2021, included in the Annual Report of Trex Company, Inc. on Form
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
In March 2020, the FASB issued ASU
No. 2020-04,
“
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
”. The guidance provides temporary optional expedients and exceptions related to contract modifications and hedge accounting to ease entities’ financial reporting burdens as the market transitions from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The new guidance allows entities to elect not to apply certain modification accounting requirements, if certain criteria are met, to contracts affected by what the guidance calls reference rate reform. An entity that makes this election would consider changes in reference rates and other contract modifications related to reference rate reform to be events that do not require contract remeasurement at the modification date or reassessment of a previous accounting determination. The ASU notes that changes in contract terms that are made to effect the reference rate reform transition are considered related to the replacement of a reference rate if they are not the result of a business decision that is separate from or in addition to changes to the terms of a contract to effect that transition. The guidance is effective upon issuance and generally could be applied as of March 12, 2020, through December 31, 2022. The Company does not expect adoption of the guidance to have a material effect on its consolidated financial statements.

5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$89,551	$58,401
Raw materials	71,092	56,441

Total FIFO (first-in, first-out) inventories	160,643	114,842
Reserve to adjust inventories to LIFO value	(36,467)	(36,467)

Total LIFO inventories	$124,176	$78,375

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs, which may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2022.
Inventories valued at lower of cost (FIFO method) and net realizable value were $7.9 million at, September 30, 2022, and $5.4 million at December 31, 2021, consisting primarily of raw materials. The Company utilizes the FIFO method of accounting related to its Trex Commercial products.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$12,412	$15,061
Revenues in excess of billings	4,306	9,109
Income tax receivable	1,176	406
Other	753	576

Total prepaid expenses and other assets	$18,647	$25,152

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at September 30, 2022, and December 31, 2021, was $14.2 million for Trex Residential. The Company’s intangible assets consist of domain names for Trex Residential. At September 30, 2022, and December 31, 2021, intangible assets were $6.3 million and accumulated amortization was $1.8 million and $1.5 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2022, and September 30, 2021, was $0.3 million and $0.3 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Sales and marketing	$43,564	$16,439
Compensation and benefits	9,075	25,450
Operating lease liabilities	7,596	7,066
Manufacturing costs	3,503	4,110
Income taxes	7,850	—
Billings in excess of revenues	1,213	1,436
Other	3,694	3,540

Total accrued expenses and other liabilities	$76,495	$58,041

9.	DEBT
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
The Company’s revolving credit facility executed November 5, 2019, was completely replaced by the Company’s revolving credit facility executed May 18, 2022. The Company had $76 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $324 million at September 30, 2022.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of less than 1 year to 7 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the nine months ended September 30, 2022, and September 30, 2021, total operating lease expense was $6.3 million and $6.1 million, respectively. The weighted average remaining lease term at September 30, 2022 and December 31, 2021 was 5.5 years and 5.8 years, respectively. The weighted average discount rate at September 30, 2022 and December 31, 2021 was 2.19% and 2.47%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2022, and September 30, 2021, and supplemental balance sheet information at September 30, 2022 and December 31, 2021 related to operating leases (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$6,532	$6,196
Operating ROU assets obtained in exchange for lease liabilities	$7,332	$7,047

Supplemental balance sheet information	September 30, 2022	December 31, 2021
Operating lease ROU assets	$34,933	$34,571
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,596	$7,066
Operating lease liabilities	27,909	28,263

Total operating lease liabilities	$35,505	$35,329

The following table summarizes maturities of operating lease liabilities at September 30, 2022 (in thousands):

Maturities of operating lease liabilities
2022	$2,147
2023	7,775
2024	6,962
2025	5,627
2026	4,977
Thereafter	10,158

Total lease payments	37,646
Less imputed interest	(2,141)

Total operating lease liabilities	$35,505

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income available to common shareholders	$14,423	$73,795	$174,549	$183,705

Denominator:
Basic weighted average shares outstanding	110,140,496	115,344,015	112,609,684	115,455,543
Effect of dilutive securities:
Stock appreciation rights and options	85,396	171,514	101,967	190,680
Restricted stock	74,125	110,231	76,343	121,203

Diluted weighted average shares outstanding	110,300,017	115,625,760	112,787,994	115,767,426

Basic earnings per share	$0.13	$0.64	$1.55	$1.59

Diluted earnings per share	$0.13	$0.64	$1.55	$1.59

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock appreciation rights	47,303	14,409	41,627	12,206
Restricted stock	68,008	1,844	48,552	8,308
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of September 30, 2022, Trex has repurchased 9.0 million shares of its outstanding common stock under the Stock Repurchase Program.

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
Trex Commercial Products
Trex Commercial generates revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues are from fixed-price contracts with customers. Trex Commercial contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contract and is, therefore, not distinct. The transaction price allocated to remaining performance obligations on contracts with an original duration greater than one year was $42.5 million as of September 30, 2022. The Company will recognize this revenue as contracts are completed, which is expected to occur within the next 24 months.
For the three months and nine months ended September 30, 2022, and September 30, 2021, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended September 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$177,776	$—	$177,776
Products transferred over time and fixed price contracts	—	10,696	10,696

	$177,776	$10,696	$188,472

Three Months Ended September 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$319,207	$—	$319,207
Products transferred over time and fixed price contracts	—	16,665	16,665

	$319,207	$16,665	$335,872

Nine Months Ended September 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$878,892	$—	$878,892
Products transferred over time and fixed price contracts	—	35,058	35,058

	$878,892	$35,058	$913,950

Nine Months Ended September 30, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$850,909	$—	$850,909
Products transferred over time and fixed price contracts	—	42,082	42,082

	$850,909	$42,082	$892,991

14.	STOCK-BASED COMPENSATION
The Company has one stock-based compensation plan, the 2014 Stock Incentive Plan (Plan), approved by Trex stockholders in April 2014. The Plan is administered by the Compensation Committee of the Trex Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of Trex common stock that may be issued under the Plan is 25,680,000 and as of September 30, 2022, the total number of shares available for future issuance is 11,060,097.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2022:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	56,818	$56.18
Performance-based restricted stock units (a)	72,152	$76.14
Stock appreciation rights	32,971	$82.01

(a)
Includes 47,072 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2022, and adjustments of 8,160, 11,684, and 5,236 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021, 2020, and 2019, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2022, and September 30, 2021, the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Weighted-average fair value of grants	$33.9	$51.84
Dividend yield	0%	0%
Average risk-free interest rate	1.9%	0.6%
Expected term (years)	5	5
Expected volatility	44.85%	58.7%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock appreciation rights	$196	$94	$547	$352
Time-based restricted stock and restricted stock units	1,012	692	2,818	2,133
Performance-based restricted stock and restricted stock units	(1,012)	1,047	(5)	3,487
Employee stock purchase plan	52	54	171	223

Total stock-based compensation	$248	$1,887	$3,531	$6,195

Total unrecognized compensation cost related to unvested awards as of September 30, 2022, was $6.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the nine months ended September 30, 2022, was 24.8% and was comparable to the effective tax rate for the nine months ended September 30, 2021, of 25%, which resulted in income tax expense of $57.7 million and $61.2 million, respectively.
During the nine months ended September 30, 2022 and September 30, 2021, the Company realized $0.1 million and $2.1 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2022, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2022, for certain tax jurisdictions tax years 2017 through 2021 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments have been determined in accordance with its internal management structure, which is organized based on residential and commercial sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and nine months ended September 30, 2022 and September 30, 2021 includes data for Trex Residential and Trex Commercial (in thousands):
Segment Data:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$177,776	$10,696	$188,472	$319,207	$16,665	$335,872
Net income (loss)	$15,287	$(864)	$14,423	$72,603	$1,192	$73,795
EBITDA	$31,692	$(876)	$30,816	$106,135	$1,862	$107,997
Depreciation and amortization	$11,194	$271	$11,465	$9,643	$258	$9,901
Income tax expense (benefit)	$5,211	$(283)	$4,928	$23,899	$412	$24,311
Capital expenditures	$41,403	$154	$41,557	$29,554	$66	$29,620
Total assets	$802,926	$38,972	$841,898	$858,330	$95,121	$953,451
Reconciliation of Net Income to EBITDA:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$15,287	$(864)	$14,423	$72,603	$1,192	$73,795
Interest income, net	—	—	—	(10)	—	(10)
Income tax expense (benefit)	5,211	(283)	4,928	23,899	412	24,311
Depreciation and amortization	11,194	271	11,465	9,643	258	9,901

EBITDA	$31,692	$(876)	$30,816	$106,135	$1,862	$107,997

Segment Data:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net sales	$878,892	$35,058	$913,950	$850,909	$42,082	$892,991
Net income (loss)	$176,939	$(2,390)	$174,549	$182,437	$1,268	$183,705
EBITDA	$267,725	$(2,344)	$265,381	$268,107	$2,437	$270,544
Depreciation and amortization	$32,435	$835	$33,270	$24,873	$731	$25,604
Income tax expense (benefit)	$58,454	$(789)	$57,665	$60,797	$438	$61,235
Capital expenditures	$107,937	$226	$108,163	$122,631	$1,820	$124,451
Total assets	$802,926	$38,972	$841,898	$858,330	$95,121	$953,451
Reconciliation of Net Income to EBITDA:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total	Trex Residential	Trex Commercial	Total
Net income (loss)	$176,939	$(2,390)	$174,549	$182,437	$1,268	$183,705
Interest income, net	(103)	—	(103)	—	—	—
Income tax expense (benefit)	58,454	(789)	57,665	60,797	438	61,235
Depreciation and amortization	32,435	835	33,270	24,873	731	25,604

EBITDA	$267,725	$(2,344)	$265,381	$268,107	$2,437	$270,544

17.	SEASONALITY
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
The number of incoming claims received in the nine months ended September 30, 2022, was significantly lower than the number of claims received in the nine months ended September 30, 2021 and lower than the Company’s expectations for 2022. Average cost per claim experienced in the nine months ended September 30, 2022 was significantly higher than that experienced in the nine months ended September 30, 2021 and higher than the Company’s expectations for the current year. The elevated average cost per claim experienced in the nine months ended September 30, 2022, was primarily the result of the closure of three large claims, which were considered in the Company’s estimation of its surface flaking warranty reserve. The Company believes its reserve at September 30, 2022 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s consolidated financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will decline over time and that the average cost per claim will increase. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or an increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.6 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Nine Months Ended September 30, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	3,098	3,098
Settlements made during the period	(2,243)	(1,901)	(4,144)

Ending balance, September 30	$16,299	$11,250	$27,549

	Nine Months Ended September 30, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	3,743	3,743
Settlements made during the period	(2,315)	(1,539)	(3,854)

Ending balance, September 30	$19,010	$10,352	$29,362

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

Arkansas Facility
In October 2021, the Company announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

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

•
Highlights and Financial Performance
Quarter-to-Date
and
Year-to-Date
–
a summary of financial performance and highlights for the three months and nine months ended September 30, 2022, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.

•
Results of Operations
— an analysis of our consolidated results of operations for the three months and nine months in the period ended September 30, 2022 compared to three months and nine months in the period ended September 30, 2021, respectively.

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
Lineage
™
, Trex Transcend
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

Railing
Our residential railing products are Trex Transcend
®
Railing, Trex Select
®
Railing, and Trex Signature
®
aluminum railing. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

Staging Equipment and Accessories
Our advanced modular, lightweight custom staging systems, including portable platforms and other custom applications, provide solutions for facilities and venues with custom needs. Our modular stage equipment is designed to appear seamless, feel permanent, and maximize the functionality of the space.

Operational Highlights:
Trex Residential Arkansas Facility
. Construction began on the new Trex Residential Arkansas manufacturing facility in the second quarter 2022. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. In July 2022, the Company entered into a design-build agreement and, as previously announced, anticipates spending approximately $400 million on the facility. The budget for the design-build agreement is contained within this amount.
Trex Residential NexTrex
®
Grassroots Movement.
In August 2022, Trex Residential launched its NexTrex Grassroots Movement to broaden its recycling initiative to enlist communities and organizations to partner in its robust recycling efforts. The initiative provides a turnkey framework for municipalities, universities, nonprofits and other qualifying businesses to serve as centralized drop-off
locations for recycling polyethylene plastic film while earnings funds for their organizations. Organizations approved for participation in the NexTrex program can earn funding by serving as drop-off
locations where community members can recycle their discarded plastic film packaging. Trex will pick up and transport the material to its manufacturing facilities in Virginia or Nevada, where it will begin its new life as high-performance Trex Residential composite decking.
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
HIGHLIGHTS AND FINANCIAL PERFORMANCE
QUARTER-TO-DATE
AND
YEAR-TO-DATE
Financial performance. The following table presents
quarter-to-date
and
year-to-date
highlights of our financial performance:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Net sales	$188,472	$335,872	$913,950	$892,991
Gross profit	$46,208	$128,250	$338,498	$342,323
Net income	$14,423	$73,795	$174,549	$183,705
Diluted earnings per share	$0.13	$0.64	$1.55	$1.59
EBITDA	$30,816	$107,997	$265,381	$270,544

Capital expenditures
. During the 2022 third quarter, our capital expenditures were $41.6 million primarily at Trex Residential related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, our new corporate headquarters, and safety, environmental and general support.
Repurchase of common shares
. We repurchased 1.7 million shares of our outstanding common stock in the 2022 third quarter under our Stock Repurchase Program for a total 9.0 million shares repurchased under the program as of September 30, 2022.
RESULTS OF OPERATIONS
General.
Our results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, interest rates, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from the
COVID-19
pandemic and geopolitical conflicts.
Strong sales growth in the first and second quarters of 2022 reflected an increase in Trex Residential net sales driven by pricing actions taken in 2021 and 2022, volume growth that continued to reflect strong secular trends in the outdoor living category, continued execution of our wood-to-composite
market strategy share conversion, and channel inventory build to support historically high growth rates. The channel inventory build was due in part to expected consumer demand along the lines of what was seen in 2020 and 2021, but also was a consequence of improved product availability following more than two years of capacity constraints and product allocations.
However, towards the end of June Trex Residential experienced a reduction in demand from its distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter Trex Residential’s channel partners met demand partially through inventory drawdown. The drawdown negatively impacted third quarter sales and will impact fourth quarter sales. In response to this changed environment, Trex Residential immediately took measures to manage a production slowdown, including labor force reductions, production optimization, as well as other cost actions.
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
Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2022 (2022 quarter) compared to the three months ended September 30, 2021 (2021 quarter), and for the nine months ended September 30, 2022 (2022 nine-month period) compared to the nine months ended September 30, 2021 (2021 nine-month period).

Three Months Ended September 30, 2022 Compared To The Three Months Ended September 30, 2021
Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$188,472	$335,872	$(147,400)	(43.9)%
Trex Residential net sales	$177,776	$319,207	$(141,431)	(44.3)%
Trex Commercial net sales	$10,696	$16,665	$(5,969)	(35.8)%
Total net sales decreased by 43.9% in the 2022 quarter compared to the 2021 quarter reflecting a 44.3% decrease in Trex Residential net sales and a 35.8% decrease in Trex Commercial net sales. The decrease in Trex Residential net sales was primarily due to a 48.2% decline in volume. Beginning in the third quarter, our channel partners looked to rightsize their inventory and meet demand partially through inventory drawdown rather than reordering products, which adversely impacted third quarter sales.
Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$142,264	$207,622	$(65,358)	(31.5)%
% of total net sales	75.5%	61.8%
Gross profit	$46,208	$128,250	$(82,042)	(64.0)%
Gross margin	24.5%	38.2%
Gross profit as a percentage of net sales, gross margin, was 24.5% in the 2022 quarter compared to 38.2% in the 2021 quarter. Gross margin for Trex Residential and Trex Commercial was 25.4% and 10.2%, respectively, in the 2022 quarter compared to 38.9% and 24.0%, respectively, in the 2021 quarter. The decrease in consolidated gross margin was driven by the decrease in Trex Residential gross margin. The decrease was primarily due to reduced production resulting from our channel partners inventory drawdown to rightsize their inventories and additional costs as we rightsize our inventory with current production levels. The decrease was offset by labor force reductions, production optimization, and other actions to improve our cost position.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$26,857	$33,931	$(7,074)	(20.8)%
% of total net sales	14.2%	10.1%
Selling, general and administrative expenses decreased $7.1 million in the 2022 quarter. Excluding the $1.2 million severance charge related to labor force reductions in the 2022 quarter, the decrease in selling, general and administrative expenses in the 2022 quarter was $8.3 million compared to the 2021 quarter. The $8.3 million decrease was primarily the result of a $10.2 million decrease in personnel related expenses, offset by a $1.9 million increase in marketing and branding spend, and a $1.7 million increase in other operating expenses.
Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$4,928	$24,311	$(19,383)	(79.7)%
Effective tax rate	25.5%	24.8%

The effective tax rate for the 2022 quarter of 25.5% and was 0.7% higher than the effective tax rate of 24.8% for the 2021 quarter.
Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
1
(dollars in thousands)
Reconciliation of net income (GAAP) to EBITDA and EBITDA margin
(non-GAAP):

	Three Months Ended September 30, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$15,287	$(864)	$14,423
Interest (income) expense, net	—	—	—
Income tax expense (benefit)	5,211	(283)	4,928
Depreciation and amortization	11,194	271	11,465

EBITDA	$31,692	$(876)	$30,816

Net income as a percentage of net sales			7.7%

EBITDA as a percentage of net sales (EBITDA margin)			16.4%

	Three Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$72,603	$1,192	$73,795
Interest (income), net	(10)	—	(10)
Income tax expense	23,899	412	24,311
Depreciation and amortization	9,643	258	9,901

EBITDA	$106,135	$1,862	$107,997

Net income as a percentage of net sales			22.0%

EBITDA as a percentage of net sales (EBITDA margin)			32.2%

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$30,816	$107,997	$(77,181)	(71.5)%
Trex Residential EBITDA	$31,692	$106,135	$(74,443)	(70.1)%
Trex Commercial EBITDA	$(876)	$1,862	$(2,738)	(147.0)%
Total EBITDA decreased 71.5% to $30.8 million for the 2022 quarter compared to $108 million for the 2021 quarter. EBITDA as a percentage of net sales, EBITDA margin, was 16.4% for the 2022 quarter compared to 32.2% in the 2021 quarter. The decrease in EBITDA and EBITDA margin was driven by a 70.1% decrease in Trex Residential EBITDA, primarily due to the decrease in net sales and gross margin.

1
EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA and EBITDA as a percentage of net sales (EBITDA margin) because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using several measures, including EBITDA and EBITDA margin. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. In relation to competitors, EBITDA and EBITDA margin eliminate differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA and EBITDA margin provide important information regarding the operating performance of the Company and its reportable segments.
Non-GAAP
financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

Nine Months Ended September 30, 2022 Compared To The Nine Months Ended September 30, 2021
Net Sales

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$913,950	$892,991	$20,959	2.3%
Trex Residential net sales	$878,892	$850,909	$27,983	3.3%
Trex Commercial net sales	$35,058	$42,082	$(7,024)	(16.7)%
Total net sales increased by 2.3% in the 2022 nine-month period compared to the 2021 nine-month period reflecting a 3.3% increase in Trex Residential net sales and a 16.7% decrease in Trex Commercial net sales. Trex Residential net sales were impacted positively by a 16.1% increase in pricing, offset by an 11.1% reduction in volume. The decrease in Trex Residential net sales was primarily due to a decline in demand in the third quarter as our distribution and pro channel partners drew down their inventory levels to address the expectations of a slowing economy.
Gross Profit

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$575,452	$550,668	$24,784	4.5%
% of total net sales	63.0%	61.7%
Gross profit	$338,498	$342,323	$(3,825)	(1.1)%
Gross margin	37.0%	38.3%
Gross profit as a percentage of net sales, gross margin, was 37.0% in the 2022 nine-month period compared to 38.3% in the 2021 nine-month period. Gross margin for Trex Residential and Trex Commercial products in the 2022 nine-month period were 38.1% and 11.1%, respectively, compared to 39.2% and 21.2%, respectively, in the 2021 nine-month period. The decrease in consolidated gross margin was driven primarily by a slight decrease in gross margin at Trex Residential primarily due to reduced production volume.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$106,387	$102,880	$3,507	3.4%
% of total net sales	11.6%	11.5%
Selling, general and administrative expenses increased $3.5 million during the 2022 nine-month periods. The $3.5 million increase resulted primarily from a $12.3 million increase in marketing and branding spend, offset by a $10.7 million reduction in personnel related expenses.
Provision for Income Taxes

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$57,665	$61,235	$(3,570)	5.8%
Effective tax rate	24.8%	25.0%
The effective tax rate for the 2022 nine-month period was comparable to the effective tax rate for the 2021 nine-month period.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)
2
(dollars in thousands)
Reconciliation of net income (GAAP) to EBITDA and EBITDA margin
(non-GAAP):

	Nine Months Ended September 30, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$176,939	$(2,390)	$174,549
Interest income, net	(103)	—	(103)
Income tax expense (benefit)	58,454	(789)	57,665
Depreciation and amortization	32,435	835	33,270

EBITDA	$267,725	$(2,344)	$265,381

Net income as a percentage of net sales			19.1%

EBITDA as a percentage of net sales (EBITDA margin)			29.0%

	Nine Months Ended September 30, 2021
	Trex Residential	Trex Commercial	Total
Net income	$182,437	$1,268	$183,705
Interest expense, net	—	—	—
Income tax expense	60,797	438	61,235
Depreciation and amortization	24,873	731	25,604

EBITDA	$268,107	$2,437	$270,544

Net income as a percentage of net sales			20.6%

EBITDA as a percentage of net sales (EBITDA margin)			30.3%

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$265,381	$270,544	$(5,163)	(1.9)%
Trex Residential EBITDA	$267,725	$268,107	$(382)	(0.1)%
Trex Commercial EBITDA	$(2,344)	$2,437	$(4,781)	(196.2)%
Total EBITDA decreased 1.9% to $265.4 million for the 2022 nine-month period compared to $270.5 million for the 2021 nine-month period. EBITDA as a percentage of net sales, EBITDA margin, was 29.0% for the 2022 nine-month period compared to 30.3% in the 2021 nine-month period. The decrease in EBITDA and EBITDA margin was driven primarily due to the decrease in gross margin at Trex Residential and Trex Commercial.
LIQUIDITY AND CAPITAL RESOURCES

2
EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA and EBITDA as a percentage of net sales (EBITDA margin) because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using several measures, including EBITDA and EBITDA margin. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. In relation to competitors, EBITDA and EBITDA margin eliminate differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA and EBITDA margin provide important information regarding the operating performance of the Company and its reportable segments.
Non-GAAP
financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At September 30, 2022 we had $5.9 million of cash and cash equivalents.
S
ources and Uses of Cash.
The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$244,393	$113,059
Net cash used in investing activities	(108,118)	(123,096)
Net cash used in financing activities	(271,443)	(57,622)

Net decrease in cash and cash equivalents	$(135,168)	$(67,659)

Operating Activities
Cash provided by operations was $244.4 million during the 2022 nine-month period compared to cash provided by operations of $113.1 million during the 2021 nine-month period. The increase in cash provided by operating activities was primarily due to a decrease in accounts receivable, offset by an increase in inventories and a decrease in accounts payable and accrued expenses.
Investing Activities
Capital expenditures in the 2022 nine-month period were $107.9 million at Trex Residential, primarily related to cost reduction initiatives, the new Arkansas manufacturing facility, capacity expansion in our existing facilities, our new corporate headquarters, and safety, environmental and general support.
Financing Activities
Net cash used in financing activities in the 2022 nine-month period consisted primarily of $348 million in repurchases of our common stock, offset by net borrowings of $76 million.
Stock Repurchase Program.
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of September 30, 2022, the Company has repurchased 9.0 million shares under the Stock Repurchase Program.
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
The Company’s revolving credit facility executed November 5, 2019 was completely replaced by the Company’s revolving credit facility executed May 18, 2022. At September 30, 2022, we had $76 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $324 million.
Compliance with Debt Covenants.
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.
We believe that cash on hand, cash from operations and borrowings expected to be available under our revolving credit facilities will provide sufficient funds to fund planned capital expenditures, make scheduled principal and interest payments, fund warranty payments, and meet other cash requirements. We currently expect to fund future capital expenditures from operations and financing activities. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities.
Capital Requirements.
In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

Our capital expenditure guidance for 2022 is $170 million to $180 million. In addition to the construction of our third facility, which will be located in Arkansas, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders
Inventory in Distribution Channels.
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
The number of incoming claims received in the nine months ended September 30, 2022, was significantly lower than the number of claims received in the nine months ended September 30, 2021 and lower than our expectations for 2022. Average cost per claim experienced in the nine months ended September 30, 2022 was significantly higher than that experienced in the nine months ended September 30, 2021 and higher than our expectations for the current year. The elevated average cost per claim experienced in the nine months ended September 30, 2022, was primarily the result of the closure of three large claims, which were considered in our estimation of the surface flaking warranty reserve. We believe the reserve at September 30, 2022 is sufficient to cover future surface flaking obligations. Refer to Note 18,
Commitments and Contingencies, Product Warranty
, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1.
Condensed Consolidated Financial Statements
of this Quarterly Report on Form
10-Q
for additional information.
We estimate that the annual number of claims received will decline over time and that the average cost per claim will increase. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.6 million change in the surface flaking warranty reserve.
The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2022	2021
Claims open, beginning of period	1,759	1,799
Claims received (1)	507	788
Claims resolved (2)	(506)	(785)

Claims open, end of period	1,760	1,802

Average cost per claim (3)	$5,200	$3,492

(1)	Claims received include new claims received or identified during the period.

(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.
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
For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2022.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2022 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2022 – July 31, 2022	1,709,785	$58.47	1,709,785	2,629,558
August 1, 2022 – August 31, 2022	891	$64.51	891	2,628,667
September 1, 2022 – September 30, 2022	57	$47.40	—	2,628,667

Quarterly period ended September 30, 2022	1,710,733		1,710,676

(1)
During the three months ended September 30, 2022, 57 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On February 16, 2018, the Trex Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company purchased 1.7 million shares of its common stock under the Stock Repurchase Program during the three months ended September 30, 2022.

Item 5.	Other Information
Trex Company Named Among Top 50 U.S. Manufacturers By Industry Week.
In July 2022, Trex was named by
Industry Week
magazine as one of the 50 Best U.S. Manufacturers. In its first year of eligibility, Trex ranked #6 on the exclusive annual ranking of top-performing
manufacturing companies. Companies ranked on IW’s “50 Best” list are pulled from the Industry Week U.S. 500, an annual listing of the top 500 publicly held U.S. manufacturing companies based on revenue. The “50 Best” formula then examines profit margin, revenue growth and inventory over a three-year period, as well as return on assets and return on equity over a five-year timeframe, with the most recent numbers weighted most heavily.

Item 6.	Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 31, 2022	By:	/s/ Dennis C. Schemm
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