Form 10-K
period 2022-12-31
TREX CO INC
filed 2023-02-27
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    ☐
The aggregate market value of the registrant’s common equity held by non-affiliates
of the registrant at June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.0 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s common stock outstanding on February 6, 2023 was 108,758,882.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form
10-K
as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2023 Annual Meeting of Stockholders	Corporate governance (under Part I, Item 1) and Part III

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

General

Trex Company, Inc. (Trex), was incorporated as a Delaware corporation in 1998. Through December 30, 2022, Trex had one wholly-owned subsidiary, Trex Commercial Products, Inc. Together, Trex and Trex Commercial Products, Inc. are referred to as the Company, we or our. The Company is the world’s largest manufacturer of composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. In addition, Trex provided custom-engineered railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Our principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and our telephone number at that address is (540) 542-6300.

Products

Operations and Products: The Company operated in two reportable segments during the three years ended December 31, 2022: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, the Company sold substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial Products, Inc. See related information in Note 3 to the Consolidated Financial Statements to this Form 10-K.

Trex Residential is the world’s largest manufacturer of high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing, with more than 30 years of product experience. Trex outdoor living products are marketed under the brand name Trex® and manufactured in the United States. Stocked in more than 6,700 retail locations worldwide, Trex Residential offers a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, cladding and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex Residential one of the largest recyclers of waste polyethylene plastic film in North America. Our composite deck boards do not rot, warp, or splinter and the versatile colors feature a refined wood grain that adds depth and luxury to any backyard. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking and Accessories

Our principal decking products are Trex Transcend® Lineage™, Trex Transcend®, Trex Signature®, Trex Select®, and Trex Enhance®. In addition, our Trex Transcend decking product can also be used as cladding. Our high-performance, low-maintenance, eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. Trex Transcend Lineage is the next generation of design and performance in composite decking and is available in four luxurious, on-trend hues inspired by some of the most picturesque locales in the United States. Our Trex Transcend decking provides elevated aesthetics paired with the highest level of performance and is available in eight multi-tonal monochromatic classical earth tones and premium tropical colors. Trex Signature decking offers realistic woodgrain aesthetics that raises the bar for beauty, performance and sustainability and is available in two luxurious hues inspired by stunning natural settings. Trex Select decking offers the perfect pairing of price and minimal maintenance and is available in five nature-inspired earth tone colors. Our Trex Enhance boards pair the beauty of authentic wood-grain appearance with the durability of composite with minimal maintenance and the affordability of wood and is available in natural and basic colors.

We also offer accessories to our decking products. Trex Hideaway®, a self-gapping universal hidden fastener designed to give a seamless finish to every project. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light and a recessed deck light. Pre-assembled stair panels that allow for easier installation and are designed to save time on the jobsite.

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, and Trex Signature® aluminum railing. Our high-performance composite and aluminum deck railing kits and systems are sustainably manufactured, easy to install and durable. Trex railing systems are built with the same durability as Trex decking and won’t rot, warp, peel or splinter and resist fading and corrosion. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

Fencing

Our Trex Seclusions® composite fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps. The top and bottom rails of Trex fencing are designed to provide a “picture frame’ element and the deep rich colors have a matte surface to prevent harsh sunlight reflections.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex Outdoor Furniture™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.
Trex RainEscape®	An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC.
Trex Pergola™	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex Latticeworks™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex Cornhole™ Boards	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Diablo® Trex Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex SpiralStairs™ and Structural Steel Posts and Trex Signature Assembled Stair Panels	A staircase alternative and structural steel posts for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.
Trex Outdoor Kitchens, Cabinetry and Storage	Outdoor kitchens, cabinetry and storage manufactured and sold by Danver Stainless Outdoor Kitchens.

Trex Commercial designed and engineered custom railing solutions, which are prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems, which targeted commercial and high-rise applications, and custom staging systems for the performing arts, sports, and event production and rental market. Trex Commercial marketed to architects, specifiers, contractors, and building owners.

Through the date of sale of Trex Commercial on December 30, 2022, Trex offered the following products through Trex Commercial:

Architectural Railing Systems

The architectural railing systems were pre-engineered guardrails with options to accommodate styles ranging from classic and elegant wood top rail combined with sleek stainless components and glass infill, to modern and minimalist stainless cable and rod infill choices. Trex Commercial also designed, engineered and manufactured custom railing systems tailored to the customer’s specific material, style and finish. Many railing styles included glass, mesh, perforated railing and cable railing.

Aluminum Railing Systems

The Trex Signature aluminum railings, made from a minimum of 40 percent recycled content, were a versatile, cost-effective and low-maintenance choice for a variety of interior and exterior applications that blended form, function and style. Its straightforward, unobtrusive design featured traditional balusters and contemporary vertical rods, and could be installed with continuously graspable rail options for added safety, comfort and functionality. Aluminum railings were available in a variety of colors and stock lengths to accommodate project needs.

Staging Equipment and Accessories

The advanced modular, lightweight custom staging systems, including portable platforms and other custom applications, provided superior staging product solutions for facilities and venues with custom needs. The modular stage equipment was designed to appear seamless, feel permanent, and maximize the functionality of the space.

Customers and Distribution

We are committed to conducting business activities with the highest standards of business ethics and in accordance with all applicable laws and regulations. Our Vendor and Customer Code of Conduct and Ethics (Code), available at www.trex.com/our-company, applies to all parties providing goods and services to the Company, and all channel partners who distribute, sell and/or install our products (collectively, Business Partners). We expect all Business Partners, and all of their employees, agents and subcontractors to follow our high ethical standards set forth in the Code while they are conducting business with us or on our behalf. In addition, we expect our Business Partners to understand and comply with the Trex Company Code of Conduct and Ethics, available at www.trex.com/our-company, to do business with Business Partners who share the same commitment to human rights that we have and as set forth in our Human Rights Policy, available at www.trex.com/our-company.

Trex Residential: Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales for our composite decking and railing products through our wholesale distribution network by selling Trex Residential products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex Residential products, contractor training, inventory commitment and point-of-sale display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two to three distributors within a specified area to sell only Trex Residential decking products on an exclusive basis. The distributor purchases our products at prices in effect at the time we ship the product to the distributor.

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

In the years ended December 31, 2022, 2021, and 2020, sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the years ended December 31, 2022, 2021, and 2020, three customers of Trex Residential represented approximately 64%, 61%, and 56%, respectively, of the Company’s total net sales.

Trex Commercial: We sold our modular and architectural railing and staging systems to the commercial and multifamily market, including sports stadiums and performing arts venues, primarily to facility owners and general contractors throughout the country. We marketed these products through our direct sales staff, independent sales representatives, and bidding on projects.

Manufacturing Process

Products manufactured at our Trex Residential manufacturing facilities in Virginia and Nevada are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our eco-friendly manufacturing process. Products manufactured at our Trex Commercial manufacturing facility in Minnesota were primarily manufactured from aluminum and stainless steel. The primary manufacturing process for these products involved cutting, machining, welding and finishing. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of certain projects.

Our manufacturing processes require significant capital investment, expertise and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes.

In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. As previously announced, we anticipate spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through our ongoing cash generation or our line of credit.

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

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2022, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one to two years for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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

The production of our commercial products required a supply of aluminum, stainless steel and glass components. We used multiple sources for each material to ensure consistent availability of material and competitive pricing. We purchased substantially all of our aluminum, stainless steel and glass under purchase orders, which did not involve long-term supply commitments.

Training

Trex University is our state-of-the-art training facility located near our Virginia manufacturing plant designed to educate and train retailers, contractors and other partners on the benefits of Trex Residential aesthetically pleasing, high-performance, low-maintenance, eco-friendly outdoor living products. In addition, in the 2022 second quarter we launched Trex Academy, an online multimedia content hub dedicated to helping the Trex Residential Do-It-Yourself customer bring their deck dreams to life by providing how-to content.

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

•

Cost: Through capital investments and process engineering, continuously seek to lower the cost to manufacture Trex residential products. Investments in polyethylene recycling capabilities will allow us to expand our ability to use a wider breadth of waste materials thereby lowering raw material costs of our outdoor living products. We plan to continue to achieve significant improvements in manufacturing productivity by reducing waste and improving our production process.

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

Our operations also are subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, and the States of Nevada, and Arkansas. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

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

We have one current U.S. Patent for decking technology. We intend to maintain our existing patent in effect until it expires as well as to seek additional patents as we consider appropriate.

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

At December 31, 2022, Trex Residential employed 1,636 full-time employees. Our employees are not covered by collective bargaining agreements. We believe that our relationships with our employees are favorable, and we have not had any serious complaints or claims over the last three years. Our Human Rights Policy sets forth our values related to working conditions and human rights, and it underscores our philosophy about the way we conduct our business. The policy is available at www.trex.com/our-company.

We believe that diversity, equity and inclusion enriches our organization, contributes to our long-term value creation, and fosters an environment of creativity and innovative thinking, which will bring forth new ideas and challenge the status quo. The strategy we have developed aims to advance our efforts to increase the diversity of our workforce, while we continue to be a destination workplace for talent and maximize returns to our shareholders. We are undergoing a new approach for employee communications to further elevate employee engagement while also acting to foster inclusiveness across the organization.

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

We continue to build our employer brand by accurately and transparently reflecting our work culture to attract candidates with actions that include, but are not limited to:

•	Further expanding the number of roles for exclusively Spanish speaking employees while offering English as a second language and Spanish as a second language courses;

•

Leveraging large, diverse recruiting platforms to reach broader audiences and increasing our presence at regional universities to recruit interns and new graduates to help further diversify our talent pool;

•

Creating a partnership with NW Works (www.nwworks.com), a local nonprofit that provides counseling and employment services to disabled adults in the Winchester, Virginia area, and providing a number of job opportunities for their clients;

•	Further developing the Trex culture to improve retention and employee engagement at our manufacturing locations in a variety of ways; and

•	Expanding our training department to sharpen our focus on the training and development of our employees.

Trex has taken these steps to ensure all employees feel comfortable, and to ensure that we remain an employer of choice, well-known for both innovation and opportunity. We are also looking to expand our focus on developing our existing employees so that Trex is well prepared for the future and our employees know they can grow with us. In addition, we provide Code of Conduct and Ethics training to our employees. We are planning a refreshed version of our employee survey for the first quarter of 2023.

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

Corporate Governance

Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 22, 2022 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at www.trex.com/our-company. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s General Counsel.

Environmental and Occupational Safety

Environmental

The Company has been committed to sustainability since our inception more than 30 years ago, creating eco-friendly products from reclaimed and recycled materials. Trex Residential’s high-performance, low-maintenance composite decking is made from 95% recycled and reclaimed materials. The Company’s commitment to improving our environmental footprint includes developing and offering more sustainable products to the market as well as advancing sustainability and efficiency in our operations. From continuous improvement in our manufacturing practices that reduce the use of energy to making products using industry leading high levels of reclaimed and recycled materials, the Company is able to improve the use of resources, greenhouse gas emissions, and waste streams. The foundation for our commitment to sustainability includes, but is not limited to:

•	Using recycled, reclaimed and other waste resources whenever possible in our manufacturing process;

•	Preventing pollution by maintaining environmental management as a core value;

•	Reducing waste generated in our manufacturing and business operations;

•	Developing and using environmentally acceptable, safe and efficient production methods; and

•	Identifying and complying with all legal and statutory requirements.

Our Environmental Policy, located on our web site at www.trex.com/our-company, outlines our commitment to conducting business in an ethical and socially responsible manner that respects the environment.

The Nominating / Corporate Governance Committee of the Board of Directors oversees the Company’s environmental, social and governance (ESG) matters that are significant to the Company. Periodically, the Committee reviews the Company’s ESG strategy, initiatives and policies and receives updates from the Vice President, Marketing and ESG Development, who oversees the Company’s ESG initiatives. Also, environmental matters relevant to the Company’s operations are the responsibility of the President and Chief Executive Officer, the President of Trex Residential, the President of Trex Commercial, the Senior Vice President and Chief Financial Officer, the Senior Vice President, Chief Legal Officer and Secretary, and the Vice President, General Counsel and Assistant Secretary.

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

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. Trex was named one of 2022’s 50 Best U.S. Manufacturers by Industry Week and was named to Forbes’ 2021 List of America’s Best Mid-Sized Companies – ranking #12 overall on the list of 100 companies. For the 12th consecutive year, in 2022 Trex earned the designation “greenest” decking in the industry by the readers of Green Builder magazine and received the highest score for decking in the Green Builder Media Brand Index. Trex was also honored with the 2022 Green Builder Sustainable Product of the Year for Trex AR Deck Visualizer. In addition, Lifestory Research’s America’s Most Trusted® survey named Trex America’s Most Trusted Outdoor Decking Brand – receiving the only five-star rating in the decking category.

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

Each of our manufacturing sites has a dedicated health and safety (EHS) manager and committee. The Site EHS Managers ensure safety is at the forefront of our manufacturing operations every day. Employee representatives on the Site Safety Committee meet monthly to collect, discuss and act upon safety feedback from their colleagues. Our active Site Safety Committees perform safety audits and observations, review and trend all incidents, and participate in all Pre-Startup Safety Reviews and are an example of our robust employee engagement in safety. Long term, the Company is committed to pursuing Occupational Health and Safety Administration Voluntary Protection Program (VPP) recognition and is an active participant in state level VPP development programs. The Company is a member of the Voluntary Protection Program Participants Association, the National Safety Council, and the National Fire Protection Association. Also, we support all EHS staff in becoming Certified Occupational Safety Specialists and obtaining the Certificate for Occupational Safety Managers through programs offered by the Federal Occupational Health and Safety Administration.

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

Through December 30, 2022, our Company operated in two reportable segments, Trex Residential and Trex Commercial. On December 30, 2022, we sold substantially all of the assets of our wholly owned subsidiary and reportable segment, Trex Commercial Products, Inc. As of December 31, 2023, our business is subject to a number of risks, including the following:

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

Description

The demand for our products is influenced by the home improvement market and could be adversely affected by conditions that negatively impact this market.

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

Risk	Discussion

Description

We may not be able to fully maintain or expand our Trex Residential wholesaler and dealer channels.

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

Description

We have made and may continue to make significant capital investments in new and existing manufacturing facilities, and in acquired businesses or operations that may become impaired or obsolete and result in a charge to our earnings.

Impact

Our ability to achieve the expected benefits from our capital investments, such as increased production, improved efficiency, cost savings, or diversification into new product markets, is subject to estimates and assumptions, including economic, competitive, consumer preference, and other uncertainties. If the actual results differ from our estimates and assumptions, we may not achieve the benefits from the investments within the estimated time frame or not at all, which could adversely affect our financial condition and results of operations.

In addition, our acquisitions have resulted in, and may in the future result in, the recognition of goodwill. The recognition of goodwill may result in an impairment charge to our earnings if circumstances change and reduce the fair value of the goodwill acquired below its carrying amount.

We have made and may continue to make significant investments in new manufacturing facilities, upgrading our existing facilities and acquiring businesses or operations. These investments sometimes involve the implementation of new technologies and replacement of existing equipment. While we anticipate that these investments will increase production, improve efficiency, achieve cost savings or allow us to diversify into new product markets, we cannot be certain we will realize the benefits of these initiatives when anticipated or at all. Failure to achieve the expected benefits from our investments may result in reduced cash flows in future periods, obsolete or impaired assets, and charges to our earnings.

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

In general, we believe that an effect of inflation would be a short-term disruption and that, over time, we would offset increased input costs through cost reduction projects, purchasing strategies, and increased production efficiencies and improvement opportunities to enhance our margins. In addition, we would be able to increase prices to counteract the majority of any inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability.

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

Description

Our ability to continue to obtain financing on favorable terms, and the level of any outstanding indebtedness, could adversely affect our financial condition and ability to compete.

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

Description

Our business, results of operations and financial condition may be disrupted and adversely affected by global public health pandemics or geopolitical conflicts.

Impact

If our employees or the employees of our suppliers or transportation providers are unable to work because of illness related to a global public health pandemic, or if we or our suppliers or transportation providers are forced to temporarily cease operations, either on a voluntary or mandatory basis, then we may have a period of reduced operations and be unable to supply our customers in a timely manner, which could have a material negative impact on our business.

If geopolitical conflicts disrupt the operations of our distributors and retail outlets or negatively impacts economies in the United States, Canada and the rest of the world, our business, results of operations and financial condition may be adversely affected.

Our business, results of operations and financial condition may be adversely affected if a global public health pandemic interferes with the ability of our employees, suppliers and other business partners to perform their respective responsibilities and obligations relative to the conduct of our business.

We monitor the outbreak of any global public health pandemic or global political conflicts and evaluate the impact on our business as information emerges. The extent to which the impact of a global public health pandemic or a continuing global political conflict may have on our business, supply chains, commodity and fuel prices, and prices of raw materials will depend on future developments, which may be highly uncertain and cannot be predicted.

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

Despite these proactive measures, there is no guarantee that these measures will prevent a cybersecurity incident.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose
Corporate Headquarters	39,250 SF	Leased	2023	Virginia	Office Space

Corporate Headquarters	8 Acres	Owned	N/A	Virginia	Land

Trex Residential	1,734,589 SF	Leased	2023 – 2028	Virginia / Nevada/ Arkansas	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	1,202,660 SF / 455 Acres	Owned	N/A	Virginia / Nevada / Arkansas	Manufacturing Facilities, Storage and Office Space

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2022, we spent a total of $176.2 million on capital expenditures, primarily at our Trex Residential facilities, including $85.7 million related to construction of our Arkansas facility, $39.2 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $19.1 million related to our new corporate office development, and $17.6 million for general support, safety and environmental initiatives.

In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. As previously announced, we anticipate spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through our ongoing cash generation or our line of credit.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2022 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2022 – October 31, 2022	578,753	$44.45	578,753	2,049,914
November 1, 2022 – November 30, 2022	581,103	$42.33	573,600	1,476,314
December 1, 2022 – December 31, 2022	2,418	$42.33	—	1,476,314

Quarter ended December 31, 2022	1,162,274		1,152,353

(1)

During the three months ended December 31, 2022, 9,921 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Company’s Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company repurchased 1,152,353 shares of its common stock under the Stock Repurchase Program during the three months ended December 31, 2022.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2017 in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2018, 2019, 2020, 2021, and 2022.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Trex Company, Inc.	$100.00	$109.52	$165.83	$308.93	$498.27	$156.20
Russell 2000 Index	$100.00	$88.99	$111.71	$134.01	$154.09	$122.60
S&P 600 Building Products	$100.00	$79.21	$112.63	$141.98	$176.33	$146.09

Other Stockholder Matters

As of February 6, 2023, there were approximately 142 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

In 2022, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics and geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. MD&A includes the following sections:

•	Our Business — a general description of our business, a brief overview of our reportable segments’ products, and operational and financial highlights for the twelve months ended December 31, 2022.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•

Results of Operations — an analysis of our consolidated results of operations for 2022 and 2021 and year-to-year comparisons. An analysis of our consolidated results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2021.

•	Liquidity and Capital Resources — an analysis of cash flows, contractual obligations, and a discussion of our capital and other cash requirements.

OUR BUSINESS

General. The Company is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of our products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. The Company is focused on using renewable resources within our Trex Residential segment. Also, through December 30, 2022, the Company provided custom-engineered commercial railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. During the three years in the period ended December 31, 2022, the Company operated in two reportable segments: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial.

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

We remain focused on ensuring the capacity to service our Trex Residential channel partners is aligned with both current demand and expected future growth. In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. As previously announced, we anticipate spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction will be funded primarily through our ongoing cash generation or our line of credit.

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

Trex Residential is the world’s largest manufacturer of wood-alternative composite decking and railing products marketed under the brand name Trex® and manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high-performance, low maintenance, eco-friendly products in the decking, railing, fencing, cladding and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories

Trex Transcend® Lineage™ decking

Trex Transcend® decking

Trex Signature® decking

Trex Select® decking

Trex Enhance® decking

Trex Hideaway® hidden fastening system

Trex DeckLighting™ outdoor lighting system

Railing	Trex Transcend Railing Trex Select Railing Trex Signature® aluminum railing
Fencing	Trex Seclusions® fencing product

Trex Commercial offered modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues.

Operational Highlights:

Sale of Substantially All of the Assets of Trex Commercial Products, Inc. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture of Trex Commercial reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. With the sale complete, we will dedicate our resources to accelerating conversion to composites from wood and further strengthen our leadership position in the outdoor living category. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the year ended December 31, 2022, through the date of sale. Refer to Note 17, Segment Information, for additional information on the Trex Commercial segment.

Trex Residential New Product. On May 16, 2022, we announced the expansion of our premium Trex Residential decking line with the introduction of Transcend® Lineage™. The new Transcend Lineage boards feature an elevated aesthetic with subtle, elegant graining, available in two new color options that expand the Transcend collection with nature-inspired tones and texturing that today’s homeowners are seeking. Like all Trex Residential decking, Lineage boards are made primarily from recycled and reclaimed content and engineered with a proprietary, high-traffic formulation and ultra-durable integrated shell. Transcend Lineage decking launched in mid-May and will be sold nationwide through Trex Residential dealers and major home centers. Production and sale of the new Transcend Lineage boards began in May 2022.

Trex Residential Arkansas Manufacturing Facility. Construction began on the new Trex Residential manufacturing facility located in Arkansas in the second quarter 2022. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. In July 2022, the Company entered into a design-build agreement and, as previously announced, anticipates spending approximately $400 million on the facility. The budget for the design-build agreement is contained within this amount.

Trex Residential NexTrex® Grassroots Movement. In August 2022, Trex Residential launched its NexTrex Grassroots Movement to broaden its recycling initiative to enlist communities and organizations to partner in its robust recycling efforts. The initiative provides a turnkey framework for municipalities, universities, nonprofits and other qualifying businesses to serve as centralized drop-off locations for recycling polyethylene plastic film while earning funds for their organizations. Organizations approved for participation in the NexTrex program can earn funding by serving as drop-off locations where community members can recycle their discarded plastic film packaging. Each grassroots partner is equipped with a baler, which is housed on site for use in bundling and weighing recycled plastic material. Trex will pick up and transport the material to its manufacturing facilities in Virginia or Nevada, where it will begin its new life as high-performance Trex Residential composite decking.

Trex Residential Earns Top Honors in Builder Brand Use Study. For the fourth time in the 15-year history of the Builder Brand Use Study, we earned top honors across all of the measured criteria for the Composite/PVC Decking category and outperformed all other brands in the Deck Railing category as well. The annual Builder Brand Use Study measures the attitudes of builders, developers, and contractors toward the products they recognize, use, and trust. The results of this year’s study are based on input from more than 850 building professionals who, for the 15th consecutive year, voted Trex #1 for “brand familiarity,” “brand used during the past two years,” and “brand used most” in the Composite/PVC Decking category. Trex also secured top honors for the same criteria in the Deck Railing category. Additionally, Trex received the highest score for “Product Quality” among the 27 composite and PVC decking brands included in the study.

Publication of 2021 Environmental, Social and Governance Report. On June 23, 2022, we published its 2021 Environmental, Social and Governance (ESG) report. The annual ESG report highlights how we are “Building a Better Tomorrow Together” through a broad spectrum of initiatives to address its most material ESG priorities. Highlights include:

•	Investing to reduce environmental impact and advance sustainability;

•	Prioritizing employee safety and career growth;

•	Nurturing a diverse, equitable and inclusive workplace;

•	Conducting business responsibly through strong governance and ethics; and

•	Adding value to the communities where we operate.

Strategic Investments. During 2022, we made strategic investments to enhance the support of our Trex Residential brand and channel partners, including the debut of our new “We See It Too” marketing campaign. We also launched Trex Academy, an online multimedia content hub dedicated to helping the Trex Residential Do-It-Yourself customer bring their deck dreams to life by providing how-to content.

Russian Invasion of Ukraine. The conflict between Russia and Ukraine has not directly affected our business and results of operations. We have no operations in Russia or Ukraine but continue to monitor the potential economic impact of the conflict on supply chains, commodity and fuel prices, and prices of raw materials. We cannot predict the impact of the continued conflict on the global economy, our industry or our business.

Highlights and Financial Performance for the Twelve Months Ended December 31, 2022:

	Year Ended December 31,
	2022	2021	$ Change	% Change
(000s omitted, except per share data)
Net sales	$1,106,043	$1,196,952	$(90,909)	(7.6)%
Gross profit	$403,989	$460,504	$(56,515)	(12.3)%
Net income	$184,626	$208,737	$(24,111)	(11.6)%
EBITDA	$291,033	$311,322	$(20,289)	(6.5)%
Diluted earnings per share	$1.65	$1.80	$(0.15)	(8.3)%

Capital expenditures. In 2022, we spent a total of $176.2 million on capital expenditures, primarily at our Trex Residential facilities, including $85.7 million related to construction of our Arkansas facility, $39.2 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $19.1 million related to our new corporate office development, and $17.6 million for general support, safety and environmental initiatives.

Repurchase of common shares. We repurchased 6.5 million shares of our outstanding common stock in 2022 under our Stock Repurchase Program.

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

Product Warranty. We warrant that for the applicable warranty period our Trex Residential products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and our decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

Products sold on or after January 1, 2023: The warranty period for residential use is 50 years for Transcend® decking, 35 years for Select® decking and Universal Fascia, and 25 years for Enhance® decking and Transcend, Select, Enhance and Signature® railing. The warranty period for commercial use is 10 years, excluding Signature railing and Transcend cladding, which each have a warranty period of 25 years. We further warrant that Trex Transcend, Trex Enhance and Trex Select decking and cladding and Universal Fascia products will not fade in color from light and weathering exposure more than a certain amount and will be resistant to permanent staining from food and beverage substances or mold and mildew, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

Products sold prior to January 1, 2023: The warranty period is 25 years for residential use and 10 years for commercial use. With respect to Trex Signature railing, the warranty period is 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price.

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

The number of incoming claims received in the year ended December 31, 2022 was significantly lower than the number of claims received in the year ended December 31, 2021, and lower than our expectations for 2022. Average cost per claim experienced in the year ended December 31, 2022 was significantly higher than that experienced in the year ended December 31, 2021, and higher than our expectations for 2022. The elevated average cost per claim experienced in the year ended December 31, 2022, was primarily the result of the closure of three large claims, which were considered in our estimation of the surface flaking reserve. We believe the reserve at December 31, 2022 is sufficient to cover future surface flaking obligations.

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

The following table details surface flaking claims activity related to our residential product warranty:

	Year Ended December 31,
	2022	2021	2020
Claims unresolved beginning of period	1,759	1,799	1,724
Claims received (1)	592	894	1,441
Claims resolved (2)	(622)	(934)	(1,366)

Claims unresolved end of period	1,729	1,759	1,799

Average cost per claim (3)	$4,987	$3,519	$3,390

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

For additional information about product warranties, see Notes 2 and 19 to the Consolidated Financial Statements appearing elsewhere in this report.

Goodwill. We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (ASC) Topic 350, “Intangibles—Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. We evaluate the recoverability of goodwill at the reporting unit level. Through December 30, 2022 and during the two years ended December 31, 2021, we determined that the Company had three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. We completed the sale of our wholly-owned subsidiary, Trex Commercial Products, Inc., on December 30, 2022. Trex Commercial Products, Inc. had been a reportable segment of the Company. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss is recognized in an amount equal to that excess but limited to the total amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Qualitative factors we consider include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events. We evaluate, based on the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Weighing the effect of various positive and negative factors is challenging and requires the use of significant judgment. The weight we place on each factor depends on certain conditions, including uncertainty about future events. If different conditions exist in future periods, future impairment charges could result.

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

Revenue Recognition

Trex Residential Products

Trex Residential principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly outdoor living products, consisting of composite decking and railing products, hidden fasteners, and a broad offering of outdoor living accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Consolidated Financial Statements presented in this Form 10-K.

Trex Residential may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. Should estimates change or prove to have been incorrect, it could negatively affect our results of operations and financial condition. In addition to sales incentive programs, Trex Residential may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

Trex Commercial Products

Trex Commercial generated revenue from the manufacture and sale of its custom, modular and architectural railing and staging systems. All of its revenues were from fixed-price contracts with customers. Trex Commercial contracts had a single performance obligation as the promise to transfer the individual goods or services was not separately identifiable from other promises in the contract and was, therefore, not distinct.

Trex Commercial satisfied its performance obligation over time as work progressed because control was transferred continuously to its customers. Revenue and estimated profit were recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs included all direct material, labor, subcontract and certain indirect costs. The Company reviewed and updated its estimates regularly and recognized adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. If at any time the estimate of contract profitability indicated an anticipated loss on the contract, the Company recognized the total loss in the period it was identified. During the year ended December 31, 2022, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.

RESULTS OF OPERATIONS

General. Our results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, interest rates, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from global health pandemics and geopolitical conflicts.

Strong sales growth in the first and second quarters of 2022 reflected an increase in Trex Residential net sales driven by pricing actions taken in 2021 and 2022, volume growth that continued to reflect strong secular trends in the outdoor living category, continued execution of our wood-to-composite market strategy share conversion, and channel inventory build to support historically high growth rates. The channel inventory build was due in part to expected consumer demand consistent with what was seen in 2020 and 2021, but also was a consequence of improved product availability following more than two years of capacity constraints and product allocations.

However, towards the end of June Trex Residential experienced a reduction in demand from its distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter Trex Residential’s channel partners met demand partially through inventory drawdown. The drawdown negatively impacted third and fourth quarter sales. In response to this changed environment, Trex Residential immediately took measures to better align its cost structure with current demand by decreasing production levels, right sizing the employee base, and focusing on cost efficiency programs.

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

Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

Year Ended December 31, 2022 Compared To Year Ended December 31, 2021

Net Sales

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total net sales	$1,106,043	$1,196,952	$ (90,909)	(7.6)%
Trex Residential net sales	$1,059,536	$1,139,266	$ (79,730)	(7.0)%
Trex Commercial net sales	$46,507	$57,686	$ (11,179)	(19.4)%

Total net sales in 2022 decreased $90.9 million, or 7.6%, compared to total net sales in 2021, due to a decrease in Trex Residential and Trex Commercial net sales of $79.7 million and $11.2 million, respectively. The decrease in Trex Residential net sales was due primarily to an 18.2% reduction in volume, offset by a 13.6% increase in pricing, The decrease in Trex Residential volume was primarily due to a decline in demand beginning in the third quarter of 2022 as our distribution partners serviced demand requirements primarily through inventory drawdowns rather than reorders. The increase in pricing was due to price increases taken in 2021 and 2022 on certain products to address inflationary pressures across many key raw materials, labor and transportation.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Cost of sales	$702,054	$736,448	$ (34,394)	(4.7)%
% of total net sales	63.5%	61.5%
Gross profit	$403,989	$460,504	$ (56,515)	(12.3)%
Gross margin	36.5%	38.5%

Gross profit as a percentage of net sales, gross margin, was 36.5% in 2022 compared to 38.5% in 2021. Gross margin for Trex Residential and Trex Commercial in 2022 were 37.7% and 8.9%, respectively, compared to 39.3% and 22.0%, respectively, in 2021. Gross margin at Trex Residential was unfavorably impacted primarily by reduced production volume and inflationary pressures, offset by pricing realization increases on certain product lines, right sizing our employee base, and other actions to better align our cost structure with current demand.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Selling, general and administrative expenses	$141,831	$139,624	$2,207	1.6%
% of total net sales	12.8%	11.7%

Selling, general and administrative expenses increased $2.2 million in 2022 compared to 2021 primarily resulting from a $12.6 million increase in branding and marketing expenses. The increase was offset by a $10.3 million decrease in personnel and personnel related expenses.

Loss on Sale

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Loss on sale	$15,423	$—	$15,423	N/A
% of total net sales	1.4%	N/A

On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. With the sale complete, we will dedicate our resources to accelerating conversion to composites from wood and further strengthen our leadership position in the outdoor living category. The sale resulted in a loss on sale of $15.4 million and is reported in the Consolidated Statements of Comprehensive Income.

Goodwill Impairment Loss

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Goodwill impairment loss	$—	$54,245	$(54,245)	N/A
% of total net sales	N/A	4.5%

During the fourth quarter of 2021, our annual goodwill impairment testing resulted in the recognition of an impairment charge to goodwill at our commercial railing reporting unit and our staging reporting unit within the Trex Commercial reportable segment of $42.5 million and $11.8 million, respectively. For fiscal year 2021, the Company determined that it was necessary to perform the goodwill impairment test for our railing and staging reporting units utilizing the quantitative assessment. We performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a continued delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the COVID-19 virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021.

Gain on Insurance Proceeds

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Gain on insurance proceeds	$—	$8,741	$(8,741)	N/A
% of total net sales	N/A	0.7%

In March 2021, an electrical fire occurred at one of our manufacturing buildings in our Virginia complex. No injuries occurred from the event. The building was temporarily off-line while damage to the building’s electrical systems was addressed. Our insurance covered repairs, incremental direct costs to serve our customers, and losses in operating income from the loss in net sales. During 2021, gains on insurance proceeds primarily related to the settlement from our insurance company of $6.8 million related to the fire at the Virginia facility.

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Provision for income taxes	$62,212	$66,654	$ (4,442)	(6.7)%
Effective tax rate	25.2%	24.2%

The effective tax rate for 2022 was 25.2% compared to the effective tax rate for 2021 of 24.2%. The increase in the effective tax rate was driven primarily by a reduction in excess tax benefits resulting from the vesting of outstanding share-based employee compensation.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Year Ended December 31, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$200,876	$(16,250)	$184,626
Interest income, net	(103)	—	(103)
Income tax expense (benefit)	67,313	(5,101)	62,212
Depreciation and amortization	43,173	1,125	44,298

EBITDA	$311,259	$(20,226)	$291,033

	Year Ended December 31, 2021
	Trex Residential	Trex Commercial	Total
Net income (loss)	$247,059	$(38,322)	$208,737
Interest income, net	(15)	—	(15)
Income tax expense (benefit)	79,500	(12,846)	66,654
Depreciation and amortization	34,941	1,005	35,946

EBITDA	$361,485	$(50,163)	$311,322

	Year Ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Total EBITDA	$291,033	$311,322	$(20,289)	(6.5)%
Trex Residential EBITDA	$311,259	$361,485	$(50,226)	(13.9)%
Trex Commercial EBITDA	$(20,226)	$(50,163)	$29,937	59.7%

Total EBITDA decreased 6.5% to $291 million for 2022 compared to $311 million for 2021. The decrease was due to a $50.2 million decrease in Trex Residential EBITDA, primarily driven by a decrease in net sales and gross profit. The decrease was offset in part by an increase in EBITDA at Trex Commercial, which resulted primarily from a fourth quarter 2021 goodwill impairment charge of $54.2 million, offset by a fourth quarter 2022 loss on sale of $15.4 million.

[1]

EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes the measures facilitate performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using EBITDA. Management considers EBITDA to be important supplemental indicators of our core operating performance because the measures eliminate interest, income taxes, and depreciation and amortization charges to net income. In relation to its competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, especially when comparing financial results to prior periods. For these reasons, management believes that EBITDA provide important information regarding the operating performance of the Company and its reportable segments. Non-GAAP measures are not meant to be considered superior to or a substitute for our GAAP results.

Year Ended December 31, 2021 Compared To Year Ended December 31, 2020

The Company hereby incorporates by reference the financial results from fiscal year 2020 and the comparison of financial results from fiscal year 2021 to fiscal year 2020 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the U.S. Securities and Exchange Commission on February 28, 2022.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings, operating leases and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$216,220	$258,064	$187,294
Net cash used in investing activities	(168,884)	(158,039)	(170,658)
Net cash used in financing activities	(176,064)	(80,673)	(43,768)

Net (decrease) increase in cash and cash equivalents	$(128,728)	$19,352	$(27,132)

Operating Activities

Cash provided by operating activities in 2022 were primarily impacted by lower net sales and gross profit at Trex Residential, a loss on sale of Trex Commercial Products, Inc., and an increase in inventories, offset by an decrease in accounts receivable.

Investing Activities

In 2022, cash used in investing activities for capital expenditures was $176.2 million, primarily at our Trex Residential facilities, including $85.7 million related to construction of our Arkansas facility, $39.2 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $19.1 million related to our new corporate office development, and $17.6 million for general support, safety and environmental initiatives. Cash provided by investing activities in 2022 included $7.3 million in proceeds from the sale of Trex Commercial.

Financing Activities

Net cash used in financing activities in 2022 consisted primarily of $398.4 million in repurchases of our common stock under our Stock Repurchase Program, offset by net borrowings under our revolving credit facility of $222 million.

Stock Repurchase Program. On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). For the year ended December 31, 2022, the Company repurchased 6.5 million shares under the Stock Repurchase Program.

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

The Company entered into the First Amendment, as borrower; Trex Commercial Products, Inc. (Trex Commercial), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent; Truist Bank (Truist); and Regions Bank (Regions) (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner. The First Amendment further provides that the New Credit Agreement is amended and restated by changing Schedule 2.01 to add applicable Lender percentages related to the Revolving B Commitment for BOA of 47.5%, Well Fargo of 28.0% and Regions of 24.5%.

The Company’s revolving credit facility executed November 5, 2019 was completely replaced by the Company’s revolving credit facility executed May 18, 2022.

Indebtedness On and After May 18, 2022. On May 18, 2022, the Company, as borrower; Trex Commercial Products, Inc. (Trex Commercial), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association (Wells Fargo), as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and TD Bank, N.A. (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.

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

The Credit Agreement provides the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.

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

Under the terms of the Security and Pledge Agreement, the Company and Trex Commercial, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).

Indebtedness On and After December 22, 2022. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, the “Credit Agreement”). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).

Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.

As of December 22, 2022, the Credit Agreement was amended and restated to refer to this loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan. The Credit Agreement continues to include sublimits under the Revolving A Loan for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans under Revolving A Loan are for the purpose of raising working capital and supporting general business operations.

The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. With respect to Revolving B Loans, for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.

At December 31, 2022, we had $222 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $328 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. Our contractual obligations consist primarily of purchase commitments and operating leases.

Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain. As of December 31, 2022, we have purchase obligations under material supply contracts of $53 million for the year ending December 31, 2023, $26.1 million in 2024, $13.3 million in 2025, and $5.6 million in 2026. Please refer to Note 19 to the Consolidated Financial Statements in this filing for additional information on our purchase commitments.

Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases. As of December 31, 2022, we have operating lease liabilities of $7.6 million for the year ending December 31, 2023, $20.7 million for the years 2024 through 2027 and $4.8 million thereafter. Please refer to Note 10 to the Consolidated Financial Statements in this filing for additional information on our operating leases.

The Company believes that its cash on hand and cash generated through operating activities, both over the next 12 months and beyond the next 12 months, should be sufficient to cover purchase obligations and operating leases.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements.

Capital and Other Cash Requirements. In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

Our capital expenditure guidance for 2023 is $130 million to $140 million. In addition to our capital expenditure program, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2022, we had $222 million in debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2022.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 of this Form 10-K are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2022, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 27, 2023	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 27, 2023	By:	/S/ DENNIS C. SCHEMM
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 27, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 27, 2023

Item 9B.	Other Information

Trex Residential Arkansas Manufacturing Facility

In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

Sale of Trex Commercial Products, Inc.

On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. With the sale complete, we will dedicate our resources to accelerating conversion to composites from wood and further strengthen our leadership position in the outdoor living category. The divestiture of this segment did not represent a strategic shift with a major effect on the Company’s operations and financial results. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the year ended December 31, 2022, through the date of sale. Refer to Note 17, Segment Information, for additional information on the Trex Commercial segment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2022 fiscal year-end.

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

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2022 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2022 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2022 fiscal year-end.

Item 14.	Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2022 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company are incorporated by reference in Part II, Item 8 of this Form 10-K:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-35

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) See Exhibit Index at the end of the Annual Report on Form 10-K for the information required by this Item.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-35

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2022 and 2021 the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Surface Flaking Warranty Reserve
Description of the Matter
At December 31, 2022, the Company’s surface flaking warranty reserve was $15.9 million. As discussed in Note 19 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s surface flaking warranty reserve is based on management’s estimate of the number of claims to be settled with payment and the average cost to settle each claim.

Auditing the surface flaking warranty reserve is complex because it involves the estimation of the number of claims to be settled with payment and requires the use of actuarial specialists. This estimate has a significant effect on the surface flaking warranty reserve.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process to estimate the number of claims to be settled with payment.

To test the estimated number of claims to be settled with payment, our audit procedures included, among others, evaluating the methodologies and the significant assumptions used by management. We also involved an actuarial specialist to assist us in independently calculating a range of the expected number of claims to be settled with payment and compared that to the Company’s range.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Tysons, Virginia
February 27, 2023

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except share and per share data)
Net sales	$1,106,043	$1,196,952	$880,831
Cost of sales	702,054	736,448	521,374

Gross profit	403,989	460,504	359,457
Selling, general and administrative expenses	141,831	139,624	125,822
Goodwill impairment	—	54,245	—
Loss on sale	15,423	—	—
Gain on insurance proceeds	—	(8,741)	—

Income from operations	246,735	275,376	233,635
Interest income, net	(103)	(15)	(999)

Income before income taxes	246,838	275,391	234,634
Provision for income taxes	62,212	66,654	59,003

Net income	$184,626	$208,737	$175,631

Basic earnings per common share	$1.65	$1.81	$1.52

Basic weighted average common shares outstanding	111,710,676	115,461,016	115,888,859

Diluted earnings per common share	$1.65	$1.80	$1.51

Diluted weighted average common shares outstanding	111,880,488	115,762,843	116,252,866

Comprehensive income	$184,626	$208,737	$175,631

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,325	$141,053
Accounts receivable, net	98,057	151,096
Inventories	141,355	83,753
Prepaid expenses and other assets	35,105	25,152

Total current assets	286,842	401,054
Property, plant and equipment, net	589,892	460,365
Operating lease assets	30,991	34,571
Goodwill and other intangible assets, net	18,582	19,001
Other assets	7,398	5,330

Total Assets	$933,705	$920,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,935	$24,861
Accrued expenses and other liabilities	44,064	58,041
Accrued warranty	4,600	5,800
Line of credit	222,000	—

Total current liabilities	290,599	88,702
Deferred income taxes	68,224	43,967
Operating lease liabilities	23,974	28,263
Non-current accrued warranty	20,999	22,795
Other long-term liabilities	11,560	11,560

Total Liabilities	415,356	195,287

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 140,841,833 and 140,734,753 shares issued and 108,743,423 and 115,148,152 shares outstanding at December 31, 2022 and December 31, 2021, respectively	1,408	1,407
Additional paid-in capital	131,539	127,787
Retained earnings	1,130,674	946,048
Treasury stock, at cost, 32,098,410 and 25,586,601 shares at December 31, 2022 and December 31, 2021, respectively	(745,272)	(350,208)

Total Stockholders’ Equity	518,349	725,034

Total Liabilities and Stockholders’ Equity	$933,705	$920,321

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2019	116,481,442	$1,404	$123,294	$561,680	23,893,484	$(237,203)	$449,175
Net income	—	—	—	175,631	—	—	175,631
Employee stock plans	68,061	—	1,446	—	—	—	1,446
Shares withheld for taxes on awards	(111,433)	—	(5,784)	—	—	—	(5,784)
Stock-based compensation	245,451	2	7,131	—	—	—	7,133
Repurchases of common stock	(884,018)	—	—	—	884,018	(39,070)	(39,070)

Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	208,737	—	—	208,737
Employee stock plans	113,242	—	1,800	—	—	—	1,800
Shares withheld for taxes on awards	(78,626)	—	(8,538)	—	—	—	(8,538)
Stock-based compensation	123,132	1	8,438	—	—	—	8,439
Repurchases of common stock	(809,099)	—	—	—	809,099	(73,935)	(73,935)

Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	184,626	—	—	184,626
Employee stock plans	38,320	—	1,742	—	—	—	1,742
Shares withheld for taxes on awards	(45,834)	1	(3,319)	—	—	—	(3,318)
Stock-based compensation	114,594	—	5,329	—	—	—	5,329
Repurchases of common stock	(6,511,809)	—	—	—	6,511,809	(395,064)	(395,064)

Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Operating Activities
Net income	$184,626	$208,737	$175,631
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	54,245	—
Depreciation and amortization	44,298	35,946	17,939
Deferred income taxes	24,256	21,012	13,125
Loss on sale	15,423	—	—
Stock-based compensation	5,329	8,438	7,131
Gain on disposal of property, plant and equipment	(27)	(45)	(56)
Other non-cash adjustments	(117)	40	51
Changes in operating assets and liabilities:
Accounts receivable	42,513	(44,349)	(28,286)
Inventories	(64,454)	(15,515)	(12,132)
Prepaid expenses and other assets	7,925	(8,715)	(358)
Accounts payable	(5,595)	(3,473)	11,353
Accrued expenses and other liabilities	(14,385)	(5,285)	7,655
Income taxes receivable/payable	(23,572)	7,028	(4,759)

Net cash provided by operating activities	216,220	258,064	187,294

Investing Activities
Expenditures for property, plant and equipment	(176,228)	(159,394)	(172,823)
Proceeds from sale of assets	7,290	—	—
Proceeds from sales of property, plant and equipment	54	1,355	2,165

Net cash used in investing activities	(168,884)	(158,039)	(170,658)

Financing Activities
Borrowings under line of credit	425,000	494,500	276,000
Principal payments under line of credit	(203,000)	(494,500)	(276,000)
Repurchases of common stock	(398,382)	(82,473)	(44,854)
Proceeds from employee stock purchase and option plans	1,742	1,800	1,446
Financing costs	(1,424)	—	(360)

Net cash used in financing activities	(176,064)	(80,673)	(43,768)

Net decrease increase in cash and cash equivalents	(128,728)	19,352	(27,132)
Cash and cash equivalents at beginning of year	141,053	121,701	148,833

Cash and cash equivalents at end of year	$12,325	$141,053	$121,701

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$—
Cash paid for income taxes, net	$59,934	$38,614	$50,744
Capital expenditures in accounts payable	$1,814	$2,564	$12,853
See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Trex), a Delaware corporation, was incorporated on September 4, 1998. Through December 30, 2022, Trex had one wholly-owned subsidiary, Trex Commercial Products, Inc. Together, Trex and Trex Commercial Products, Inc. are referred to as the Company. During the three years ended December 31, 2022, the Company operated in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial. Refer to Note 3 below for more information on the sale
.
The Company’s principal business based on net sales is the manufacture and distribution of Trex Residential high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. Trex Commercial designed, engineered and marketed modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The principal executive offices are located at 160 Exeter Drive, Winchester, Virginia 22603, and the telephone number at that address is
(540) 542-6300.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.
The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from pandemics and geopolitical conflicts. Towards the end of June 2022, we experienced a reduction in demand from our distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter our channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. The drawdown negatively impacted third quarter and fourth quarter sales.
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
Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2022, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.
The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products and for satisfied performance obligations for Trex Commercial products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2022 and December 31, 2021.
In the years ended December 31, 2022, 2021, and 2020 sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2022 three customers of Trex Residential represented 64% of the Company’s total net sales. For the year ended December 31, 2021, three customers of Trex Residential represented approximately 61% of the Company’s total net sales. For the year ended December 31, 2020, three customers of Trex Residential represented approximately 56% of the Company’s total net sales. At December 31, 2022, two customers represented 35% and 26%, respectively, of the Company’s total accounts receivable balance. At December 31, 2021, two customers represented 29% and 25%, respectively, of the Company’s total accounts receivable balance.
For each year ended December 31, 2022, 2021, and 2020, approximately 17.5%, 26%, and 28%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.
Inventories
Inventories for the composite decking and railing products at Trex Residential are valued at the lower of cost
(last-in,
first-out,
or LIFO, method) and market as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to the lower of cost or market. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2022, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $35.1 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories will result in a portion of the Company’s cost of sales being based on historical rather than current year costs. There were no LIFO inventory liquidations or related impact on cost of sales in 2022.
A majority of the products at Trex Residential are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Trex Residential grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the reclaimed material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the costs of the raw material components of the material.
Inventories for the railing and staging products at Trex Commercial for the commercial and multi-family market were valued at the lower of cost
(first-in,
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

Buildings	40 years
Machinery and equipment	3-11 years
Furniture and fixtures	10 years
Forklifts and tractors	5 years
Computer equipment and software	5 years
Leasehold improvements are amortized over the shorter of the lease term or 15 years.
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
Leases
The Company leases office space, storage warehouses, training and manufacturing facilities, and certain office and plant equipment under various operating leases. At inception of an arrangement, the Company evaluates, among other things, whether it has the right to control the use of an identified asset in order to determine if the arrangement is or contains a lease. Operating leases are included in operating lease right-of-use
(ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company considers instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. The Company reviews its ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The carrying amount of the ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. An impairment loss is measured as the amount by which the carrying amount of the ROU asset exceeds its fair value. The Company’s operating leases have remaining lease terms of 1 year to 7 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease
components, which are accounted for separately. Consideration for non-lease
components is stated on a stand-alone basis in the applicable agreements.

Fair Value Measurement
Assets and liabilities measured at fair value are measured at the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classified into one of the following fair value hierarchies:

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
The Company performs the annual impairment testing of its goodwill as of October 31 of each year. For fiscal years 2022 2021 and 2020, the Company completed its annual impairment test of goodwill for its residential reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount. Qualitative factors the Company considered include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance and other relevant Company-specific events, as applicable.
For the fiscal year 2020, the Company completed its annual impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit utilizing the qualitative assessment and concluded that it was not more likely than not that the fair value of the respective reporting unit was less than its carrying amount. For fiscal year 2021, the Company determined that it was necessary to perform the goodwill impairment test for its railing and staging reporting units utilizing the quantitative assessment. The Company performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a continued delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the
COVID-19
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
Product Warranty
The Company warrants that for the applicable warranty period its Trex Residential products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and its decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.
Products sold on or after January 1, 2023: The warranty period for residential use is 50 years for Transcend
®
decking, 35 years for Select
®
decking and Universal Fascia, and 25 years for Enhance
®
decking and Transcend, Select, Enhance and Signature
®
railing. The warranty period for commercial use is 10 years, excluding Signature railing and Transcend cladding, which each have a warranty period of 25 years. The Company further warrants that Trex Transcend, Trex Enhance and Trex Select decking and cladding and Universal Fascia products will not fade in color from light and weathering exposure more than a certain amount and will be resistant to permanent staining from food and beverage substances or mold and mildew, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.
Products sold prior to January 1, 2023: The warranty period is 25 years for residential use and 10 years for commercial use. With respect to Trex Signature railing, the warranty period is 25 years for both residential and commercial use. The Company further warrants that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.
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
eco-friendly
composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to these Consolidated Financial Statements.
Trex Commercial Products.
Trex Commercial generated revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues were from fixed-price contracts with customers. Trex Commercial contracts had a single performance obligation as the promise to transfer the individual goods or services was not separately identifiable from other promises in the contract and was, therefore, not distinct.
Trex Commercial satisfied its performance obligation over time as work progressed because control transferred continuously to its customers. Revenue and estimated profit were recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs included all direct material, labor, subcontract and certain indirect costs. The Company reviewed and updated its estimates regularly and recognized adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the

impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period
the adjustment is identified. If at any time the estimate of contract profitability indicated an anticipated loss on the contract, the Company recognized the total loss in the period it was identified. During the year ended December 31, 2022, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements and no material impairment loss on any contract was recorded.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2022, the Company has a valuation allowance of $3.0 million against these deferred tax assets related to certain state tax credits. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, research and development costs were $0.5 million, $6.0 million, and $3.4 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Advertising Costs
The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2022 and December 31, 2021, $1.6 million and $3.1 million was included in prepaid expenses for production costs, respectively.
For the years ended December 31, 2022, 2021, and 2020, branding expenses, including advertising expenses as described above, were $43.3 million, $30.7 million, and $31.7 million, respectively.

Fair Value of Financial Instruments
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2022 and 2021.
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

3.	SALE OF TREX COMMERCIAL PRODUCTS, INC.
On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture reflects the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. With the sale complete, the Company will dedicate its resources to accelerating conversion to composites from wood and further strengthen its leadership position in the outdoor living category. The sale resulted in a loss on sale of $15.4 million and is reported in the Consolidated Statements of Comprehensive Income. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and therefore is not reported as a discontinued operation. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the year ended December 31, 2022, through the date of sale. Refer to Note 17, Segment Information, for additional information on the Trex Commercial segment.

4.	INVENTORIES
Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2022	2021
Finished goods	$107,114	$58,401
Raw materials	69,292	56,441

Total FIFO inventories	176,406	114,842
Reserve to adjust inventories to LIFO value	(35,051)	(36,467)

Total LIFO inventories	$141,355	$78,375

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.
Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction during 2022 or 2021.
Inventories valued at lower of cost (FIFO method) and net realizable value as of December 31, 2021, were $5.4 million consisting primarily of raw materials. The Company utilized the FIFO method of accounting related to its Trex Commercial products.

5.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2022	2021
Prepaid expenses	$10,787	$15,061
Revenues in excess of billings	—	9,109
Income tax receivable	23,979	406
Other	339	576

Total prepaid expenses and other assets	$35,105	$25,152

6.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at December 31, 2022, and December 31, 2021, was $14.2 million for Trex Residential. For fiscal years 2022, 2021 and 2020, the Company completed its annual impairment test of goodwill for its residential reporting unit in Trex Residential utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount.
For fiscal year 2020, the Company completed its annual impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit in Trex Commercial utilizing the qualitative assessment and concluded that it was not more likely than not that the fair value of the respective reporting unit was less than its carrying amount.
For fiscal year 2021, the Company elected to perform the impairment test of goodwill for its commercial railing reporting unit and its staging reporting unit utilizing the quantitative assessment. The Company performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a continued delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the
COVID-19
virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic
projects, resulted in lower project backlog and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. In performing the quantitative assessment, the Company employed a combination of the Income Approach (i.e., Discounted Cash Flow Method) and the Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair values of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Using these methodologies resulted in the recognition of an impairment loss of the total amount of goodwill of $42.5 million and $11.8 million at its commercial railing and staging reporting units, respectively. The impairment loss was the amount by which the carrying amount exceeded the fair value of each reporting unit, not to exceed the amount of goodwill of each reporting unit. The Company also considered the income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss.
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
The Company’s intangible assets, purchased in 2018, consist of domain names for Trex Residential. At December 31, 2022, and December 31, 2021, intangible assets were $6.3 million and accumulated amortization was $1.9 million and $1.5 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the year ended December 31, 2022 and December 31, 2021, was $0.4 million and $0.4 million, respectively.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31 (in thousands):

	2022	2021
Machinery and equipment	$529,975	$471,667
Building and improvements	120,116	101,609
Forklifts and tractors	24,516	18,584
Computer equipment	16,182	15,022
Furniture and fixtures	6,180	2,283
Construction in process	161,035	87,700
Land	24,886	22,911

Total property, plant and equipment	882,890	719,776
Accumulated depreciation	(292,998)	(259,411)

Total property, plant and equipment, net	$589,892	$460,365

The Company had construction in process as of December 31, 2022 of approximately $161 million. The Company expects that substantially all of the above noted construction in process will be completed and put into service in the year ending December 31, 2025.
Depreciation expense for the years ended December 31, 2022, 2021, and 2020, totaled $43.9 million, $35.5 million, and $17.5 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2022	2021
Sales and marketing	$19,194	$16,439
Compensation and benefits	8,646	25,450
Operating lease liabilities	7,488	7,066
Manufacturing costs	3,425	4,110
Billings in excess of revenues	—	1,401
Customer deposits	—	35
Other	5,311	3,540

Total accrued expenses and other liabilities	$44,064	$58,041

9.	DEBT
Revolving Credit Facility
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
Indebtedness on and after May
 18, 2022
. On May 18, 2022, the Company, as borrower; Trex Commercial Products, Inc. (Trex Commercial), as guarantor; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association (Wells Fargo), as lender and

Syndication Agent; Regions Bank, PNC Bank, National Association, and TD Bank, N.A. (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.
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
The Credit Agreement provides the Company, in the aggregate, the ability to borrow an amount up to the Loan Limit during the Term. The Company is not obligated to borrow any amount under the Loan Limit. Within the Loan Limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.
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
Under the terms of the Security and Pledge Agreement, the Company and Trex Commercial, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants to BOA, as Administrative Agent for the Lenders, a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).
Indebtedness On and After December
 22, 2022
. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, the “Credit Agreement”). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).
Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving

B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.
As of December 22, 2022, the Credit Agreement was amended and restated to refer to this loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan. The Credit Agreement continues to include sublimits under the Revolving A Loan for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans under Revolving A Loan are for the purpose of raising working capital and supporting general business operations.
The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. With respect to Revolving B Loans, for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.
The Company had $222 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $328 million at December 31, 2022. The weighted average interest rate on the revolving credit facility was 5.22% as of December 31, 2022.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2022. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
For the years ended December 31, 2022 and December 31, 2021, total operating lease cost was $8.4 million and $8.1 million, respectively. The weighted average remaining lease term at December 31, 2022 and December 31, 2021 was 5.2 years and 5.8 years, respectively. The weighted average discount rate at December 31, 2022 and December 31, 2021 was 2.10% and 2.47%, respectively.
The following table includes supplemental cash flow information for the years ended December 31, 2022 and December 31, 2021 and December 31, 2020 and supplemental balance sheet information at December 31, 2022 and December 31, 2021 related to operating leases (in thousands):

Supplemental Cash Flow Information	For the Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8,688	$8,280	$8,736
Operating ROU assets obtained in exchange for lease liabilities	$8,064	$7,295	$1,427

Supplemental Balance Sheet Information	December 31, 2022	December 31, 2021
Operating lease ROU assets	$30,991	$34,571
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,488	$7,066
Operating lease liabilities	23,974	28,263

Total operating lease liabilities	$31,462	$35,329

The following table summarizes maturities of operating lease liabilities at December 31, 2022 (in thousands):

Maturities of operating lease liabilities
2023	$7,591
2024	6,746
2025	5,155
2026	4,476
2027	4,318
Thereafter	4,840

Total lease payments	33,126
Less imputed interest	(1,664)

Total operating liabilities	$31,462

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2022 and 2021.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$184,626	$208,737	$175,631

Denominator:
Basic weighted average shares outstanding	111,710,676	115,461,016	115,888,859

	Year Ended December 31,
	2022	2021	2020
Effect of dilutive securities:
Stock appreciation rights	94,859	180,875	192,579
Restricted stock	74,953	120,952	171,428

Diluted weighted average shares outstanding	111,880,488	115,762,843	116,252,866

Basic earnings per share	$1.65	$1.81	$1.52

Diluted earnings per share	$1.65	$1.80	$1.51

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Restricted stock	48,851	6,296	—
Stock appreciation rights	52,107	12,602	14,697
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted a stock repurchase program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). During 2022, the Company repurchased 6.5 million shares of the Company’s outstanding common stock under the Stock Repurchase Program.

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
eco-friendly
wood-alternative composite decking and residential railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex Residential satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex Residential satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Consolidated Financial Statements.
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
Trex Commercial Products
Trex Commercial generated revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues were from fixed-price contracts with customers. Trex Commercial contracts had a single performance obligation as the promise to transfer the individual goods or services was not separately identifiable from other promises in the contract and was, therefore, not distinct. On December 30, 2022, the Company completed the sale of Trex Commercial.
Trex Commercial satisfied its performance obligation over time as work progressed because control transferred continuously to its customers. Revenue and estimated profit was recognized over time based on the proportion of actual costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the performance obligation. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Incurred costs included all direct material, labor, subcontract and certain indirect costs. The Company reviewed and updated its estimates regularly and recognized adjustments in estimated profit on contracts under the cumulative catch-up
method. Under this method, the impact of the adjustment on revenue and estimated profit to date on a contract is recognized in the period the adjustment is identified. Revenues and profits in future periods are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicated an anticipated loss on the contract, the Company recognized the total loss in the period it is identified. During the year ended December 31, 2022, no adjustment to any one contract was material to the Company’s Consolidated Financial Statements.
The Company recognized an account receivable for satisfied performance obligations as it had an unconditional right to consideration and payment from the customer was due based solely on the passage of time.

The Company received payments from its customers on the accounts receivable based on the payment terms applicable to each individual contract and the customer paid in less than one year.
In addition, the timing of revenue recognition, billings and cash collections resulted in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities were reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets), and accrued expenses and other liabilities (contract liabilities).
Trex Commercial paid sales commissions that were directly attributable to identifiable contracts to certain of its employees. If the amortization period of the commission was one year or less, then the Company recognized the commission expense as incurred. Otherwise, the Company capitalized the commission and amortized it on a straight-line basis over the life of the contract. Trex Commercial did not grant contractual product return rights to customers other than pursuant to its assurance product warranty. All shipping and handling fees invoiced to the customer were included in net sales and the related costs were included in cost of sales.
For each year in the three years ended December 31, 2022, net sales are disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,059,536	$—	$1,059,536
Products transferred over time and fixed price contracts	—	46,507	46,507

	$1,059,536	$46,507	$1,106,043

Year Ended December 31, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,139,266	$—	$1,139,266
Products transferred over time and fixed price contracts	—	57,686	57,686

	$1,139,266	$57,686	$1,196,952

Year Ended December 31, 2020	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$827,792	$—	$827,792
Products transferred over time and fixed price contracts	—	53,039	53,039

	$827,792	$53,039	$880,831

14.	STOCK-BASED COMPENSATION
On April 30, 2014, Trex stockholders approved the Trex Company, Inc. 2014 Stock Incentive Plan (Plan), which was previously approved by the Board of Directors on February 19, 2014. The Plan is administered by the Compensation Committee of the Trex Board of Directors. Stock-based compensation is granted to officers, directors and certain key employees in accordance with the provisions of the Plan. The Plan provides for grants of stock options, restricted stock, restricted stock units, stock appreciation rights (SARs), and unrestricted stock. The total aggregate number of shares of the Trex common stock that may be issued under the Plan is 25,680,000 and as of December 31, 2022, the total number of shares available for future issuance was 11,047,894.
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

	Year Ended December 31,
	2022	2021	2020
Time-based restricted stock and restricted stock units	$3,783	$2,892	$3,219
Performance-based restricted stock and restricted stock units	540	4,681	2,881
Stock appreciation rights	792	485	648
Employee stock purchase plan	214	381	383

Total stock-based compensation	$5,329	$8,439	$7,131

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Time-Based Restricted Stock and Time-Based Restricted Stock Units
The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2022, 2021 and 2020 was $3.7 million, $8.2 million, and $6.1 million, respectively. At December 31, 2022, there was $3.5 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.6 years.

Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2019	218,466	$28.75
Granted	54,406	$53.97
Vested	(111,036)	$30.94
Forfeited	(1,114)	$40.34

Nonvested at December 31, 2020	160,722	$35.68
Granted	33,703	$100.50
Vested	(78,081)	$37.81
Forfeited	(4,798)	$66.00

Nonvested at December 31, 2021	111,546	$52.91
Granted	57,094	$75.06
Vested	(56,719)	$58.13
Forfeited	(1,286)	$86.84

Nonvested at December 31, 2022	110,635	$61.28

Performance-based Restricted Stock and Performance-Based Restricted Stock Units
The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third
each year based on target earnings before interest, taxes, depreciation and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2022, 2021 and 2020 there was $0.3 million, $2.8 million, and $1.7 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately one year.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted-Average Grant Price Per Share
Nonvested at December 31, 2019	123,656	$30.67
Granted	78,404	$39.60
Vested	(128,762)	$28.87
Forfeited	(728)	$41.12

Nonvested at December 31, 2020	72,570	$43.42
Granted	36,522	$86.26
Vested	(45,051)	$39.41
Forfeited	(6,273)	$65.30

Nonvested at December 31, 2021	57,768	$71.21
Granted	72,152	$76.14
Vested	(57,875)	$64.43
Forfeited	(562)	$82.95

Nonvested at December 31, 2022	71,483	$81.57

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
As of December 31, 2022, there was $1.1 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	0%	0%	0%
Average risk-free interest rate	1.9%	0.6%	1.3%
Expected term (years)	5	5	5
Expected volatility	44.9%	58.7%	38.3%
Dividend Yield.
Trex has never paid cash dividends on its common stock.
Average Risk-Free Interest Rate.
The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.
Expected Term.
The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility.
Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.
The weighted-average grant date fair value of SARs granted during the years ended December 31, 2022, December 31, 2021 and December 31, 2020 was $33.90, $51.84, and $17.81, respectively.
SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted-Average Grant Price Per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2021
Outstanding at December 31, 2019	304,038	$15.79
Granted	43,830	$50.39
Exercised	(54,592)	$9.41
Canceled	—	$—

Outstanding at December 31, 2020	293,276	$22.15
Granted	15,029	$104.56
Exercised	(102,562)	$9.45
Canceled	(4,745)	$61.66

Outstanding at December 31, 2021	200,998	$33.86
Granted	32,971	$82.01
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2022	233,969	$40.64	5.5	$2,885,217
Vested at December 31, 2022	184,563	$30.11	4.6	$2,885,517
Exercisable at December 31, 2022	184,563	$30.11	4.6	$2,885,217
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2022, employees had purchased approximately 1,870,151 shares under the plan.

15.	EMPLOYEE BENEFIT PLANS
The Company has two 401(k) Profit Sharing Plans for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $8.1 million, $6.6 million, and $5.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively.

16.	INCOME TAXES
Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current income tax provision:
Federal	$28,830	$30,450	$35,423
State	9,126	15,192	10,455

	37,956	45,642	45,878

Deferred income tax provision:
Federal	20,000	21,607	12,603
State	4,256	(595)	522

	24,256	21,012	13,125

Total income tax provision	$62,212	$66,654	$59,003

The Company’s effective tax rate for the year ended December 31, 2022 was 25.2% and was comparable to the effective tax rate for the year ended December 31, 2021, which resulted in income tax expense of $62.2 million and $66.7 million, respectively.
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory taxes	$51,836	$57,832	$49,273
State and local taxes, net of U.S. Federal benefit	10,608	12,174	10,641
Permanent items	(208)	1,208	1,198
Excess tax benefits from vesting or settlement of stock compensation awards	(11)	(2,868)	(1,635)
Federal credits	(598)	(686)	(565)
Other	585	(1,006)	91

Total income tax provision	$62,212	$66,654	$59,003

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$132	$64
Tax Cut and Jobs Act capitalization of research and development costs	2,152	—
Residential product warranty reserve	6,469	7,260
Stock-based compensation	1,146	1,305
Accruals not currently deductible and other	373	1,371
Inventories	2,965	2,210
Operating lease liability	7,941	8,965
Deferred revenue	2,921	2,935
Goodwill amortization	—	6,858
State tax credit carryforwards	4,084	3,394

Gross deferred tax assets, before valuation allowance	28,183	34,362
Valuation allowance	(3,026)	(2,232)

Gross deferred tax assets, after valuation allowance	25,157	32,130

Deferred tax liabilities:
Depreciation	(74,604)	(63,483)
Operating lease right-of-use asset	(7,687)	(8,635)
Inventories	(6,749)	(2,485)
Goodwill amortization	(2,879)	—
Other	(1,462)	(1,494)

Gross deferred tax liabilities	(93,381)	(76,097)

Net deferred tax liability	$(68,224)	$(43,967)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, primarily certain state income tax credits. As of December 31, 2022, the Company had a valuation allowance of $3.0 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2022, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2022, for certain tax jurisdictions, tax years 2018 through 2022 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as
the Company does not have a taxable presence.

17.	SEGMENT INFORMATION
Through December 30, 2022, the Company operated in two reportable segments:

•
Trex Residential manufactures composite decking and railing and related products marketed under the brand name Trex
®
. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products.

•
Trex Commercial designed, engineered, and marketed modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The segment’s products were sold through architects, specifiers, contractors, and others doing business within the segment’s commercial market. On December 30, 2022, the Company completed the sale of Trex Commercial. Refer to Note 3 to these consolidated financial statements for additional information on the sale of Trex Commercial.

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
Segment Data (in thousands):

	Net Sales	Net Income (Loss) (1)	EBITDA	Depreciation and Amortization	Income Tax Expense / (Benefit)	Capital Expenditures	Total Assets
December 31, 2022
Trex Residential	$1,059,536	$200,876	$311,259	$43,173	$67,313	$175,904	$933,705
Trex Commercial	46,507	(16,250)	(20,226)	1,125	(5,101)	324	—

Total	$1,106,043	$184,626	$291,033	$44,298	$62,212	$176,228	$933,705

December 31, 2021
Trex Residential	$1,139,266	$247,059	$361,485	$34,941	$79,500	$157,568	$881,225
Trex Commercial	57,686	(38,322)	(50,163)	1,005	(12,846)	1,826	39,096

Total	$1,196,952	$208,737	$311,322	$35,946	$66,654	$159,394	$920,321

December 31, 2020
Trex Residential	$827,792	$171,197	$244,817	$17,131	$57,488	$171,784	$676,948
Trex Commercial	53,039	4,434	6,758	809	1,515	1,039	93,544

Total	$880,831	$175,631	$251,575	$17,940	$59,003	$172,823	$770,492

(1)
For the year ended December 31, 2022, total consolidated net income and net loss at Trex Commercial includes a loss on sale of Trex Commercial on December 30, 2022 of $15.4 million. For the year ended December 31, 2021, total consolidated net income and net loss at
Trex Commercial includes a goodwill impairment charge of $54.2 million.

Reconciliation of Net Income (Loss) to EBITDA (in thousands):

	Net Income / (Loss)	Interest (Income), Net	Income Tax Expense / (Benefit)	Depreciation and Amortization	EBITDA
December 31, 2022
Trex Residential	$200,876	$(103)	$67,313	$43,173	$311,259
Trex Commercial	(16,250)	—	(5,101)	1,125	(20,226)

Total	$184,626	$(103)	$62,212	$44,298	$291,033

December 31, 2021
Trex Residential	$247,059	$(15)	$79,500	$34,941	$361,485
Trex Commercial	(38,322)	—	(12,846)	1,005	(50,163)

Total	$208,737	$(15)	$66,654	$35,946	$311,322

December 31, 2020
Trex Residential	$171,197	$(999)	$57,488	$17,131	$244,817
Trex Commercial	4,434	—	1,515	809	6,758

Total	$175,631	$(999)	$59,003	$17,940	$251,575

18.	SEASONALITY
The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs

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
Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2022, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that may average approximately one to two years, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2022, the Company has purchase commitments under material supply contracts of $53 million for the year ending December 31, 2023, and a total of $45 million for the years ending December 31, 2024 through 2026.

Product Warranty
The Company warrants that for the applicable warranty period its Trex Residential products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and its decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.
Products sold on or after January 1, 2023: The warranty period for residential use is 50 years for Transcend
®
decking, 35 years for Select
®
decking and Universal Fascia, and 25 years for Enhance
®
decking and Transcend, Select, Enhance and Signature
®
railing. The warranty period for commercial use is 10 years, excluding Signature railing and Transcend cladding, which each have a warranty period of 25 years. The Company further warrants that Trex Transcend, Trex Enhance and Trex Select decking and cladding and Universal Fascia products will not fade in color from light and weathering exposure more than a certain amount and will be resistant to permanent staining from food and beverage substances or mold and mildew, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, the Company has an obligation either to replace the defective product or refund the purchase price.
Products sold prior to January 1, 2023: The warranty period is 25 years for residential use and 10 years for commercial use. With respect to Trex Signature railing, the warranty period is 25 years for both residential and commercial use. The Company further warrants that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, the company has an obligation either to replace the defective product or refund the purchase price.
Trex Residential continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate (1) the number of claims to be settled with payment and (2) the average cost to settle each claim.
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
The number of incoming claims received in the year ended December 31, 2022 was significantly lower than the number of claims received in the year ended December 31, 2021, and lower than the Company’s expectations for 2022. Average cost per claim experienced in the year ended December 31, 2022 was significantly higher than that experienced in the year ended December 31, 2021, and higher than the Company’s expectations for 2022. The elevated average cost per claim experienced in the year ended December 31, 2022, was primarily the result of the closure of three large claims, which were considered in the Company’s estimation of the surface flaking reserve. The Company believes the reserve at December 31, 202
2
is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a
10
% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $
1.6
 million change in the surface flaking warranty reserve.
The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Year Ended December 31, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	1,914	1,914
Settlements made during the period	(2,637)	(2,273)	(4,910)

Ending balance, December 31	$15,905	$9,694	$25,599

	Year Ended December 31, 2021
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$21,325	$8,148	$29,473
Provisions and changes in estimates	—	3,846	3,846
Settlements made during the period	(2,783)	(1,941)	(4,724)

Ending balance, December 31	$18,542	$10,053	$28,595

Trex Residential Arkansas Manufacturing Facility
In October 2021, the Company announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, the Company entered into a design-build agreement. As previously announced, the Company anticipates spending approximately $400 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

TREX COMPANY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2022:
Trex Residential product warranty reserve	$28,595	$1,914	$(4,910)	$25,599

Income tax valuation allowance	$2,232	$794	$—	$3,026

Year ended December 31, 2021:
Trex Residential product warranty reserve	$29,473	$3,846	$(4,724)	$28,595

Income tax valuation allowance	$2,775	$—	$(543)	$2,232

Year ended December 31, 2020:
Trex Residential product warranty reserve	$25,494	$9,861	$(5,882)	$29,473

Income tax valuation allowance	$2,988	$1	$(214)	$2,775

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 27, 2023	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 27, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ DENNIS C. SCHEMM Dennis C. Schemm	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES E. CLINE James E. Cline	Chairman

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Vice Chairman

/S/ MICHAEL F. GOLDEN Michael F. Golden	Director

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ KRISTINE L. JUSTER Kristine L. Juster	Director

/S/ GENA C. LOVETT Gena C. Lovett	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company.	8-K	3.2	May 1, 2019	001-14649

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	First Amendment to Credit Agreement dated as of December 22, 2022 to the Credit Agreement dated May 18, 2022 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	December 23, 2022	001-14649

4.3	Credit Agreement dated as of May 18, 2022 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as lender and Syndication Agent, Regions Bank, PNC Bank, National Association, and TD Bank, N.A., arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	May 20, 2022	001-14649

4.4	Note dated May 18, 2022 payable by the Company to Bank of America, N.A. in the amount of the lesser of $180,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	May 20, 2022	001-14649

4.5	Note dated May 18, 2022 payable by the Company to Wells Fargo Bank, National Association in the amount of the lesser of $120,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	May 20, 2022	001-14649

4.6	Note dated May 18, 2022 payable by the Company to Regions Bank in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Regions Bank.	8-K	4.4	May 20, 2022	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.7	Note dated May 18, 2022 payable by the Company to PNC Bank, National Association in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by PNC Bank, National Association.	8-K	4.5	May 20, 2022	001-14649

4.8	Note dated May 18, 2022 payable by the Company to TD Bank, N.A. in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by TD Bank, N.A.	8-K	4.6	May 20, 2022	001-14649

4.9	Security and Pledge Agreement dated as of May 18, 2022 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.7	May 20, 2022	001-14649

4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.11	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.12	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.13	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.16	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.17	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

4.18	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.19	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

10.1**	Description of Management Compensatory Plans and Arrangements.	10-K	10.1	February 14, 2019	001-14649

10.2**	Trex Company, Inc. Amended and Restated 2014 Stock Incentive Plan.	10-Q	10.4	November 2, 2020	001-14649

10.3**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on February 23, 2022.	10-K	10.3	February 28, 2022	001-14649

10.4**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.1	July 29, 2019	001-14649

10.5**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.2	July 29, 2019	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.6**	Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.3	July 29, 2019	001-14649

10.7**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.2	August 3, 2015	001-14649

10.8**	Change in Control Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.2	February 25, 2020	001-14649

10.9**	Amended and Restated Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks.	8-K	10.3	February 25, 2020	001-14649

10.10**	Form of Change in Control Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-K	10.16	February 21, 2017	001-14649

10.11**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.1	May 8, 2015	001-14649

10.12**	Form of Retention Agreement for Company Officers dated May 2, 1018.	10-Q	10.2	May 7, 2018	001-14649

10.13	AIA document A141 – 2014 Agreement dated July 7, 2022 by and between Trex Company, Inc. and Gray Construction, Inc.	8-K	10.1	July 12, 2022	001-14649

10.14	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.15	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.16	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.17	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.18	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

10.19	Asset Purchase Agreement dated as of December 30, 2022 by and between Trex Commercial Products, Inc., Trex Company, Inc. and Sightline Commercial Solutions, LLC.	8-K	10.1	December 30, 2022	001-14649

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.