Form 10-Q
period 2023-03-31
TREX CO INC
filed 2023-05-08
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 24, 2023 was 108,803,516 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$238,718	$339,228
Cost of sales	144,290	204,316

Gross profit	94,428	134,912
Selling, general and administrative expenses	37,480	39,960

Income from operations	56,948	94,952
Interest expense, net	1,985	14

Income before income taxes	54,963	94,938
Provision for income taxes	13,832	23,727

Net income	$41,131	$71,211

Basic earnings per common share	$0.38	$0.62

Basic weighted average common shares outstanding	108,771,958	114,638,424

Diluted earnings per common share	$0.38	$0.62

Diluted weighted average common shares outstanding	108,916,261	114,853,881

Comprehensive income	$41,131	$71,211

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except
share
data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,916	$12,325
Accounts receivable, net	302,071	98,057
Inventories	127,784	141,355
Prepaid expenses and other assets	25,712	35,105

Total current assets	459,483	286,842
Property, plant and equipment, net	617,503	589,892
Operating lease assets	30,654	30,991
Goodwill and other intangible assets, net	18,477	18,582
Other assets	7,004	7,398

Total assets	$1,133,121	$933,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,136	$19,935
Accrued expenses and other liabilities	50,529	44,064
Accrued warranty	4,600	4,600
Line of credit	369,500	222,000

Total current liabilities	447,765	290,599
Deferred income taxes	68,224	68,224
Operating lease liabilities	23,318	23,974
Non-current accrued warranty	22,077	20,999
Other long-term liabilities	11,560	11,560

Total liabilities	572,944	415,356

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 140,901,926 and 140,841,833 shares issued and 108,803,516 and 108,743,423 share outstanding, at March 31, 2023 and December 31, 2022, respectively	1,409	1,408
Additional paid-in capital	132,235	131,539
Retained earnings	1,171,805	1,130,674
Treasury stock, at cost, 32,098,410 shares at March 31, 2023 and December 31, 2022	(745,272)	(745,272)

Total stockholders’ equity	560,177	518,349

Total liabilities and stockholders’ equity	$1,133,121	$933,705

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973

Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$41,131	$71,211
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,915	10,473
Stock-based compensation	1,972	2,226
Other non-cash adjustments	121	77
Changes in operating assets and liabilities:
Accounts receivable	(204,014)	(49,825)
Inventories	13,571	(14,423)
Prepaid expenses and other assets	291	1,560
Accounts payable	2,975	36,605
Accrued expenses and other liabilities	3,361	(6,149)
Income taxes receivable/payable	13,206	22,124

Net cash (used in) provided by operating activities	(115,471)	73,879

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(39,192)	(22,288)

Net cash used in investing activities	(39,192)	(22,288)

FINANCING ACTIVITIES
Borrowings under line of credit	200,500	—
Principal payments under line of credit	(53,000)	—
Repurchases of common stock	(1,592)	(77,929)
Proceeds from employee stock purchase and option plans	316	523
Financing costs	30	(50)

Net cash provided by (used in) financing activities	146,254	(77,456)

Net decrease in cash and cash equivalents	(8,409)	(25,865)
Cash and cash equivalents, beginning of period	12,325	141,053

Cash and cash equivalents, end of period	$3,916	$115,188

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,817	$—
Cash paid for income taxes, net	$733	$1,604
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$229	$239
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2022 and 2023
(Unaudited)

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Trex, Company), a Delaware corporation, was incorporated on September 4, 1998. As of December 30, 2022, the Company operates in one reportable segment, Trex Residential Products (Trex Residential). Through December 30, 2022, Trex had one wholly-owned subsidiary, Trex Commercial Products, Inc. (Trex Commercial) and operated in two reportable segments, Trex Residential and Trex Commercial.
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
The unaudited consolidated results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts. Towards the end of June 2022, the Company experienced a reduction in demand from its distribution partners, which the Company believed was primarily spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter of 2022 the Company’s channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. This inventory recalibration was completed by year end.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022, and December 31, 2021, and for each of the three years in the period ended December 31, 2022, included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.

3.	SALE OF TREX COMMERCIAL PRODUCTS, INC.
On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial. The divestiture reflected the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. With the sale complete, the Company will dedicate its resources to accelerating conversion to composites from wood and further strengthen its leadership position in the outdoor living category. The divestiture did not represent a strategic shift with a major effect on the Company’s operations. The results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months ended March 31, 2022.

4.	RECENTLY ADOPTED ACCOUNTING STANDARDS
In December 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
No. 2022-06
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In March 2020, the FASB issued ASU
No. 2020-04
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU
No. 2020-04
provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The FASB included a sunset provision within Topic 848 based on the expectations of when the LIBOR would cease being published intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The amendments did not have a material effect on the Company’s consolidated financial statements.

5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$98,573	$107,114
Raw materials	64,262	69,292

Total FIFO (first-in, first-out) inventories	162,835	176,406
Reserve to adjust inventories to LIFO value	(35,051)	(35,051)

Total LIFO inventories	$127,784	$141,355

The Company utilizes the LIFO method of accounting related to its Trex Residential wood-alternative decking and residential railing products, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation.
In the three months ended March 31, 2023, the Company had a reduction in inventory that it does not expect will be replenished by year end. However, the Company estimates that the LIFO liquidation will not have a material impact on cost of sales for the year ended December 31, 2023 and, accordingly, it did not impact the cost of sales for the three months ended March 31, 2023.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$10,738	$10,787
Income tax receivable	14,635	23,979
Other	339	339

Total prepaid expenses and other assets	$25,712	$35,105

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at March 31, 2023, and December 31, 2022, was $14.2 million for Trex Residential. The Company’s intangible assets, purchased in 2018, consist of domain names for Trex Residential. At March 31, 2023, and December 31, 2022, intangible assets were $6.3 million and accumulated amortization was $2.0 million and $1.9 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2023, and March 31, 2022, was $0.1 million and $0.1 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Sales and marketing	$18,300	$19,194
Compensation and benefits	10,413	8,646
Operating lease liabilities	7,731	7,488
Manufacturing costs	3,084	3,425
Income taxes	3,863	—
Other	7,138	5,311

Total accrued expenses and other liabilities	$50,529	$44,064

9.	DEBT
Revolving Credit Facility
Indebtedness prior to May
 18, 2022
. On November 5, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) as borrower, Trex Commercial, as guarantor; Bank of America, N.A. (BOA) as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent, and Truist Bank, arranged by BOA Securities, Inc. (BOA Securities), as Sole Lead Arranger and Sole Bookrunner, to amend and restate the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement), dated as of January 12, 2016, as amended. The Fourth Amended Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.
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
Indebtedness on and after May
 18, 2022 and prior to December
 22, 2022
. On May 18, 2022, the Company, as borrower; Trex Commercial, as guarantor; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo, as lender and Syndication Agent; Regions Bank, PNC Bank, National Association (PNC), and TD Bank, N.A. (TD)(each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.
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
The Company and BofA Securities as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions, unless the Lenders object to such amendment on or prior to the date that is ten business days after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.
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
Indebtedness On and After December
 22, 2022
. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD as lender and Syndication Agent; Regions Bank, PNC, and Wells Fargo (each, a Lender and collectively, the Lenders), arranged by BofA Securities as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, the “Credit Agreement”). The First Amendment removes Trex Commercial as a guarantor to any and all indebtedness under the Credit Agreement.
As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).
Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD would serve as Syndication Agent.
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
The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. With respect to Revolving B Loans, for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.
The Company had $369.5 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $180.5 million at March 31, 2023. The weighted average interest rate on the revolving credit facility was 5.64% as of March 31, 2023.

Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses, training and manufacturing facilities, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 7 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the three months ended March 31, 2023, and March 31, 2022, total operating lease expense was $2.1 million and $2.1 million, respectively. The weighted average remaining lease term at March 31, 2023 and December 31, 2022 was 5.0 years and 5.2 years, respectively. The weighted average discount rate at March 31, 2023 and December 31, 2022 was 2.25% and 2.10%, respectively.
The following table includes supplemental cash flow information for the three months ended March 31, 2023, and March 31, 2022, and supplemental balance sheet information at March 31, 2023 and December 31, 2022 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,120	$2,174
Operating ROU assets obtained in exchange for lease liabilities	$1,541	$6,053

Supplemental balance sheet information	March 31, 2023	December 31, 2022
Operating lease ROU assets	$30,654	$30,991
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,731	$7,488
Operating lease liabilities	23,318	23,974

Total operating lease liabilities	$31,049	$31,462

The following table summarizes maturities of operating lease liabilities at March 31, 2023 (in thousands):

Maturities of operating lease liabilities
2023	$5,960
2024	7,290
2025	5,456
2026	4,755
2027	4,400
Thereafter	4,844

Total lease payments	32,705
Less imputed interest	(1,656)

Total operating lease liabilities	$31,049

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income available to common shareholders	$41,131	$71,211

Denominator:
Basic weighted average shares outstanding	108,771,958	114,638,424
Effect of dilutive securities:
Stock appreciation rights and options	70,004	124,327
Restricted stock	74,299	91,130

Diluted weighted average shares outstanding	108,916,261	114,853,881

Basic earnings per share	$0.38	$0.62

Diluted earnings per share	$0.38	$0.62

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock appreciation rights	108,749	31,006
Restricted stock	107,571	52,278
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). During the three months ended March 31, 2023, Trex did no
t repurchase shares of its outstanding common stock under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date.

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

Trex Commercial Products
On December 30, 2022, the Company completed the sale of its wholly-owned subsidiary and reportable segment, Trex Commercial. Prior to December 30, 2022, Trex Commercial generated revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues were from fixed-price contracts with customers. Trex Commercial contracts had a single performance obligation as the promise to transfer the individual goods or services were not separately identifiable from other promises in the contract and was, therefore, not distinct.
For the three months ended March 31, 2023, and March 31, 2022, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended March 31, 2023
Trex Residential and Consolidated
Timing of Revenue and Type of Contract
Products transferred at a point in time and variable consideration contracts	$238,718

$238,718

Three Months Ended March 31, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Consolidated
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$327,194	$—	$327,194
Products transferred over time and fixed price contracts	—	12,034	12,034

	$327,194	$12,034	$339,228

14.	STOCK-BASED COMPENSATION
At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee
directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 4,000,000 shares.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2023:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	76,698	$56.75
Performance-based restricted stock units (a)	96,013	$56.79
Stock appreciation rights	51,916	$56.80

(a)
Includes 11,059 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2023, and adjustments of 1,413, and 9,646 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021, and 2020, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2023, and March 31, 2022, the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Weighted-average fair value of grants	$27.19	$33.90
Dividend yield	0%	0%
Average risk-free interest rate	4.0%	1.9%
Expected term (years)	5	5
Expected volatility	49.5%	44.9%
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

	Three Months Ended March 31,
	2023	2022
Stock appreciation rights	$215	$154
Time-based restricted stock and restricted stock units	935	847
Performance-based restricted stock and restricted stock units	724	1,158
Employee stock purchase plan	98	67

Total stock-based compensation	$1,972	$2,226

Total unrecognized compensation cost related to unvested awards as of March 31, 2023, was $18.6 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2023, was 25.2% and was comparable to the effective tax rate for the three months ended March 31, 2022, of 25.0%, which resulted in income tax expense of $13.8 million and $23.7 million, respectively.
During the three months ended March 31, 2023 and March 31, 2022, the Company realized $0.2 million and $0.1 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2023, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2023, for certain tax jurisdictions tax years 2019 through 2022 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEGMENT INFORMATION
Through December 30, 2022, the Company operated in two reportable segments. On December 30, 2022, the Company completed the sale of its wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential:

•
Trex Residential manufactures wood-alternative decking and residential railing and related products marketed under the brand name Trex
®
. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products.

•
Trex Commercial designed, engineered, and marketed modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. Trex Commercial products were marketed to architects, specifiers, contractors, and others doing business within the commercial and multi-family market.

The Company’s reportable segments are determined in accordance with its internal management structure, which, through December 30, 2022, was based on residential and commercial sales activities and, subsequent to December 30, 2022, is based on its residential sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months ended March 31,
2023
and March 31, 2022 includes data for its reportable segments (in thousands):
Segment Data:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net sales	$238,718	$327,194	$12,034	$339,228
Net Income (loss)	$41,131	$72,215	$(1,004)	$71,211
EBITDA	$68,862	$106,483	$(1,058)	$105,425
Depreciation and amortization	$11,914	$10,191	$282	$10,473
Income tax expense (benefit)	$13,832	$24,063	$(336)	$23,727
Capital expenditures	$39,192	$22,283	$5	$22 288
Total assets	$1,133,121	$929,737	$42,659	$972,396

Reconciliation of Net Income to EBITDA:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$41,131	$72,215	$(1,004)	$71,211
Interest expense, net	1,985	14	—	14
Income tax expense (benefit)	13,832	24,063	(336)	23,727
Depreciation and amortization	11,914	10,191	282	10,473

EBITDA	$68,862	$106,483	$(1,058)	$105,425

17.	SEASONALITY
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

The number of incoming claims received in the three months ended March 31, 2023 was lower than the number of claims received in the three months ended March 31, 2022, and lower than the Company’s expectations for 2023. Average cost per claim experienced in the three months ended March 31, 2023 was significantly lower than that experienced in the three months ended March 31, 2022, which was elevated due to the closure of three large claims, and lower than the Company’s expectations for 2023. The Company believes the reserve at March 31, 2023 is sufficient to cover future surface flaking obligations.
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
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Three Months Ended March 31, 2023
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$15,905	$9,694	$25,599
Provisions and changes in estimates	—	1,945	1,945
Settlements made during the period	(316)	(551)	(867)

Ending balance, March 31	$15,589	$11,088	$26,677

	Three Months Ended March 31, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	1,090	1,090
Settlements made during the period	(745)	(528)	(1,273)

Ending balance, March 31	$17,797	$10,615	$28,412

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

The following management discussion should be read in conjunction with the Trex Company, Inc. (Trex, Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained in “Item 1. Condensed Consolidated Financial Statements” of this report. MD&A includes the following sections:

•	Operations and Products — a general description of our business, a brief overview of our reportable segments’ products, and a discussion of our operational highlights.

•

Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months ended March 31, 2023, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.

•	Results of Operations — an analysis of our consolidated results of operations for the three months in the period ended March 31, 2023 compared to three months ended March 31, 2022, respectively.

•	Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

OPERATIONS AND PRODUCTS

Prior to December 30, 2022, the Company operated in two reportable segments, Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). Subsequent to December 30, 2022, the Company currently operates in one reportable segment, Trex Residential . Refer to Note 16, Segments, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1. Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information. The Company is focused on using renewable resources within our Trex Residential segment.

Trex Residential is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex® and manufactured in the United States. With more than 30 years of product experience, we offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, residential railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex Residential one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex Residential products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex Residential products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

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

We are a licensor in a number of licensing agreements with third parties to manufacture and sell products under the Trex trademark. Our licensed products are:

Trex® Outdoor Furniture™	A line of outdoor furniture products manufactured and sold by PolyWood, Inc.

Trex® RainEscape® and Trex® Protect®

An above joist deck drainage system manufactured and sold by DriDeck Enterprises, LLC. Trex Protect Joist, Beam and Rim tape is a self-adhesive butyl tape that protects wooden deck framing/substructure elements.

Trex® Pergola™	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.

Trex® Latticeworks™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole™	Cornhole boards manufactured and sold by IPC Global Marketing LLC.

Trex® Blade™	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.

Trex® SpiralStairs	A staircase alternative for use with all deck substructures manufactured and sold by M. Cohen and Sons, Inc. dba The Iron Shop.

Trex® Outdoor Kitchens™	Outdoor kitchen cabinetry manufactured and sold by Danver Stainless Outdoor Kitchens.

Trex Commercial designed and engineered custom solutions prevalent in professional and collegiate sports facilities, commercial and high-rise applications, performing arts, sports, and event production and rentals. Trex Commercial marketed to architects, specifiers, contractors, and building owners.

Trex offered the following products through Trex Commercial through December 30, 2022:

•	Architectural railing systems;

•	Aluminum railing systems; and

•	Staging equipment and accessories.

Highlights:

•	Trex Transcend® Lineage™ Named “Sustainable Product of the Year” by Green Building Media as a 2023 Sustainable Product of the Year.

•	Trex Named Most Sustainable Decking Brand by Green Builder Media for 13th Consecutive Year and the only brand to be recognized as a sustainability leader for all 13 years of the program.

•	Trex Releases 2023 Outdoor Living Forecast. In March 2023, Trex released its 2023 Outdoor Living Trends forecast, listing five outdoor trends that it expects will shape backyard projects in 2023.

•	Trex Named 2023 America’s Most Trusted® Composite Decking Brand according to a nationwide study by Lifestory Research.

•

Introduction of Trex Signature® Decking that offers realistic woodgrain aesthetics that raises the bar for beauty, performance and sustainability and is available in two luxurious hues inspired by stunning natural settings.

•

Introduction of New Product Warranty for the applicable warranty period providing that our Trex Residential products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and our decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

HIGHLIGHTS AND FINANCIAL PERFORMANCE QUARTER-TO-DATE AND YEAR-TO-DATE

Financial performance. The following table presents quarter-to-date highlights of our financial performance:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change

($ 000s omitted, except per share data)
Net sales	$238,718	$339,228	$(100,510)	(29.6)%
Gross profit	$94,428	$134,912	$(40,484)	(30.0)%
Net income	$41,131	$71,211	$(30,080)	(42.2)%
EBITDA	$68,862	$105,425	$(36,563)	(34.7)%
Diluted earnings per share	$0.38	$0.62	$(0.24)	(38.7)%

Capital expenditures. During the 2023 first quarter, our capital expenditures were $39.2 million primarily related to $22.6 million for the Arkansas manufacturing facility, $4.9 million in cost reduction initiatives, $4.0 million for our new corporate headquarters, and $3.6 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

However, towards the end of June 2022 Trex Residential experienced a reduction in demand from its distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter 2022 Trex Residential’s channel partners met demand partially through inventory drawdown, which negatively impacted net sales. In response to this changed environment, Trex Residential immediately took measures to manage a production slowdown, including labor force reductions, production optimization, as well as other cost actions.

Sale of Substantially All of the Assets of Trex Commercial Products, Inc. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture of Trex Commercial reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. With the sale complete, we will dedicate our resources to accelerating conversion to composites from wood and further strengthen our leadership position in the outdoor living category. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months ended March 31, 2022.

Russian / Ukraine Conflict. The conflict between Russia and Ukraine has not directly affected our business and results of operations. We have no operations or direct sales in Russia or Ukraine but continue to monitor the potential economic impact of the conflict on supply chains, commodity and fuel prices, and prices of raw materials. We cannot predict the impact of the continued conflict on the global economy, our industry or our business.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2023 (2023 quarter) compared to the three months ended March 31, 2022 (2022 quarter).

Three Months Ended March 31, 2023 Compared To The Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total net sales	$238,718	$339,228	$(100,510)	(29.6)%
Trex Residential net sales	$238,718	$327,194	$(88,476)	(27.0)%
Trex Commercial net sales	N/A	$12,034	N/A	N/A

Total net sales decreased by $100.5 million, or 29.6%, in the 2023 quarter compared to the 2022 quarter. The decrease was substantially all due to a decrease in volume, which was primarily the result of more cautious purchase patterns by the channel due to softening economic conditions. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial.

Gross Profit

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Cost of sales	$144,290	$204,316	$(60,026)	(29.4)%
% of total net sales	60.4%	60.2%
Gross profit	$94,428	$134,912	$(40,484)	(30.0)%
Gross margin	39.6%	39.8%

Gross profit as a percentage of net sales, gross margin, was 39.6% in the 2023 quarter compared to 39.8% in the 2022 quarter. Excluding Trex Commercial in the gross margin for the 2022 quarter, gross margin was 40.9%. The decrease was primarily the result of lower absorption due to a decrease in production levels. The decrease was offset in part by improved manufacturing performance and other cost containment actions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Selling, general and administrative expenses	$37,480	$39,960	$(2,480)	(6.2)%
% of total net sales	15.7%	11.8%

Selling, general and administrative expenses decreased $2.5 million in the 2023 quarter. The decrease primarily related to a $3.5 million decrease in personnel related expenses, offset by a $1.1 million increase in other operating expenses. The decrease in personnel related expenses was primarily driven by the divestiture of Trex Commercial in December 2022, which resulted in reduced personnel related expenses in the 2023 quarter.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Provision for income taxes	$13,832	$23,727	$(9,895)	(41.7)%
Effective tax rate	25.2%	25.0%

The effective tax rate for the 2023 quarter of 25.2% and was comparable to the effective tax rate of 25.0% for the 2022 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$41,131	$72,215	$(1,004)	$71,211
Interest expense, net	1,985	14	—	14
Income tax expense (benefit)	13,832	24,063	(336)	23,727
Depreciation and amortization	11,914	10,191	282	10,473

EBITDA	$68,862	$106,483	$(1,058)	$105,425

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total EBITDA	$68,862	$105,425	$(36,563)	(34.7)%
Trex Residential EBITDA	$68,862	$106,483	$(37,621)	(35.3)%
Trex Commercial EBITDA	N/A	$(1,058)	N/A	N/A

Total EBITDA decreased 34.7% to $68.9 million for the 2023 quarter compared to $105.4 million for the 2022 quarter. The decrease in EBITDA was driven primarily by a decrease in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2023 we had $3.9 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by operating activities	$(115,471)	$73,879
Net cash used in investing activities	(39,192)	(22,288)
Net cash provided by (used in) financing activities	146,254	(77,456)

Net decrease in cash and cash equivalents	$(8,409)	$(25,865)

Operating Activities

Cash used in operations was $115.5 million during the first quarter of 2023 compared to cash provided by operations of $73.9 million during the first quarter of 2022. The $189.4 million decrease in cash provided by operating activities was primarily related to an increase in accounts receivable and, to a lesser extent, reduced profitability in the first quarter of 2023. Shorter payment terms offered as part of our 2022 early buy program resulted in stronger cash collections from accounts receivable in the first quarter of 2022 compared to historical first quarter collections. The timing of collections in the first quarter of 2023 were more aligned with the timing of collections in first quarters prior to 2022. We anticipate the timing of collections in the second and third quarters of 2023 will be more comparable to those in the second and third quarters of 2022. Substantially all of the accounts receivables balances as of March 31, 2023 will be collected during the second quarter of 2023. The effects of the increase in accounts receivable and reduced profitability were offset, in part, by a decrease in inventories in the first quarter of 2023. During the second half of 2022, our channel partners met demand partially through inventory drawdown rather than through additional purchases, resulting in an increase in our inventory levels. We anticipate a decrease in inventory levels throughout 2023 compared to 2022.

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

Investing Activities

Capital expenditures in the 2023 quarter were $39.2 million primarily related to $22.6 million for the Arkansas manufacturing facility, $4.9 million in cost reduction initiatives, $4.0 million for our new corporate headquarters, and $3.6 million in capacity expansion in our existing facilities and safety, environmental and general support.

Financing Activities

Net cash provided by financing activities in the 2023 quarter consisted primarily of net borrowings under our line of credit of $147.5 million.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2023, the Company has repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date.

Indebtedness prior to May 18, 2022. On November 5, 2019, the Company entered into a Fourth Amended and Restated Credit Agreement (Fourth Amended Credit Agreement) as borrower, Trex Commercial, as guarantor; Bank of America, N.A. (BOA) as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A. (Wells Fargo), who is also Syndication Agent, and Truist Bank, arranged by BOA Securities, Inc. (BOA Securities), as Sole Lead Arranger and Sole Bookrunner, to amend and restate the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement), dated as of January 12, 2016, as amended. The Fourth Amended Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $250 million from January 1 through June 30 of each year and a maximum principal amount of $200 million from July 1 through December 31 of each year throughout the term, which ends November 5, 2024.

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

Indebtedness on and after May 18, 2022 and prior to December 22, 2022. On May 18, 2022, the Company, as borrower; Trex Commercial, as guarantor; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo, as lender and Syndication Agent; Regions Bank, PNC Bank, National Association (PNC), and TD Bank, N.A. (TD)(each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.

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

The Company and BofA Securities as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions, unless the Lenders object to such amendment on or prior to the date that is ten business days after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.

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

Indebtedness On and After December 22, 2022. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD as lender and Syndication Agent; Regions Bank, PNC, and Wells Fargo (each, a Lender and collectively, the Lenders), arranged by BofA Securities as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, the “Credit Agreement”). The First Amendment removes Trex Commercial as a guarantor to any and all indebtedness under the Credit Agreement. As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).

Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD would serve as Syndication Agent.

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

The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. With respect to Revolving B Loans, for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.

At March 31, 2023, we had $369.5 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $180.5 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

The number of incoming claims received in the three months ended March 31, 2023, was lower than the number of claims received in the three months ended March 31, 2023 and lower than our expectations for 2023. Average cost per claim experienced in the three months ended March 31, 2023 was significantly lower than that experienced in the three months ended March 31, 2022, which was elevated due to the closure of three large claims, and lower than our expectations for the current year. We believe the reserve at March 31, 2023 is sufficient to cover future surface flaking obligations.

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

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2023	2022
Claims open, beginning of period	1,729	1,759
Claims received (1)	81	121
Claims resolved (2)	(81)	(145)

Claims open, end of period	1,729	1,735

Average cost per claim (3)	$4,114	$6,362

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2023.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2023 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2023 – January 31, 2023	1,929	$51.69	—	1,476,314
February 1, 2023 – February 28, 2023	22,477	$55.75	—	1,476,314
March 1, 2023 – March 31, 2023	4,779	$50.40	—	1,476,314

Quarterly period ended March 31, 2023	29,185		—

(1)

During the three months ended March 31, 2023, 29,185 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Trex Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company did not purchase shares of its common stock under the Stock Repurchase Program during the three months ended March 31, 2023.

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date.

Item 5.	Other Information

Adoption of Trex Company, Inc. 2023 Stock Incentive Plan

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 4,000,000 shares. Under the 2014 Plan, which is amended and restated by the Plan, as of March 31, 2023 the total number of shares of common stock available for future grants was 10,429,800 shares. Accordingly, the Plan decreases the total number of shares available for future grants by 6,429,800 shares. The Plan modifies certain provisions including but not limited to extending the time period in which grantees or their heirs have to exercise SARs from 5 years from death or retirement to the original 10-year term (assuming it is longer), and vesting PSUs at target in the event of death, disability or retirement, or dissolution of the Company, which was already provided in the Company’s form grant agreements but now has been formally made part of the Plan. The foregoing description of certain terms and conditions of the Plan is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference in its entirety.

Submission of Matters to a Vote of Security Holders

Trex held its Annual Meeting of Stockholders on May 4, 2023. Only holders of Trex common stock at the close of business on March 8, 2023 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 108,795,012 shares of common stock entitled to vote. A total of 99,005,634 shares of common stock (91%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on five proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 21, 2023. The final results for the votes regarding each proposal are set forth below.

Proposal 1: Trex stockholders elected three directors to the Board to serve for a three-year term until the 2026 annual meeting of stockholders and until their successors are duly elected and qualified. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
Jay M. Gratz	84,713,220	6,585,649	105,770	7,600,995
Ronald W. Kaplan	85,285,307	6,013,060	106,272	7,600,995
Gerald Volas	88,825,612	2,474,465	104,562	7,600,995

Proposal 2: Trex stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 21, 2023. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
83,190,144	7,986,703	227,792	7,600,995

Proposal 3: Trex stockholders approved, on an advisory basis, the frequency of future stockholder advisory votes on the compensation of the Company’s executive officers. The votes regarding this proposal were as follows:

EVERY:

One Year	Two Years	Three Years	Abstain	Broker Non-Votes
89,189,527	56,749	1,622,557	535,806	7,600,995

Proposal 4: Trex stockholders approved the Trex Company, Inc. 2023 Stock Incentive. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
83,986,867	7,330,226	87,546	7,600,995

Proposal 5: Trex stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
93,917,287	5,011,585	76,762	—

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 8, 2023	By:	/s/ Dennis C. Schemm
Dennis C. Schemm
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company	8-K	3.2	May 1, 2019	001-14649

10.1* / **	Trex Company, Inc. 2023 Stock Incentive Plan

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.