Form 10-Q
period 2023-06-30
TREX CO INC
filed 2023-07-31
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
001-14649

Trex Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1910453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Trex Way Winchester, Virginia	22601
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act):    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 17, 2023 was 108,563,043 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$356,538	$386,249	$595,256	$725,477
Cost of sales	200,090	228,872	344,380	433,188

Gross profit	156,448	157,377	250,876	292,289
Selling, general and administrative expenses	51,681	39,568	89,162	79,529

Income from operations	104,767	117,809	161,714	212,760
Interest expense (income), net	1,305	(116)	3,289	(104)

Income before income taxes	103,462	117,925	158,425	212,864
Provision for income taxes	26,426	29,009	40,258	52,737

Net income	$77,036	$88,916	$118,167	$160,127

Basic earnings per common share	$0.71	$0.79	$1.09	$1.41

Basic weighted average common shares outstanding	108,770,204	113,099,561	108,771,077	113,864,741

Diluted earnings per common share	$0.71	$0.79	$1.09	$1.40

Diluted weighted average common shares outstanding	108,871,440	113,259,514	108,893,848	114,052,447

Comprehensive income	$77,036	$88,916	$118,167	$160,127

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,226	$12,325
Accounts receivable, net	266,808	98,057
Inventories	74,007	141,355
Prepaid expenses and other assets	24,403	35,105

Total current assets	369,444	286,842
Property, plant and equipment, net	645,656	589,892
Operating lease assets	29,099	30,991
Goodwill and other intangible assets, net	18,372	18,582
Other assets	7,244	7,398

Total assets	$1,069,815	$933,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$32,228	$19,935
Accrued expenses and other liabilities	79,803	44,064
Accrued warranty	4,766	4,600
Line of credit	206,000	222,000

Total current liabilities	322,797	290,599
Deferred income taxes	68,224	68,224
Operating lease liabilities	21,916	23,974
Non-current accrued warranty	21,793	20,999
Other long-term liabilities	11,560	11,560

Total liabilities	446,290	415,356

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $ 0.01 par value, 360,000,000 shares authorized; 140,931,122 and 140,841,833 shares issued and 108,567,816 and 108,743,423 share outstanding, at June 30, 2023 and December 31, 2022, respectively	1,409	1,408
Additional paid-in capital	134,293	131,539
Retained earnings	1,248,841	1,130,674
Treasury stock, at cost, 32,363,306 shares at June 30, 2023 and 32,098,410 shares at December 31, 2022	(761,018)	(745,272)

Total stockholders’ equity	623,525	518,349

Total liabilities and stockholders’ equity	$1,069,815	$933,705

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973

Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177

Net income	—	—	—	77,036	—	—	77,036
Employee stock plans	7,971	—	323	—	—	—	323
Shares withheld for taxes on awards	(15,663)	—	(855)	—	—	—	(855)
Stock-based compensation	36,888	—	2,590	—	—	—	2,590
Repurchases of common stock	(264,896)	—	—	—	264,896	(15,746)	(15,746)

Balance, June 30, 2023	108,567,816	$1,409	$134,293	$1,248,841	32,363,306	$(761,018)	$623,525

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065
Net income	—	—	—	88,916	—	—	88,916
Employee stock plans	8,834	—	429	—	—	—	429
Stock-based compensation	2,024	—	1,057	—	—	—	1,057
Repurchases of common stock	(2,814,817)	—	—	—	2,814,817	(169,992)	(169,992)

Balance, June 30, 2022	111,563,381	$1,408	$129,109	$1,106,175	29,235,381	$(595,217)	$641,475

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$118,167	$160,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,198	21,804
Stock-based compensation	4,562	3,282
Gain on disposal of property, plant and equipment	1,081	(43)
Other non-cash adjustments	(388)	(365)
Changes in operating assets and liabilities:
Accounts receivable	(168,751)	(26,988)
Inventories	67,348	(17,119)
Prepaid expenses and other assets	2,046	949
Accounts payable	13,816	32,943
Accrued expenses and other liabilities	20,686	13,175
Income taxes receivable/payable	25,016	2,227

Net cash provided by operating activities	107,781	189,992

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(82,357)	(66,606)
Proceeds from sales of property, plant and equipment	—	45

Net cash used in investing activities	(82,357)	(66,561)

FINANCING ACTIVITIES
Borrowings under line of credit	330,000	—
Principal payments under line of credit	(346,000)	—
Repurchases of common stock	(18,192)	(247,921)
Proceeds from employee stock purchase and option plans	639	951
Financing costs	30	(866)

Net cash used in financing activities	(33,523)	(247,836)

Net decrease in cash and cash equivalents	(8,099)	(124,405)
Cash and cash equivalents, beginning of period	12,325	141,053

Cash and cash equivalents, end of period	$4,226	$16,648

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$2,602	$—
Cash paid for income taxes, net	$15,348	$48,915
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$1,523	$21
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2023 and June 30, 2022
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
Trex Res
iden
tial, the Company’s principal business based on net sales, is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
®
, with more than 30 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and the telephone number at that address is
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
The unaudited consolidated results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts. Towards the end of June 2022, the Company experienced a reduction in demand from its distribution partners, which the Company believed was primarily spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter of 2022 the Company’s channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. This inventory recalibration was completed by year end.
Thes
e unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2022, and December 31, 2021, and for each of the three years in the period ended December 31, 2022, included in the Annual Report of Trex Company, Inc. on Form
10-K,
as filed with the U.S. Securities and Exchange Commission.

3.	SALE OF TREX COMMERCIAL PRODUCTS, INC.
On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial. The divestiture reflected the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. With the sale complete, the Company will dedicate its resources to accelerating conversion to composites from wood and further strengthen its leadership position in the outdoor living category. The divestiture did not represent a strategic shift with a major effect on the Company’s operations. The results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months and six months ended June 30, 2022.

4.	REC EN TLY ADOPTED ACCOUNTING STANDARDS
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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Finished goods	$52,660	$107,114
Raw materials	56,398	69,292

Total FIFO (first-in, first-out) inventories	109,058	176,406
Reserve to adjust inventories to LIFO value	(35,051)	(35,051)

Total LIFO inventories	$74,007	$141,355

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
year-end
LIFO inventory valuation.
In the six months ended June 30, 2023, the Company had a reduction in inventory that it does not expect will be replenished by year end. However, the Company estimates that the LIFO liquidation will not have a material impact on cost of sales for the year ended December 31, 2023 and, accordingly, it did not impact the cost of sales for the six months ended June 30, 2023.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$9,314	$10,787
Income tax receivable	14,810	23,979
Other	279	339

Total prepaid expenses and other assets	$24,403	$35,105

7.	GOO DWI LL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at June 30, 2023, and December 31, 2022, was $14.2 million for Trex Residential. The Company’s intangible assets, purchased in 2018, consist of domain names for Trex Residential. At June 30, 2023, and December 31, 2022, intangible assets were $6.3 million and accumulated amortization was $2.1 million and $1.9 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2023, and June 30, 2022, was $0.2 million and $0.2 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Sales and marketing	$31,230	$19,194
Compensation and benefits	15,576	8,646
Operating lease liabilities	7,498	7,488
Manufacturing costs	3,802	3,425
Income taxes	15,848	—
Other	5,849	5,311

Total accrued expenses and other liabilities	$79,803	$44,064

9.	DEBT
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
The Company had $206 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $344 million at June 30, 2023. The weighted average interest rate on the revolving credit facility was 6.15% as of June 30, 2023.

Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses, training and manufacturing facilities, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 6 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the six months ended June 30, 2023, and June 30, 2022, total operating lease expense was $4.2 million and $4.2 million, respectively. The weighted average remaining lease term at June 30, 2023 and December 31, 2022 was 4.8 years and 5.2 years, respectively. The weighted average discount rate at June 30, 2023 and December 31, 2022 was 2.27% and 2.10%, respectively.
The following table includes supplemental cash flow information for the six months ended June 30, 2023, and June 30, 2022, and supplemental balance sheet information at June 30, 2023 and December 31, 2022 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4,302	$4,334
Operating ROU assets obtained in exchange for lease liabilities	$1,882	$6,714

Supplemental balance sheet information	June 30, 2023	December 31, 2022
Operating lease ROU assets	$29,099	$30,991
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,498	$7,488
Operating lease liabilities	21,916	23,974

Total operating lease liabilities	$29,414	$31,462

The following table summarizes maturities of operating lease liabilities at June 30, 2023 (in thousands):

Maturities of operating lease liabilities
2023	$3,863
2024	7,386
2025	5,552
2026	4,851
2027	4,446
Thereafter	4,845

Total lease payments	30,943
Less imputed interest	(1,529)

Total operating lease liabilities	$29,414

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$77,036	$88,916	$118,167	$160,127

Denominator:
Basic weighted average shares outstanding	108,770,204	113,099,561	108,771,077	113,864,741
Effect of dilutive securities:
Stock appreciation rights and options	67,479	96,179	68,742	110,253
Restricted stock	33,757	63,774	54,029	77,453

Diluted weighted average shares outstanding	108,871,440	113,259,514	108,893,848	114,052,447

Basic earnings per share	$0.71	$0.79	$1.09	$1.41

Diluted earnings per share	$0.71	$0.79	$1.09	$1.40

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock appreciation rights	91,402	47,303	100,076	38,789
Restricted stock	101,722	63,131	104,646	38,823
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). From January 1, 2023 through May 3, 2023, Trex did not repurchase shares of its outstanding common stock under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. From May 4, 2023 through June 30, 2023, Trex repurchased 264,896 shares of its outstanding common stock under the 2023 Stock Repurchase Program.

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
For the three months and six months ended June 30, 2023, and June 30, 2022, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

Three Months Ended June 30, 2023
Trex Residential and Consolidated
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$356,538

$356,538

Three Months Ended June 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Consolidated
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$373,922	$—	$373,922
Products transferred over time and fixed price contracts	—	12,327	12,327

	$373,922	$12,327	$386,249

Six Months Ended June 30, 2023
Trex Residential and Consolidated
Timing of Revenue and Type of Contract
Products transferred at a point in time and variable consideration contracts	$595,256

$595,256

Six Months Ended June 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Consolidated
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$701,117	$—	$701,117
Products transferred over time and fixed price contracts	—	24,360	24,360

	$701,117	$24,360	$725,477

14.	STOCK-BASED COMPENSATION
At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee
directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock permitted to be granted under the Plan was 4,000,000 shares at the time of adoption, and as of June 30, 2023, the total number of shares available for future grants was 3,999,023.
The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2023:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	77,675	$56.73
Performance-based restricted stock units (a)	96,013	$56.79
Stock appreciation rights	51,916	$56.80

(a)
Includes 85,044 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2023, and adjustments of 1,413 and 9,646 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021 and 2020, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2023, and June 30, 2022, the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2023	Six Months Ended June , 2022
Weighted-average fair value of grants	$27.19	$33.90
Dividend yield	0%	0%
Average risk-free interest rate	4.0%	1.9%
Expected term (years)	5	5
Expected volatility	49.5%	44.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock appreciation rights	$198	$196	$412	$350
Time-based restricted stock and restricted stock units	871	959	1,806	1,806
Performance-based restricted stock and restricted stock units	1,320	(151)	2,044	1,007
Employee stock purchase plan	201	53	300	119

Total stock-based compensation	$2,590	$1,057	$4,562	$3,282

Total unrecognized compensation cost related to unvested awards as of June 30, 2023, was $14.4 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the six months ended June 30, 2023, was 25.4% and was comparable to the effective tax rate for the six months ended June 30, 2022, of 24.8%, which resulted in income tax expense of $40.3 million and $52.7 million, respectively.
During the six months ended June 30, 2023 and June 30, 2022, the Company realized $0.2 million and $0.1 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2023, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2023, for certain tax jurisdictions tax years 2019 through 2022 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments are determined in accordance with its internal management structure, which, through December 30, 2022, was based on residential and commercial sales activities and, subsequent to December 30, 2022, is based on its residential sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and six months ended June 30, 2023 and June 30, 2022 includes data for its reportable segments (in thousands):
Segment Data:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net sales	$356,538	$373,922	$12,327	$386,249
Net Income (loss)	$77,036	$89,437	$(521)	$88,916
EBITDA	$117,050	$129,550	$(410)	$129,140
Depreciation and amortization	$12,283	$11,049	$282	$11,331
Income tax expense (benefit)	$26,426	$29,180	$(171)	$29,009
Capital expenditures	$43,165	$44,251	$67	$44,318
Total assets	$1,069,815	$846,112	$41,182	$887,294
Reconciliation of Net Income to EBITDA:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$77,036	$89,437	$(521)	$88,916
Interest expense (income), net	1,305	(116)	—	(116)
Income tax expense (benefit)	26,426	29,180	(171)	29,009
Depreciation and amortization	12,283	11,049	282	11,331

EBITDA	$117,050	$129,550	$(410)	$129,140

Segment Data:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net sales	$595,256	$701,117	$24,360	$725,477
Net Income (loss)	$118,167	$161,652	$(1,525)	$160,127
EBITDA	$185,912	$236,031	$(1,466)	$234,565
Depreciation and amortization	$24.198	$21,240	$565	$21,805
Income tax expense (benefit)	$40,258	$53,243	$(506)	$52,737
Capital expenditures	$82,357	$66,534	$72	$66,606
Total assets	$1,069,815	$846,112	$41,182	$887,294

Reconciliation of Net Income to EBITDA:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$118,167	$161,652	$(1,525)	$160,127
Interest expense (income), net	3,289	(104)	—	(104)
Income tax expense (benefit)	40,258	53,243	(506)	52,737
Depreciation and amortization	24,198	21,240	565	21,805

EBITDA	$185,912	$236,031	$(1,466)	$234,565

17.	SEASONALITY
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

The number of incoming claims received in the six months ended June 30, 2023 was lower than the number of claims received in the six months ended June 30, 2022, and lower than the Company’s expectations for 2023. Average cost per claim experienced in the six months ended June 30, 2023 was lower than that experienced in the six months ended June 30, 2022, which was elevated due to the closure of three large claims, and lower than the Company’s expectations for 2023. The Company believes the reserve at June 30, 2023 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.5 million change in the surface flaking warranty reserve.
The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Six Months Ended June 30, 2023
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$15,905	$9,694	$25,599
Provisions and changes in estimates	—	3,008	3,008
Settlements made during the period	(891)	(1,157)	(2,048)

Ending balance, June 30	$15,014	$11,545	$26,559

	Six Months Ended June 30, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions and changes in estimates	—	2,369	2,369
Settlements made during the period	(1,345)	(1,089)	(2,434)

Ending balance, June 30	$17,197	$11,333	$28,530

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

•

Highlights and Financial Performance – a summary of financial performance and highlights for the three months and six months ended June 30, 2023, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.

•

Results of Operations — an analysis of our consolidated results of operations for the three months and six months ended June 30, 2023 compared to three months and six months ended June 30, 2022, respectively.

•	Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

OPERATIONS AND PRODUCTS

Prior to December 30, 2022, the Company operated in two reportable segments, Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). Subsequent to December 30, 2022, the Company currently operates in one reportable segment, Trex Residential. Refer to Note 16, Segments, in the Notes to the Condensed Consolidated Financial Statements in Part I. Item 1. Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information. The Company is focused on using renewable resources within our Trex Residential segment.

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

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, Trex Select T-Rail and Trex Signature aluminum railing. Our high-performance composite and aluminum deck railing kits and systems are sustainably manufactured, easy to install and durable. Trex railing systems are built with the same durability as Trex decking and won’t rot, warp, peel or splinter and resist fading and corrosion. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Select T-Rail, made from a minimum of 40 percent recycled materials, is available in square composite balusters in Classic White for a cohesive, coordinated look, or round aluminum balusters in Charcoal Black for a more modern contrast. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•

Trex Introduced New Style-Centric, Entry Level Composite Railing System. The Trex Select T-Rail composite railing system features a popular T-shaped top rail and is designed to make the beauty and convenience of Trex’s high-performance composite and aluminum railing available to a wider audience with pricing that competes head-to-head with PVC vinyl railing.

•

Trex Updated its Trex® Deck Design Tool and Online Deck Planner. The interactive deck design tool allows homeowners to plan every detail of their outdoor space and is engineered to make the deck planning journey efficient and all-inclusive.

•

Builders Rank Trex Their Brand of Choice for Composite Decking and Railing. Trex earned top honors in the Composite Decking and Deck Railing categories in Builder Magazine’s 2023 Brand Use Study for the 16th consecutive year.

•

The Board of Directors of Trex Appointed Human Resources Leader Melkeya McDuffie as a New Independent Member of its Board of Directors. Ms. McDuffie is an accomplished executive and leader with a long career in human capital and general business management. She is currently Executive Vice President, Chief Human Resources Officer for Clean Harbors.

•

Trex Published its 2022 Environmental, Social and Governance (ESG) Report. In June 2023, Trex published its 2022 ESG report. Highlights included focusing on circularity and energy efficiency, prioritizing employee safety and career growth, fostering diversity in leadership, resolute on governance and ethics, supporting communities where we operate, and earning industrywide ESG recognition.

Financial Performance:

The following table presents highlights of our financial performance:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

($ 000s omitted, except per share data)
Net sales	$356,538	$386,249	$(29,711)	(7.7)%
Gross profit	$156,448	$157,377	$(929)	(0.6)%
Net income	$77,036	$88,916	$(11,880)	(13.4)%
EBITDA	$117,050	$129,140	$(12,090)	(9.4)%
Diluted earnings per share	$0.71	$0.79	$(0.08)	(10.1)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

($ 000s omitted, except per share data)
Net sales	$595,256	$725,477	$(130,221)	(17.9)%
Gross profit	$250,876	$292,289	$(41,413)	(14.2)%
Net income	$118,167	$160,127	$(41,960)	(26.2)%
EBITDA	$185,912	$234,565	$(48,653)	(20.7)%
Diluted earnings per share	$1.09	$1.40	$(0.31)	(22.1)%

Capital expenditures. During the six months ended June 30, 2023, our capital expenditures were $82.4 million primarily related to $45.5 million for the Arkansas manufacturing facility, $10.6 million in cost reduction initiatives, $9.6 million for our new corporate headquarters, $2.4 million in capacity expansion in our existing facilities, and $3.6 million for safety, environmental and general support.

Repurchases of common shares. During the six months ended June 30, 2023, we repurchased 264,896 shares of our outstanding common stock under the 2023 Stock Repurchase Program.

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

Sale of Substantially All of the Assets of Trex Commercial Products, Inc. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture of Trex Commercial reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. With the sale complete, we will dedicate our resources to accelerating conversion to composites from wood and further strengthen our leadership position in the outdoor living category. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months and six months ended June 30, 2022.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2023 (2023 quarter) compared to the three months ended June 30, 2022 (2022 quarter), and for the six months ended June 30, 2023 (2023 six-month period) compared to the six months ended June 30, 2022 (2022 six-month period).

Three Months Ended June 30, 2023 Compared To The Three Months Ended June 30, 2022

Net Sales

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total net sales	$356,538	$386,249	$(29,711)	(7.7)%
Trex Residential net sales	$356,538	$373,922	$(17,384)	(4.6)%
Trex Commercial net sales	N/A	$12,327	N/A	N/A

Total net sales in the 2023 quarter were lower compared to net sales in the 2022 quarter resulting in a decrease of $29.7 million, or 7.7%. The change in the 2023 quarter was the result of strong secular trends in the outdoor living category, continued execution of our wood-to-composite market strategy share conversion offset by the non-recurrence of the channel inventory build that occurred during the second quarter prior year. In addition, on December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, whose sales are reflected in the 2022 quarter.

Gross Profit

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Cost of sales	$200,090	$228,872	$(28,782)	(12.6)%
% of total net sales	56.1%	59.3%
Gross profit	$156,448	$157,377	$(929)	(0.6)%
Gross margin	43.9%	40.7%

Gross profit as a percentage of net sales, gross margin, was 43.9% in the 2023 quarter compared to 40.7% in the 2022 quarter. Excluding Trex Commercial, gross margin for the 2022 quarter was 41.7%. The increase was primarily the result of production optimization and cost savings programs, partially offset by lower absorption due to decreased production and higher depreciation.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Selling, general and administrative expenses	$51,681	$39,568	$12,113	30.6%
% of total net sales	14.5%	10.2%

Selling, general and administrative expenses increased $12.1 million in the 2023 quarter. The increase primarily related to a $9.1 million increase in personnel related expenses including incentive compensation, a $0.8 million increase related to disposal of manufacturing equipment, a $0.9 million increase related to expenses to exit our prior corporate headquarters, and a $0.9 million increase in other expenses.

Provision for Income Taxes

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Provision for income taxes	$26,426	$29,009	$(2,583)	(8.9)%
Effective tax rate	25.5%	24.6%

The effective tax rate for the 2023 quarter of 25.5% and was comparable to the effective tax rate of 24.6% for the 2022 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$77,036	$89,437	$(521)	$88,916
Interest expense (income), net	1,305	(116)	—	(116)
Income tax expense (benefit)	26,426	29,180	(171)	29,009
Depreciation and amortization	12,283	11,049	282	11,331

EBITDA	$117,050	$129,550	$(410)	$129,140

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total EBITDA	$117,050	$129,140	$(12,090)	(9.4)%
Trex Residential EBITDA	$117,050	$129,550	$(12,500)	(9.6)%
Trex Commercial EBITDA	N/A	$(410)	N/A	N/A

Total EBITDA decreased 9.4% to $117.1 million for the 2023 quarter compared to $129.1 million for the 2022 quarter. The decrease in EBITDA was driven primarily by a decrease in net sales.

Six Months Ended June 30, 2023 Compared To The Six Months Ended June 30, 2022

Net Sales

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total net sales	$595,256	$725,477	$(130,221)	(17.9)%
Trex Residential net sales	$595,256	$701,117	$(105,861)	(15.1)%
Trex Commercial net sales	N/A	$24,360	N/A	N/A

Total net sales decreased by $130.2 million, or 17.9%, in the 2023 six-month period compared to the 2022 six-month period. The decrease was substantially all due to a decrease in volume, which was primarily the result of the non-recurrence of the 2022 distribution inventory build and more cautious purchase patterns due to concerns regarding the economic strength of the consumer. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial.

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

Gross Profit

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Cost of sales	$344,380	$433,188	$(88,808)	(20.5)%
% of total net sales	57.9%	59.7%
Gross profit	$250,876	$292,289	$(41,413)	(14.2)%
Gross margin	42.1%	40.3%

Gross profit as a percentage of net sales, gross margin, was 42.1% in the 2023 six-month period compared to 40.3% in the 2022 six-month period. Excluding Trex Commercial, gross margin for the 2022 quarter was 41.3%. The increase was primarily the result of production optimization and cost savings programs, partially offset by lower absorption due to decreased production and higher depreciation.

Selling, General and Administrative Expenses

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Selling, general and administrative expenses	$89,162	$79,529	$9,633	12.1%
% of total net sales	15.0%	11.0%

Selling, general and administrative expenses increased $9.6 million in the 2023 six-month period. The increase primarily related to a $5.6 million increase in personnel related expenses including incentive compensation, a $1.5 million increase in research and development expenses, a $0.8 million increase related to disposal of manufacturing equipment, a $0.9 million increase in expenses related the exit of our prior corporate headquarters, and a $1.2 million increase in other expenses.

Provision for Income Taxes

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Provision for income taxes	$40,258	$52,737	$(12,479)	(23.7)%
Effective tax rate	25.4%	24.8%

The effective tax rate for the 2023 six-month period of 25.4% and was comparable to the effective tax rate of 24.8% for the 2022 six-month period.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

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

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$118,167	$161,652	$(1,525)	$160,127
Interest expense (income), net	3,289	(104)	—	(104)
Income tax expense (benefit)	40,258	53,243	(506)	52,737
Depreciation and amortization	24,198	21,240	565	21,805

EBITDA	$185,912	$236,031	$(1,466)	$234,565

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total EBITDA	$185,912	$234,565	$(48,653)	(20.7)%
Trex Residential EBITDA	$185,912	$236,031	$(50,119)	(21.2)%
Trex Commercial EBITDA	N/A	$(1,466)	N/A	N/A

Total EBITDA decreased 20.7% to $185.9 million for the 2023 six-month period compared to $234.6 million for the 2022 six-month period. The decrease in EBITDA was driven primarily by a decrease in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2023 we had $4.2 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities	$107,781	$189,992
Net cash used in investing activities	(82,357)	(66,561)
Net cash used in financing activities	(33,523)	(247,836)

Net decrease in cash and cash equivalents	$(8,099)	$(124,405)

Operating Activities

Cash provided by operating activities was $107.8 million during the 2023 six-month period compared to cash provided by operations of $190.0 million during the 2022 six-month period. The $82.2 million decrease in cash provided by operating activities was primarily related to an increase in accounts receivable and, to a lesser extent, reduced profitability in the 2023 six-month period. Shorter payment terms offered as part of our 2022 early buy program resulted in stronger cash collections from accounts receivable in the 2022 six-month period compared to historical collections. The timing of collections in the 2023 six-month period were more aligned with the timing of collections in six-month periods prior to 2022. We anticipate the timing of collections in the third quarter of 2023 will be more comparable to those in the third quarter of 2022. Substantially all of the accounts receivables balances as of June 30, 2023 will be collected during the third quarter of 2023. The effects of the increase in accounts receivable and reduced profitability were offset, in part, by a decrease in inventories in the 2023 six-month period.

Investing Activities

Capital expenditures in the 2023 six-month period were $82.4 million primarily related to $45.5 million for the Arkansas manufacturing facility, $10.6 million in cost reduction initiatives, $9.6 million for our new corporate headquarters, $2.4 million in capacity expansion in our existing facilities, and $3.6 million for safety, environmental and general support.

Financing Activities

Net cash used in financing activities in the 2023 six-month period consisted primarily of net borrowings under our line of credit and repurchases of our outstanding common stock.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Company repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and as of June 30, 2023, the Company has repurchased 264,896 shares under the 2023 Stock Repurchase Program.

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

At June 30, 2023, we had $206 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $344 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Our capital expenditure guidance for 2023 is $145 million to $155 million. In addition to the construction of our third facility located in Arkansas, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

The number of incoming claims received in the six months ended June 30, 2023, was lower than the number of claims received in the six months ended June 30, 2023 and lower than our expectations for 2023. Average cost per claim experienced in the six months ended June 30, 2023 was lower than that experienced in the six months ended June 30, 2022, which was elevated due to the closure of three large claims, and lower than our expectations for the current year. We believe the reserve at June 30, 2023 is sufficient to cover future surface flaking obligations.

We estimate that the annual number of claims received will decline over time and that the average cost per claim will increase. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.5 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2023	2022
Claims open, beginning of period	1,729	1,759
Claims received (1)	236	292
Claims resolved (2)	(212)	(304)

Claims open, end of period	1,753	1,747

Average cost per claim (3)	$4,160	$5,233

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2023.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer (the Company’s principal executive officer) and its Acting Chief Financial Officer (the Company’s principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the President and Chief Executive Officer and the Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2023 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2023 – April 30, 2023	—	$—	—	10,800,000
May 1, 2023 – May 31, 2023	15,663	$54.56	—	10,800,000
June 1, 2023 – June 30, 2023	264,896	$59.44	264,896	10,535,104

Quarterly period ended June 30, 2023	280,559		264,896

(1)

During the three months ended June 30, 2023, 15,663 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On February 16, 2018, the Trex Board of Directors authorized a common stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Stock Repurchase Program was publicly announced on February 21, 2018. The Company did not purchase shares of its common stock under the Stock Repurchase Program during the period April 1, 2023 through May 3, 2023.

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and 264,896 shares were repurchased under the 2023 Stock Repurchase Program as of June 30, 2023.

Item 5.	Other Information

Amended and Restated By-Laws of the Company dated July 26, 2023. On July 26, 2023, the Board of Directors of the Company approved and adopted Amended and Restated By-Laws of the Company (as so amended, New By-Laws), which became effective upon approval. The New By-Laws, among other things, provided for the following changes to the Company’s prior by laws:

Places of Meetings; List of Stockholders – The New By-Laws provide that stockholder meetings may be held by means of remote communication. Further, the New By-Laws clarify that in connection with any stockholder meetings, the list of stockholders entitled to vote at the meeting will be available for examination for a period of at least ten days ending on the day before the meeting date.

Advance Notice – Informational and Disclosure Requirements. The New By-Laws require that the stockholder proposing business or nominating directors (other than proposals to be included in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (Exchange Act)) provide certain additional information regarding the stockholder and the proposal or nominee, as applicable. Additionally, the New By-Laws require any candidate for the Board nominated by a stockholder to provide certain additional information and representations, including, but not limited to, information regarding the absence of any voting commitments, disclosure of compensation for service, compliance with the Company’s corporate governance and other policies, and intention to serve the entire term. The New By-Laws also clarify the Company’s authority to reasonably request additional information from such stockholders and director nominees. All disclosures must be updated as of the record date for stockholders entitled to vote at the meeting and as of the date that is ten business days prior to the meeting. Additionally, the New By-Laws state explicitly that the Board is entitled to solicit against any such nomination or proposal.

Advance Notice – Other. The New By-Laws require that a stockholder proposing business to be brought before an annual meeting or nominating person(s) for election to the Board of Directors at an annual meeting or special meeting, or, if the proposing stockholder is not an individual, a qualified representative of such proposing stockholder, appear at such meeting. Further, the New By-Laws prohibit stockholders from submitting more nominees than the number of directors up for election at the applicable meeting.

Advance Notice – Universal Proxy. The New By-Laws Rule 14a-19 under the Exchange Act by requiring that any stockholder soliciting proxies in support of a nominee other than the Board’s nominees must comply with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements, and providing the Company a remedy if a stockholder fails to comply with the requirements of Rule 14a-19 or fails to timely provide reasonable evidence that certain requirements of such rule have been satisfied. Further, any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card being reserved for the exclusive use by the Board.

A copy of the New By-Laws is attached as Exhibit 3.3 hereto and is incorporated herein by reference. The foregoing summary of the material changes to the Company’s prior bylaws is qualified in its entirety by reference to the text of Exhibit 3.3.

The Trex Company Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023. On March 12, 1999, Trex adopted the Trex Company Amended and Restated 1999 Incentive Plan for Outside Directors (the Outside Directors Plan). On July 26, 2023, the Company approved an amendment to the Outside Directors Plan (the Amendment). The purpose of the Amendment was to (1) replace references to the 2014 Stock Incentive Plan with references to the 2023 Stock Incentive Plan, (2) align the vesting provisions with the 2023 Stock Incentive Plan, (3) modify compensation when the Lead Independent Director role is being filled by the chair of a Committee, and (4) remove the five-year expiration term of vested SARs in the event of termination of service. No other changes were made to the Outside Directors Plan by the Amendment. The Amended and Restated 1999 Incentive Plan for Outside Directors, as amended, is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement. The Company had previously filed a Form of Trex Company, Inc. 2014 Stock Incentive Plan Stock Appreciation Rights Agreement (the Old SAR Form). On July 26, 2023, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement (New SAR Form) which replaced the Old SAR Form. The New SAR Form is the same as the Old SAR Form except that all references to the 2014 Stock Incentive Plan have been replaced with references to the 2023 Stock Incentive Plan and the five-year expiration term in in the event of termination of service due to death, disability or retirement has been deleted, which is aligned with the 2023 Stock Incentive Plan. The New SAR Form is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement. The Company had previously filed a Form of Trex Company, Inc. 2014 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement (the Old Time-Based RSU Form). On July 26, 2023, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement (New Time-Based RSU Form). The New Time-Based RSU Form is the same as the Old Time-Based RSU Form except that all references to the 2014 Stock Incentive Plan have been replaced with references to the 2023 Stock Incentive Plan and the Shareholder Rights Section has been aligned with the 2023 Stock Incentive Plan. The Old Time-Based RSU Form included shareholder rights in the event of dividends but the New Time-Based RSU Form states there are no shareholder rights with respect to restricted stock units, which is aligned with the 2023 Stock Incentive Plan. The New Time-Based RSU Form is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement. The Company had previously filed a Form of Trex Company, Inc. 2014 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement (the Old RSU Performance-Based Form). On July 26, 2023, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Stock Unit Agreement (the New RSU Performance-Based Form). The New Performance-Based RSU Form is the same as the Old Performance-Based RSU Form except that all references to the 2014 Stock Incentive Plan have been replaced with references to the 2023 Stock Incentive Plan and the Shareholder Rights Section has been aligned with the 2023 Stock Incentive Plan. The Old Performance-Based RSU Form included shareholder rights in the event of dividends, but the New Performance-Based RSU Form states there are no shareholder rights with respect to restricted stock units, which is aligned with the 2023 Stock Incentive Plan. The New Performance-Based RSU Form is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. Amended and Restated Stock Incentive Plan for Outside Directors Restricted Stock Unit Agreement. The Company had previously filed a Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement (the Old Form for Outside Director RSU Grants). On July 26, 2023, the Company approved a new Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement (the New Form for Outside Director RSU Grants). The New Form for Outside Director RSU Grants is the same as the Old Form for Outside Director RSU Grants except that all reference to the 2014 Stock Incentive Plan have been replaced with references to the 2023 Stock Incentive Plan and the Shareholder Rights Section has been aligned with the 2023 Stock Incentive Plan. The Old Form for Outside Director RSU Grants included shareholder rights in the event of dividends, but the New Form for Outside Director RSU Grants states there are no shareholder rights with respect to restricted stock units, which is aligned with the 2023 Stock Incentive Plan. The New Form for Outside Director RSU Grants is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q.

Amended and Restated Severance Agreement by and between Trex Company, Inc. and Bryan H. Fairbanks. The Company had previously filed an Amended and Restated Severance Agreement dated February 21, 2020 by and between Trex Company, Inc. and Bryan H. Fairbanks (the Old Severance Agreement). The Old Severance Agreement expires in August 2023. As a result the Company is entering into an Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks (the New Severance Agreement) which is substantially the same as the Old Severance Agreement except that the New Severance Agreement (1) auto renews every three years for renewal terms of three years each, but has a one year notice of termination, (2) indicates that in the event of termination for cause there is no bonus payout if the bonus has not already been paid, and (3) clarifies language to indicate that in the event of termination for cause, the executive is entitled only to earned but unpaid salary. The New Severance Agreement is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Form of Severance Agreement between Trex Company Inc. and Officers other than the Chief Executive Officer. The Company previously filed a Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer (the Old Form of Severance Agreement). On July 26, 2023, the Company approved a new Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer (the New Form of Severance Agreement). The Old Form of Severance Agreement expires in August 2023, so the New Form of Severance Agreements is being adopted. The New Form of Severance Agreement is substantially the same as the Old Form of Severance Agreement except that the New Form of Severance Agreement (1) auto renews every three years for renewal terms of three years each, but has a one year notice of termination, (2) indicates in the event of termination for cause there is no bonus payout if the bonus has not already been paid, (3) clarifies language to indicate that in the event of termination for cause executive is entitled only to earned but unpaid salary, and (4) removes references to “him” and “his” to make it gender neutral. The New Form of Severance Agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: July 31, 2023	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
President and Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022.	10-Q	3.2	May 9, 2022	001-14649

3.3*	Amended and Restated By-Laws of the Company dated July 26, 2023.

10.1**	Trex Company, Inc. 2023 Stock Incentive Plan.	10-Q	10.1	May 8, 2023	001-14649

10.2* / **	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023.

10.3* / **	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.

10.4* / **	Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.

10.5* / **	Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.

10.6* / **	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.

10.7* / **	Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks.

10.8* / **	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.