Form 10-Q
period 2023-09-30
TREX CO INC
filed 2023-10-30
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 16, 2023 was 108,595,381 shares.

TREX COMPANY, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2023 and September 30, 2022 (unaudited)	2

	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	3

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2023 and September 30, 2022 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II OTHER INFORMATION		31

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$303,836	$188,472	$899,092	$913,950
Cost of sales	172,941	142,264	517,321	575,452

Gross profit	130,895	46,208	381,771	338,498
Selling, general and administrative expenses	44,532	26,857	133,694	106,387

Income from operations	86,363	19,351	248,077	232,111
Interest (income) expense, net	(734)	—	2,555	(103)

Income before income taxes	87,097	19,351	245,522	232,214
Provision for income taxes	21,831	4,928	62,089	57,665

Net income	$65,266	$14,423	$183,433	$174,549

Basic earnings per common share	$0.60	$0.13	$1.69	$1.55

Basic weighted average common shares outstanding	108,583,009	110,140,496	108,707,699	112,609,684

Diluted earnings per common share	$0.60	$0.13	$1.69	$1.55

Diluted weighted average common shares outstanding	108,702,495	110,300,017	108,829,374	112,787,994

Comprehensive income	$65,266	$14,423	$183,433	$174,549

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2023	December 31, 2022

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,644	$12,325
Accounts receivable, net	200,909	98,057
Inventories	60,384	141,355
Prepaid expenses and other assets	7,130	35,105

Total current assets	273,067	286,842
Property, plant and equipment, net	671,035	589,892
Operating lease assets	27,286	30,991
Goodwill and other intangible assets, net	18,267	18,582
Other assets	7,157	7,398

Total assets	$996,812	$933,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$31,795	$19,935
Accrued expenses and other liabilities	88,919	44,064
Accrued warranty	5,092	4,600
Line of credit	56,500	222,000

Total current liabilities	182,306	290,599
Deferred income taxes	68,224	68,224
Operating lease liabilities	20,197	23,974
Non-current accrued warranty	17,874	20,999
Other long-term liabilities	16,560	11,560

Total liabilities	305,161	415,356

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 140,958,411 and 140,841,833 shares issued and 108,595,105 and 108,743,423 share outstanding, at September 30, 2023 and December 31, 2022, respectively	1,410	1,408
Additional paid-in capital	137,088	131,539
Retained earnings	1,314,107	1,130,674
Treasury stock, at cost, 32,363,306 shares at September 30, 2023 and 32,098,410 shares at December 31, 2022	(760,954)	(745,272)

Total stockholders’ equity	691,651	518,349

Total liabilities and stockholders’ equity	$996,812	$933,705

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973

Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177
Net income	—	—	—	77,036	—	—	77,036
Employee stock plans	7,971	—	323	—	—	—	323
Shares withheld for taxes on awards	(15,663)	—	(855)	—	—	—	(855)
Stock-based compensation	36,888	—	2,590	—	—	—	2,590
Repurchases of common stock	(264,896)	—	—	—	264,896	(15,746)	(15,746)

Balance, June 30, 2023	108,567,816	$1,409	$134,293	$1,248,841	32,363,306	$(761,018)	$623,525
Net Income	—	—	—	65,266	—	—	65,266
Employee stock plans	5,448	—	286	—	—	—	286
Shares withheld for taxes on awards	(4,140)	—	(312)	—	—	—	(312)
Stock-based compensation	25,981	1	2,821	—	—	—	2,822
Repurchases of common stock	—	—	—	—	—	64	64

Balance, September 30, 2023	108,595,105	$1,410	$137,088	$1,314,107	32,363,306	$(760,954)	$691,651

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	71,211	—	—	71,211
Employee stock plans	9,081	—	523	—	—	—	523
Shares withheld for taxes on awards	(35,856)	—	(2,912)	—	—	—	(2,912)
Stock-based compensation	79,926	1	2,225	—	—	—	2,226
Repurchases of common stock	(833,963)	—	—	—	833,963	(75,017)	(75,017)

Balance, March 31, 2022	114,367,340	$1,408	$127,623	$1,017,259	26,420,564	$(425,225)	$721,065
Net income	—	—	—	88,916	—	—	88,916
Employee stock plans	8,834	—	429	—	—	—	429
Stock-based compensation	2,024	—	1,057	—	—	—	1,057
Repurchases of common stock	(2,814,817)	—	—	—	2,814,817	(169,992)	(169,992)

Balance, June 30, 2022	111,563,381	$1,408	$129,109	$1,106,175	29,235,381	$(595,217)	$641,475
Net income	—	—	—	14,423	—	—	14,423
Employee stock plans	11,003	—	429	—	—	—	429
Shares withheld for taxes on awards	(57)	—	(3)	—	—	—	(3)
Stock-based compensation	10,520	—	249	—	—	—	249
Repurchases of common stock	(1,710,676)	—	—	—	1,710,676	(100,035)	(100,035)

Balance, September 30, 2022	109,874,171	$1,408	$129,784	$1,120,598	30,946,057	$(695,252)	$556,538

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$183,433	$174,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,194	33,269
Stock-based compensation	7,384	3,531
Loss (gain) on disposal of property, plant and equipment	1,081	(43)
Other non-cash adjustments	(169)	(171)
Changes in operating assets and liabilities:
Accounts receivable	(102,852)	62,343
Inventories	80,971	(48,362)
Prepaid expenses and other assets	4,376	7,125
Accounts payable	10,678	(3,769)
Accrued expenses and other liabilities	39,039	8,842
Income taxes receivable/payable	27,090	7,079

Net cash provided by operating activities	288,225	244,393

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(112,920)	(108,163)
Proceeds from sales of property, plant and equipment	—	45

Net cash used in investing activities	(112,920)	(108,118)

FINANCING ACTIVITIES
Borrowings under line of credit	509,500	156,000
Principal payments under line of credit	(675,000)	(80,000)
Repurchases of common stock	(18,441)	(347,957)
Proceeds from employee stock purchase and option plans	925	1,381
Financing costs	30	(867)

Net cash used in financing activities	(182,986)	(271,443)

Net decrease in cash and cash equivalents	(7,681)	(135,168)
Cash and cash equivalents, beginning of period	12,325	141,053

Cash and cash equivalents, end of period	$4,644	$5,885

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$4,165	$—
Cash paid for income taxes, net	$35,106	$50,585
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$1,183	$787
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2023 and September 30, 2022
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
The unaudited consolidated results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts. Towards the end of June 2022, the Company experienced a reduction in demand from its distribution partners, which the Company believed was primarily spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter of 2022 the Company’s channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. This inventory recalibration was completed by year end.
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
On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial. The divestiture reflected the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. The divestiture did not represent a strategic shift with a major effect on the Company’s operations. The results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months and nine months ended September 30, 2022.

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
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Finished goods	$43,180	$107,114
Raw materials	52,255	69,292

Total FIFO (first-in, first-out) inventories	95,435	176,406
Reserve to adjust inventories to LIFO value	(35,051)	(35,051)

Total LIFO inventories	$60,384	$141,355

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
year-end
LIFO inventory valuation.
In the nine months ended September 30, 2023, the Company had a reduction in inventory that it does not expect will be replenished by year end. However, the Company estimates that the LIFO liquidation will not have a material impact on cost of sales for the year ended December 31, 2023 and, accordingly, it did not impact the cost of sales for the nine months ended September 30, 2023.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$6,859	$10,787
Income tax receivable	—	23,979
Other	271	339

Total prepaid expenses and other assets	$7,130	$35,105

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at September 30, 2023, and December 31, 2022, was $14.2 million for Trex Residential. The Company’s intangible assets, purchased in 2018, consist of domain names for Trex Residential. At September 30, 2023, and December 31, 2022, intangible assets were $6.3 million and accumulated amortization was $2.2 million and $1.9 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2023, and September 30, 2022, was $0.3 million and $0.3 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Sales and marketing	$45,374	$19,194
Compensation and benefits	24,470	8,646
Operating lease liabilities	7,409	7,488
Manufacturing costs	3,507	3,425
Income taxes	3,111	—
Other	5,048	5,311

Total accrued expenses and other liabilities	$88,919	$44,064

9.	DEBT
Revolving Credit Facility
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
The Company had $56.5 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $493.5 million at September 30, 2023. The weighted average interest rate on the revolving credit facility was 6.11% as of September 30, 2023.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases office space, storage warehouses, training and manufacturing facilities, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 6 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the nine months ended September 30, 2023, and September 30, 2022, total operating lease expense was $6.1 million and $6.3 million, respectively. The weighted average remaining lease term at September 30, 2023 and December 31, 2022 was 4.6 years and 5.2 years, respectively. The weighted average discount rate at September 30, 2023 and December 31, 2022 was 2.25% and 2.10%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2023, and September 30, 2022, and supplemental balance sheet information at September 30, 2023 and December 31, 2022 related to operating leases (in thousands):

	Nine months Ended September 30,
Supplemental cash flow information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$6,236	$6,532
Operating ROU assets obtained in exchange for lease liabilities	$1,882	$7,332

Supplemental balance sheet information	September 30, 2023	December 31, 2022
Operating lease ROU assets	$27,286	$30,991
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,409	$7,488
Operating lease liabilities	20,197	23,974

Total operating lease liabilities	$27,606	$31,462

The following table summarizes maturities of operating lease liabilities at September 30, 2023 (in thousands):

Maturities of operating lease liabilities
2023	$1,893
2024	7,386
2025	5,552
2026	4,851
2027	4,446
Thereafter	4,845

Total lease payments	28,973
Less imputed interest	(1,367)

Total operating lease liabilities	$27,606

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income available to common shareholders	$65,266	$14,423	$183,433	$174,549

Denominator:
Basic weighted average shares outstanding	108,583,009	110,140,496	108,707,699	112,609,684
Effect of dilutive securities:
Stock appreciation rights and options	80,256	85,396	72,580	101,967
Restricted stock	39,230	74,125	49,095	76,343

Diluted weighted average shares outstanding	108,702,495	110,300,017	108,829,374	112,787,994

Basic earnings per share	$0.60	$0.13	$1.69	$1.55

Diluted earnings per share	$0.60	$0.13	$1.69	$1.55

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock appreciation rights	86,250	47,303	95,467	41,627
Restricted stock	—	68,008	69,764	48,552
Stock Repurchase Program
On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). From January 1, 2023 through May 3, 2023, Trex did not repurchase shares of its outstanding common stock under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the quarterly period ended September 30, 2023, Trex did not repurchase shares of its outstanding common stock under the 2023 Stock Repurchase Program.

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
For the three months and nine months ended September 30, 2023, and September 30, 2022, net sales were disaggregated in the following tables by (1) market, (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands).

1
1

Three Months Ended September 30, 2023
Trex Residential and Consolidated
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$303,836

$303,836

Three Months Ended September 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$177,776	$—	$177,776
Products transferred over time and fixed price contracts	—	10,696	10,696

	$177,776	$10,696	$188,472

Nine months Ended September 30, 2023
Trex Residential and Consolidated
Timing of Revenue and Type of Contract
Products transferred at a point in time and variable consideration contracts	$899,092

$899,092

Nine Months Ended September 30, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$878,892	$—	$878,892
Products transferred over time and fixed price contracts	—	35,058	35,058

	$878,892	$35,058	$913,950

14.	STOCK-BASED COMPENSATION
At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee
directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock permitted to be granted under the Plan was 4,000,000 shares at the time of adoption, and as of September 30, 2023, the total number of shares available for future grants was 3,984,956.

1
2

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2023:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	91,742	$58.67
Performance-based restricted stock units (a)	96,103	$56.79
Stock appreciation rights	51,916	$56.80

(a)
Includes 85,044 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2023, and adjustments of 1,413 and 9,646 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2021 and 2020, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2023, and September 30, 2022, the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Weighted-average fair value of grants	$27.19	$33.9
Dividend yield	0%	0%
Average risk-free interest rate	4.0%	1.9%
Expected term (years)	5	5
Expected volatility	49.50%	44.85%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock appreciation rights	$248	$196	$660	$547
Time-based restricted stock and restricted stock units	1,098	1,012	2,904	2,818
Performance-based restricted stock and restricted stock units	1,425	(1,012)	3,470	(5)
Employee stock purchase plan	50	52	350	171

Total stock-based compensation	$2,821	$248	$7,384	$3,531

Total unrecognized compensation cost related to unvested awards as of September 30, 2023, was $12.5 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the nine months ended September 30, 2023, was 25.3% and was comparable to the effective tax rate for the nine months ended September 30, 2022, of 24.8%, which resulted in income tax expense of $62.1 million and $57.7 million, respectively.

1
3

During the nine months ended September 30, 2023 and September 30, 2022, the Company realized $0.4 million and $0.1 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2023, the Company maintains a valuation allowance of $3.0 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2023, for certain tax jurisdictions tax years 2019 through 2022 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments are determined in accordance with its internal management structure, which, through December 30, 2022, was based on residential and commercial sales activities and, subsequent to December 30, 2022, is based on its residential sales activities. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, income taxes, depreciation and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, income taxes, and depreciation and amortization charges to income. The below segment data for the three months and nine months ended September 30, 2023 and September 30, 2022 includes data for its reportable segments (in thousands):

1
4

Segment Data:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net sales	$303,836	$177,776	$10,696	$188,472
Net Income (loss)	$65,266	$15,287	$(864)	$14,423
EBITDA	$99,359	$31,692	$(876)	$30,816
Depreciation and amortization	$12,996	$11,194	$271	$11,465
Income tax expense (benefit)	$21,831	$5,211	$(283)	$4,928
Capital expenditures	$30,563	$41,403	$154	$41,557
Total assets	$996,812	$802,926	$38,972	$841,898
Reconciliation of Net Income to EBITDA:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$65,266	$15,287	$(864)	$14,423
Interest (income), net	(734)	—	—	—
Income tax expense (benefit)	21,831	5,211	(283)	4,928
Depreciation and amortization	12,996	11,194	271	11,465

EBITDA	$99,359	$31,692	$(876)	$30,816

Segment Data:

	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net sales	$899,092	$878,892	$35,058	$913,950
Net Income (loss)	$183,433	$176,939	$(2,390)	$174,549
EBITDA	$285,271	$267,725	$(2,344)	$265,381
Depreciation and amortization	$37,194	$32,435	$835	$33,270
Income tax expense (benefit)	$62,089	$58,454	$(789)	$57,665
Capital expenditures	$112,920	$107,937	$226	$108,163
Total assets	$996,812	$802,926	$38,972	$841,898

1
5

Reconciliation of Net Income to EBITDA:

	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$183,433	$176,939	$(2,390)	$174,549
Interest expense (income), net	2,555	(103)	—	(103)
Income tax expense (benefit)	62,089	58,454	(789)	57,665
Depreciation and amortization	37,194	32,435	835	33,270

EBITDA	$285,271	$267,725	$(2,344)	$265,381

17.	SEASONALITY
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

1
6

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
Average cost per claim experienced in the nine months ended September 30, 2023 was lower than that experienced in the nine months ended September 30, 2022, which was elevated due to the closure of three large claims, and lower than the Company’s expectations for 2023. The number of incoming claims received in the nine months ended September 30, 2023 was lower than the number of claims received in the nine months ended September 30, 2022, and lower than the Company’s expectations for 2023. After evaluating the declining trend in incoming claims in its actuarial analysis, the Company decreased its estimate of the number of future claims to be settled with payment. As a result of the decrease in estimated future claims, in the three-month period ended September 30, 2023, the Company recorded a reduction of $3.8 million to its warranty reserve for the future settlement of surface flaking claims. The Company believes the reserve at September 30, 2023 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.1 million change in the surface flaking warranty reserve.
The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.
The following is a reconciliation of the Company’s residential product warranty reserve (in thousands):

	Nine months Ended September 30, 2023
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$15,905	$9,694	$25,599
Provisions (changes in estimates)	(3,800)	4,824	1,024
Settlements made during the period	(1,522)	(2,135)	(3,657)

Ending balance, September 30	$10,583	$12,383	$22,966

	Nine months Ended September 30, 2022
	Surface Flaking	Other Residential	Total
Beginning balance, January 1	$18,542	$10,053	$28,595
Provisions (changes in estimates)	—	3,098	3,098
Settlements made during the period	(2,243)	(1,901)	(4,144)

Ending balance, September 30	$16,299	$11,250	$27,549

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

1
7

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

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

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

•

Highlights and Financial Performance – a summary of financial performance and highlights for the three months and nine months ended September 30, 2023, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.

•

Results of Operations — an analysis of our consolidated results of operations for the three months and nine months ended September 30, 2023 compared to three months and nine months ended September 30, 2022, respectively.

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

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, Trex Select T-Rail and Trex Signature aluminum railing. Our high-performance composite and aluminum deck railing kits and systems are sustainably manufactured, easy to install and durable. Trex railing systems are built with the same durability as Trex decking and will not rot, warp, peel or splinter and resist fading and corrosion. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Select T-Rail, made from a minimum of 40 percent recycled materials, is available in square composite balusters in Classic White for a cohesive, coordinated look, or round aluminum balusters in Charcoal Black for a more modern contrast. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

Fencing

Our Trex Seclusions® composite fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rails, pickets, top rails and decorative post caps. The top and bottom rails of Trex fencing are designed to provide a “picture frame’ element and the deep rich colors have a matte surface to prevent harsh sunlight reflections.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•

Trex Named a 2023 Eco Leader by Green Builder Media. Trex earned highest honors awarded by Green Builder Media in the Eco Leader category. This is the second time Trex has earned this prestigious honor having previously been recognized in 2019. Trex is the only decking brand ever to be awarded Eco Leader status, which signifies companies across the building products arena that are working to quantify ESG concepts in meaningful ways.

•

Trex and Keep Arkansas Beautiful Awarded “Recycling Education Program of the Year.” A joint initiative by Trex Company and Keep Arkansas Beautiful was celebrated in September as the “2023 Recycling Education Program of the Year” by the Arkansas Recycling Coalition (ARC). The annual ARC Awards honors organizations that have made significant contributions to the education and advancement of waste reduction, recycling, and sustainability in Arkansas over the previous year.

•	Trex Hosts Investor Day in New York. In September, Bryan Fairbanks, President and CEO laid out the company’s five-year financial targets for organic growth.

•

Trex Launches New Community Recycling Challenge. The updated NexTrex Recycling Challenge combines the company’s award-winning community and school recycling programs and moves from competition-driven model to self-initiated challenge. Additionally, Trex has made the process easier and more equitable, so more participants have the opportunity to earn recognition and rewards for their recycling efforts. Under the new structure, any participating organization that collects at least 1,000 pounds of recycled plastic film during a 12-month period qualifies to receive a composite bench from the Trex Outdoor Furniture Collection.

•

Trex Transcend Lineage Recognized in Good Housekeeping’s Renovation Awards. Trex Transcend Lineage has been recognized in Good Housekeeping’s 2023 Home Renovation Awards in the Exterior Enhancements category. Enhancing its appeal, Trex Transcend Lineage offers the look and feel of real wood, but without the environmental impact of deforestation.

Financial Performance:

The following table presents highlights of our financial performance:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
($000s omitted, except per share data)
Net sales	$303,836	$188,472	$115,364	61.2%
Gross profit	$130,895	$46,208	$84,687	183.3%
Net income	$65,266	$14,423	$50,843	352.5%
EBITDA	$99,359	$30,816	$68,543	222.4%
Diluted earnings per share	$0.60	$0.13	$0.47	361.5%

	Nine months Ended September 30,
	2023	2022	$ Change	% Change
($000s omitted, except per share data)
Net sales	$899,092	$913,950	$(14,858)	(1.6)%
Gross profit	$381,771	$338,498	$43,273	12.8%
Net income	$183,433	$174,549	$8,884	5.1%
EBITDA	$285,271	$265,381	$19,890	7.5%
Diluted earnings per share	$1.69	$1.55	$0.14	9.0%

Capital expenditures. During the nine months ended September 30, 2023, our capital expenditures were $112.9 million primarily related to $65.1 million for the Arkansas manufacturing facility, $17.9 million in cost reduction initiatives, $12.2 million for our new corporate headquarters, and $9.5 million related to other capacity expansion, safety, environmental and general support.

Repurchases of common shares. During the nine months ended September 30, 2023, we repurchased 264,896 shares of our outstanding common stock under the 2023 Stock Repurchase Program.

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

Towards the end of June 2022, Trex Residential experienced a reduction in demand from its distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter of 2022 Trex Residential’s channel partners met demand partially through inventory drawdown. The drawdown negatively impacted third quarter and fourth quarter 2022 sales. In response to this changed environment, Trex Residential immediately took measures to manage a production slowdown, including labor force reductions, production organization, as well as other cost actions.

Sale of Substantially All of the Assets of Trex Commercial Products, Inc. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture of Trex Commercial reflects our decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of our outdoor living strategy. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the three months and nine months ended September 30, 2022.

Net Sales. Net sales consist of sales, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex Residential operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically provided our distributors and dealers of our Trex Residential products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts, favorable payment terms, price discounts, or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of our incentive programs can significantly impact sales, receivables and inventory levels during the offering period.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2023 (2023 quarter) compared to the three months ended September 30, 2022 (2022 quarter), and for the nine months ended September 30, 2023 (2023 nine-month period) compared to the nine months ended September 30, 2022 (2022 nine-month period).

Three Months Ended September 30, 2023 Compared To The Three Months Ended September 30, 2022

Net Sales

	Three Months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Total net sales	$303,836	$188,472	$115,364	61.2%
Trex Residential net sales	$303,836	$177,776	$126,060	70.9%
Trex Commercial net sales	N/A	$10,696	N/A	N/A

Total net sales in the 2023 quarter were higher compared to net sales in the 2022 quarter resulting in an increase of $115.4 million, or 61.2%. The increase in net sales was substantially all due to increased volume which was the result of strong secular trends in the outdoor living category and by the non-recurrence of the channel inventory drawdown that occurred during the 2022 quarter.

Gross Profit

	Three Months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Cost of sales	$172,941	$142,264	$30,677	21.6%
% of total net sales	56.9%	75.5%
Gross profit	$130,895	$46,208	$84,687	183.3%
Gross margin	43.1%	24.5%

Gross profit as a percentage of net sales, gross margin, was 43.1% in the 2023 quarter compared to 24.5% in the 2022 quarter. Excluding the $3.8 million dollar benefit from a reduction of the surface flaking warranty reserve, gross margin for the 2023 quarter was 41.8%. Excluding Trex Commercial, gross margin for the 2022 quarter was 25.4%. The increase in gross margin in the 2023 quarter was the result of higher volume, cost out initiatives, and positive plant performance. The 2022 quarter was negatively impacted by our channel partners inventory drawdown to rightsize their inventories and additional costs as we restructured our operations for reduced production levels.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Selling, general and administrative expenses	$44,532	$26,857	$17,675	65.8%
% of total net sales	14.7%	14.2%

Selling, general and administrative expenses increased $17.7 million in the 2023 quarter. The increase was primarily related to a $10.6 million increase in personnel related expenses including incentive compensation. The 2022 quarter included a $2.9 million reduction in incentive compensation related to restructuring of our operations to support our channel partner inventory drawdown. Other changes to the 2023 quarter included a $5.8 million increase in branding expenses and a $1.5 million increase to other expenses.

Provision for Income Taxes

	Three Months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Provision for income taxes	$21,831	$4,928	$16,903	343.0%
Effective tax rate	25.1%	25.5%

The effective tax rate for the 2023 quarter of 25.1% was comparable to the effective tax rate of 25.5% for the 2022 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$65,266	$15,287	$(864)	$14,423
Interest (income), net	(734)	—	—	—
Income tax expense (benefit)	21,831	5,211	(283)	4,928
Depreciation and amortization	12,996	11,194	271	11,465

EBITDA	$99,359	$31,692	$(876)	$30,816

	Three Months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Total EBITDA	$99,359	$30,816	$68,543	222.4%
Trex Residential EBITDA	$99,359	$31,692	$67,667	213.5%
Trex Commercial EBITDA	N/A	$(876)	N/A	N/A

Total EBITDA increased 222.4% to $99.4 million for the 2023 quarter compared to $30.8 million for the 2022 quarter. The increase in EBITDA was driven primarily by an increase in net sales and gross profit.

Nine Months Ended September 30, 2023 Compared To The Nine Months Ended September 30, 2022

Net Sales

	Nine months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Total net sales	$899,092	$913,950	$(14,858)	(1.6)%
Trex Residential net sales	$899,092	$878,892	$20,200	2.3%
Trex Commercial net sales	N/A	$35,058	N/A	N/A

Total net sales decreased by $14.9 million, or 1.6%, in the 2023 nine-month period compared to the 2022 nine-month period. The reduction in total net sales was the result of the divesture of Trex Commercial at the end of 2022. The $20.2 million, or 2.3%, increase in Trex Residential net sales was primarily due to the launch of premium performance products and their associated pricing designed to support the high end of the market.

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

Gross Profit

	Nine months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Cost of sales	$517,321	$575,452	$(58,131)	(10.1)%
% of total net sales	57.5%	63.0%
Gross profit	$381,771	$338,498	$43,273	12.8%
Gross margin	42.5%	37.0%

Gross profit as a percentage of net sales, gross margin, was 42.5% in the 2023 nine-month period compared to 37.0% in the 2022 nine-month period. Excluding Trex Commercial, gross margin for the 2022 quarter was 38.1%. The increase in the 2023 nine-month period was primarily the result of cost efficiencies, positive plant performance and materials management. The increase was partially offset by lower absorption due to reduced production and higher depreciation and utilities.

Selling, General and Administrative Expenses

	Nine months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Selling, general and administrative expenses	$133,694	$106,387	$27,307	25.7%
% of total net sales	14.9%	11.6%

Selling, general and administrative expenses increased $27.3 million in the 2023 nine-month period. The increase primarily related to a $19.9 million increase in personnel related expenses including incentive compensation, a $4.5 million increase in branding expenses, a $2.9 million increase in research and development expenses and other expenses.

Provision for Income Taxes

	Nine months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Provision for income taxes	$62,089	$57,665	$4,424	7.7%
Effective tax rate	25.3%	24.8%

The effective tax rate for the 2023 nine-month period of 25.3% was comparable to the effective tax rate of 24.8% for the 2022 nine-month period.

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

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Nine months Ended September 30, 2023	Nine months Ended September 30, 2022
	Trex Residential and Consolidated	Trex Residential	Trex Commercial	Consolidated
Net Income (loss)	$183,433	$176,939	$(2,390)	$174,549
Interest expense (income), net	2,555	(103)	—	(103)
Income tax expense (benefit)	62,089	58,454	(789)	57,665
Depreciation and amortization	37,194	32,435	835	33,270

EBITDA	$285,271	$267,725	$(2,344)	$265,381

	Nine months Ended September 30,		$ Change	% Change
	2023	2022

	(dollars in thousands)
Total EBITDA	$285,271	$265,381	$19,890	7.5%
Trex Residential EBITDA	$285,271	$237,725	$47,546	20.0%
Trex Commercial EBITDA	N/A	$(2,344)	N/A	N/A

Total EBITDA increased 7.5% to $285.3 million for the 2023 nine-month period compared to $265.4 million for the 2022 nine-month period. The increase in EBITDA was driven primarily by an increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. As of September 30, 2023 we had $4.6 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$288,225	$244,393
Net cash used in investing activities	(112,920)	(108,118)
Net cash used in financing activities	(182,986)	(271,443)

Net decrease in cash and cash equivalents	$(7,681)	$(135,168)

Operating Activities

Cash provided by operating activities was $288.2 million during the 2023 nine-month period compared to cash provided by operations of $244.4 million during the 2022 nine-month period. In general, the $43.8 million increase in cash provided by operating activities reflects higher earnings and reduced investment in working capital in the 2023 period. Specifically, cash provided by operating activities was impacted significantly by two offsetting factors, an increase in accounts receivable and a decrease in inventory.

The increase in accounts receivable in the 2023 period was primarily due to increased sales in the three months ended September 2023 compared to sales in the three months ended September 2022, and, to a lesser extent, a result of differences in payment terms offered to customers in 2023 compared to those offered in 2022. We expect substantially all of the accounts receivables balances as of September 30, 2023 will be collected during the fourth quarter of 2023.

The effect of the increase in accounts receivable was offset, in part, by a decrease in inventory in the 2023 nine-month period compared to an increase in inventory in the 2022 nine-month period. The increase in inventory in the 2022 period was a result of the decline in sales that occurred as our distribution partners met demand partially through inventory drawdowns. The decrease in inventory in the 2023 period reflects a return to more normal purchase patterns from our distribution partners.

Investing Activities

Capital expenditures in the 2023 nine-month period were $112.9 million primarily related to $65.1 million for the Arkansas manufacturing facility, $17.9 million in cost reduction initiatives, $12.2 million for our new corporate headquarters, and $9.5 million related to other capacity expansion, safety, environmental and general support.

Financing Activities

Net cash used in financing activities in the 2023 nine-month period consisted primarily of net borrowings under our line of credit and repurchases of our outstanding common stock.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Company has repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and 264,896 shares were repurchased under the 2023 Stock Repurchase Program as of September 30, 2023.

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

At September 30, 2023, we had $56.5 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $493.5 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Average cost per claim experienced in the nine months ended September 30, 2023 was lower than that experienced in the nine months ended September 30, 2022, which was elevated due to the closure of three large claims, and lower than the Company’s expectations for 2023. The number of incoming claims received in the nine months ended September 30, 2023 was lower than the number of claims received in the nine months ended September 30, 2022, and lower than the Company’s expectations for 2023. After evaluating the declining trend in incoming claims in its actuarial analysis, the Company decreased its estimate of the number of future claims to be settled with payment. As a result of the decrease in estimated future claims, in the three-month period ended September 30, 2023, the Company recorded a reduction of $3.8 million to its warranty reserve for the future settlement of surface flaking claims. The Company believes the reserve at September 30, 2023 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.1 million change in the surface flaking warranty reserve.

The Company also maintains a warranty reserve for the settlement of other residential product warranty claims and records the provision at the time of product sale.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2023	2022
Claims open, beginning of period	1,729	1,759
Claims received (1)	451	507
Claims resolved (2)	(453)	(506)

Claims open, end of period	1,727	1,760

Average cost per claim (3)	$3,977	$5,200

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

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

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2023.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer (the Company’s principal executive officer) and its Acting Chief Financial Officer (the Company’s principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the President and Chief Executive Officer and the Acting Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since December 31, 2022, there have been no material changes to the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings made with the SEC. You should be aware that such risk factors and other information may not describe every risk we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2023 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2023 – July 31, 2023	—	—	—	10,535,104
August 1, 2023 – August 31, 2023	3,454	$75.95	—	10,535,104
September 1, 2023 – September 30, 2023	686	$72.75	—	10,535,104

Quarterly period ended September 30, 2022	4,140		—

(1)

During the three months ended September 30, 2023, 4,140 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Trex 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and 264,896 shares were repurchased under the 2023 Stock Repurchase Program as of September 30, 2023.

Item 5.	Other Information

Amended and Restated By-Laws of the Company dated October 25, 2023. On October 25, 2023 the Board of Directors of the Company approved and adopted amendments to Article IV, Section 1 and Article V, Section 2.(b) of the Company’s Amended and Restated By-laws, effective immediately, to grant authority to the Chief Executive Officer to appoint officers of the Corporation at the level of Vice-President or below and to fill any vacancy among such officers, any such appointment to be reported to the Board of Directors no later than the next regular meeting of the Board of Directors after such action is taken.

A copy of the Amended and Restated By-Laws, as amended October 25, 2023, is attached as Exhibit 3.3 hereto and is incorporated by reference.

Appointment of Adam D. Zambanini as Executive Vice President and Chief Operating Officer. On October 25, 2023, our Board of Directors appointed Adam Zambanini to serve as our Executive Vice President and Chief Operating Officer. Mr. Zambanini, age 46, previously served as President of Trex Residential Products since July 2018. There was no change to Mr. Zambanini’s compensation, and the information related to Mr. Zambanini’s compensation set forth in our definitive proxy statement filed on Schedule 14A on March 21, 2023 is incorporated herein by reference.

Item 6.	Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 30, 2023	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
President and Chief Executive Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022.	10-Q	3.2	May 9, 2022	001-14649

3.3*	Amended and Restated By-Laws of the Company dated October 25, 2023.

10.1**	Trex Company, Inc. 2023 Stock Incentive Plan.	10-Q	10.1	May 8, 2023	001-14649

10.2**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023.	10-Q	10.2	July 31, 2023	001-14649

10.3**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.3	July 31, 2023	001-14649

10.4**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.4	July 31, 2023	001-14649

10.5**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.5	July 31, 2023	001-14649

10.6**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.6	July 31, 2023	001-14649

10.7**	Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks.	10-Q	10.7	July 31, 2023	001-14649

10.8**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.8	July 31, 2023	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.