Form 10-K
period 2023-12-31
TREX CO INC
filed 2024-02-26
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form

10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number:

001-14649

Trex Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-1910453
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Trex Way, Winchester, Virginia	22601
(Address of principal executive offices)	(Zip Code)
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

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated

filer, a smaller reporting Company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “or an emerging growth company” in Rule

12b-2

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
Indicate by check mark whether the registrant is a shell Company (as defined in Rule

12b-2

of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common equity held by non-affiliates

of the registrant at June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.1 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.
The number of shares of the registrant’s common stock outstanding on February 12, 2024 was 108,623,606.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Form

10-K

as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2024 Annual Meeting of Stockholders	Corporate governance (under Part I, Item 1) and Part III

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

General

Trex Company, Inc. (Trex), was incorporated as a Delaware corporation in 1998. Through December 30, 2022, Trex had one wholly-owned subsidiary, Trex Commercial Products, Inc. Together, Trex and Trex Commercial Products, Inc. are referred to as the Company, we or our. The Company is the world’s largest manufacturer of composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. Our principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and our telephone number at that address is (540) 542-6300.

Business and Growth Strategies

More than 30 years ago, Trex invented the composite decking category. Today, Trex continues to reinvent and redefine outdoor living with a commitment to innovation and growth that has made Trex the world’s #1 brand of sustainably made wood-alternative decking and deck railing, along with a comprehensive portfolio of sustainable, high performance, low-maintenance outdoor living products including fencing, cladding, fasteners, and outdoor lighting. Helping homeowner’s design outdoor spaces that reflect their individual styles and budgets, coupled with products at various price points makes Trex the leading brand for homeowners seeking to invest in their outdoor living spaces. Trex’s ability to leverage strong brand awareness and a product offering with the advantages of sustainability, low-maintenance, and durability to help fuel conversion from wood decking and railing to Trex positions our Company well within the large and expanding Outdoor Living market.

Key to Trex’s leadership and growth is the strength of the Trex brand. Marketing investments focused on homeowners’ needs and wants drove brand awareness to its highest level in a decade, with 90% of people surveyed being aware of the Trex brand, while products for every price point help drive profitable growth and wood conversion. Brand strength coupled with an unparalleled distribution and pro-channel dealer network and a leading brand presence at major home improvement retailers ensures that homeowners can find Trex products wherever and whenever they choose.

As the inventor of composite decking, Trex is known for delivering innovative products leveraging the proprietary and skill-based advantages in our eco-friendly manufacturing process. We continue to extract value from the materials by broadening our material streams, implementing new material processes, and developing the next generation of low-cost materials. Our growth and margin expansion strategy positions us well to expand our leadership position in the category with beautiful, high performance, low-maintenance products and includes the following initiatives:

•	Accelerate material conversion from wood.

•	Expand our market by introducing new products that are innovative, eco-friendly and durable.

•	Leverage brand leadership to drive customer demand.

•	Increase the number of stocking dealers and retailers by leveraging our market-leading channel relationships.

•	Drive margin expansion by continually improving our polyethylene recycling capabilities and manufacturing productivity.

•	Execute strategic acquisitions that expand our product offerings and/or enrich our manufacturing process.

Products

Operations and Products: The Company operated in one reportable segment during the year ended December 31, 2023: Trex Residential. The Company operated in two reportable segments during the years ended December 31, 2022, and December 31, 2021: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, the Company sold substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial Products, Inc. See related information in Note 3 to the Consolidated Financial Statements to this Form 10-K.

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

Trex offers the following products through Trex Residential:

Decking and Accessories

Our principal decking products are Trex Signature®, Trex Transcend® Lineage™, Trex Transcend®, Trex Select®, and Trex Enhance®. In addition, our Trex Transcend decking product can also be used as cladding. Our high-performance, low-maintenance, eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold and scratching. Trex Signature decking offers realistic woodgrain aesthetics that raises the bar for beauty, performance and sustainability and is available in two luxurious hues inspired by stunning natural settings. Trex Transcend Lineage is the next generation of design and performance in composite decking and is available in four luxurious, on-trend hues inspired by some of the most picturesque locales in the United States. Our Trex Transcend decking provides elevated aesthetics paired with the highest level of performance and is available in eight multi-tonal monochromatic classical earth tones and premium tropical colors. Trex Select decking offers the perfect pairing of price and minimal maintenance and is available in five nature-inspired earth tone colors. Our Trex Enhance boards pair the beauty of authentic wood-grain appearance with the durability of composite with minimal maintenance and the affordability of wood and is available in natural and basic colors.

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

Railing

Our railing products are Trex Transcend Railing, Trex Select Railing, Trex Select T-Rail, and Trex Signature® aluminum railing. Our high-performance composite and aluminum deck railing kits and systems are sustainably manufactured, easy to install and durable. Trex railing systems are built with the same durability as Trex decking and will not rot, warp, peel or splinter and resist fading and corrosion. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in the colors of Trex Transcend decking and finishes that make it appropriate for use with Trex decking products as well as other decking materials, which we believe enhances the sales prospects of our railing products. Trex Select Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Select T-Rail, made from a minimum of 40 percent recycled materials, is available in square composite balusters in Classic White for a cohesive, coordinated look, or round aluminum balusters in Charcoal Black for a more modern contrast. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look.

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
Trex® RainEscape®, Trex® Protect®, Trex® RainEscape®Soffit Light, and Trex® Seal™Ledger Flashing Tape

An above joist deck drainage system manufactured and sold by IBP, LLC. Trex Protect Joist, Beam and Rim tape is a self-adhesive butyl tape that protects wooden deck framing/substructure elements. Trex RainEscape Soffit Light is a plug-and-play LED Soffit light that is installed in the under-deck ceiling of a two-story deck. Trex Seal Ledger Flashing tape is butyl flashing tape with an aluminum liner.

Trex® Pergola™	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex® Lattice™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole™	Cornhole boards manufactured and sold by IPC Global Marketing LLC.
Trex® Blade™	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex® SpiralStairs	A staircase alternative for use with all deck substructures manufactured and sold by SS Industries dba Paragon Stairs.
Trex® Outdoor Kitchens™	Outdoor kitchen cabinetry manufactured and sold by Danver Outdoor Kitchens.

Trex Commercial designed and engineered custom railing solutions prevalent in professional and collegiate sports facilities, standardized architectural and aluminum railing systems targeted at commercial and high-rise applications, and custom staging systems for the performing arts, sports, and event production and rental market. Trex Commercial marketed to architects, specifiers, contractors, and building owners.

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

In the years ended December 31, 2023, 2022, and 2021, sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the years ended December 31, 2023, 2022, and 2021, three customers of Trex Residential represented approximately 72%, 64%, and 61%, respectively, of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales.

Trex Commercial: Prior to the sale of Trex Commercial on December 30, 2022, we sold modular and architectural railing and staging systems to the commercial and multifamily market, including sports stadiums and performing arts venues, primarily to facility owners and general contractors throughout the country. We marketed these products through direct sales staff, independent sales representatives, and bidding on projects.

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

In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. We anticipate spending approximately $450 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through our ongoing cash generation or our line of credit.

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

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2023, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one year for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

•

Reclaimed Wood Fiber: Most of our reclaimed wood supply originates in North America through relationships with cabinet makers, wood flooring manufacturers, sawmills, lumberyards and other entities that generate and collect wood byproducts in their operations. In addition, we purchase scrap select wood chips generated from various farming operations. If the reclaimed wood fiber meets our specifications, our reclaimed wood fiber supply agreements generally require us to purchase at least a specified minimum and at most a specified maximum amount of reclaimed wood fiber. Depending on our needs, the amount of reclaimed wood fiber that we actually purchase within the specified range under any supply agreement may vary significantly from year to year.

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

Training

Trex University is our state-of-the-art training facility located near our Virginia manufacturing plant designed to educate and train retailers, contractors and other partners on the benefits of Trex Residential aesthetically pleasing, high-performance, low-maintenance, eco-friendly outdoor living products. In addition, Trex Academy is an online multimedia content hub dedicated to helping the Trex Residential Do-It-Yourself customer bring their deck dreams to life by providing how-to content.

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

Seasonality

Our operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions may reduce the level of home improvement and construction activity and can shift demand for our products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential Products has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

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

We are also subject to federal, state and local environmental regulation. The emissions of particulates and other substances from our manufacturing facilities must meet federal and state air quality standards implemented through air permits issued to us by the Department of Environmental Quality of the Commonwealth of Virginia, the Division of Environmental Protection of Nevada’s Department of Conservation and Natural Resources, and the Division of Environmental Quality of Arkansas’ Department of Energy and Environment. Our facilities are regulated by federal and state laws governing the disposal of solid waste and by state and local permits and requirements with respect to wastewater and storm water discharge. Compliance with environmental laws and regulations has not had a material adverse effect on our business, operating results or financial condition.

Our operations also are subject to workplace safety regulation by the U.S. Occupational Safety and Health Administration, the Commonwealth of Virginia, and the States of Nevada and Arkansas. Our compliance efforts include safety awareness and training programs for our production and maintenance employees.

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

We have two current U.S. Patents for decking technology. We intend to maintain our existing patents in effect until they expire on January 15, 2038 and May 23, 2038, respectively, as well as to seek additional patents as we consider appropriate.

We enter into confidentiality agreements with our employees and limit access to and distribution of our proprietary information. If it is necessary to disclose proprietary information to third parties for business reasons, we require that such third parties sign a confidentiality agreement prior to any disclosure.

Human Capital

As of December 31, 2023, Trex employed 1,765 full-time employees. Our people are what have fueled our growth as the world’s #1 brand of sustainably made, wood-alternative decking and deck railing for nearly three decades. As we look to the future, we continue to put our people first as we execute on a comprehensive plan for strategic talent management.

Over the past year, we have made significant investments in the infrastructure across all aspects of our human capital development. We have updated and enriched competency models to standardize and align all aspect of recruiting, hiring, training, and development. We have invested heavily in our employer value proposition to increase visibility and awareness of our careers to a wider and more diverse talent pool. We have implemented targeted development programs like our Trex Leadership Academy so that senior leaders and high potential team members have the opportunity to develop their skills as they contribute to Company performance. We have also invested heavily in our culture, ensuring that leaders and team members hold each other accountable to our shared beliefs and values though out all parts of the organization.

To help support our strategic talent development, we invested in several enabling tools and systems to strengthen our decision making and accelerate our progress. In 2023, we began a semi-annual cadence of employee engagement surveying and action planning using tools from the Gallup organization. All Company managers and leaders received training on the tools and new expectations have been set to ensure action is taken between each survey. We have also continued to evolve our internal communications function. New tools, channels, and processes have enabled the Company to move beyond weekly newsletter updates to real-time news sharing and dynamic access to information through a centralized intranet. Finally, we updated our annual performance and ongoing coaching expectations for all people leaders, creating more standardized process and usable information for functions like high potential identification and succession planning.

While significant investments have been made on internal development, wide-net recruiting outside talent continues to infuse the Company with new and diverse perspectives. An expanded summer internship program coupled with an aggressive campus recruitment program has created a pipeline of young talent, while at the same time we continue to attract some of the most talented senior leaders from around the country to fill key leadership positions.

Trex continues to be committed to building a workforce that is reflective of the communities in which we operate. Embracing diverse perspectives and fostering a culture of inclusion and belonging are at the core of what has fueled Trex’s legacy of invention and innovation. We continue to find new ways to increase opportunities for underrepresented team members, including offering English language classes for non-native speakers and partnering with local agencies to provide employment opportunities to neuro-diverse candidates.

As an equal opportunity employer, Trex is committed to providing fair and equitable pay for all employees across the Company. We have a strong track record as an industry leader in terms of hourly wages, salary and total compensation. We use a compensation grade structure as part of our process to determine the appropriate grade level for each position at Trex. As a result, we set the pay range for each position before considering who we might hire to fill that role. In addition, we regularly review our compensation structures for signs of emerging inequities along gender or ethnicity lines as well as market competitiveness. Our employees are not covered by collective bargaining agreements and we believe that our relationships with our employees are favorable. Our Human Rights Policy sets forth our values related to working conditions and human rights, and it underscores our philosophy about the way we conduct our business. The policy is available at www.trex.com/our-company.

We know our people are what will fuel our future growth and innovation and we are committed to reinvesting in our people and executing our strategic talent management plan at the highest level.

Corporate Governance

Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 21, 2023 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at www.trex.com/our-company. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s Senior Vice President, Chief Legal Officer and Secretary.

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

The Nominating / Corporate Governance Committee of the Board of Directors oversees the Company’s environmental, social and governance (ESG) matters that are significant to the Company. Periodically, the Committee reviews the Company’s ESG strategy, initiatives and policies and receives updates from the Group Vice President, Marketing and ESG Development, who oversees the Company’s ESG initiatives. Also, environmental matters relevant to the Company’s operations are the responsibility of the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, the Senior Vice President and Chief Financial Officer, and the Senior Vice President, Chief Legal Officer and Secretary.

Trex Residential’s proprietary, eco-friendly processing method minimizes greenhouse gas emissions, and our bi-coastal factories reduce fuel consumption and CO2 emissions. We strive to reduce energy use and associated greenhouse gas emissions in Trex manufacturing operations by designing our facilities to run efficiently. In addition, almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill.

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

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. Trex Transcend® Lineage™ was named as a 2023 Sustainable Product of the Year by Green Builder Media. In addition, Trex was also recognized as Sustainable Brand Leader in the decking category of Green Builder’s annual Reader’s Choice Survey for the 13th consecutive year. Trex also earned the Lowe’s 2023 Sustainability Award, recognition as one of the 100 Best ESG Companies for 2023 by Investor’s Business Daily and Trex was ranked by Newsweek magazine as one of America’s Most Responsible Companies 2024.

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

Each of our manufacturing sites has a dedicated health and safety (EHS) coordinator and committee. The Site EHS Managers ensure safety is at the forefront of our manufacturing operations every day. Employee representatives on the Process Safety Committee meet monthly to collect, discuss and act upon safety feedback from their colleagues. Our active Process Safety Committees perform safety audits and observations, review and trend all incidents, and participate in all Pre-Startup Safety Reviews and are an example of our robust employee engagement in safety. Long term, the Company is committed to pursuing Occupational Health and Safety Administration Voluntary Protection Program (VPP) recognition and is an active participant in state level VPP development programs. The Company is a member of the Voluntary Protection Program Participants Association, the National Safety Council, and the National Fire Protection Association. Also, we support all EHS staff in becoming Certified Occupational Safety Specialists and obtaining the Certificate for Occupational Safety Managers through programs offered by the Federal Occupational Health and Safety Administration.

Websites and Additional Information

The U. S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. Our website is www.trex.com. In addition, we maintain an Internet corporate web site at www.trex.com/our-company/investor-relations. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print, or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A.	Risk Factors

Our business operates in one reportable segment, Trex Residential, and is subject to a number of risks, including the following.

Risks Related to the Distribution and Sale of Our Product

Risk	Discussion

Description

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Impact

Our failure to compete successfully could have a material adverse effect on our ability replace wood products or increase our market share amongst wood-alternative products.

•   If our products do not meet emerging demands and preferences, we could lose market share, which could have a material adverse effect on our business.

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

Our primary competition consists of wood products, which constitute a substantial majority of decking, railing, fencing, and deck framing sales. Since composite products were introduced to the market in the late 1980s, their market acceptance has increased. Our ability to grow depends, in part, on our success in continuing to convert demand for wood products into demand for our composite products. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products.

Our ability to compete depends, in part, upon a number of factors outside our control, including the ability of competitors to develop new alternatives that are more competitive with Trex products. Our ability to identify and respond to emerging consumer demands and preferences for our products depends, in part, on how successfully we develop, manufacture and market new products.

To increase our market share, we must overcome:

•   Lack of awareness of the enhanced value of composite products in general and our products in particular;

•   Resistance of many consumers and contractors to change from well-established wood products;

•   Consumer lack of awareness that the greater initial expense of our products compared to wood is a one-time cost that is reduced over time as our products have lower maintenance costs and a longer life span than wood;

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

The demand for our composite decking and railing products is influenced by the general health of the economy, the level of home improvement activity and, to a much lesser extent, new home construction. These factors are affected by home equity values, credit availability and interest rates, consumer confidence, income and spending habits, employment, inflation, and general economic conditions.

Risk	Discussion

Description

We may not be able to fully maintain or expand our wholesaler and dealer channels.

Impact

If we fail to compete successfully for wholesale distributors and dealers, our business could experience material adverse effects, which could negatively impact profitability and cash flows.

We sell most of our composite decking and railing products through our network of wholesale distributors who, in turn, sell to retail lumber outlets. Our growth strategy depends on maintaining and expanding this network and on our ability to compete with other entities for these channels. In order to successfully compete for wholesaler distributors, dealers and retail lumber outlets, we must accurately assess their customers’ needs and preferences.

Risk	Discussion

Description

Certain of our customers account for a significant portion of our sales, and the loss of one or more of these customers could have an adverse effect on our business.

Impact

The loss of a significant customer could have a significant negative impact on our business, results of operations and financial condition.

A limited number of our customers account for a significant percentage of our sales. For the years ended December 31, 2023, 2022, and 2021, three customers of Trex Residential represented approximately 72%, 64%, and 61%, respectively, of the Company’s total net sales. We expect that a significant portion of our sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales.

Risk	Discussion

Description

Our operating results may vary quarter to quarter due to the level of inventory maintained in our distribution channel.

Impact

We have limited visibility to project inventory levels in our two-step distribution channel. Any sudden fluctuation in demand from our distribution partners may require us to quickly increase or decrease our manufacturing inputs and outputs. If we are unable to effectively respond in a timely manner our short-term results of operations may be negatively impacted.

We sell our composite decking and railing products through our distribution channel who, in turn, sell to end-use consumers. Our distribution partners manage their inventory levels by forecasting demand for our products, placing orders for the products, and maintaining product inventories in order to meet consumer demand. Inventory levels respond to a number of factors, including, without limitation, changes in product price, the number of competitors, product innovation, and the level of discretionary spending by consumers. Therefore, our operating results are subject to inventory stocking decisions made by our distribution partners and may vary quarter to quarter. Past performance will not necessarily indicate future performance.

Risk	Discussion

Description

The demand for our outdoor living products may be negatively affected by seasonal, erratic, or prolonged adverse weather conditions.

Impact

Seasonal, erratic, or prolonged adverse weather conditions may shift sales of our products to future periods or decrease overall sales in affected locations, which could have a negative impact on our results of operations and liquidity.

Our products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and weather conditions during the time they are to be installed. Seasonal, erratic or prolonged adverse weather conditions may interfere with ordinary construction, delay projects or lead to cessation of construction involving our products.

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

Description

Our business is dependent on consistently producing a product which is available when needed to meet the demands of our customers. As our business grows, we must adjust capacity to meet customer needs and provide increased throughput on our existing capacity.

Impact

Our sales growth and profitability could suffer from our failure to effectively pair supply and demand for our products. Our customers’ demands for varying quantities of products and delivery items throughout the year, and increased demand year to year, require monitoring and the ability to adjust production in accordance with these demands. Failure to do so can lead to lost or reduced sales and have a negative effect on earnings.

In order to meet customer demand in a timely manner, we must adjust capacity to meet customer needs and provide increased throughput on our existing capacity. Our sourcing team must obtain raw materials on a timely basis at an appropriate volume.

Risk	Discussion

Description

We have made and may continue to make significant capital investments in new and existing manufacturing facilities, that may become impaired or obsolete and result in a charge to our earnings. In addition, underutilization of any such investments may result in reduced profitability through reduced gross profit and lower gross margins.

Impact

Our ability to achieve the expected benefits and returns from our capital investments, such as increased production, improved efficiency, cost savings, or diversification into new product markets, is subject to estimates, assumptions, and market risks. If the actual results differ from our estimates and assumptions, we may not achieve the benefits from the investments within the estimated time frame, if at all, which could adversely affect our financial condition and results of operations.

We have made and may continue to make significant investments in new manufacturing facilities, upgrading our existing facilities and acquiring businesses or operations. These investments sometimes involve the implementation of new technologies and replacement of existing equipment. While we anticipate that these investments will increase production, improve efficiency, achieve cost savings, or allow us to diversify into new product markets, we cannot be certain we will realize the benefits of these initiatives when anticipated or at all. Failure to achieve the expected benefits from our investments may result in reduced cash flows in future periods, obsolete or impaired assets, and charges to our earnings.

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

Future material increases to our warranty reserve could have a significant adverse effect on our profitability and cash flows.

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

Description

Our business is subject to risks in obtaining the raw materials we use. In addition, to the extent we source raw materials internationally changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.

Impact

Our business could suffer from the termination of significant sources of raw materials, the payment of higher prices for raw materials, the quality of available raw materials, or from the failure to obtain sufficient additional raw materials to meet planned increases in production.

The manufacture of our composite decking and railing products requires substantial amounts of wood fiber and scrap polyethylene. Our business strategy is to create a substantial cost advantage over our competitors by using scrap polyethylene. Our ability to obtain adequate supplies of wood fiber and scrap polyethylene depends on our success in developing new sources that meet our quality requirements, maintaining favorable relationships with suppliers and managing the collection of supplies from geographically dispersed locations. In addition to wood fiber and scrap polyethylene, we also use a small percentage of other materials in making our products, which are sometimes subject to volatility in supply and could negatively affect our profitability.

We procure certain of the raw materials we use in the manufacturing of our products from suppliers located outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy could increase the cost and/or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition and results of operations.

Risk	Discussion

Description

Periods of significant or prolonged inflation could affect our ability to obtain manufacturing inputs at acceptable prices and may negatively impact our profitability.

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

At the same time, we would expand our marketing campaigns, including campaigns to highlight the advantages of our decking over wood, as well as campaigns focused on innovation and new product development that further strengthens our consumer brand and distribution advantages.

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

In addition, the increasing concern over climate change may result in additional laws or regulations designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Compliance with newly enacted laws and regulations could impose operational and compliance burdens which may negatively impact our financial condition and results of operations.

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

Despite these proactive measures, there is no guarantee that these measures will prevent a cybersecurity incident that could have a material adverse effect on the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management

The Company has systems and processes for identification, assessment, and management of material risks from cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. The Company’s multi-faceted approach includes deploying applications and control activities to actively monitor and mitigate potential threats to the Company’s IT environment.

These activities include, but are not limited to, engaging an external third-party to monitor information systems security events, conducting annual security training of employees, testing employees via periodic phishing campaigns, conducting system vulnerability scanning, utilizing a patching program to remediate critical patches, and utilizing an external third-party to perform testing to identify gaps in the Company’s security program. The Company also performs third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners. Additionally, for providers of software-as-a-service and other services that hold Company data, the Company reviews and assesses industry standard certifications such as System and Organization Controls (SOC) 1 or SOC 2 reports and cybersecurity preparedness questionnaires. Mitigation of risk efforts are coordinated by the Company’s Director of Information Security, utilizing internal resources and third-party providers.

The Company has not had any cybersecurity risks that have materially affected the Company, including its business strategy, results of operations, or financial condition. Cybersecurity risks are disclosed in Part I Item 1A. Risk Factors, incorporated herein by reference.

Cybersecurity Governance

Our cybersecurity programs, including the cross-functional management committees responsible for identifying, assessing, and mitigating cybersecurity risks and incidents, are owned by our Chief Information Officer. Day-to-day administration of the cybersecurity programs are led by our Director of Information Security, a direct report to the Chief Information Officer. The Chief Information Officer has 27 years of technology leadership experience and a Master of Business Administration with a concentration in Management Information Systems. The Director of Information Security has 26 years of experience in infrastructure and security operations and a degree in Information Technology Management. The Director of Information Security is the chair of the Company’s Information Security Committee. The activities of the Information Security Committee are reviewed by the Executive Information Security Oversight Committee, which is comprised of members of our senior leadership team including our Chief Information Officer, the Senior Vice President, Chief Financial Officer, Senior Vice President, Chief Legal Officer and Secretary and Senior Vice President, Chief Human Resources Officer. The Executive Information Security Oversight Committee facilitates notification to the Audit Committee of emerging cybersecurity risks, and threats, the status of projects to strengthen the Company’s information security systems, and updates on any cybersecurity incidents.

The Audit Committee of the Board of Directors oversees cybersecurity related risks. Members of the Audit Commitree receive the above referenced notifications and updates on a quarterly basis from the Company’s Chief Information Officer as the designated representative of the Executive Information Security Oversight Committee.

Additionally, the Company has a Written Information Security Policy and a Cybersecurity Incident Response Plan that provides the above-referenced processes by which such committees are informed of and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents and material risks from cybersecurity threats.

Item 2.	Properties

We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose
Corporate Headquarters	62,942 SF	Owned	N/A	Virginia	Office Space

Corporate Headquarters	8 Acres	Owned	N/A	Virginia	Land

Trex Residential	1,848,535 SF	Leased	2023 – 2029	Virginia / Nevada/ Arkansas	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	1,236,360 SF / 455 Acres	Owned	N/A	Virginia / Nevada / Arkansas	Manufacturing Facilities, Storage and Office Space

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2023, we spent a total of $166.1 million on capital expenditures, primarily at our Trex Residential facilities, including $98.0 million related to construction of our Arkansas facility, $23.9 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $13.0 million related to our new corporate office development and $29.0 million for general support, safety and environmental initiatives.

In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. We anticipate spending approximately $450 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through our ongoing cash generation or our line of credit.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2023 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2023 – October 31, 2023	—	$—	—	10,535,104
November 1, 2023 – November 30, 2023	—	$—	—	10,535,104
December 1, 2023 – December 31, 2023	—	$—	—	10,535,104

Quarter ended December 31, 2023	—		—

(1)

During the three months ended December 31, 2023, no shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)

On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date and no shares were repurchased under the program during the three months ended December 31, 2023.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2018, in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2019, 2020, 2021, 2022 and 2023.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Trex Company, Inc.	$100.00	$151.42	$282.08	$454.95	$142.62	$278.94
Russell 2000 Index	$100.00	$125.53	$150.59	$173.16	$137.76	$161.09
S&P 600 Building Products	$100.00	$142.19	$179.24	$222.61	$184.43	$276.54

Other Stockholder Matters

As of February 12, 2024, there were approximately 138 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

In 2023, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors.” These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to, the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics and geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. MD&A includes the following sections:

•	Our Business — a general description of our business, a brief overview of our products, and highlights for the twelve months ended December 31, 2023.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies that require critical judgments and estimates.

•

Results of Operations — an analysis of our consolidated results of operations for 2023 and 2022 and year-to-year comparisons. An analysis of our consolidated results of operations for 2022 and 2021 and year-to-year comparisons between 2022 and 2021 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2022.

•	Liquidity and Capital Resources — an analysis of cash flows, contractual obligations, and a discussion of our capital and other cash requirements.

•	New Accounting Standards Not Yet Adopted — a general description of new accounting standards applicable to our business and a discussion of their expected impact.

OUR BUSINESS

General. The Company is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of our products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. The Company is focused on using renewable resources within our Trex Residential segment. Also, through December 30, 2022, the Company provided custom-engineered commercial railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. During the two years in the period ended December 31, 2022, the Company operated in two reportable segments: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential.

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

We remain focused on ensuring the capacity to service our Trex Residential channel partners is aligned with both current demand and expected future growth. In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began in the second quarter of 2022, and in July 2022, we entered into a design-build agreement. We anticipate spending approximately $450 million on the facility and the budget for the design-build agreement is contained within this amount. Construction will be funded primarily through our ongoing cash generation or our line of credit.

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

We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories

Trex Signature® decking

Trex Transcend® Lineage™ decking

Trex Transcend® decking

Trex Select® decking

Trex Enhance® decking

Trex Hideaway® hidden fastening system

Trex DeckLighting™ outdoor lighting system

Railing	Trex Transcend Railing Trex Select Railing Trex Select T-Rail Trex Signature® aluminum railing
Fencing	Trex Seclusions® fencing product

Trex Commercial offered modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues, through the date of divesture on December 30, 2022.

Highlights:

•	Trex Named 2024 America’s Most Trusted® Composite Decking Brand according to a nationwide study by Lifestory Research*.

•	Trex Named Lowe’s Sustainability Vendor Partner of the Year. Trex was recognized for its commitment to sustainably made, wood alternative decking, using 95% recycled and reclaimed materials.

•	Trex Named 100 Best ESG Companies for 2023 by Investor’s Business Daily. Within the Building Construction Products category, Trex was one of three companies to be selected.

•	Trex Named America’s Most Responsible Companies 2024 by Newsweek magazine and Statista Inc. reinforcing Trex’s position as a sustainability leader.

•	Trex Transcend® Lineage™ recognized in Good Housekeeping’s 2023 Home Renovation Awards in the Exterior Enhancements category.

•

Trex and Keep Arkansas Beautiful awarded ‘Recycling Education Program of the Year”. A joint initiative by Trex and Keep Arkansas Beautiful was awarded the “2023 Recycling Education Program of the Year” by the Arkansas Recycling Coalition for their collaborative efforts in educating students across Arkansas about the importance of responsible recycling through the NexTrex® Plastic Film Recycling Challenge.

•

Trex named a 2023 Eco-Leader by Green Builder Media, the highest honor awarded. Trex is the only decking brand ever to be awarded Eco-Leader status, which signifies companies across the building products arena that are working to quantify ESG concepts in meaningful ways.

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

•

Introduction of Enhanced Product Warranty for the applicable warranty period providing that our Trex Residential products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and our decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

* 2021-2024 DISCLAIMER: Trex received the highest numerical score in the proprietary Lifestory Research 2021-2024 America’s Most Trusted® Outdoor Decking studies. Study results are based on experiences and perceptions of people surveyed. Experiences may vary.

Financial Performance Highlights for the Twelve Months Ended December 31, 2023:

	Year Ended December 31,
	2023	2022	$ Change	% Change
(000s omitted, except per share data)
Net sales	$1,094,837	$1,106,043	$(11,206)	(1.0)%
Gross profit	$452,407	$403,989	$48,418	12.0%
Net income	$205,384	$184,626	$20,758	11.2%
EBITDA*	$326,393	$291,033	$35,360	12.1%
Diluted earnings per share	$1.89	$1.65	$0.24	14.5%

*A reconciliation of Net Income to EBITDA is presented on page 33 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. In 2023, we spent a total of $166.1 million on capital expenditures, primarily at our Trex Residential facilities, including $98.0 million related to construction of our Arkansas facility, $23.9 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $13.0 million related to our new corporate office development, and $29.0 million for general support, safety and environmental initiatives.

Repurchase of common shares. We repurchased 264,896 shares of our outstanding common stock in 2023 under our stock repurchase programs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to our Consolidated Financial Statements appearing elsewhere in this report. Our critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective or complex judgments in making estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. We prepare our financial statements in conformity with accounting principles generally accepted in the United States. As a result, we are required to make estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates.

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

Products sold prior to January 1, 2023: The warranty period is 25 years for residential use and 10 years for commercial use. With respect to Trex Signature railing, the warranty period is 25 years for both residential and commercial use. We further warrant that Trex Transcend, Trex Enhance, Trex Select and Universal Fascia products will not fade in color more than a certain amount and will be resistant to permanent staining from food substances or mold, provided the stain is cleaned within seven days of appearance, for the warranty period referred to above. If there is a breach of such warranties, we have an obligation either to replace the defective product or refund the purchase price. We maintain a warranty reserve for the settlement of our product warranty claims. We accrue for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claims experience. We review and adjust these estimates, if necessary, based on the differences between actual experience and historical estimates. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.

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

Average cost per claim experienced in the year ended December 31, 2023, was lower than that experienced in the year ended December 31, 2022, which was elevated due to the closure of three large claims, and lower than our expectations for 2023. The number of incoming claims received in the year ended December 31, 2023, was lower than the number of claims received in the year ended December 31, 2022, and lower than our expectations for 2023. After evaluating the declining trend in incoming claims in its actuarial analysis, we decreased the estimate of the number of future claims to be settled with payment. As a result of the decrease in estimated future claims, in the three-month period ended September 30, 2023, we recorded a reduction of $3.8 million to our warranty reserve for the future settlement of surface flaking claims. We believe the reserve at December 31, 2023 is sufficient to cover future surface flaking obligations.

Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.0 million change in the surface flaking warranty reserve.

The following table details surface flaking warranty claims activity:

	Year Ended December 31,
	2023	2022	2021
Claims unresolved beginning of period	1,729	1,759	1,799
Claims received (1)	521	592	894
Claims resolved (2)	(555)	(622)	(934)

Claims unresolved end of period	1,695	1,729	1,759

Average cost per claim (3)	$4,221	$4,987	$3,519

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

For additional information about product warranties, see Notes 2 and 19 to the Consolidated Financial Statements appearing elsewhere in this report.

Goodwill. We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (ASC) Topic 350, “Intangibles—Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. We evaluate the recoverability of goodwill at the reporting unit level. Through December 30, 2022 and during the year ended December 31, 2021, we determined that the Company had three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss is recognized in an amount equal to that excess but limited to the total amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Qualitative factors we consider include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events. We evaluate, based on the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Weighing the effect of various positive and negative factors is challenging and requires the use of significant judgment. The weight we place on each factor depends on certain conditions, including uncertainty about future events. If different conditions exist in future periods, future impairment charges could result.

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

Net Sales. Net sales consist of sales, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The operating results for Trex Residential have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic, or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practices, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season to ensure adequate availability of its product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can impact sales, receivables and inventory levels during the offering period. In addition, the operating results for Trex Commercial have not historically varied from quarter to quarter as a result of seasonality, but are driven by the timing of individual projects, which may vary significantly each period.

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

Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Year Ended December 31, 2023 Compared To Year Ended December 31, 2022

Net Sales

	Year Ended December 31,			$ Change		% Change
	2023		2022
	(dollars in thousands)
Total net sales		$1,094,837	$1,106,043		$(11,206)	(1.0)%
Trex Residential net sales		$1,094,837	$1,059,536		$ 35,301	3.3%
Trex Commercial net sales	$	N/A	$46,507	$	N/A	N/A

Total net sales in 2023 decreased $11.2 million, or 1.0%, compared to total net sales in 2022, primarily due to the divesture of Trex Commercial, our wholly-owned subsidiary and reportable segment, on December 30, 2022. The increase in Trex Residential net sales of $35.3 million or 3.3% was primarily due to an increase in sales volume of 2.6%.

Gross Profit

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Cost of sales	$642,430	$702,054	$(59,624)	(8.5)%
% of total net sales	58.7%	63.5%
Gross profit	$452,407	$403,989	$48,418	12.0%
Gross margin	41.3%	36.5%

Gross profit as a percentage of net sales, gross margin, was 41.3% in 2023 compared to 36.5% in 2022. Gross margin for Trex Residential in 2023 was 41.3% compared to 37.7% in 2022. The increase was primarily due to lower production costs resulting from cost saving initiatives and improved plant performance. The increase was partially offset by lower absorption resulting from reduced production and higher depreciation and utilities. Our 2022 gross margin was negatively impacted by our channel partners inventory drawdown to rightsize their inventories and additional costs as we restructured our operations for reduced production levels.

Selling, General and Administrative Expenses

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Selling, general and administrative expenses	$176,203	$141,831	$34,372	24.2%
% of total net sales	16.1%	12.8%

Selling, general and administrative expenses increased $34.3 million in 2023 compared to 2022 primarily resulting from a $19.1 million increase in personnel related expenses, a $5.6 million increase in branding and marketing expenses, a $3.1 million write down of fixed assets, and a $2.8 million increase in research and development expenses.

Loss on Sale

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Loss on sale	$—	$15,423	$15,423	N/A
% of total net sales	N/A	1.4%

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

Provision for Income Taxes

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Provision for income taxes	$70,815	$62,212	$8,603	13.8%
Effective tax rate	25.6%	25.2%

The effective tax rate for 2023 of 25.6% was comparable to the effective tax rate for 2022 of 25.2%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

Year Ended December 31, 2023
Trex Residential and Consolidated
Net income	$205,384
Interest expense, net	5
Income tax expense	70,815
Depreciation and amortization	50,189

EBITDA	$326,393

	Year Ended December 31, 2022
	Trex Residential	Trex Commercial	Total
Net income (loss)	$200,876	$(16,250)	$184,626
Interest income, net	(103)	—	(103)
Income tax expense (benefit)	67,313	(5,101)	62,212
Depreciation and amortization	43,173	1,125	44,298

EBITDA	$311,259	$(20,226)	$291,033

[1]

EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA and EBITDA as a percentage of net sales (EBITDA margin) because management believes the measures facilitate performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using EBITDA and EBITDA margin. Management considers EBITDA and EBITDA margin to be important supplemental indicators of our core operating performance because the measures eliminate interest, income taxes, and depreciation and amortization charges to net income. In relation to its competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, especially when comparing financial results to prior periods. For these reasons, management believes that EBITDA and EBITDA margin provide important information regarding the operating performance of the Company and its reportable segments. Non-GAAP measures are not meant to be considered superior to or a substitute for our GAAP results.

	Year Ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Total EBITDA	$326,393	$291,033	$35,360	12.1%
Trex Residential EBITDA	$326,393	$311,259	$15,134	4.9%
Trex Commercial EBITDA	N/A	$(20,226)	$20,226	N/A

Total EBITDA increased 12.1% to $326.4 million for 2023 compared to $291.0 million for 2022. The increase was due to a $15.1 million increase in Trex Residential EBITDA, primarily driven by an increase in net sales and gross profit. In addition, the divesture of Trex Commercial on December 30, 2022 contributed to the increase in Total EBITDA in 2023.

Year Ended December 31, 2022 Compared To Year Ended December 31, 2021

The Company hereby incorporates by reference the financial results from fiscal year 2021 and the comparison of financial results from fiscal year 2022 to fiscal year 2021 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the U.S. Securities and Exchange Commission on February 27, 2023.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings, operating leases, and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by operating activities	$389,420	$216,220	$258,064
Net cash used in investing activities	(166,089)	(168,884)	(158,039)
Net cash used in financing activities	(233,697)	(176,064)	(80,673)

Net (decrease) increase in cash and cash equivalents	$(10,366)	$(128,728)	$19,352

Operating Activities

Cash provided by operating activities in 2023 was $389.4 million compared to cash provided by operating activities of $216.2 million in 2022. The $173.2 million increase in cash provided by operating activities was primarily a result of a reduction in inventories, and to a lesser extent, impacted by higher operating profit, and increases in accounts payable and accrued expenses. Inventory decreased in 2023 compared to 2022. During 2022 we saw an increase in inventory as a result of a decline in sales which occurred as our distribution partners met demand partially through inventory drawdown. The decrease in inventory in 2023 reflects a return to more normal purchase patterns from our distribution partners.

Investing Activities

In 2023, cash used in investing activities for capital expenditures was $166.1 million, primarily at our Trex Residential facilities, including $98.0 million related to construction of our Arkansas facility, $23.9 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, $13.0 million related to our new corporate office development, and $29.0 million for general support, safety, and environmental initiatives.

Financing Activities

Net cash used in financing activities in 2023 consisted primarily of principal payments under our revolving credit facility and to a lesser extent repurchases of our outstanding common stock.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Company repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and during 2023 the Company repurchased 264,896 shares of its common stock under the 2023 Stock Repurchase Program.

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

Seasonality. The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions may reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

Indebtedness Prior to December 22, 2022. On May 18, 2022, the Company, as borrower; Trex Commercial as guarantor; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo as lender and Syndication Agent; Regions Bank, PNC Bank, National Association (PNC), and TD Bank, N.A. (YD) (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.

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

The Company and BofA Securities, as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions unless the Lenders object to such amendment on or prior to the date that is ten business days after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.

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

Indebtedness On and After December 22, 2022. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD as lender and Syndication Agent; Regions Bank, PNC, and Wells Fargo (each, a Lender and collectively, the Lenders), arranged by BofA Securities, as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, Credit Agreement). The First Amendment removes Trex Commercial as a guarantor to any and all indebtedness under the Credit Agreement. As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).

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

At December 31, 2023, we had $5.5 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $544.5 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Contractual Obligations. Our contractual obligations consist primarily of purchase commitments and operating leases.

Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain. As of December 31, 2023, we have purchase obligations under material supply contracts of $42.6 million for the year ending December 31, 2024, $29.1 million in 2025, $19.6 million in 2026, and $11.3 million in 2027. Please refer to Note 19 to the Consolidated Financial Statements in this filing for additional information on our purchase commitments.

Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases. As of December 31, 2023, we have operating lease liabilities of $7.8 million for the year ending December 31, 2024, $19.1 million for the years 2025 through 2028 and $0.9 million thereafter. Please refer to Note 10 to the Consolidated Financial Statements in this filing for additional information on our operating leases.

The Company believes that its cash on hand and cash generated through operating activities, both over the next 12 months and beyond the next 12 months, should be sufficient to cover purchase obligations and operating leases.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements.

Capital and Other Cash Requirements. In October 2021, we announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address demand for Trex Residential outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter 2022, and in July 2022, the Company entered into a design-build agreement. The Company anticipates spending approximately $450 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

Our capital expenditure guidance for 2024 is $210 million to $230 million. In addition to our capital expenditure program, our capital allocation priorities include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

We believe that cash on hand, cash flows from operations and borrowings expected to be available under our revolving credit facility will provide sufficient funds to enable us to fund planned capital expenditures, make scheduled principal and interest payments, fund the warranty reserve, meet other cash requirements, and maintain compliance with terms of our debt agreements for at least the next 12 months. We currently expect to fund future capital expenditures from operations and borrowings under the revolving credit facility. The actual amount and timing of future capital requirements may differ materially from our estimate depending on the demand for Trex products and new market developments and opportunities. Our ability to meet our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including increases in the cost of raw materials and product replacement costs, quality control problems, higher than expected product warranty claims, service disruptions and lower than expected collections of accounts receivable. In addition, any failure to negotiate amendments to our existing debt agreements to resolve any future noncompliance with financial covenants could adversely affect our liquidity by reducing access to revolving credit borrowings needed primarily to fund seasonal borrowing needs. We may determine that it is necessary or desirable to obtain financing through bank borrowings or the issuance of debt or equity securities to address such contingencies or changes to our business plan. Debt financing would increase our level of indebtedness, while equity financing would dilute the ownership of our stockholders. There can be no assurance as to whether, or as to the terms on which, we would be able to obtain such financing, which would be restricted by covenants contained in our existing debt agreements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment’s profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measure of a segment’s profit or loss to be reported. Entities which have a single reportable segment must apply Topic 280 in its entirety. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company does not intend to early adopt the standard and does not expect adoption of this guidance to have a material effect on its consolidated results of operations and financial position.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal year beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis, retrospective application is permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2023, we had $5.5 million in debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2023.

Item 8.	Financial Statements and Supplementary Data

The financial statements listed in Item 15 of this Form 10-K are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2023, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 26, 2024	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 26, 2024	By:	/S/ BRENDA K. LOVCIK
Brenda K. Lovcik Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc., (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 26, 2024

Item 9B.	Other Information
Amended and Restated By-Laws of the Company dated February 21, 2024
. On February 21, 2024 the Board of Directors of the Company approved and adopted amendments to Article III, Section 2 and Article IV, Section 1 of the Company’s Amended and Restated By-laws, effective immediately, to (a) clarify that that notwithstanding the statement that Directors need not be stockholders of the Corporation, if the Corporation has in effect at any time any Stock Ownership Guidelines applicable to Directors, Directors shall comply with such Guidelines and (b) to provide that if the Chairman is unavailable to preside over a meeting of the Board of Directors, then, if there is a Vice Chairman and/or a Lead Independent Director serving at the time of such meeting, the Vice Chairman or the Lead independent Director, in that order, shall serve as Chairman of the Board of Directors for such meeting.
Insider Trading Arrangements
. During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions the Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2023 fiscal year-end.
We have adopted a Code of Conduct and Ethics, which is applicable to all directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The code is available on our corporate web site and in print to any stockholder who requests a copy. We also make available on our web site, at
www.trex.com/our-company/corporate-governance
, and in print to any stockholder who requests them, copies of our corporate governance principles and the charters of each standing committee of our board of directors. Requests for copies of these documents should be directed to Corporate Secretary, Trex Company, Inc., 2500 Trex Way, Winchester, Virginia 22601. To the extent required by SEC rules, we intend to disclose any amendments to our code of conduct and ethics, and any waiver of a provision of the code with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our web site referred to above within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation
Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2023 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2023 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2023 fiscal year-end.

Item 14.	Principal Accounting Fees and Services
Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2023 fiscal
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
(a)(3) See Exhibit Index at the end of the Annual Report on Form
10-K
for the information required by this Item.

Item 16.	Form 10-K Summary
None.

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-34

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Trex Company, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2023 and 2022 the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal
Control—Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(2013 framework),

and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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

Surface Flaking Warranty Reserve
Description of the Matter
At December 31, 2023, the Company’s surface flaking warranty reserve was $
10.1 million
. As discussed in Note 19 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s surface flaking warranty reserve is based on management’s estimate of the number of claims to be settled with payment and the average cost to settle each claim.

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

To test the estimated number of claims to be settled with payment, our audit procedures included, among others, evaluating the methodology and the significant assumptions used by management. We also involved an actuarial specialist to assist us in independently calculating a range of the expected number of claims to be settled with payment and compared that to the Company’s range.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1995.
Tysons, Virginia
February 26, 2024

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except share and per share data)
Net sales	$1,094,837	$1,106,043	$1,196,952
Cost of sales	642,430	702,054	736,448

Gross profit	452,407	403,989	460,504
Selling, general and administrative expenses	176,203	141,831	139,624
Goodwill impairment	—	—	54,245
Loss on sale	—	15,423	—
Gain on insurance proceeds	—	—	(8,741)

Income from operations	276,204	246,735	275,376
Interest expense (income), net	5	(103)	(15)

Income before income taxes	276,199	246,838	275,391
Provision for income taxes	70,815	62,212	66,654

Net income	$205,384	$184,626	$208,737

Basic earnings per common share	$1.89	$1.65	$1.81

Basic weighted average common shares outstanding	108,680,459	111,710,676	115,461,016

Diluted earnings per common share	$1.89	$1.65	$1.80

Diluted weighted average common shares outstanding	108,809,403	111,880,488	115,762,843

Comprehensive income	$205,384	$184,626	$208,737

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,959	$12,325
Accounts receivable, net	41,136	98,057
Inventories	107,089	141,355
Prepaid expenses and other assets	22,070	35,105

Total current assets	172,254	286,842
Property, plant and equipment, net	709,402	589,892
Operating lease assets	26,233	30,991
Goodwill and other intangible assets, net	18,163	18,582
Other assets	6,833	7,398

Total Assets	$932,885	$933,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,963	$19,935
Accrued expenses and other liabilities	56,734	44,064
Accrued warranty	4,865	4,600
Line of credit	5,500	222,000

Total current liabilities	91,062	290,599
Deferred income taxes	72,439	68,224
Operating lease liabilities	18,840	23,974
Non-current accrued warranty	17,313	20,999
Other long-term liabilities	16,560	11,560

Total Liabilities	216,214	415,356

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 140,974,843 and 140,841,833 shares issued and 108,611,537 and 108,743,423 shares outstanding at December 31, 2023 and December 31, 2022, respectively	1,410	1,408
Additional paid-in capital	140,157	131,539
Retained earnings	1,336,058	1,130,674
Treasury stock, at cost, 32,363,306 and 32,098,410 shares at December 31, 2023 and December 31, 2022, respectively	(760,954)	(745,272)

Total Stockholders’ Equity	716,671	518,349

Total Liabilities and Stockholders’ Equity	$932,885	$933,705

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2020	115,799,503	$1,406	$126,087	$737,311	24,777,502	$(276,273)	$588,531
Net income	—	—	—	208,737	—	—	208,737
Employee stock plans	113,242	—	1,800	—	—	—	1,800
Shares withheld for taxes on awards	(78,626)	—	(8,538)	—	—	—	(8,538)
Stock-based compensation	123,132	1	8,438	—	—	—	8,439
Repurchases of common stock	(809,099)	—	—	—	809,099	(73,935)	(73,935)

Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	184,626	—	—	184,626
Employee stock plans	38,320	—	1,742	—	—	—	1,742
Shares withheld for taxes on awards	(45,834)	1	(3,319)	—	—	—	(3,318)
Stock-based compensation	114,594	—	5,329	—	—	—	5,329
Repurchases of common stock	(6,511,809)	—	—	—	6,511,809	(395,064)	(395,064)

Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	205,384	—	—	205,384
Employee stock plans	27,620	—	1,223	—	—	—	1,223
Shares withheld for taxes on awards	(48,736)	2	(2,769)	—	—	—	(2,767)
Stock-based compensation	154,126	—	10,164	—	—	—	10,164
Repurchases of common stock	(264,896)	—	—	—	264,896	(15,682)	(15,682)

Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In thousands)
Operating Activities
Net income	$205,384	$184,626	$208,737
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	—	54,245
Depreciation and amortization	50,189	44,298	35,946
Deferred income taxes	4,215	24,256	21,012
Loss on sale	—	15,423	—
Stock-based compensation	10,164	5,329	8,438
Loss (gain) on disposal of property, plant and equipment	3,140	(27)	(45)
Other non-cash adjustments	(48)	(117)	40
Changes in operating assets and liabilities:
Accounts receivable	56,921	42,513	(44,349)
Inventories	34,266	(64,454)	(15,515)
Prepaid expenses and other assets	(750)	7,925	(8,715)
Accounts payable	2,697	(5,595)	(3,473)
Accrued expenses and other liabilities	8,875	(14,385)	(5,285)
Income taxes receivable/payable	14,367	(23,572)	7,028

Net cash provided by operating activities	389,420	216,220	258,064

Investing Activities
Expenditures for property, plant and equipment	(166,089)	(176,228)	(159,394)
Proceeds from sale of assets	—	7,290	—
Proceeds from sales of property, plant and equipment	—	54	1,355

Net cash used in investing activities	(166,089)	(168,884)	(158,039)

Financing Activities
Borrowings under line of credit	593,500	425,000	494,500
Principal payments under line of credit	(810,000)	(203,000)	(494,500)
Repurchases of common stock	(18,450)	(398,382)	(82,473)
Proceeds from employee stock purchase and option plans	1,223	1,742	1,800
Financing costs	30	(1,424)	—

Net cash used in financing activities	(233,697)	(176,064)	(80,673)

Net decrease increase in cash and cash equivalents	(10,366)	(128,728)	19,352
Cash and cash equivalents at beginning of year	12,325	141,053	121,701

Cash and cash equivalents at end of year	$1,959	$12,325	$141,053

Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$51	$—	$—
Cash paid for income taxes, net	$52,340	$59,934	$38,614
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$1,332	$1,814	$2,564
See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Trex), a Delaware corporation, was incorporated on September 4, 1998. Through December 30, 2022, Trex had one wholly-owned subsidiary, Trex Commercial Products, Inc. Together, Trex and Trex Commercial Products, Inc. are referred to as the Company. Through December 30, 2022, the Company operated in two reportable segments, Trex Residential Products (Trex Residential) and Trex Commercial Products (Trex Commercial). On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial. Refer to Note 3 below for more information on the sale. Subsequent to December 30, 2022, the Company operates in one reportable segment, Trex Residential.
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
The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts. Towards the end of June 2022, the Company experienced a reduction in demand from its distribution partners, spurred by concerns over a potential easing in consumer demand due to rising interest rates, declining consumer sentiment and expectations of a general slowing in the economy. As a result, beginning in the third quarter of 2022 the Company’s channel partners met demand partially through inventory drawdown rather than reordering products and maintaining current inventories. The drawdown was completed by year end 2022.
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

Concentrations and Credit Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2023, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.
The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2023 and December 31, 2022.
In the years ended December 31, 2023, 2022, and 2021, sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2023, three customers of Trex Residential represented approximately 72% of the Company’s total net sales. For the year ended December 31, 2022, three customers of Trex Residential represented 64% of the Company’s total net sales. For the year ended December 31, 2021, three customers of Trex Residential represented approximately 61% of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales. At December 31, 2023, three customers represented 27%, 23%, and 20%, respectively, of the Company’s total accounts receivable balance. At December 31, 2022, two customers represented 35% and 26%, respectively, of the Company’s total accounts receivable balance.
For each year ended December 31, 2023, 2022, and 2021, approximately 26.7%, 17.5%, and 26%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.
Inventories
Inventories for the composite decking and railing products at Trex Residential are valued at the lower of cost
(last-in,
first-out,
or LIFO, method) and market as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to the lower of cost or market. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2023, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $33.4 million. During the year ended December 31, 2023, the Company had a liquidation of inventories produced in the prior year ended December 31, 2022. As a result, a portion of the Company’s cost of sales is based on prior year costs rather than on current year costs. However, the prior year cost of inventory closely approximates the current year cost of inventory and the resulting effect of the liquidation of inventories on the Company’s cost of sales in the year ended December 31, 2023, was immaterial.
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
The Company assigned its goodwill to reporting units and tests each reporting unit’s goodwill for impairment at least on an annual basis, or more frequently if an event occurs or circumstances change in the interim that indicate the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. The Company identified its reporting units based on the way it manages its operating segments. Prior to December 30, 2022, the Company had three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. Subsequent to the sale of Trex Commercial on December 30, 2022, the Company has one reporting unit in the Trex Residential reportable segment. Each reporting unit constitutes a business with discrete financial information and operating segment management, at a level below the Company’s chief operating decision maker, regularly reviews the operating results of the reporting unit. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units.
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
The Company measures fair value of the reporting units based on a combination of the Income Approach (i.e., the Discounted Cash Flow Method) and a Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair value of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate and indicates the fair value of the reporting units based on the present value of the cash flows that the reporting unit is expected to generate in the future. Significant assumptions in the Discounted Cash Flow Method include: the weighted average cost of capital (or discount rate); residual growth rate; future cash flow projections; and working capital effects. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Significant estimates in the Market Approach model may include identifying appropriate market multiples and assessing earnings before interest, income taxes, depreciation, and amortization (EBITDA) in estimating the fair value of the reporting units. The use of different assumptions, estimates or judgements, including estimated future cash flows and the discount rate used to discount estimated cash flows to their net present value, could materially increase or decrease the fair value of the reporting unit and impact our assessment of any goodwill impairment charges. Also, if different conditions exist in future periods, future impairment charges could result.
The Company performs the annual impairment testing of its goodwill as of October 31 of each year. For fiscal years 2023, 2022 and 2021, the Company completed its annual impairment test of goodwill for its Trex Residential reporting segment residential reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount. Qualitative factors the Company considered include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events, as applicable.
For fiscal year 2021, the Company determined that it was necessary to perform the goodwill impairment test for its Trex Commercial reportable segment railing and staging reporting units utilizing the quantitative assessment. The Company performed a quantitative assessment primarily due to a reduction in project commitments, which adversely impacted project backlog and forecasted net sales and EBITDA. The reduction in project commitments was influenced by a continued delay in new projects due to lingering uncertainty created in the commercial railing and staging markets by the
COVID-19
virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic
projects, resulted in lower project backlog, and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. As a result, the Company recognized an impairment charge at its commercial railing reporting unit and at its staging reporting unit of $42.5 million and $11.8 million, respectively, which was the amount by which the carrying amount of the respective reporting unit exceeded its fair value. The Company also considered the income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. On December 30, 2022, the Company sold its Trex Commercial reportable segment. As such, there were no impairment considerations for Trex Commercial as of December 31, 2022 or December 31, 2023.
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
The Company maintains a warranty reserve for the settlement of its product warranty claims. The Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and expected future claims experience. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates. Additionally, the Company accrues for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated, as necessary.
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
Trex Commercial Products.
Trex Commercial generated revenue from the manufacture and sale of its modular and architectural railing and staging systems. All of its revenues were from fixed-price contracts with customers. Trex Commercial contracts had a single performance obligation as the promise to transfer the individual goods or services was not separately identifiable from other promises in the contract and was, therefore, not distinct. On December 30, 2022, the Company sold substantially all of the assets of its wholly-owned subsidiary and reportable segment Trex Commercial.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2023, the Company has a valuation allowance of $3.3 million against these deferred tax assets related to certain state tax credits. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
Research and Development Costs
Research and development costs are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021, research and development costs were $3.3 million, $0.5 million, and $6.0 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Advertising Costs
The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. At December 31, 2023 and December 31, 2022, $1.8 million and $1.6 million was included in prepaid expenses for production costs, respectively.

For the years ended December 31, 2023, 2022, and 2021, branding expenses, including advertising expenses as described above, were $48.8 million, $43.3 million, and $30.7 million, respectively.
Fair Value of Financial Instruments
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2023 and 2022.
New Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)
No. 2023-07,
“Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment’s profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measure of a segment’s profit or loss to be reported. Entities which have a single reportable segment must apply Topic 280 in its entirety. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company does not intend to early adopt the standard and does not expect adoption of this guidance to have a material effect on its consolidated results of operations and financial position.
In December 2023, the FASB issued ASU
No. 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal year beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis, retrospective application is permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated results of operations and financial position.

3.	SALE OF TREX COMMERCIAL PRODUCTS, INC.
On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture reflected the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. With the sale complete, the Company has dedicated its resources to accelerating conversion to composites from wood and further strengthen its leadership position in the outdoor living category. The sale resulted in a loss on sale of $15.4 million and is reported in the Consolidated Statements of Comprehensive Income. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore, was not reported as a discontinued operation. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the years ended December 31, 2022, and December 31, 2021. Refer to Note 17, Segment Information, for additional information on the Trex Commercial segment.

4.	INVENTORIES
Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2023	2022
Finished goods	$88,840	$107,114
Raw materials	51,688	69,292

Total FIFO inventories	140,528	176,406
Reserve to adjust inventories to LIFO value	(33,439)	(35,051)

Total LIFO inventories	$107,089	$141,355

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market.
Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. During the year ended December 31, 2023, the Company had a liquidation of inventories produced in the prior year ended December 31, 2022. As a result, a portion of the Company’s cost of sales is based on prior year costs rather than on current year costs. However, the prior year cost of inventory closely approximates the current year cost of inventory and the resulting effect of the liquidation of inventories on the Company’s cost of sales was immaterial in the year ended December 31, 2023,.

5.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2023	2022
Prepaid expenses	$11,830	$10,787
Income tax receivable	9,611	23,979
Other	629	339

Total prepaid expenses and other assets	$22,070	$35,105

6.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at December 31, 2023, and December 31, 2022, was $14.2 million for Trex Residential. For fiscal years 2023, 2022 and 2021, the Company completed its annual impairment test of goodwill for its residential reporting unit in Trex Residential utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount.
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
virus. The delay in new projects, coupled with the Company’s successful fulfillment of its pre-pandemic
projects, resulted in lower project backlog, and reduced forecasted net sales and EBITDA, which became apparent in the fourth quarter of 2021. In performing the quantitative assessment, the Company employed a combination of the Income Approach (i.e., Discounted Cash Flow Method) and the Market Approach. The Discounted Cash Flow Method is a multiple period discounting model in which the fair values of the reporting units are determined by discounting the projected free cash flows using an appropriate discount rate. The Market Approach uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities or a group of assets and liabilities, such as a business. Using these methodologies resulted in the recognition of an impairment loss of the total amount of goodwill of $42.5 million and $11.8 million at its commercial railing and staging reporting units, respectively. The impairment loss was the amount by which the carrying amount exceeded the fair value of each reporting unit, not to exceed the amount of goodwill of each reporting unit. The Company also considered the income tax effects from any tax-deductible
goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. On December 30, 2022, the Company sold Trex Commercial. As such, there were no impairment considerations for Trex Commercial as of December 31, 2022, or December 31, 2023.
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
The Company’s intangible assets, purchased in 2018, consist of domain names for Trex Residential. At December 31, 2023, and December 31, 2022, intangible assets were $6.3 million and accumulated amortization was $2.4 million and $1.9 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the year ended December 31, 2023, December 31, 2022, and December 31, 2021, was $0.4 million, $0.4 million, and $0.4 million, respectively.

7.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following as of December 31 (in thousands):

	2023	2022
Machinery and equipment	$545,037	$529,975
Building and improvements	145,821	120,116
Forklifts and tractors	24,646	24,516
Computer equipment	18,497	16,182
Furniture and fixtures	9,489	6,180
Construction in process	247,659	161,035
Land	29,143	24,886

Total property, plant and equipment	1,020,292	882,890
Accumulated depreciation	(310,890)	(292,998)

Total property, plant and equipment, net	$709,402	$589,892

The Company had construction in process as of December 31, 2023, of approximately $248 million. The Company expects that substantially all of the above noted construction in process will be completed and put into service during or before the year ending December 31, 2026.

Depreciation expense for the years ended December 31, 2023, 2022, and 2021, was $49.8 million, $43.9 million, and $35.5 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2023	2022
Sales and marketing	$15,496	$19,194
Compensation and benefits	25,859	8,646
Operatin g lease liabilitie s	7,663	7,488
Manufacturing costs	3,382	3,425
Other	4,334	5,311

Total accrued expenses and other liabilities	$56,734	$44,064

9.	DEBT
Revolving Credit Facility
Indebtedness Prior to December
 22, 2022
. On May 18, 2022, the Company, as borrower; Trex Commercial, as guarantor; BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo, as lender and Syndication Agent; Regions Bank, PNC Bank, National Association (PNC), and TD Bank, N.A. (TD) (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, entered into a Credit Agreement (Credit Agreement) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019.
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
The Company and BofA Securities, as a sustainability coordinator, are entitled to establish specified key performance indicators (KPIs) with respect to certain environmental, social and governance targets of the Company and its subsidiaries. The sustainability coordinator and the Company may amend the Credit Agreement for the purpose of incorporating the KPIs and other related provisions, unless the Lenders object to such amendment on or prior to the date that is ten business days
after the date on which such amendment is posted for review by the Lenders. Based on the performance of the Company and its subsidiaries against the KPIs, certain adjustments (increase, decrease or no adjustment) to otherwise applicable pricing will be made; provided that the amount of such adjustments shall not exceed certain aggregate caps as in the definitive loan documentation.
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
Indebtedness On and After December
 22, 2022
. As of December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment) by and among the Company, as borrower, the guarantors party thereto; BOA as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD as lender and Syndication Agent; Regions Bank, PNC, and Wells Fargo (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, amending that certain Credit Agreement dated as of May 18, 2022, by and among the Company, as borrower, the guarantors party thereto, BOA, as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer and the other lenders identified therein (as so amended, the “Credit Agreement”). The First Amendment removes Trex Commercial as a guarantor to any and all indebtedness under the Credit Agreement. As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined).
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
The Notes provide the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the Notes are in effect. With respect to Revolving B Loans, for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between1.20% and
2.15
% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.
The Company had $5.5 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $544.5 million at December 31, 2023. The weighted average interest rate on the revolving credit facility was 6.25% as of December 31, 2023.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2023. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
For the years ended December 31, 2023, and December 31, 2022, total operating lease cost was $8.0 million and $8.4 million, respectively. The weighted average remaining lease term at December 31, 2023 and December 31, 2022 was 4.4 years and 5.2 years, respectively. The weighted average discount rate at December 31, 2023 and December 31, 2022 was 2.32% and 2.10%, respectively.
The following table includes supplemental cash flow information for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 and supplemental balance sheet information at December 31, 2023 and December 31, 2022 related to operating leases (in thousands):

Supplemental Cash Flow Information	For the Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$8,176	$8,688	$8,280
Operating ROU assets obtained in exchange for lease liabilities	$2,559	$8,064	$7,295

Supplemental Balance Sheet Information	December 31, 2023	December 31, 2022
Operating lease ROU assets	$26,233	$30,991
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,663	$7,488
Operating lease liabilities	18,840	23,974

Total operating lease liabilities	$26,503	$31,462

The following table summarizes maturities of operating lease liabilities at December 31, 2023 (in thousands):

Maturities of operating lease liabilities
2024	$7,763
2025	5,749
2026	4,891
2027	4,486
2028	3,948
Thereafter	933

Total lease payments	$27,770
Less imputed interest	(1,267)

Total operating liabilities	$26,503

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2023 and 2022.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$205,384	$184,626	$208,737

Denominator:
Basic weighted average shares outstanding	108,680,459	111,710,676	115,461,016
Effect of dilutive securities:
Stock appreciation rights	71,406	94,859	180,875
Restricted stock	57,538	74,953	120,952

Diluted weighted average shares outstanding	108,809,403	111,880,488	115,762,843

Basic earnings per share	$1.89	$1.65	$1.81

Diluted earnings per share	$1.89	$1.65	$1.80

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Restricted stock	52,323	48,851	6,296
Stock appreciation rights	93,163	52,107	12,602
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted the 2018 Stock Repurchase Program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). During 2023, the Company did not repurchase shares of its outstanding common stock under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. The Company repurchased 264,896 shares of its outstanding common stock under the 2023 Stock Repurchase Program during 2023.

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
In addition, the timing of revenue recognition, billings and cash collections resulted in revenues in excess of billings and contract retainage (contract assets), and billings in excess of revenues and customer deposits (contract liabilities). These assets and liabilities were reported on a contract-by-contract
basis at the end of each reporting period in prepaid expenses and other assets (contract assets) and accrued expenses and other liabilities (contract liabilities).
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
For each year in the three years ended December 31, 2023, net sales are disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2023
	Trex Residential	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,094,837	$1,094,837

	$1,094,837	$1,094,837

Year Ended December 31, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,059,536	$—	$1,059,536
Products transferred over time and fixed price contracts	—	46,507	46,507

	$1,059,536	$46,507	$1,106,043

Year Ended December 31, 2021	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,139,266	$—	$1,139,266
Products transferred over time and fixed price contracts	—	57,686	57,686

	$1,139,266	$57,686	$1,196,952

14.	STOCK-BASED COMPENSATION
At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee
directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total aggregate number of shares of common stock that may be granted under the Plan is 4,000,000 shares. As of December 31, 2023, the total number of shares of available for future grants was 3,979,521.
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

	Year Ended December 31,
	2023	2022	2021
Time-based restricted stock and restricted stock units	$3,897	$3,783	$2,892
Performance-based restricted stock and restricted stock units	4,836	540	4,681
Stock appreciation rights	908	792	485
Employee stock purchase plan	523	214	381

Total stock-based compensation	$10,164	$5,329	$8,439

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.
Time-Based Restricted Stock and Time-Based Restricted Stock Units
The fair value of time-based restricted stock and time-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Time-based restricted stock and time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock and unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted shares and vested time-based restricted stock units for the years ended December 31, 2023, 2022, and 2021 was $4.7 million, $3.7 million, and $8.2 million, respectively. At December 31, 2023, there was $5.0 million of total compensation expense related to unvested time-based restricted stock and unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.7 years.
Time-based restricted stock and restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock and Restricted Stock Unit	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2020	160,722	$35.68
Granted	33,703	$100.50
Vested	(78,081)	$37.81
Forfeited	(4,798)	$66.00

Nonvested at December 31, 2021	111,546	$52.91
Granted	57,094	$75.06
Vested	(56,719)	$58.13
Forfeited	(1,286)	$86.84

Nonvested at December 31, 2022	110,635	$61.28
Granted	97,177	$58.50
Vested	(81,080)	$56.52
Forfeited	(10,228)	$66.19

Nonvested at December 31, 2023	116,504	$65.00

Performance-based Restricted Stock and Performance-Based Restricted Stock Units
The fair value of performance-based restricted stock and performance-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Unvested performance-based restricted stock and unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares and performance-based restricted stock units have a three-year vesting period, vesting one-third
each year based on target earnings before interest, taxes, depreciation, and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2023, 2022, and 2021 there was $4.3 million, $0.3 million, $2.8 million, respectively, of total compensation expense related to unvested performance-based restricted stock and unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately one year.

Performance-based restricted stock activity under the Plan is as follows:

	Performance-based Restricted Stock and Performance-based Restricted Stock Units	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2020	72,570	$43.42
Granted	36,522	$86.26
Vested	(45,051)	$39.41
Forfeited	(6,273)	$65.30

Nonvested at December 31, 2021	57,768	$71.21
Granted	72,152	$76.14
Vested	(57,875)	$64.43
Forfeited	(562)	$82.95

Nonvested at December 31, 2022	71,483	$81.57
Granted	96,103	$56.79
Vested	(30,038)	$66.26
Forfeited	(28,163)	$74.39

Nonvested at December 31, 2023	109,385	$65.92

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
As of December 31, 2023, there was $2.3 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Average risk-free interest rate	4.0%	1.9%	0.6%
Expected term (years)	5	5	5
Expected volatility	49.5%	44.9%	58.7%
Dividend Yield.
Trex has never paid cash dividends on its common stock.
Average Risk-Free Interest Rate.
The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.
Expected Term.
The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2023, December 31, 2022, and December 31, 2021, had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility.
Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.
The weighted-average grant date fair value of SARs granted during the years ended December 31, 2023, December 31, 2022, and December 31, 2021 was $27.19, $33.90, and $51.84, respectively.
SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2021
Outstanding at December 31, 2020	293,276	$22.15
Granted	15,029	$104.56
Exercised	(102,562)	$9.45
Canceled	(4,745)	$61.66

Outstanding at December 31, 2021	200,998	$33.86
Granted	32,971	$82.01
Exercised	—	$—
Canceled	—	$—

Outstanding at December 31, 2022	233,969	$40.64
Granted	51,916	$56.80
Exercised	(53,036)	$11.95
Canceled	(12,969)	$75.25

Outstanding at December 31, 2023	219,880	$49.34	6.3	$6,393,512
Vested at December 31, 2023	150,657	$41.54	5.0	$6,378,706
Exercisable at December 31, 2023	150,657	$41.54	5.0	$6,378,706
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2023, employees had purchased approximately 1,897,771 shares under the plan.

15.	EMPLOYEE BENEFIT PLANS
At December 31, 2023 the Company has a 401(k) Profit Sharing Plan for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $6.8 million, $8.1 million, and $6.6 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

16.	INCOME TAXES
Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current income tax provision:
Federal	$52,634	$28,830	$30,450
State	13,996	9,126	15,192

	66,600	37,956	45,642

Deferred income tax provision:
Federal	2,869	20,000	21,607
State	1,346	4,256	(595)

	4,215	24,256	21,012

Total income tax provision	$70,815	$62,212	$66,654

The Company’s effective tax rate for the year ended December 31, 2023, was 25.6% and was comparable to the effective tax rate for the year ended December 31, 2022, of 25.2%, which resulted in income tax expense of $70.8 million and $62.2 million, respectively.
The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. Federal statutory taxes	$58,002	$51,836	$57,832
State and local taxes, net of U.S. Federal benefit	12,296	10,608	12,174
Permanent items	1,320	(208)	1,208
Excess tax benefits from vesting or settlement of stock compensation awards	(656)	(11)	(2,868)
Federal credits	(755)	(598)	(686)
Other	608	585	(1,006)

Total income tax provision	$70,815	$62,212	$66,654

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Operating lease liability	6,886	7,941
Product and surface flaking warranty reserves	5,645	6,469
State tax credit carryforwards	4,250	4,084
Deferred revenue	4,215	2,921
Tax Cut and Jobs Act capitalization of research and development costs	3,956	2,152
Stock-based compensation	2,361	1,146
Inventories	639	2,965
Accruals not currently deductible and other	—	373
Net Operating Losses	—	132

Gross deferred tax assets, before valuation allowance	27,952	28,183
Valuation allowance	(3,307)	(3,026)

Gross deferred tax assets, after valuation allowance	24,645	25,157

Deferred tax liabilities:
Depreciation	(74,794)	(74,604)
Inventories	(10,627)	(6,749)
Operating lease right-of-use asset	(6,677)	(7,687)
Goodwill amortization	(3,536)	(2,879)
Other	(1,450)	(1,462)

Gross deferred tax liabilities	(97,084)	(93,381)

Net deferred tax liability	$(72,439)	$(68,224)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, primarily certain state income tax credits. As of December 31, 2023, the Company had a valuation allowance of $3.3 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.
The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2023, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.
The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2023, for certain tax jurisdictions, tax years 2019 through 2023 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

17.	SEGMENT INFORMATION
Through December 30, 2022, the Company operated in two reportable segments. On December 30, 2022, the Company completed the sale of its wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential.

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

The Company’s reportable segments are determined in accordance with its internal management structure, which, through December 30, 2022, was based on residential and commercial operations. The Company evaluates performance of each segment primarily based on net sales and earnings before interest, taxes, depreciation, and amortization (EBITDA). The Company uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. The Company uses EBITDA to assess performance and allocate resources because it believes that EBITDA facilitates performance comparison between the segments by eliminating interest, taxes, and depreciation and amortization charges to income.
Segment Data (in thousands):

	Net Sales	Net Income (Loss) (1)	EBITDA	Depreciation and Amortization	Income Tax Expense / (Benefit)	Capital Expenditures	Total Assets
December 31, 2023
Trex Residential	$1,094,837	$205,384	$326,393	$50,189	$70,815	$166,089	$932,885

Consolidated	$1,094,837	$205,384	$326,393	$50,189	$70,815	$166,089	$932,885

December 31, 2022
Trex Residential	$1,059,536	$200,876	$311,259	$43,173	$67,313	$175,904	$933,705
Trex Commercial	46,507	(16,250)	(20,226)	1,125	(5,101)	324	—

Consolidated	$1,106,043	$184,626	$291,033	$44,298	$62,212	$176,228	$933,705

December 31, 2021
Trex Residential	$1,139,266	$247,059	$361,485	$34,941	$79,500	$157,568	$881,225
Trex Commercial	57,686	(38,322)	(50,163)	1,005	(12,846)	1,826	39,096

Consolidated	$1,196,952	$208,737	$311,322	$35,946	$66,654	$159,394	$920,321

(1)
For the year ended December 31, 2022, consolidated net income and net loss at Trex Commercial includes a loss on sale of Trex Commercial on December 30, 2022, of $15.4 million. For the year ended December 31, 2021, consolidated net income and net loss at Trex Commercial includes a goodwill impairment charge of $54.2 million.

Reconciliation of Net Income (Loss) to EBITDA (in thousands):

	Net Income / (Loss)	Interest Expense / (Income), Net	Income Tax Expense / (Benefit)	Depreciation and Amortization	EBITDA
December 31, 2023
Trex Residential	$205,384	$5	$70,815	$50,189	$326,393

Consolidated	$205,384	$5	$70,815	$50,189	$326,393

December 31, 2022
Trex Residential	$200,876	$(103)	$67,313	$43,173	$311,259
Trex Commercial	(16,250)	—	(5,101)	1,125	(20,226)

Consolidated	$184,626	$(103)	$62,212	$44,298	$291,033

December 31, 2021
Trex Residential	$247,059	$(15)	$79,500	$34,941	$361,485
Trex Commercial	(38,322)	—	(12,846)	1,005	(50,163)

Consolidated	$208,737	$(15)	$66,654	$35,946	$311,322

18.	SEASONALITY
The operating results for Trex Residential have historically varied from quarter to quarter. Seasonal, erratic, or prolonged adverse weather conditions may reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex Residential has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

19.	COMMITMENTS AND CONTINGENCIES
Legal Matters
The Company has lawsuits, as well as other claims, pending against it which are ordinary routine litigation and claims incidental to the business. Management has evaluated the merits of these lawsuits and claims and believes that their ultimate resolution will not have a material effect on the Company’s consolidated financial condition, results of operations, liquidity, or competitive position.
Purchase Commitments
The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2023, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments not exceeding four years. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that may average approximately one year, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.
The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2023, the Company has purchase commitments under material supply contracts of $42.6 million for the year ending December 31, 2024, and a total of $60 million for the years ending December 31, 2025 through 2027.

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
The Company maintains a warranty reserve for the settlement of its product warranty claims. The Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claims experience. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates. Additionally, the Company accrues for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated, as necessary.
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

Average cost per claim experienced in the year ended December 31, 2023, was lower than that experienced in the year ended December 31, 2022, which was elevated due to the closure of three large claims, and lower than the Company’s expectations for 2023. The number of incoming claims received in the year ended December 31, 2023, was lower than the number of claims received in the year ended December 31, 2022, and lower than the Company’s expectations for 2023. After evaluating the declining trend in incoming claims in its actuarial analysis, the Company decreased the estimate of the number of future claims to be settled with payment. As a result of the decrease in estimated future claims, in the three-month period ended September 30, 2023, the Company recorded a reduction of $3.8 million to its warranty reserve for the future settlement of surface flaking claims. The Company believes the reserve at December 31, 2023 is sufficient to cover future surface flaking obligations.
The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $1.0 million change in the surface flaking warranty reserve.
The following is a reconciliation of the Trex Residential product warranty and surface flaking reserves (in thousands):

	Year Ended December 31, 2023
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$9,694	$15,905	$25,599
Provisions and changes in estimates	7,308	(3,800)	3,508
Settlements made during the period	(4,936)	(1,993)	(6,929)

Ending balance, December 31	$12,066	$10,112	$22,178

	Year Ended December 31, 2022
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$10,053	$18,542	$28,595
Provisions and changes in estimates	1,914	—	1,914
Settlements made during the period	(2,273)	(2,637)	(4,910)

Ending balance, December 31	$9,694	$15,905	$25,599

Trex Residential Arkansas Manufacturing Facility
In October 2021, the Company announced plans to add a third U.S.-based Trex Residential manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex Residential outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, the Company entered into a design-build agreement. The Company anticipates spending approximately $450 million on the facility and the budget for the design-build agreement is contained within this amount. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

TREX COMPANY, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2023:
Trex Residential product warranty reserve	$25,599	$3,508	$(6,929)	$22,178

Income tax valuation allowance	$3,026	$281	$—	$3,307

Year ended December 31, 2022:
Trex Residential product warranty reserve	$28,595	$1,914	$(4,910)	$25,599

Income tax valuation allowance	$2,232	$794	$—	$3,026

Year ended December 31, 2021:
Trex Residential product warranty reserve	$29,473	$3,846	$(4,724)	$28,595

Income tax valuation allowance	$2,775	$—	$(543)	$2,232

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 26, 2024	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 26, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ BRYAN H. FAIRBANKS Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ BRENDA K. LOVCIK Brenda K. Lovcik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ JAMES E. CLINE James E. Cline	Chairman

/S/ RONALD W. KAPLAN Ronald W. Kaplan	Vice Chairman

/S/ JAY M. GRATZ Jay M. Gratz	Director

/S/ KRISTINE L. JUSTER Kristine L. Juster	Director

/S/ GENA C. LOVETT Gena C. Lovett	Director

/S/ MELKEYA MCDUFFIE Melkeya McDuffie	Director

/S/ PATRICIA B. ROBINSON Patricia B. Robinson	Director

/S/ GERALD VOLAS Gerald Volas	Director

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3*	Amended and Restated By-Laws of the Company dated February 21, 2024.

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	First Amendment to Credit Agreement dated as of December 22, 2022 to the Credit Agreement dated May 18, 2022 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	December 23, 2022	001-14649

4.3	Credit Agreement dated as of May 18, 2022 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as lender and Syndication Agent, Regions Bank, PNC Bank, National Association, and TD Bank, N.A., arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	May 20, 2022	001-14649

4.4	Note dated May 18, 2022 payable by the Company to Bank of America, N.A. in the amount of the lesser of $180,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	May 20, 2022	001-14649

4.5	Note dated May 18, 2022 payable by the Company to Wells Fargo Bank, National Association in the amount of the lesser of $120,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	May 20, 2022	001-14649

4.6	Note dated May 18, 2022 payable by the Company to Regions Bank in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Regions Bank.	8-K	4.4	May 20, 2022	001-14649

4.7	Note dated May 18, 2022 payable by the Company to PNC Bank, National Association in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by PNC Bank, National Association.	8-K	4.5	May 20, 2022	001-14649

4.8	Note dated May 18, 2022 payable by the Company to TD Bank, N.A. in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by TD Bank, N.A.	8-K	4.6	May 20, 2022	001-14649

4.9	Security and Pledge Agreement dated as of May 18, 2022 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.7	May 20, 2022	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.11	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.12	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.13	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.16	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.17	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

4.18	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

4.19	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

10.1**	Trex Company, Inc. 2023 Stock Incentive Plan.	10-Q	10.1	May 8, 2023	001-14649

10.2**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023.	10-Q	10.2	July 31, 2023	001-14649

10.3**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.3	July 31, 2023	001-14649

10.4**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.4	July 31, 2023	001-14649

10.5**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.5	July 31, 2023	001-14649

10.6**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.6	July 31, 2023	001-14649

10.7**	Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks.	10-Q	10.7	July 31, 2023	001-14649

10.8**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.8	July 31, 2023	001-14649

10.9	AIA document A141 – 2014 Agreement dated July 7, 2022 by and between Trex Company, Inc. and Gray Construction, Inc.	8-K	10.1	July 12, 2022	001-14649

10.10	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.11	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.12	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.13	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.14	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

10.15	Asset Purchase Agreement dated as of December 30, 2022 by and between Trex Commercial Products, Inc., Trex Company, Inc. and Sightline Commercial Solutions, LLC.	8-K	10.1	December 30, 2022	001-14649

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

19.1*	Insider Trading Policy

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1*	Recovery of Compensation for Accounting Restatements Policy

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.