Form 10-Q
period 2024-03-31
TREX CO INC
filed 2024-05-09
CIK 1069878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
of the Exchange Act): Yes ☐ No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 25, 2024 was 108,692,757 shares.

TREX COMPANY, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TREX COMPANY, INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$373,635	$238,718
Cost of sales	204,023	144,290

Gross profit	169,612	94,428
Selling, general and administrative expenses	50,600	37,480

Income from operations	119,012	56,948
Interest (income) expense, net	(5)	1,985

Income before income taxes	119,017	54,963
Provision for income taxes	29,947	13,832

Net income	$89,070	$41,131

Basic earnings per common share	$0.82	$0.38

Basic weighted average common shares outstanding	108,640,168	108,771,958

Diluted earnings per common share	$0.82	$0.38

Diluted weighted average common shares outstanding	108,790,625	108,916,261

Comprehensive income	$89,070	$41,131

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2024	December 31, 2023

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,053	$1,959
Accounts receivable, net	373,470	41,136
Inventories	123,885	107,089
Prepaid expenses and other assets	12,958	22,070

Total current assets	513,366	172,254
Property, plant and equipment, net	729,993	709,402
Operating lease assets	25,010	26,233
Goodwill and other intangible assets, net	18,058	18,163
Other assets	6,531	6,833

Total assets	$1,292,958	$932,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$49,350	$23,963
Accrued expenses and other liabilities	91,940	56,734
Accrued warranty	4,901	4,865
Line of credit	223,000	5,500

Total current liabilities	369,191	91,062
Deferred income taxes	67,226	72,439
Operating lease liabilities	17,602	18,840
Non-current accrued warranty	18,233	17,313
Other long-term liabilities	16,560	16,560

Total liabilities	488,812	216,214

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,056,063 and 140,974,843 shares issued and 108,692,757 and 108,611,537 share outstanding, at March 31, 2024 and December 31, 2023, respectively	1,411	1,410
Additional paid-in capital	138,561	140,157
Retained earnings	1,425,128	1,336,058
Treasury stock, at cost, 32,363,306 and 32,363,306 shares at March 31, 2024 and December 31, 2023	(760,954)	(760,954)

Total stockholders’ equity	804,146	716,671

Total liabilities and stockholders’ equity	$1,292,958	$932,885

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154

Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Amount
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973

Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$89,070	$41,131
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,154	11,915
Deferred Income Taxes	(5,212)	—
Stock-based compensation	3,155	1,972
Loss (gain) on disposal of property, plant and equipment	2,122	—
Other non-cash adjustments	121	121
Changes in operating assets and liabilities:
Accounts receivable	(332,333)	(204,014)
Inventories	(16,796)	13,571
Prepaid expenses and other assets	(319)	291
Accounts payable	26,238	2,975
Accrued expenses and other liabilities	12,041	3,361
Income taxes receivable/payable	33,715	13,206

Net cash used in operating activities	(174,044)	(115,471)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(37,720)	(39,192)
Proceeds from sales of property, plant and equipment	106	—

Net cash used in investing activities	(37,614)	(39,192)

FINANCING ACTIVITIES
Borrowings under line of credit	258,500	200,500
Principal payments under line of credit	(41,000)	(53,000)
Repurchases of common stock	(5,145)	(1,592)
Proceeds from employee stock purchase and option plans	397	316
Financing costs	—	30

Net cash provided by financing activities	212,752	146,254

Net increase (decrease) in cash and cash equivalents	1,094	(8,409)
Cash and cash equivalents, beginning of period	1,959	12,325

Cash and cash equivalents, end of period	$3,053	$3,916

Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$1,817
Cash paid for income taxes, net	$1,444	$733
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$851	$229
See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2023 and 2024
(Unaudited)

1.	BUSINESS AND ORGANIZATION
Trex Company, Inc. (Trex or Company), is the world’s largest manufacturer of high-performance, low-maintenance
wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex
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
The unaudited consolidated results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report of Trex Company, Inc. on Form
10-K
for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission.

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
In December 2023, the FASB issued ASU
No. 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis, retrospective application is permitted. The Company does not intend to early adopt the standard and does not expect adoption of the guidance to have a material effect on its consolidated results of operations and financial position.

5.	INVENTORIES
Inventories valued at LIFO
(last-in,
first-out),
consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Finished goods	$89,619	$88,840
Raw materials	67,705	51,688

Total FIFO (first-in, first-out) inventories	157,324	140,528
Reserve to adjust inventories to LIFO value	(33,439)	(33,439)

Total LIFO inventories	$123,885	$107,089

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end
do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end
inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end
LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on the cost of sales in the three months ended March 31, 2024.

6.	PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$12,329	$11,830
Income tax receivable	—	9,611
Other	629	629

Total prepaid expenses and other assets	$12,958	$22,070

7.	GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The carrying amount of goodwill at March 31, 2024, and December 31, 2023, was $14.2 million. The Company’s intangible assets, purchased in 2018, consist of domain names. At March 31, 2024, and December 31, 2023, intangible assets were $6.3 million and accumulated amortization was $2.5 million and $2.4 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received.

The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2024, and March 31, 2023, was $0.1 million and $0.1 million, respectively.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Sales and marketing	$33,754	$15,496
Income Taxes	24,104	—
Compensation and benefits	16,719	25,859
Operating lease liabilities	7,629	7,663
Manufacturing costs	3,193	3,382
Other	6,541	4,334

Total accrued expenses and other liabilities	$91,940	$56,734

9.	DEBT
Revolving Credit Facility
On May 18, 2022, the Company entered into a Credit Agreement (Credit Agreement) with certain lending parties thereto (Lenders) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019. Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.
On December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined). Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.
In conjunction with the First Amendment, on December 22, 2022, the Credit Agreement was amended and restated to refer to this loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan.
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
Base Rate Loans (as defined in the Credit Agreement) under the Revolving A Loan and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.
With respect to Revolving B Loans (as defined in the First Amendment), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.

Under the terms of the Security and Pledge Agreement, the Company, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).
The Company had $223 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $327 million at March 31, 2024. The weighted average interest rate on the revolving credit facility was 6.22% as of March 31, 2024.
Compliance with Debt Covenants and Restrictions
Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.	LEASES
The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 5 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
For the three months ended March 31, 2024 and March 31, 2023, total operating lease expense was $2.0 million and $2.1 million, respectively. The weighted average remaining lease term at March 31, 2024 and December 31, 2023 was 4.2 years and 4.4 years, respectively. The weighted average discount rate at March 31, 2024 and December 31, 2023 was 2.38% and 2.32%, respectively.
The following table includes supplemental cash flow information for the three months ended March 31, 2024 and March 31, 2023, and supplemental balance sheet information at March 31, 2024 and December 31, 2023 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,007	$2,120
Operating ROU assets obtained in exchange for lease liabilities	$578	$1,541

Supplemental balance sheet information	March 31, 2024	December 31, 2023
Operating lease ROU assets	$25,010	$26,233
Operating lease liabilities:
Accrued expenses and other current liabilities	$7,629	$7,663
Operating lease liabilities	17,602	18,840

Total operating lease liabilities	$25,231	$26,503

The following table summarizes maturities of operating lease liabilities at March 31, 2024 (in thousands):

Maturities of operating lease liabilities
2024	$5,942
2025	5,950
2026	5,051
2027	4,549
2028	3,982
Thereafter	934

Total lease payments	26,408
Less imputed interest	(1,177)

Total operating lease liabilities	$25,231

11.	FINANCIAL INSTRUMENTS
The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023.

12.	STOCKHOLDERS’ EQUITY
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income available to common shareholders	$89,070	$41,131

Denominator:
Basic weighted average shares outstanding	108,640,168	108,771,958
Effect of dilutive securities:
Stock appreciation rights and options	71,202	70,004
Restricted stock	79,255	74,299

Diluted weighted average shares outstanding	108,790,625	108,916,261

Basic earnings per share	$0.82	$0.38

Diluted earnings per share	$0.82	$0.38

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock appreciation rights	55,132	108,749
Restricted stock	48,597	107,571
Stock Repurchase Program
On February 16, 2018, the Board of Directors adopted the 2018 Stock Repurchase Program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. During the three months ended March 31, 2024, Trex did not repurchase any shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.	REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance,
eco-friendly
wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended March 31, 2024 and March 31, 2023, the Company’s net sales of $
373,635
and $
238,718
, respectively, were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

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
The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2024:

	Stock Awards Granted	Weighted-Average Grant Price Per Share
Time-based restricted stock units	48,628	$90.86
Performance-based restricted stock units (a)	80,371	$81.01
Stock appreciation rights	33,277	$84.72

(a)
Includes 55,834 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2024, and adjustments of 25,315, and (778) to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023 and 2021, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2024 and March 31, 2023, the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Weighted-average fair value of grants	$44.83	$27.19
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.0%
Expected term (years)	5	5
Expected volatility	51.2%	49.5%

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

	Three Months Ended March 31,
	2024	2023
Stock appreciation rights	$271	$215
Time-based restricted stock and restricted stock units	1,074	935
Performance-based restricted stock and restricted stock units	1,642	724
Employee stock purchase plan	166	98

Total stock-based compensation	$3,153	$1,972

Total unrecognized compensation cost related to unvested awards as of March 31, 2024 was $23.7 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.	INCOME TAXES
The Company’s effective tax rate for the three months ended March 31, 2024 and March 31, 2023, was 25.2%, which resulted in income tax expense of $29.9 million and $13.8 million, respectively.
During the three months ended March 31, 2024 and March 31, 2023, the Company realized $0.6 million and $0.2 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.
The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2024, the Company maintains a valuation allowance of $3.3 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.
The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2024, for certain tax jurisdictions tax years 2020 through 2023 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.	SEASONALITY
The operating results for Trex have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

17.	COMMITMENTS AND CONTINGENCIES
Product Warranty
The Company warrants that for the applicable warranty period its products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and its decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

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
The number of incoming claims received in the three months ended March 31, 2024, was lower than the number of claims received in the three months ended March 31, 2023, and lower than the Company’s expectations for 2024. Average cost per claim experienced in the three months ended March 31, 2024, was lower than that experienced in the three months ended March 31, 2023 and lower than the Company’s expectations for 2024. The Company believes the reserve at March 31, 2024 is sufficient to cover future surface flaking obligations.
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

The following is a reconciliation of the Company’s product warranty reserve (in thousands):

	Three Months Ended March 31, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	2,068	—	2,068
Settlements made during the period	(924)	(188)	(1,112)

Ending balance, March 31	$13,210	$9,924	$23,134

	Three Months Ended March 31, 2023
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$9,694	$15,905	$25,599
Provisions and changes in estimates	1,945	—	1,945
Settlements made during the period	(551)	(316)	(867)

Ending balance, March 31	$11,088	$15,589	$26,677

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
Arkansas Facility
In October 2021, the Company announced plans to add a third U.S.-based manufacturing facility located in Little Rock, Arkansas, on approximately 300 acres of land. The development approach and related expenditures for the new campus will be modular and calibrated to demand trends for the Company’s outdoor living products. Construction began on the new facility in the second quarter of 2022, and in July 2022, the Company entered into a design-build agreement. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion should be read in conjunction with the Trex Company, Inc. (Trex, Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained in “Item 1. Condensed Consolidated Financial Statements” of this report. MD&A includes the following sections:

•	Operations and Products — a general description of our business, a brief overview of our reportable segment’s products, and a discussion of our operational highlights.

•

Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months ended March 31, 2024, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.

•	Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively.

•	Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

OPERATIONS AND PRODUCTS

Trex is the world’s largest manufacturer of high-performance composite decking and residential railing products, which are marketed under the brand name Trex® and manufactured in the United States. With more than 30 years of product experience, we offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, residential railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products:

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

We also offer accessories to our decking products. Trex Hideaway®, a self-gapping universal hidden fastener designed to give a seamless finish to every project. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light and a recessed deck light. Pre-assembled stair panels that allow for easier installation are designed to save time on the jobsite.

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

Trex® RainEscape®, Trex® Protect®, Trex® RainEscape® Soffit Light, and Trex® Seal™ Ledger Flashing Tape

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

Trex® Pergola™	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.

Trex® Lattice™	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole™	Cornhole boards manufactured and sold by IPC Global Marketing LLC.

Trex® Blade™	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex® SpiralStairs	A staircase alternative for use with all deck substructures manufactured and sold by SS Industries dba Paragon Stairs.

Trex® Outdoor Kitchens™	Outdoor kitchen cabinetry manufactured and sold by Danver Outdoor Kitchens.

Highlights:

•	Trex Named Most Sustainable Decking Brand by Green Builder Media for 14th Consecutive Year and the only brand to be recognized as a sustainability leader for all 14 years of the program.

•

Trex Expands Railing Portfolio with Launch of Trex Signature® X-SeriesTM. Trex has launched two new specialty railing offerings with Trex Signature® X-SeriesTM Cable Rail and Trex Signature® X-SeriesTM Frameless Glass Rail.

•	Trex Transcend® Lineage recognized by Good Housekeeping as a winner in their 2024 Sustainable Innovation Awards.

•

Trex Ranked Among Barron’s 100 Most Sustainable Companies for 2024. Trex was honored by Baron’s for outstanding leadership in environmental, social, and governance practices and was the only decking brand to be included on this year’s list.

•	Trex awarded Morris Tolly National Supplier of the Year by Builders FirstSource, and Supplier of the Year for the Northeast Region.

•	Trex Launches Comprehensive Fastener Collection. In February 2024, Trex launched its Hideaway® Fastener Collection, providing solutions for every composite deck fastening and finishing need.

•	Trex Celebrated with Six Awards for Product Excellence and Innovation for decking and railing products from organizations representing audiences and input from across the building industry.

HIGHLIGHTS AND FINANCIAL PERFORMANCE QUARTER-TO-DATE AND YEAR-TO-DATE

Financial performance. The following table presents quarter-to-date highlights of our financial performance:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
($000s omitted, except per share data)
Net sales	$373,635	$238,718	$134,917	56.5%
Gross profit	$169,612	$94,428	$75,183	79.6%
Net income	$89,070	$41,131	$47,939	116.6%
EBITDA*	$133,166	$68,862	$64,304	93.4%
Diluted earnings per share	$0.82	$0.38	$0.44	115.8%

*	A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on page 23 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the 2024 first quarter, our capital expenditures were $37.7 million primarily related to $21.7 million for the Arkansas manufacturing facility, $4.5 million in cost reduction initiatives, and $5.1 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

Net Sales. Net sales consist of sales, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift demand for our products to a later period. As part of our normal business practice and consistent with industry practice, we have historically provided our distributors and dealers of our Trex products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts, favorable payment terms, price discounts, or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of our incentive programs can significantly impact sales, receivables and inventory levels during the offering period.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2024 (2024 quarter) compared to the three months ended March 31, 2023 (2023 quarter).

Three Months Ended March 31, 2024 Compared To The Three Months Ended March 31, 2023

Net Sales

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
Net sales	$373,635	$238,718	$134,917	56.5%

Net sales increased by $134.9 million, or 56.5%, in the 2024 quarter compared to the 2023 quarter. The increase was substantially all due to an increase in volume, driven, in part, by changes to our early-buy program running January to March, rather than our historical December to March time frame. This change accounted for $75 million or approximately 31% of the growth in the quarter. The remainder of the growth is due to the expectations of continued favorable economic conditions for Trex’s outdoor living products.

Gross Profit

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
Cost of sales	$204,023	$144,290	$59,733	41.4%
% of total net sales	54.6%	60.4%
Gross profit	$169,612	$94,428	$75,184	79.6%
Gross margin	45.4%	39.6%

Gross profit as a percentage of net sales, gross margin, was 45.4% in the 2024 quarter compared to 39.6% in the 2023 quarter. The increase was primarily due to increased capacity utilization as our channel partners build appropriate inventories to support the decking/railing season and cost efficiency programs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
Selling, general and administrative expenses	$50,600	$37,480	$13,120	35.0%
% of total net sales	13.5%	15.7%

Selling, general and administrative expenses increased $13.1 million in the 2024 quarter. The increase primarily related to a $8.7 million increase in personnel related expenses and a $3.2 million increase in branding and marketing program spend for newly launched products.

Provision for Income Taxes

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
Provision for income taxes	$29,947	$13,832	$16,115	116.5%
Effective tax rate	25.2%	25.2%

The effective tax rate for the 2024 quarter and the 2023 quarter was 25.2%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Income	$89,070	$41,131
Interest income (expense), net	(5)	1,985
Income tax expense	29,947	13,832
Depreciation and amortization	14,154	11,914

EBITDA	$133,166	$68,862

	Three Months Ended March 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
EBITDA	$133,166	$68,862	$64,304	93.4%

EBITDA increased 93.4% to $133.2 million for the 2024 quarter compared to $68.9 million for the 2023 quarter. The increase in EBITDA was driven primarily by an increase in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2024, we had $3.1 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(174,044)	$(115,471)
Net cash used in investing activities	(37,614)	(39,192)
Net cash provided by financing activities	212,752	146,254

Net increase (decrease) in cash and cash equivalents	$1,094	$(8,409)

Operating Activities

Cash used in operations was $174 million during the first quarter of 2024 compared to cash used in operations of $115.5 million during the first quarter of 2023. The $58.5 million increase in cash used in operating activities was primarily related to an increase in accounts receivable and inventories. The increase in accounts receivable is primarily driven by the increase in net sales in the first quarter of 2024 compared to the first quarter of 2023. Substantially all of the accounts receivables balances as of March 31, 2024 will be collected during the second quarter of 2024. The increase in inventories is the result of increased production in the first quarter of 2024 compared to the first quarter of 2023. The effects of the increase in accounts receivable and inventory were offset, in part, by higher earnings and increases in accounts payable, accrued expenses, and income taxes payable.

Investing Activities

Capital expenditures in the 2024 quarter were $37.7 million primarily related to $21.7 million for the Arkansas manufacturing facility, $4.5 million in cost reduction initiatives, and $5.1 million in capacity expansion in our existing facilities and safety, environmental and general support.

Financing Activities

Net cash provided by financing activities in the 2024 quarter consisted primarily of net borrowings under our line of credit.

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

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2023, the Company has repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock under the 2023 Stock Repurchase Program.

Revolving Credit Facility

On May 18, 2022, the Company entered into a Credit Agreement (Credit Agreement) with certain lending parties thereto (Lenders) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019. Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.

On December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined). Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ends December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.

In conjunction with the First Amendment, on December 22, 2022, the Credit Agreement was amended and restated to refer to this loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan.

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

Base Rate Loans (as defined in the Credit Agreement) under the Revolving A Loan and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.

With respect to Revolving B Loans (as defined in the First Amendment), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 1.20% and 2.15% and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 0.20% and 1.15%.

Under the terms of the Security and Pledge Agreement, the Company, subject to certain permitted encumbrances, as collateral security for the above-stated loans and all other present and future indebtedness of the Company owing to the Lenders grants a continuing security interest in certain collateral described and defined in the Security and Pledge Agreement but excluding the Excluded Property (as defined in the Security and Pledge Agreement).

At March 31, 2024, we had $223 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $327 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Capital Requirements. In October 2021, we announced plans to add a third U.S.-based manufacturing facility located in Little Rock, Arkansas, on approximately 300 acres of land that will address increased demand for Trex outdoor living products. The development approach and related expenditures for the new campus will be modular and calibrated to demand trends for Trex outdoor living products. Our capital expenditure guidance for 2024 is $210 million to $230 million and includes estimated expenditures for the development of the Arkansas facility in 2024. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

In addition to the construction of the Arkansas facility, our capital allocation priorities for 2024 include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

Inventory in Distribution Channels. We sell our decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

Product Warranty. We warrant that for the applicable warranty period our products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and our decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

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

The number of incoming claims received in the three months ended March 31, 2024, was lower than the number of claims received in the three months ended March 31, 2023, and lower than our expectations for 2024. Average cost per claim experienced in the three months ended March 31, 2024, was lower than that experienced in the three months ended March 31, 2023 and lower than our expectations for 2024. We believe the reserve at March 31, 2024 is sufficient to cover future surface flaking obligations.

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

The following table details surface flaking claims activity related to our warranty:

	Three Months Ended March 31,
	2024	2023
Claims open, beginning of period	1,695	1,729
Claims received (1)	69	81
Claims resolved (2)	(65)	(81)

Claims open, end of period	1,699	1,729

Average cost per claim (3)	$3,460	$4,114

(1)	Claims received include new claims received or identified during the period.
(2)	Claims resolved include all claims settled with or without payment and closed during the period.
(3)	Average cost per claim represents the average settlement cost of claims closed with payment during the period.

Seasonality. The operating results for Trex have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions may reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practice, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2024.

Item 4.	Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c) The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2024 in accordance with Item 703 of Regulation
S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2024 – January 31, 2024	—	—	—	10,535,104
February 1, 2024 – February 29, 2024	12,588	$90.30	—	10,535,104
March 1, 2024 – March 31, 2024	42,515	$94.53	—	10,535,104

Quarterly period ended March 31, 2024	55,103		—

(1)
During the three months ended March 31, 2024, 55,103 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.

(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and no shares were repurchased under the program during the three months ended March 31, 2024.

Item 5.	Other Information
Submission of Matters to a Vote of Security Holders
Trex held its Annual Meeting of Stockholders on May 7, 2024. Only holders of Trex common stock at the close of business on March 11, 2024 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 108,687,117 shares of common stock entitled to vote. A total of 99,835,270 shares of common stock (91.86%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.
The stockholders voted on three proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 25, 2024. The final results for the votes regarding each proposal are set forth below.
Proposal 1:
Trex stockholders elected four directors to the Board to serve for a three-year term until the 2027 annual meeting of stockholders and until their successors are duly elected and qualified. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
James E. Cline	84,323,526	8,046,900	93,358	7,371,486
Gena C. Lovett	90,639,582	1,566,880	257,322	7,371,486
Melkeya McDuffie	91,145,150	1,061,132	257,502	7,371,486
Patricia B. Robinson	85,029,285	7,343,772	90,727	7,371,486

Proposal 2:
Trex stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 25, 2024. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
85,747,668	6,605,124	110,992	7,371,486
Proposal 3:
Trex stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
95,797,073	3,997,128	61,069	—
Insider Trading Arrangements
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule
16a-1(f)
of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
of the Exchange Act or any
non-Rule
10b5-1
trading arrangement (as defined in Item 408(c) of Regulation
S-K).

Item 6.	Exhibits
See Exhibit Index at the end of the Quarterly Report on Form
10-Q
for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 9, 2024	By:	/s/ Brenda K. Lovcik
Brenda K. Lovcik
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

*	Filed herewith.
**	Management contract or compensatory plan or agreement.
***	Furnished herewith.