Form 10-Q
period 2024-06-30
TREX CO INC
filed 2024-08-06
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 23, 2024 was 108,706,697 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$376,470	$356,538	$750,105	$595,256
Cost of sales	208,360	200,090	412,384	344,380
Gross profit	168,110	156,448	337,721	250,876
Selling, general and administrative expenses	51,206	51,681	101,806	89,162
Income from operations	116,904	104,767	235,915	161,714
Interest expense (income), net	—	1,305	(6)	3,289
Income before income taxes	116,904	103,462	235,921	158,425
Provision for income taxes	29,906	26,426	59,853	40,258
Net income	$86,998	$77,036	$176,068	$118,167
Basic earnings per common share	$0.80	$0.71	$1.62	$1.09
Basic weighted average common shares outstanding	108,693,887	108,770,204	108,667,028	108,771,077
Diluted earnings per common share	$0.80	$0.71	$1.62	$1.09
Diluted weighted average common shares outstanding	108,810,296	108,871,440	108,803,081	108,893,848
Comprehensive income	$86,998	$77,036	$176,068	$118,167

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,172	$1,959
Accounts receivable, net	270,037	41,136
Inventories	148,858	107,089
Prepaid expenses and other assets	13,747	22,070
Total current assets	433,814	172,254
Property, plant and equipment, net	774,009	709,402
Operating lease assets	38,006	26,233
Goodwill and other intangible assets, net	17,953	18,163
Other assets	6,152	6,833
Total assets	$1,269,934	$932,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$59,267	$23,963
Accrued expenses and other liabilities	116,953	56,734
Accrued warranty	5,181	4,865
Line of credit	63,000	5,500
Total current liabilities	244,401	91,062
Deferred income taxes	67,226	72,439
Operating lease liabilities	28,322	18,840
Non-current accrued warranty	18,526	17,313
Other long-term liabilities	16,559	16,560
Total liabilities	375,034	216,214
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,069,074 and 140,974,843 shares issued and 108,705,768 and 108,611,537 shares outstanding, at June 30, 2024 and December 31, 2023, respectively	1,411	1,410
Additional paid-in capital	142,317	140,157
Retained earnings	1,512,126	1,336,058
Treasury stock, at cost, 32,363,306 and 32,363,306 shares at June 30, 2024 and December 31, 2023	(760,954)	(760,954)
Total stockholders’ equity	894,900	716,671
Total liabilities and stockholders’ equity	$1,269,934	$932,885

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154
Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146
Net income	—	—	—	86,998	—	—	86,998
Employee stock plans	5,408	—	341	—	—	—	341
Shares withheld for taxes on awards	(5,020)	—	(424)	—	—	—	(424)
Stock-based compensation	12,623	—	3,839	—	—	—	3,839
Balance, June 30, 2024	108,705,768	$1,411	$142,317	$1,512,126	32,363,306	$(760,954)	$894,900

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973
Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177
Net income	—	—	—	77,036	—	—	77,036
Employee stock plans	7,971	—	323	—	—	—	323
Shares withheld for taxes on awards	(15,663)		(855)				(855)
Stock-based compensation	36,888	—	2,590	—	—	—	2,590
Repurchases of common stock	(264,896)				264,896	(15,746)	(15,746)
Balance, June 30, 2023	108,567,816	$1,409	$134,293	$1,248,841	32,363,306	$(761,018)	$623,525

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$176,068	$118,167
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,606	24,198
Deferred Income Taxes	(5,212)	—
Stock-based compensation	6,992	4,562
Loss on disposal of property, plant and equipment	2,262	1,081
Other non-cash adjustments	243	(388)
Changes in operating assets and liabilities:
Accounts receivable	(228,901)	(168,751)
Inventories	(41,769)	67,348
Prepaid expenses and other assets	(850)	2,046
Accounts payable	35,768	13,816
Accrued expenses and other liabilities	28,688	20,686
Income taxes receivable/payable	18,746	25,016
Net cash provided by operating activities	19,641	107,781

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(73,202)	(82,357)
Proceeds from sales of property, plant and equipment	106	—
Net cash used in investing activities	(73,096)	(82,357)

FINANCING ACTIVITIES
Borrowings under line of credit	438,300	330,000
Principal payments under line of credit	(380,800)	(346,000)
Repurchases of common stock	(5,570)	(18,192)
Proceeds from employee stock purchase and option plans	738	639
Financing costs	—	30
Net cash provided by (used in) financing activities	52,668	(33,523)
Net decrease in cash and cash equivalents	(787)	(8,099)
Cash and cash equivalents, beginning of period	1,959	12,325
Cash and cash equivalents, end of period	$1,172	$4,226
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$2,602
Cash paid for income taxes, net	$46,320	$15,348
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable and accrued expenses	$21,169	$1,523

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and June 30, 2023

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

2.
BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and U.S. Securities and Exchange Commission instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, the accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments, except as otherwise described herein) considered necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements. Certain reclassifications have been made to prior period balances to conform to current year presentation. The unaudited condensed consolidated financial statements include the accounts of the Company for all periods presented.

The unaudited consolidated results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report of Trex Company, Inc. on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission.

3.
RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848." The amendments in this update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. In March 2020, the FASB issued ASU No. 2020-04 "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU No. 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued. The FASB included a sunset provision within Topic 848 based on the expectations of when the LIBOR would cease being published intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024 and can be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020. The amendments did not have a material effect on the Company’s consolidated financial statements.

4.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measures of segment profit or loss to be reported. Entities which have a single reportable segment must apply

Topic 280 in its entirety. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company does not intend to early adopt the standard and does not expect adoption of this guidance to have a material effect on its consolidated results of operations and financial position.

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

5.
INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Finished goods	$111,286	$88,840
Raw materials	71,011	51,688
Total FIFO (first-in, first-out) inventories	182,297	140,528
Reserve to adjust inventories to LIFO value	(33,439)	(33,439)
Total LIFO inventories	$148,858	$107,089

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on the cost of sales in the six months ended June 30, 2024.

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$13,118	$11,830
Income tax receivable	—	9,611
Other	629	629
Total prepaid expenses and other assets	$13,747	$22,070

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at June 30, 2024, and December 31, 2023, was $14.2 million. The Company’s intangible assets, purchased in 2018, consist of domain names. At June 30, 2024, and December 31, 2023, intangible assets were $6.3 million and accumulated amortization was $2.6 million and $2.4 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2024, and June 30, 2023, was $0.2 million and $0.2 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Sales and marketing	$47,965	$15,496
Capital Projects	21,632	—
Compensation and benefits	17,907	25,859
Operating lease liabilities	9,847	7,663
Income Taxes	9,134	—
Manufacturing costs	4,730	3,382
Other	5,738	4,334
Total accrued expenses and other liabilities	$116,953	$56,734

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

The Company had $63 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $487 million at June 30, 2024. The weighted average interest rate on the revolving credit facility was 6.24% as of June 30, 2024.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of 1 year to 8 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the six months ended June 30, 2024 and June 30, 2023, total operating lease expense was $4.5 million and $4.2 million, respectively. The weighted average remaining lease term at June 30, 2024 and December 31, 2023 was 4.6 years and 4.4 years, respectively. The weighted average discount rate at June 30, 2024 and December 31, 2023 was 3.85% and 2.32%, respectively.

The following table includes supplemental cash flow information for the six months ended June 30, 2024 and June 30, 2023, and supplemental balance sheet information at June 30, 2024 and December 31, 2023 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$4,653	$4,302
Operating ROU assets obtained in exchange for lease liabilities	$15,882	$1,882

Supplemental balance sheet information	June 30, 2024	December 31, 2023
Operating lease ROU assets	$38,006	$26,233
Operating lease liabilities:
Accrued expenses and other current liabilities	$9,847	$7,663
Operating lease liabilities	28,322	18,840
Total operating lease liabilities	$38,169	$26,503

The following table summarizes maturities of operating lease liabilities at June 30, 2024 (in thousands):

Maturities of operating lease liabilities
2024	$5,272
2025	9,114
2026	8,472
2027	8,031
2028	7,155
Thereafter	4,070
Total lease payments	42,114
Less imputed interest	(3,945)
Total operating lease liabilities	$38,169

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$86,998	$77,036	$176,068	$118,167
Denominator:
Basic weighted average shares outstanding	108,693,887	108,770,204	108,667,028	108,771,077
Effect of dilutive securities:
Stock appreciation rights and options	54,233	67,479	62,718	68,742
Restricted stock	62,176	33,757	73,335	54,029
Diluted weighted average shares outstanding	108,810,296	108,871,440	108,803,081	108,893,848
Basic earnings per share	$0.80	$0.71	$1.62	$1.09
Diluted earnings per share	$0.80	$0.71	$1.62	$1.09

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock appreciation rights	73,050	91,402	64,091	100,076
Restricted stock	—	101,722	24,299	104,646

Stock Repurchase Program

On February 16, 2018, the Board of Directors adopted the 2018 Stock Repurchase Program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. During the six months ended June 30, 2024, Trex did not repurchase any shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2024 and June 30, 2023, the Company’s net sales were $376,470 and $356,538, respectively. For the six months ended June 30, 2024 and June 30, 2023, the Company's net sales were $750,105 and $595,256, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,842,577 shares.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2024:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	48,654	$90.81
Performance-based restricted stock units (a)	80,371	$81.01
Stock appreciation rights	33,277	$84.72

(a)
Includes 55,384 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2024, and adjustments of 25,315, and (778) to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023 and 2021, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2024 and June 30, 2023, the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Weighted-average fair value of grants	$44.83	$27.19
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.0%
Expected term (years)	5	5
Expected volatility	51.2%	49.5%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock appreciation rights	$408	$198	$680	$412
Time-based restricted stock and restricted stock units	1,452	871	2,526	1,806
Performance-based restricted stock and restricted stock units	1,919	1,320	3,561	2,044
Employee stock purchase plan	60	201	225	300
Total stock-based compensation	$3,839	$2,590	$6,992	$4,562

Total unrecognized compensation cost related to unvested awards as of June 30, 2024 was $17.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2024 and June 30, 2023, was 25.4% and 25.4%, which resulted in income tax expense of $59.9 million and $40.3 million, respectively.

During the six months ended June 30, 2024 and June 30, 2023, the Company realized $0.7 million and $0.2 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2024, the Company maintains a valuation allowance of $3.3 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2024, for certain tax jurisdictions tax years 2020 through 2023 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company maintains a warranty reserve for the settlement of its product warranty claims. The Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and estimated future claims. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates. Additionally, the Company accrues for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated, as necessary.

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

The number of incoming claims received in the six months ended June 30, 2024, was higher than the number of claims received in the six months ended June 30, 2023, but lower than the Company’s expectations for 2024. Average cost per claim experienced in the six months ended June 30, 2024, was lower than that experienced in the six months ended June 30, 2023 and lower than the Company’s expectations for 2024. The Company believes the reserve at June 30, 2024 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.8 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s product warranty reserve (in thousands):

	Six Months Ended June 30, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	4,668	—	4,668
Settlements made during the period	(2,459)	(680)	(3,139)
Ending balance, June 30	$14,275	$9,432	$23,707

	Six Months Ended June 30, 2023
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$9,694	$15,905	$25,599
Provisions and changes in estimates	4,029	—	4,029
Settlements made during the period	(2,178)	(891)	(3,069)
Ending balance, June 30	$11,545	$15,014	$26,559

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

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained in "Item 1. Condensed Consolidated Financial Statements" of this report. MD&A includes the following sections:

•
Operations and Products — a general description of our business, a brief overview of our reportable segment’s products, and a discussion of our operational highlights.
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and six months ended June 30, 2024, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and six months ended June 30, 2024 compared to the three months and six months ended June 30, 2023, respectively.
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

We also offer accessories to our decking products. The Trex Hideaway® Fastener Collection includes solutions for every composite deck fastening and finishing need, and includes color-matched screws and plugs and specially engineered bits, depth setters, and clips. The collection is designed to make installation easier and more efficient while delivering a clean, cohesive aesthetic, and is fully compatible with all Trex® decking products. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light and a recessed deck light. Pre-assembled stair panels that allow for easier installation are designed to save time on the jobsite.

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

Fencing

Our Trex Seclusions® composite fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rail, pickets, top rail and decorative post caps. The top and bottom rails of Trex fencing are designed to provide a "picture" frame element and the deep rich colors have a matte surface to prevent harsh sunlight reflections.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex's 2023 Sustainability Report Showcases Ongoing Progress across the broad spectrum of company activities.
•
Trex Taps Paragon Stairs as Exclusive Provider of Trex® Spiral Stairs. For the Trex Spiral Stairs collection, Paragon offers two modular systems specifically designed to pair perfectly with Trex decking and railing. These systems are ideal for use where space is limited.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$376,470	$356,538	$19,932	5.6%
Gross profit	$168,110	$156,448	$11,662	7.5%
Net income	$86,998	$77,036	$9,962	12.9%
EBITDA*	$130,355	$117,050	$13,305	11.4%
Diluted earnings per share	$0.80	$0.71	$0.09	12.7%

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$750,105	$595,256	$154,849	26.0%
Gross profit	$337,721	$250,876	$86,845	34.6%
Net income	$176,068	$118,167	$57,901	49.0%
EBITDA*	$263,521	$185,912	$77,609	41.7%
Diluted earnings per share	$1.62	$1.09	$0.53	48.6%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 19 and 21 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the six months ended June 30, 2024, our capital expenditures were $73.2 million primarily related to $51.1 million for the Arkansas manufacturing facility, $7.4 million in cost reduction initiatives, and $11.6 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2024 (2024 quarter) compared to the three months ended June 30, 2023 (2023 quarter), and for the six months ended June 30, 2024 (2024 six-month period) compared to the six months ended June 30, 2023 (2023 six-month period).

Three Months Ended June 30, 2024 Compared To The Three Months Ended June 30, 2023

Net Sales

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net sales	$376,470	$356,538	$19,932	5.6%

Net sales increased by $19.9 million, or 5.6%, in the 2024 quarter compared to the 2023 quarter. The increase was driven by volume, predominantly in the premium product category, as consumers remain in their homes longer and prioritize investments that offer enjoyment of their outdoor spaces, while increasing the value of their homes. In addition, Trex remains a primary beneficiary of the ongoing conversion from wood to composites.

Gross Profit

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of sales	$208,360	$200,090	$8,270	4.1%
% of total net sales	55.3%	56.1%
Gross profit	$168,110	$156,448	$11,662	7.5%
Gross margin	44.7%	43.9%

Gross profit as a percentage of net sales, gross margin, was 44.7% in the 2024 quarter compared to 43.9% in the 2023 quarter. The increase was primarily the result of higher absorption due to increased production levels and the Company's ongoing continuous improvement activities.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$51,206	$51,681	$(475)	(0.9)%
% of total net sales	13.6%	14.5%

Selling, general and administrative expenses decreased $0.5 million in the 2024 quarter. The decrease primarily related to lower personnel costs, partially offset by increases in branding and other expenses.

Provision for Income Taxes

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$29,906	$26,426	$3,480	13.2%
Effective tax rate	25.6%	25.5%

The effective tax rate for the 2024 quarter was comparable to the 2023 quarter and was 25.6% and 25.5%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net Income	$86,998	$77,036
Interest expense, net	—	1,305
Income tax expense	29,906	26,426
Depreciation and amortization	13,451	12,283
EBITDA	$130,355	$117,050

__________________________

1EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. In relation to competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
EBITDA	$130,355	$117,050	$13,305	11.4%

EBITDA increased 11.4% to $130.4 million for the 2024 quarter compared to $117.1 million for the 2023 quarter. The increase in EBITDA was driven primarily by higher net sales and gross profit.

Six Months Ended June 30, 2024 Compared To The Six Months Ended June 30, 2023

Net Sales

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net sales	$750,105	$595,256	$154,849	26.0%

Total net sales increased by $154.9 million, or 26.0%, in the 2024 six-month period compared to the 2023 six-month period. The increase was substantially all due to an increase in volume, driven in part, by changes to our early-buy program running January to March, rather than our historical December to March time frame. This change accounted for $75 million or approximately 13% of the growth in the 2024 six month period. The remainder of the growth is due to the expectations of continued favorable economic conditions for Trex's outdoor living products.

Gross Profit

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of sales	$412,384	$344,380	$68,004	19.7%
% of total net sales	55.0%	57.9%
Gross profit	$337,721	$250,876	$86,845	34.6%
Gross margin	45.0%	42.1%

Gross profit as a percentage of net sales, gross margin, was 45.0% in the 2024 six-month period compared to 42.1% in the 2023 six-month period. The increase in gross margin was primarily the result of higher absorption due to increased production levels, and benefits from the Company's continuous improvement activities, partially offset by higher labor costs and depreciation.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$101,806	$89,162	$12,644	14.2%
% of total net sales	13.6%	15.0%

Selling, general and administrative expenses increased $12.6 million in the 2024 six-month period. The increase primarily related to increases of $7.0 million in personnel related expenses, $4.7 million in branding, $1.2 million in disposal of manufacturing equipment, offset partially by decreases of $1.0 million in facilities and support.

Provision for Income Taxes

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$59,853	$40,258	$19,595	48.7%
Effective tax rate	25.4%	25.4%

The effective tax rate for the 2024 six-month period and the 2023 six month period was 25.4%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net Income	$176,068	$118,167
Interest income (expense), net	(6)	3,289
Income tax expense	59,853	40,258
Depreciation and amortization	27,606	24,198
EBITDA	$263,521	$185,912

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
EBITDA	$263,521	$185,912	$77,609	41.7%

Total EBITDA increased 41.7% to $263.5 million for the 2024 six-month period compared to $185.9 million for the 2023 six-month period. The increase in EBITDA was driven primarily by higher net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2024, we had $1.2 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$19,641	$107,781
Net cash used in investing activities	(73,096)	(82,357)
Net cash provided by (used in) financing activities	52,668	(33,523)
Net decrease in cash and cash equivalents	$(787)	$(8,099)

Operating Activities

Cash provided by operations was $19.6 million during the 2024 six-month period compared to cash provided by operations of $107.8 million during the 2023 six-month period. The $88.1 million decrease in cash provided by operating activities was primarily related to an increase in accounts receivable and inventories. The increase in accounts receivable is primarily driven by the increase in net sales in the 2024 six-month period compared to the 2023 six-month period. Substantially all of the accounts receivables balances as of June 30, 2024 will be collected during the third quarter of 2024. The increase in inventories is the result of increased production in the 2024 six-month period compared to the 2023 six-month period.

_______________________

2EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors, and management evaluates the performance of its reportable segments using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income or loss. In relation to competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company and its reportable segments. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

Investing Activities

Capital expenditures in the 2024 six-month period were $73.2 million primarily related to $51.1 million for the Arkansas manufacturing facility, $7.4 million in cost reduction initiatives, and $11.6 million in capacity expansion in our existing facilities and safety, environmental and general support.

Financing Activities

Net cash provided by financing activities in the 2024 six-month period consisted primarily of net borrowings under our line of credit.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2023, the Company had repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the six months ended June 30, 2024, the Company did not repurchase any shares of its common stock under the 2023 Stock Repurchase Program.

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

At June 30, 2024, we had $63 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $487 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

We maintain a warranty reserve for the settlement of our product warranty claims. We accrue for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and estimated future claims. We review and adjust these estimates, if necessary, based on the differences between actual experience and historical estimates. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.

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

The number of incoming claims received in the six months ended June 30, 2024, was higher than the number of claims received in the six months ended June 30, 2023, but lower than our expectations for 2024. Average cost per claim experienced in the six months ended June 30, 2024, was lower than that experienced in the six months ended June 30, 2023 and lower than our expectations for 2024. We believe the reserve at June 30, 2024 is sufficient to cover future surface flaking obligations.

Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.8 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Six Months Ended June 30,
	2024	2023
Claims open, beginning of period	1,695	1,729
Claims received (1)	247	236
Claims resolved (2)	(223)	(212)
Claims open, end of period	1,719	1,753
Average cost per claim (3)	$3,415	$4,160

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2024.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2024 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2024 – April 30, 2024	—	—	—	10,535,104
May 1, 2024 – May 31, 2024	—	—	—	10,535,104
June 1, 2024 – June 30, 2024	5,020	84.39	—	10,535,104
Quarterly period ended June 30, 2024	5,020		—

(1)
During the three months ended June 30, 2024, 5,020 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and no shares were repurchased under the program during the three months ended June 30, 2024.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 6, 2024	By:	/s/ Brenda K. Lovcik
Brenda K. Lovcik
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

*** Furnished herewith.