Form 10-Q
period 2024-09-30
TREX CO INC
filed 2024-10-28
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 14, 2024 was 107,143,783 shares.

TREX COMPANY, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)		2

Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)		3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023 (unaudited)		5

Notes to Condensed Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$233,717	$303,836	$983,822	$899,092
Cost of sales	140,512	172,941	552,896	517,321
Gross profit	93,205	130,895	430,926	381,771
Selling, general and administrative expenses	38,901	44,532	140,708	133,694
Income from operations	54,304	86,363	290,218	248,077
Interest income (expense), net	(5)	(734)	(11)	2,555
Income before income taxes	54,309	87,097	290,229	245,522
Provision for income taxes	13,756	21,831	73,609	62,089
Net income	$40,553	$65,266	$216,620	$183,433
Basic earnings per common share	$0.37	$0.60	$2.00	$1.69
Basic weighted average common shares outstanding	108,258,401	108,583,009	108,529,825	108,707,699
Diluted earnings per common share	$0.37	$0.60	$1.99	$1.69
Diluted weighted average common shares outstanding	108,379,416	108,702,495	108,659,118	108,829,374
Comprehensive income	$40,553	$65,266	$216,620	$183,433

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,838	$1,959
Accounts receivable, net	140,060	41,136
Inventories	187,935	107,089
Prepaid expenses and other assets	11,885	22,070
Total current assets	352,718	172,254
Property, plant and equipment, net	852,912	709,402
Operating lease assets	36,110	26,233
Goodwill and other intangible assets, net	19,386	18,163
Other assets	6,094	6,833
Total assets	$1,267,220	$932,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$61,480	$23,963
Accrued expenses and other liabilities	113,634	56,734
Accrued warranty	6,104	4,865
Line of credit	70,000	5,500
Total current liabilities	251,218	91,062
Deferred income taxes	67,226	72,439
Operating lease liabilities	26,782	18,840
Non-current accrued warranty	17,530	17,313
Other long-term liabilities	16,560	16,560
Total liabilities	379,316	216,214
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,087,688 and 140,974,843 shares issued and 107,901,982 and 108,611,537 shares outstanding, at September 30, 2024 and December 31, 2023, respectively	1,411	1,410
Additional paid-in capital	145,198	140,157
Retained earnings	1,552,679	1,336,058
Treasury stock, at cost, 33,185,706 and 32,363,306 shares at September 30, 2024 and December 31, 2023	(811,384)	(760,954)
Total stockholders’ equity	887,904	716,671
Total liabilities and stockholders’ equity	$1,267,220	$932,885

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154
Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146
Net income	—	—	—	86,998	—	—	86,998
Employee stock plans	5,408	—	341	—	—	—	341
Shares withheld for taxes on awards	(5,020)	—	(424)	—	—	—	(424)
Stock-based compensation	12,623	—	3,839	—	—	—	3,839
Balance, June 30, 2024	108,705,768	$1,411	$142,317	$1,512,126	32,363,306	$(760,954)	$894,900
Net income	—	—	—	40,553	—	—	40,553
Employee stock plans	4,764	—	269	—	—	—	269
Shares withheld for taxes on awards	(739)	—	(59)	—	—	—	(59)
Stock-based compensation	14,589	—	2,671	—	—	—	2,671
Repurchases of common stock	(822,400)	—	—	—	822,400	(50,430)	(50,430)
Balance, September 30, 2024	107,901,982	$1,411	$145,198	$1,552,679	33,185,706	$(811,384)	$887,904

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	41,131	—	—	41,131
Employee stock plans	8,504	—	316	—	—	—	316
Shares withheld for taxes on awards	(28,773)	—	(1,592)	—	—	—	(1,592)
Stock-based compensation	80,362	1	1,972	—	—	—	1,973
Balance, March 31, 2023	108,803,516	$1,409	$132,235	$1,171,805	32,098,410	$(745,272)	$560,177
Net income	—	—	—	77,036	—	—	77,036
Employee stock plans	7,971	—	323	—	—	—	323
Shares withheld for taxes on awards	(15,663)		(855)				(855)
Stock-based compensation	36,888	—	2,590	—	—	—	2,590
Repurchases of common stock	(264,896)				264,896	(15,746)	(15,746)
Balance, June 30, 2023	108,567,816	$1,409	$134,293	$1,248,841	32,363,306	$(761,018)	$623,525
Net income	—	—	—	65,266	—	—	65,266
Employee stock plans	5,448	—	286	—	—	—	286
Shares withheld for taxes on awards	(4,140)		(312)				(312)
Stock-based compensation	25,981	1	2,821	—	—	—	2,822
Repurchases of common stock	—				—	64	64
Balance, September 30, 2023	108,595,105	$1,410	$137,088	$1,314,107	32,363,306	$(760,954)	$691,651

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$216,620	$183,433
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,218	37,194
Deferred Income Taxes	(5,212)	—
Stock-based compensation	9,663	7,384
Loss on disposal of property, plant and equipment	2,262	1,081
Other non-cash adjustments	46	(169)
Changes in operating assets and liabilities:
Accounts receivable	(98,924)	(102,852)
Inventories	(80,847)	80,971
Prepaid expenses and other assets	1,266	4,376
Accounts payable	681	10,678
Accrued expenses and other liabilities	52,125	39,039
Income taxes receivable/payable	13,504	27,090
Net cash provided by operating activities	152,402	288,225

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(151,481)	(112,920)
Proceeds from sales of property, plant and equipment	106	—
Net cash used in investing activities	(151,375)	(112,920)

FINANCING ACTIVITIES
Borrowings under line of credit	608,300	509,500
Principal payments under line of credit	(543,800)	(675,000)
Repurchases of common stock	(55,655)	(18,441)
Proceeds from employee stock purchase and option plans	1,007	925
Financing costs	—	30
Net cash provided by (used in) financing activities	9,852	(182,986)
Net increase (decrease) in cash and cash equivalents	10,879	(7,681)
Cash and cash equivalents, beginning of period	1,959	12,325
Cash and cash equivalents, end of period	$12,838	$4,644
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$4,165
Cash paid for income taxes, net	$65,318	$35,106
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable and accrued expenses	$35,300	$1,183
Excise tax on repurchases of common stock	$402	$—

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and September 30, 2023

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

The unaudited consolidated results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

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

4.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measures of segment profit or loss to be reported. Entities which have a single reportable segment must apply

Topic 280 in its entirety. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company did not early adopt the standard and does not expect adoption of this guidance to have a material effect on its consolidated results of operations and financial position.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied on a prospective basis; however, retrospective application is permitted. The Company does not intend to early adopt the standard and does not expect adoption of the guidance to have a material effect on its financial statement disclosures.

5.
INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Finished goods	$149,312	$88,840
Raw materials	72,062	51,688
Total FIFO (first-in, first-out) inventories	221,374	140,528
Reserve to adjust inventories to LIFO value	(33,439)	(33,439)
Total LIFO inventories	$187,935	$107,089

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on the cost of sales in the nine months ended September 30, 2024.

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$11,256	$11,830
Income tax receivable	—	9,611
Other	629	629
Total prepaid expenses and other assets	$11,885	$22,070

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at September 30, 2024, and December 31, 2023, was $14.2 million. The Company’s intangible assets, purchased in 2018 and 2024, consist of domain names and internal use software. At September 30, 2024, and December 31, 2023, intangible assets were $7.9 million and $6.3 million and accumulated amortization was $2.7 million and $2.4 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2024, and September 30, 2023, was $0.3 million and $0.3 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Sales and marketing	$51,988	$15,496
Compensation and benefits	21,455	25,859
Capital Projects	16,383	—
Operating lease liabilities	9,555	7,663
Manufacturing costs	4,021	3,382
Income Taxes	3,893	—
Other	6,339	4,334
Total accrued expenses and other liabilities	$113,634	$56,734

9.
DEBT

Revolving Credit Facility

Indebtedness prior to October 10, 2024. On May 18, 2022, the Company entered into a Credit Agreement (Credit Agreement) with certain lending parties thereto (Lenders) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019. Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.

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

Indebtedness on and after October 10, 2024. On October 10, 2024, the Company, entered into a Second Amendment to the Credit Agreement (Second Amendment) with certain lending parties thereto (Lenders) to amend that Credit Agreement dated as of May 18, 2022, as amended by that certain First Amendment dated as of December 22, 2022.

The Second Amendment provides the Company with Revolving A Loans in the maximum principal amount of $400,000,000 (Revolving A Loans), Revolving B Loans in the maximum principal amount of $150,000,000 (Revolving B Loans), and Letters of Credit and Swing Line Loans (as defined in the Credit Agreement). The Second Amendment extends the maturity date of the Revolving B Loans from December 22, 2024 to December 22, 2026.

Base Rate Loans (as defined in the Credit Agreement) under the Revolving A Loan and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term (as defined in the Credit Agreement).

With respect to Revolving B Loans (as defined in the Credit Agreement), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 0.20% and 1.15%. and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 1.20% and 2.15%.

The Company had $70 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $480 million at September 30, 2024. The weighted average interest rate on the revolving credit facility was 5.75% as of September 30, 2024.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 9 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the nine months ended September 30, 2024 and September 30, 2023, total operating lease expense was $7.3 million and $6.1 million, respectively. The weighted average remaining lease term at September 30, 2024 and December 31, 2023 was 4.4 years. The weighted average discount rate at September 30, 2024 and December 31, 2023 was 3.89% and 2.32%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2024 and September 30, 2023, and supplemental balance sheet information at September 30, 2024 and December 31, 2023 related to operating leases (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$7,346	$6,236
Operating ROU assets obtained in exchange for lease liabilities	$16,379	$1,882

Supplemental balance sheet information	September 30, 2024	December 31, 2023
Operating lease ROU assets	$36,110	$26,233
Operating lease liabilities:
Accrued expenses and other current liabilities	$9,555	$7,663
Operating lease liabilities	26,782	18,840
Total operating lease liabilities	$36,337	$26,503

The following table summarizes maturities of operating lease liabilities at September 30, 2024 (in thousands):

Maturities of operating lease liabilities
2024	$2,655
2025	9,305
2026	8,631
2027	8,124
2028	7,175
Thereafter	4,076
Total lease payments	39,966
Less imputed interest	(3,629)
Total operating lease liabilities	$36,337

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income available to common shareholders	$40,553	$65,266	$216,620	$183,433
Denominator:
Basic weighted average shares outstanding	108,258,401	108,583,009	108,529,825	108,707,699
Effect of dilutive securities:
Stock appreciation rights and options	38,602	80,256	54,679	72,580
Restricted stock	82,413	39,230	74,614	49,095
Diluted weighted average shares outstanding	108,379,416	108,702,495	108,659,118	108,829,374
Basic earnings per share	$0.37	$0.60	$2.00	$1.69
Diluted earnings per share	$0.37	$0.60	$1.99	$1.69

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock appreciation rights	70,979	86,250	66,387	95,467
Restricted stock	51,001	—	33,199	69,764

Stock Repurchase Program

On February 16, 2018, the Board of Directors adopted the 2018 Stock Repurchase Program of up to 11.6 million shares of the Company’s outstanding common stock (Stock Repurchase Program). On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. During the nine months ended September 30, 2024, Trex repurchased 822,400 shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended September 30, 2024 and September 30, 2023, the Company’s net sales were $233,717 and $303,836, respectively. For the nine months ended September 30, 2024 and September 30, 2023, the Company's net sales were $983,822 and $899,092, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,831,314 shares.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2024:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	62,104	$87.57
Performance-based restricted stock units (a)	80,371	$81.01
Stock appreciation rights	33,277	$90.86

(a)
Includes 55,834 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2024, and adjustments of 25,315, and (778) to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023 and 2021, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2024 and September 30, 2023, the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Weighted-average fair value of grants	$44.83	$27.19
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.0%
Expected term (years)	5	5
Expected volatility	51.2%	49.5%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock appreciation rights	$307	$248	$987	$660
Time-based restricted stock and restricted stock units	1,206	1,098	3,731	2,904
Performance-based restricted stock and restricted stock units	1,110	1,425	4,671	3,470
Employee stock purchase plan	48	50	274	350
Total stock-based compensation	$2,671	$2,821	$9,663	$7,384

Total unrecognized compensation cost related to unvested awards as of September 30, 2024 was $13.9 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2024 and September 30, 2023, was 25.4% and 25.3%, which resulted in income tax expense of $73.6 million and $62.1 million, respectively.

During the nine months ended September 30, 2024 and September 30, 2023, the Company realized $0.7 million and $0.4 million, respectively, of excess tax benefits from stock-based awards and recorded a corresponding benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2024, the Company maintains a valuation allowance of $3.3 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2024, for certain tax jurisdictions tax years 2020 through 2023 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The number of incoming claims received in the nine months ended September 30, 2024, was lower than the number of claims received in the nine months ended September 30, 2023, but higher than the Company’s expectations for 2024. Average cost per claim experienced in the nine months ended September 30, 2024, was lower than that experienced in the nine months ended September 30, 2023 and significantly lower than the Company’s expectations for 2024. After evaluating trends in incoming claims and closures in its actuarial analysis and combining these factors with future cost estimates, the Company recorded a reduction of $1.1 million to its warranty reserve for the future settlement of Surface Flaking claims. The Company believes the reserve at September 30, 2024 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.7 million change in the surface flaking warranty reserve.

The following is a reconciliation of the Company’s product warranty reserve (in thousands):

	Nine Months Ended September 30, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	8,375	(1,077)	7,298
Settlements made during the period	(4,717)	(1,125)	(5,842)
Ending balance, September 30	$15,724	$7,910	$23,634

	Nine Months Ended September 30, 2023
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$9,694	$15,905	$25,599
Provisions and changes in estimates	6,528	(3,800)	2,728
Settlements made during the period	(3,839)	(1,522)	(5,361)
Ending balance, September 30	$12,383	$10,583	$22,966

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

Arkansas Facility

In October 2021, the Company announced plans to add a third U.S.-based Trex manufacturing facility located in Little Rock, Arkansas, that will sit on approximately 300 acres of land. The development approach for the new campus will be modular and calibrated to demand trends for Trex outdoor living products. Construction began on the new facility in 2022. The Company anticipates spending approximately $550 million on the facility, of which approximately $340 million has already been disbursed. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and nine months ended September 30, 2024, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and nine months ended September 30, 2024 compared to the three months and nine months ended September 30, 2023, respectively.
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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Launches National Drop Off Directory for Plastic Bag and Film Recycling. The directory is the only online searchable platform dedicated to connecting Americans with Trex recycling partners in their local community.
•
Trex Adds Two New Enhance® Decking Hues with heat mitigating technology.
•
Trex Launches New Trex Signature® X-Series™ Railing. Trex has expanded its popular Trex Signature® Railing line with the introduction of X-Series™ Cable Rail and X-Series™ Frameless Glass Rail.
•
Trex Introduces New All In One Railing Post Kits for Trex Select® and Trex Enhance® railing.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$233,717	$303,836	$(70,119)	(23.1)%
Gross profit	$93,205	$130,895	$(37,690)	(28.8)%
Net income	$40,553	$65,266	$(24,713)	(37.9)%
EBITDA*	$67,915	$99,359	$(31,444)	(31.6)%
Diluted earnings per share	$0.37	$0.60	$(0.23)	(38.3)%

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$983,822	$899,092	$84,730	9.4%
Gross profit	$430,926	$381,771	$49,155	12.9%
Net income	$216,620	$183,433	$33,187	18.1%
EBITDA*	$331,436	$285,271	$46,165	16.2%
Diluted earnings per share	$1.99	$1.69	$0.30	17.8%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 20 and 21 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the nine months ended September 30, 2024, our capital expenditures were $151.5 million primarily related to $108.1 million for the Arkansas manufacturing facility, $16.0 million in capacity expansion in our existing facilities and safety, environmental and general support, and $12.0 million in cost reduction initiatives.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2024 (2024 quarter) compared to the three months ended September 30, 2023 (2023 quarter), and for the nine months ended September 30, 2024 (2024 nine-month period) compared to the nine months ended September 30, 2023 (2023 nine-month period).

Three Months Ended September 30, 2024 Compared To The Three Months Ended September 30, 2023

Net Sales

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net sales	$233,717	$303,836	$(70,119)	(23.1)%

Net sales decreased by $70.1 million, or 23.1%, in the 2024 quarter compared to the 2023 quarter. The decrease was driven by volume, predominantly in the entry level product category, as consumers reduce their discretionary spending during uncertain economic times and our channel partners normalize their inventories related to the consumer behaviors.

Gross Profit

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of sales	$140,512	$172,941	$(32,429)	(18.8)%
% of total net sales	60.1%	56.9%
Gross profit	$93,205	$130,895	$(37,690)	(28.8)%
Gross margin	39.9%	43.1%

Gross profit as a percentage of net sales, gross margin, was 39.9% in the quarter compared to 43.1% in the 2023 quarter. The 2024 and 2023 quarters included benefits of $1.1 million and $3.8 million, respectively, from a reduction of the surface flaking warranty reserve. Excluding the surface flaking benefit, gross margin in the 2024 quarter was 39.4% compared to 41.8% in the 2023 quarter. The decrease was primarily the result of lower sales volume, offset partially by favorable impacts from our continuous improvement programs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$38,901	$44,532	$(5,631)	(12.6)%
% of total net sales	16.6%	14.7%

Selling, general and administrative expenses decreased $5.6 million in the 2024 quarter. The decrease primarily related to lower personnel costs and branding expenses resulting from timing of the spend, partially offset by increases in information technology expenditures and insurance costs.

Provision for Income Taxes

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$13,756	$21,831	$(8,075)	(37.0)%
Effective tax rate	25.3%	25.1%

The effective tax rate for the 2024 quarter was comparable to the 2023 quarter and was 25.3% and 25.1%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net Income	$40,553	$65,266
Interest income, net	(5)	(734)
Income tax expense	13,756	21,831
Depreciation and amortization	13,611	12,996
EBITDA	$67,915	$99,359

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
EBITDA	$67,915	$99,359	$(31,444)	(31.6)%

EBITDA decreased 31.6% to $67.9 million for the 2024 quarter compared to $99.4 million for the 2023 quarter. The decrease in EBITDA was driven primarily by lower net sales and gross profit.

Nine Months Ended September 30, 2024 Compared To The Nine Months Ended September 30, 2023

Net Sales

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Net sales	$983,822	$899,092	$84,730	9.4%

Total net sales increased by $84.7 million, or 9.4%, in the 2024 nine-month period compared to the 2023 nine-month period. The increase was substantially all due to an increase in volume, driven primarily by changes to our early-buy program running January to March, rather than our historical December to March time frame. We estimate this change accounted for approximately $75 million, or 8.3%, of the growth in the 2024 nine month period.

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

Gross Profit

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of sales	$552,896	$517,321	$35,575	6.9%
% of total net sales	56.2%	57.5%
Gross profit	$430,926	$381,771	$49,155	12.9%
Gross margin	43.8%	42.5%

Gross profit as a percentage of net sales, gross margin, was 43.8% in the 2024 nine-month period compared to 42.5% in the 2023 nine-month period. The increase in gross margin was primarily the result of higher absorption due to increased production levels and favorable impacts from our continuous improvement programs, offset partially by higher labor costs, utilities, and depreciation.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$140,708	$133,694	$7,014	5.2%
% of total net sales	14.3%	14.9%

Selling, general and administrative expenses increased $7.0 million in the 2024 nine-month period. The increase primarily related to increases of $2.5 million in branding, $2.4 million in personnel related expenses, $1.2 million in disposal of manufacturing equipment, and $0.9 million of depreciation.

Provision for Income Taxes

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$73,609	$62,089	$11,520	18.6%
Effective tax rate	25.4%	25.3%

The effective tax rate for the 2024 nine-month period and the 2023 nine month period was 25.4% and 25.3% respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Income	$216,620	$183,433
Interest income (expense), net	(11)	2,555
Income tax expense	73,609	62,089
Depreciation and amortization	41,218	37,194
EBITDA	$331,436	$285,271

___________________

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

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
EBITDA	$331,436	$285,271	$46,165	16.2%

Total EBITDA increased 16.2% to $331.4 million for the 2024 nine-month period compared to $285.3 million for the 2023 nine-month period. The increase in EBITDA was driven primarily by higher net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At September 30, 2024, we had $12.8 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$152,402	$288,225
Net cash used in investing activities	(151,375)	(112,920)
Net cash provided by (used in) financing activities	9,852	(182,986)
Net increase (decrease) in cash and cash equivalents	$10,879	$(7,681)

Operating Activities

Cash provided by operations was $152.4 million during the 2024 nine-month period compared to cash provided by operations of $288.2 million during the 2023 nine-month period. The $135.8 million decrease in cash provided by operating activities was primarily related to an increase in inventories, as a result of increased production in the 2024 nine-month period compared to the 2023 nine-month period.

Investing Activities

Capital expenditures in the 2024 nine-month period were $151.5 million primarily related to $108.1 million for the Arkansas manufacturing facility, $16.0 million in capacity expansion in our existing facilities and safety, environmental and general support, and $12.0 million in cost reduction initiatives.

Financing Activities

Net cash provided by financing activities in the 2024 nine-month period consisted primarily of net borrowings under our line of credit.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). As of March 31, 2023, the Company had repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the nine months ended September 30, 2024, the Company repurchased 822,400 shares of its common stock under the 2023 Stock Repurchase Program.

Revolving Credit Facility

Indebtedness prior to October 10, 2024. On May 18, 2022, the Company entered into a Credit Agreement (Credit Agreement) with certain lending parties thereto (Lenders) to amend and restate the Fourth Amended and Restated Credit Agreement dated as of November 5, 2019. Under the Credit Agreement, the Lenders agreed to provide the Company with one or more Revolving Loans in a collective maximum principal amount of $400,000,000 (Loan Limit) throughout the term, which ends May 18, 2027 (Term). Included within the Loan Limit are sublimits for a Letter of Credit facility in an amount not to exceed $60,000,000; and Swing Line Loans in an aggregate principal amount at any time outstanding not to exceed $20,000,000. The Revolving Loans, the Letter of Credit facility and the Swing Line Loans are for the purpose of raising working capital and supporting general business operations.

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

Indebtedness on and after October 10, 2024. On October 10, 2024, Trex entered into a Second Amendment to the Credit Agreement (Second Amendment) with certain lending parties thereto (Lenders) to amend that Credit Agreement dated as of May 18, 2022, as amended by that certain First Amendment dated as of December 22, 2022.

The Second Amendment provides us with Revolving A Loans in the maximum principal amount of $400,000,000 (Revolving A Loans), Revolving B Loans in the maximum principal amount of $150,000,000 (Revolving B Loans), and Letters of Credit and Swing Line Loans (as defined in the Credit Agreement). The Second Amendment extends the maturity date of the Revolving B Loans from December 22, 2024 to December 22, 2026.

Base Rate Loans (as defined in the Credit Agreement) under the Revolving A Loan and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term (as defined in the Credit Agreement).

With respect to Revolving B Loans (as defined in the Credit Agreement), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans range between 0.20% and 1.15%. and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 1.20% and 2.15%.

At September 30, 2024, we had $70 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $480 million.

Compliance with Debt Covenants. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Capital Requirements. In October 2021, we announced plans to add a third U.S.-based Trex manufacturing facility located in Little Rock, Arkansas. The new campus will sit on approximately 300 acres of land and will address increased demand for Trex outdoor living products. The development approach for the new campus will be modular and calibrated to demand trends for Trex outdoor living products. Construction began on the new facility in 2022. The Company anticipates spending approximately $550 million on the facility, of which approximately $340 million has already been disbursed. Construction for the new facility will be funded primarily through the Company’s ongoing cash generation or its line of credit.

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

The number of incoming claims received in the nine months ended September 30, 2024, was lower than the number of claims received in the nine months ended September 30, 2023, but higher than the Company’s expectations for 2024. Average cost per claim experienced in the nine months ended September 30, 2024, was lower than that experienced in the nine months ended September 30, 2023 and significantly lower than the Company’s expectations for 2024. After evaluating trends in incoming claims and closures in its actuarial analysis and combining these factors with future cost estimates, the Company recorded a reduction of $1.1 million to its warranty reserve for the future settlement of Surface Flaking claims. The Company believes the reserve at September 30, 2024 is sufficient to cover future surface flaking obligations.

Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.7 million change in the surface flaking warranty reserve.

The following table details surface flaking claims activity related to our warranty:

	Nine Months Ended September 30,
	2024	2023
Claims open, beginning of period	1,695	1,729
Claims received (1)	385	451
Claims resolved (2)	(358)	(453)
Claims open, end of period	1,722	1,727
Average cost per claim (3)	$3,523	$3,977

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2024.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2024 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2024 – July 31, 2024	558	83.76	—	10,535,104
August 1, 2024 – August 31, 2024	822,581	60.83	822,400	9,712,704
September 1, 2024 – September 30, 2024	—	—	—	9,712,704
Quarterly period ended September 30, 2024	823,139		822,400

(1)
During the three months ended September 30, 2024, 739 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and 822,400 shares were repurchased under the program during the three months ended September 30, 2024.

Item 5. Other Information

Insider Trading Arrangements. During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement. The Company had previously filed a Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement on July 31, 2023 (the Old SAR Form). On October 23, 2024, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement (New SAR Form) which replaced the Old SAR Form. The New SAR Form amends the definition of “Cause” to remove the requirement that “willful or grossly negligent misconduct” be “materially” injurious to the Company and replace it with “willful or grossly negligent misconduct that is injurious to the Company or that violates Company Policy.” There are no other differences between the Old SAR Form and the New SAR Form. The New SAR Form is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Time-Based Restricted Stock Unit Agreement. The Company had previously filed a Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement on July 31, 2023 (the Old Time-Based RSU Form). On October 23, 2024, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement (New Time-Based RSU Form) which replaced the Old Time-Based RSU Form. The New Time-Based RSU Form amends the definition of “Cause” to remove the requirement that “willful or grossly negligent misconduct” be “materially” injurious to the Company and replace it with “willful or grossly negligent misconduct that is injurious to the Company or that violates Company Policy.” There are no other differences between the Old Time-Based RSU Form and the New Time-Based RSU Form. The New Time-Based RSU Form is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Performance-Based Restricted Stock Unit Agreement. The Company had previously filed a Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement on July 31, 2023 (the Old Performance-Based RSU Form). On October 23, 2024, the Company approved a new Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement (New Performance-Based RSU Form) which replaced the Old Performance-Based RSU Form. The New Performance-Based RSU Form amends the definition of “Cause” to remove the requirement that “willful or grossly negligent misconduct” be “materially” injurious to the Company and replace it with “willful or grossly negligent misconduct that is injurious to the Company or that violates Company Policy.” There are no other differences between the Old Performance-Based RSU Form and the New Performance-Based RSU Form. The New Performance-Based RSU Form is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: October 28, 2024	By:	/s/ Brenda K. Lovcik
Brenda K. Lovcik
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

10.3*/**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.

10.4*/**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Time-Based Restricted Stock Unit Agreement.

10.5*/**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Performance-Based Restricted Stock Unit Agreement.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.