Form 10-K
period 2024-12-31
TREX CO INC
filed 2025-02-24
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting Company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “or an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8.0 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 10, 2025 was 107,159,866.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2025 Annual Meeting of Stockholders	Corporate governance (under Part I, Item 1) and Part III

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

Business and Growth Strategies

More than 30 years ago, Trex invented the composite decking category. Today, Trex continues to reinvent and redefine outdoor living with a commitment to innovation and growth that has made Trex the world’s #1 brand of sustainably made wood-alternative decking and deck railing, along with a comprehensive portfolio of sustainable, high performance, low-maintenance outdoor living products including fencing, cladding, fasteners, and outdoor lighting. Helping homeowners design outdoor spaces that reflect their individual styles and budgets, coupled with Performance- Engineered™ products at various price points makes Trex the leading brand for homeowners seeking to invest in their outdoor living spaces. Trex’s ability to leverage strong brand awareness and a product offering with the advantages of sustainability, low-maintenance, and durability to help fuel conversion from wood decking and railing to Trex positions our Company well within the large and expanding Outdoor Living market.

Key to Trex’s leadership and growth is the strength of the Trex brand. Marketing investments focused on homeowners’ needs and wants continued to drive brand awareness to its highest level in a decade, with Trex consistently being the leading brand in both unaided and aided brand recognition, while products for every price point help drive profitable growth and wood conversion. Brand strength coupled with an unparalleled distribution and pro-channel dealer network and a leading brand presence at major home improvement retailers ensures that homeowners can find Trex products wherever and whenever they choose.

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

Products

Operations and Products: The Company operated in one reportable segment during the years ended December 31, 2024 and December 31, 2023: Trex Residential. The Company operated in two reportable segments during the year ended December 31, 2022: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, the Company sold substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial Products, Inc. See related information in Note 3 to the Consolidated Financial Statements to this Form 10-K.

Trex Residential is the world’s largest manufacturer of high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing and a leader in outdoor living products, with more than 30 years of product experience. Trex products are marketed under the brand name Trex® and manufactured in the United States. Stocked in more than 6,700 retail locations worldwide, Trex Residential offers a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, cladding and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex Residential decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex Residential one of the largest recyclers of waste polyethylene plastic film in North America. Our composite deck boards do not rot, warp, or splinter and the versatile colors feature a refined wood grain that adds depth and luxury to any backyard. Trex Residential products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products through Trex Residential:

Decking and Accessories

Our principal decking products are Trex Signature®, Trex Transcend® Lineage™, Trex Transcend®, Trex Select®, and Trex Enhance®. In addition, our Trex Transcend decking product can also be used as cladding. Our high-performance, low-maintenance, eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold, and scratching. Trex Signature decking offers realistic woodgrain aesthetics that raise the bar for beauty, performance, and sustainability and is available in two luxurious hues inspired by stunning natural settings. Trex Transcend Lineage is the next generation of design and performance in composite decking and is available in seven luxurious, on-trend hues inspired by some of the most picturesque locales in the United States. Our Trex Transcend decking provides elevated aesthetics paired with the highest level of performance and is available in six multi-tonal monochromatic classical earth tones and premium tropical colors. Trex Select decking offers the perfect pairing of price and minimal maintenance and is available in two nature-inspired earth tone colors. Our Trex Enhance boards pair the beauty of authentic wood-grain appearance with the durability of composite with minimal maintenance and the affordability of wood and is available in natural and basic colors.

We also offer accessories to our decking products. The Trex Hideaway® Fastener Collection , offers solutions for every composite deck fastening and finishing need, featuring color-matched screws and plugs, specially engineered bits, depth setters, and clips, designed to make installation easier and more efficient while delivering a clean, cohesive aesthetic. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers, or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light, and a recessed deck light.

Railing

Our railing products are Trex Signature® X-Series™ Railing, Trex Signature® aluminum railing, Trex Transcend Railing, Trex Select® Railing, Trex Select® T-Rail, and Trex Enhance™ Railing. Our high-performance cable rail, frameless glass rail, composite, and aluminum-deck railing kits and systems are sustainably manufactured, easy to install, and durable. Trex railing systems are built with the same durability as Trex decking and will not rot, warp, peel, or splinter and resist fading and corrosion. Trex Signature X-Series, made from approximately 30 percent recycled materials, is available in Charcoal Black with stainless steel or glass infill. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in four colors that complement our Trex decking products. Trex Select® Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Select® T-Rail, made from a minimum of 40 percent recycled materials, is available in square composite balusters in Classic White for a cohesive, coordinated look, or round aluminum balusters in Charcoal Black for a more modern contrast. Trex Enhance™ railing is available in four composite colors, and an Enhance Steel line was recently introduced in Charcoal Black, to expand the Trex addressable market.

Fencing

Our Trex Seclusions® composite fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rails, pickets, top rails, and decorative post caps. The top and bottom rails of Trex fencing are designed to provide a “picture frame’ element and the deep rich colors have a matte surface to prevent harsh sunlight reflections.

Trex Residential products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting, and other damage from moisture. In addition to resisting fading and surface staining, Trex Residential products require no sanding, staining, or sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs, and afford consumers a wide range of design options. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex Residential products less costly than wood over the life of the deck.

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
Trex® RainEscape®, Trex® Protect, Trex® RainEscape® Soffit Light, and Trex® Seal™ Ledger Flashing Tape

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

Trex® Pergola	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex® Lattice	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole	Cornhole boards manufactured and sold by Johnson Enterprises, LLC. under a Trademark License Agreements with Trex Company, Inc.
Trex® Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex® Spiral Stairs	A staircase alternative for use with all deck substructures manufactured and sold by SS Industries dba Paragon Stairs.
Trex® Outdoor Kitchens	Outdoor kitchen cabinetry manufactured and sold by Danver Outdoor Kitchens.

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

Trex Residential: Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales for our composite decking and railing products through our wholesale distribution network by selling Trex Residential products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers, and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex Residential products, contractor training, inventory commitment, and point-of-sale display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two to three distributors within a specified area to sell only Trex Residential decking products on an exclusive basis. The distributor purchases our products at prices in effect at the time we ship the product to the distributor.

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

For the years ended December 31, 2024, 2023, and 2022, three customers of Trex Residential represented approximately 81%, 72%, and 64%, respectively, of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales.

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

Our manufacturing processes require significant capital investment, expertise, and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes.

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). that will sit on approximately 300 acres of land. Construction began on the new facility in 2022. The development approach for the new campus will be modular and calibrated to demand trends for Trex Outdoor Living Products.

In addition, we prioritize cost reduction projects and continuous improvement opportunities, primarily related to automation, modernization, energy efficiency, and raw material processing, and remain focused on innovation and new product development. We have also broadened the range of raw materials that we can use to produce a consistent and high-quality finished product. In connection with national building code listings, we maintain a quality control testing program.

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

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2024, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one year for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new wood-alternative decking and railing products that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution and brand strength. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products are low maintenance compared to the on-going maintenance required for a pressure-treated deck and are therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other manufacturers of wood-alternative decking and railing products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Human Capital

Overview As of December 31, 2024, Trex employed 1,838 full-time employees. Our people are what have fueled our growth as the world’s #1 brand of sustainably made, wood-alternative decking and deck railing for nearly three decades. As we look to the future, Trex is poised for growth and innovation and that growth is dependent upon our people’s talent and commitment. We continue to invest in our people as we execute on our strategic talent management plan which aims to support our employees in gaining the competencies needed to advance and enjoy long-lasting careers at Trex.

Pay Equity As an equal opportunity employer, Trex is committed to providing fair and equitable pay for all employees across the Company. We have a strong track record as an industry leader in terms of hourly wages, salary and total compensation. We use a compensation grade structure as part of our process to determine the appropriate grade level for each position at Trex. As a result, we set the pay range for each position before considering who we might hire to fill that role. In addition, we regularly review our compensation structures for signs of emerging inequities along gender or ethnicity lines as well as market competitiveness. Our employees are not covered by collective bargaining agreements, and we believe that our relationships with our employees are favorable. Our Human Rights Policy sets forth our values related to working conditions and human rights, and it underscores our philosophy about the way we conduct our business. The policy is available at www.trex.com/our-company.

Development and Recruiting Developing internal talent is another key multi-year infrastructure investment for Trex. To help support our strategic talent development, we continue to invest in enabling tools, systems, and training to strengthen our decision making and accelerate progress. This includes new training for managers in the areas of team development, performance reviews, and recognition. In addition, the Trex Leadership Academy, a 12-month program, continues to develop and refine the competencies and leadership skills of high potential team members. Trex’s tuition reimbursement policy assists team members in achieving their full potential by furthering their education, affording them opportunities to grow their skills set and favorably impact the business. Safety remains a core value at Trex and in 2024 hourly manufacturing onboarding was enhanced to include more time for new team members to learn the process and incorporate additional safety best practices.

While significant investments have been made in internal development, wide-net recruiting outside talent continues to infuse the Company with new and diverse perspectives. Our summer intern program continues to grow and welcomes students from both universities and vocational schools across the mid-Atlantic. This program along with an aggressive campus recruitment has created a pipeline of young talent, while at the same time we continue to attract some of the most talented senior leaders from around the country to fill key leadership positions.

Engagement and Culture We continue to invest in employee engagement and related action planning by conducting Gallup surveys. Our people managers use the results to develop specific action plans to drive engagement throughout our organization. We also evolved our approach to curation of culture, providing training through an internal trainer to hourly employees in addition to leaders. This multi-year roll out of culture training targets all Trex team members to create shared understanding and expectations.

Trex is committed to building a workforce that is reflective of the communities in which we operate. Embracing diverse perspectives and fostering a culture of inclusion and belonging are at the core of what has fueled Trex’s legacy of innovation. We continue to find new ways to increase opportunities for underrepresented team members, including offering English language classes for non-native speakers and partnering with local agencies to provide employment opportunities to neuro-diverse candidates.

At Trex, our people fuel our growth and innovation. We are committed to reinvesting in our team and executing our strategic talent management plan at the highest level.

Corporate Governance

Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 25, 2024 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at www.trex.com/our-company/corporate-governance/. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s Senior Vice President, Chief Legal Officer and Secretary.

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

The Nominating / Corporate Governance Committee of the Board of Directors oversees the Company’s sustainability matters that are significant to the Company. Periodically, the Committee reviews the Company’s sustainability strategy, initiatives and policies and receives updates from the Senior Vice President, Chief Legal Officer and Secretary, who oversees the Company’s sustainability initiatives. Also, environmental matters relevant to the Company’s operations are the responsibility of the President and Chief Executive Officer, the Executive Vice President and Chief Operating Officer, and the Senior Vice President and Chief Financial Officer.

Trex Residential’s bi-coastal factories reduce fuel consumption and CO2 emissions by reducing transit distance. We strive to reduce energy use and associated greenhouse gas emissions in Trex manufacturing operations by designing our facilities to run efficiently. In addition, almost 100 percent of our factory runoff and refuse are recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill for product waste.

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

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. Trex was named to the Barron’s “100 Most Sustainable Companies” list for 2024. Trex Transcend® Lineage™ won Good Housekeeping’s 2024 Sustainable Innovation Award. In addition, Trex was also recognized as Sustainable Brand Leader in the decking category of Green Builder’s annual Reader’s Choice Survey for the 14th consecutive year. Trex was ranked by Newsweek magazine as one of America’s Most Responsible Companies 2024.

Trex environmental benefits are recognized by the receipt of the Leadership in Energy and Environmental Design (LEED) certification by the United States Green Building Council. Trex Residential decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high-profile venues. LEED is a point-based system designed to reward points to building projects that incorporate efficient, and safe eco-friendly products, leading to a building’s designation as LEED Silver, Gold or Platinum. Trex Residential decking can add up to four points to a project — four points in the Materials and Resources category for being composed of 95% recycled and reclaimed materials. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.

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

Each of our manufacturing sites have dedicated health and safety (EHS) professionals and safety committees. In 2024, several changes to the EHS organization were made to better support the business and align resources. These changes include the addition of an EHS Specialist to our distribution and transportation department, and a Corporate Health and Safety Manager to focus on advancing our health and safety programs. This position is a counterpart to our Corporate Environmental Manager role which has been in place for several years. All EHS professionals are required to complete continuing education courses to build internal expertise and capacity.

In 2024, Trex launched numerous health and safety initiatives such as FAST Response, Safety Steering Committee, Rules to Live By, and the inaugural Safety Pulse Survey. FAST response is a weekly meeting of frontline leaders and support personnel focused on identifying and correcting safety non-compliance on the production floor to prevent incidents from occurring. The Safety Steering Committee’s charter is to create a forum for managers and leaders from all functional areas to discuss health and safety. This includes reviewing incidents and corrective actions from across the organization, sharing information related to safety improvements, and providing transparency to health and safety performance monthly.

Rules to Live By outline expectations of employee compliance with safety rules related to high-risk activities such as powered industrial trucks, lockout/tagout and control of hazardous energy, confined spaces, machine guarding, working at height and hoisting and rigging.

Websites and Additional Information

The U.S. Securities and Exchange Commission (SEC) maintains an Internet web site at www.sec.gov that contains reports, proxy statements, and other information regarding our Company. Our website is www.trex.com. In addition, we maintain an Internet corporate web site at www.trex.com/our-company/investor-relations. We make available through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. We do not charge any fees to view, print, or access these reports on our web site. The contents of our web site are not a part of this report.

Item 1A. Risk Factors

Our business operates in one reportable segment, Trex Residential, and is subject to a number of risks, including the following.

Risks Related to the Distribution and Sale of Our Product

Risk	Discussion

Description

We may not be able to grow unless we increase market acceptance of our products, compete effectively and develop new products and applications.

Impact

Our failure to compete successfully could have a material adverse effect on our ability to replace wood products or increase our market share amongst wood-alternative products.

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

A limited number of our customers account for a significant percentage of our sales. For the years ended December 31, 2024, 2023, and 2022, three customers of Trex Residential represented approximately 81%, 72%, and 64%, respectively, of the Company’s total net sales. We expect that a significant portion of our sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales.

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

Description

The demand for our outdoor living products may be negatively affected by erratic, or prolonged adverse weather conditions, and our operating results may vary quarter to quarter due to seasonality.

Impact

Seasonal, erratic, or prolonged adverse weather conditions may reduce the level of home improvement and construction activity and can shift sales of our products to a later period or decrease overall sales in affected locations, which could have a negative impact on our results of operations and liquidity.

Our products are generally purchased shortly before installation and used in outdoor environments. As a result, there is a correlation between the amount of product we sell and weather conditions during the time they are to be installed. Erratic or prolonged adverse weather conditions may interfere with home improvement or ordinary construction, delay projects, or lead to cessation of construction involving our products.

In addition, our operating results have historically varied from quarter to quarter due to seasonality. As part of normal business practice and consistent with industry practice, we have historically offered incentive programs to our distributors and dealers to build inventory before the start of the prime deck-building season in order to ensure adequate availability of our products to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

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

Description

Our business is subject to risks in obtaining the raw materials we use. In addition, to the extent we source raw materials internationally, changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.

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

Cybersecurity Governance

Our cybersecurity programs, including the cross-functional management committees responsible for identifying, assessing, and mitigating cybersecurity risks and incidents, are overseen by our Vice President and Chief Information Officer. Day-to-day administration of the cybersecurity programs are led by our Director of Information Security, a direct report to the Vice President and Chief Information Officer. Our Vice President and Chief Information Officer has 27 years of technology leadership experience and a Doctor of Business Administration. Our Director of Information Security has 27 years of experience in infrastructure and security operations and a degree in Information Technology Management. Our Director of Information Security is the chair of the Company’s Information Security Committee. The activities of the Information Security Committee are reviewed by the Executive Information Security Oversight Committee, which is comprised of members of our senior leadership team including our Vice President and Chief Information Officer, Senior Vice President, Chief Financial Officer, Senior Vice President, Chief Legal Officer and Secretary and Senior Vice President, Chief Human Resources Officer. The Executive Information Security Oversight Committee facilitates notification to the Audit Committee of emerging cybersecurity risks, and threats, the status of projects to strengthen the Company’s information security systems, and updates on any cybersecurity incidents.

The Audit Committee of the Board of Directors oversees cybersecurity related risks. Members of the Audit Committee receive the above referenced notifications and updates on a quarterly basis from the Company’s Chief Information Officer as the designated representative of the Executive Information Security Oversight Committee.

Additionally, the Company has a written Information Security Policy and a Cybersecurity Incident Response Plan that provides the above-referenced processes by which such committees are informed of and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents and material risks from cybersecurity threats.

Item 2. Properties

We own and lease certain properties, as noted in the below table:

	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location	Purpose

Corporate Headquarters	62,210 SF	Owned	N/A	Virginia	Office Space

Corporate Headquarters	8 Acres	Owned	N/A	Virginia	Land

Trex Residential	2,421,733 SF	Leased	2024 – 2035	Virginia / West Virginia / Nevada/ Arkansas	Warehouse, Research and Development, Storage, Training and Manufacturing Facilities

Trex Residential	1,525,254 SF / 473 Acres	Owned	N/A	Virginia / Nevada / Arkansas	Manufacturing Facilities, Storage and Office Space

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2024, we spent a total of $232.3 million on capital expenditures, primarily at our Trex Residential facilities, including $174.8 million related to construction of our Arkansas facility, $14.7 million related to capacity expansion at our Virginia facilities, $14.5 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, and $17.0 million for general support, safety and environmental initiatives.

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2024 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2024 – October 31, 2024	758,782	$65.94	758,240	8,954,464
November 1, 2024 – November 30, 2024	3,677	$70.21	—	8,954,464
December 1, 2024 – December 31, 2024	—	$—	—	8,954,464
Quarter ended December 31, 2024	762,459		758,240

(1)
During the three months ended December 31, 2024, 4,219 shares of common stock were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to the tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of the Company's outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date and 758,240 shares were repurchased under the program during the three months ended December 31, 2024.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2019, in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2020, 2021, 2022, 2023 and 2024.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Trex Company, Inc.	$100.00	$186.29	$300.46	$94.19	$184.22	$153.60
Russell 2000 Index	$100.00	$119.96	$137.94	$109.74	$128.33	$143.14
S&P 600 Building Products	$100.00	$126.06	$156.56	$129.71	$194.49	$218.00

Other Stockholder Matters

As of February 10, 2025, there were approximately 130 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

In 2024, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

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

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. MD&A includes the following sections:

•
Our Business — a general description of our business, a brief overview of our products, and highlights for the twelve months ended December 31, 2024.
•
Critical Accounting Estimates — a discussion of accounting policies that require critical judgments and estimates.
•
Results of Operations — an analysis of our consolidated results of operations for 2024 and 2023 and year-to-year comparisons. An analysis of our consolidated results of operations for 2023 and 2022 and year-to-year comparisons between 2023 and 2022 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2023.
•
Liquidity and Capital Resources — an analysis of cash flows, contractual obligations, and a discussion of our capital and other cash requirements.
•
New Accounting Standards — a general description of new accounting standards applicable to our business and a discussion of their expected impact.

OUR BUSINESS

General. The Company is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of our products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. The Company is focused on using renewable resources within our Trex Residential segment. Also, through December 30, 2022, the Company provided custom-engineered commercial railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. During the year ended December 31, 2022, the Company operated in two reportable segments: Trex Residential Products (Trex Residential), the Company’s principal business based on net sales, and Trex Commercial Products (Trex Commercial). On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential.

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

We offer the following composite decking and railing products through Trex Residential:

Decking and Accessories	Trex Signature® decking Trex Transcend® Lineage™ decking Trex Transcend® decking Trex Select® decking Trex Enhance® decking Trex Hideaway® Fastener Collection Trex DeckLighting™ outdoor lighting system
Railing	Trex Signature® X-Series™ railing Trex Signature® Aluminum railing Trex Transcend railing Trex Select® railing Trex Select® T-Rail Trex Enhance™ railing
Fencing	Trex Seclusions® fencing

Trex Commercial offered modular and architectural railing and staging systems and solutions for the commercial and multifamily market, including sports stadiums and performing arts venues, through the date of divesture on December 30, 2022.

Highlights:

•
Trex tops the Rankings of BUILDER magazine’s annual Brand Use Study. Trex received the highest scores for brand awareness, emerged as the #1 brand used most by Pro Builders and Pro Remodel Contractors in both the Composite/PVC Decking and Deck Railings categories.
•
Trex Expands Canadian Reach by partnering with Alexandria Moulding. The leading North American manufacturer and distributor will bring Trex’s premium decking and railing products to a broader range of Canadian retailers, homeowners, and contractors.
•
Trex Team with Weyerhaeuser to Expand Distribution across California, Nevada, Arizona, and New Mexico, significantly expanding Trex’s presence across the Southwest Region.
•
Trex Expands Distribution with International Wood Products (IWP) strengthening presence in Northern California and Northern Nevada. As part of this move IWP will exclusively stock Trex decking and railing at all of its distribution facilities in the Western United States.
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
•
Trex Expands Railing Portfolio with Launch of Trex Signature® X-Series™. Trex has launched two new specialty railing offerings with Trex Signature® X-Series™ Cable Rail and Trex Signature® X-Series™ Frameless Glass Rail.
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

Financial Performance Highlights for the Twelve Months Ended December 31, 2024:

	Year Ended December 31,
	2024	2023	$ Change	% Change
(000s omitted, except per share data)
Net sales	$1,151,449	$1,094,837	$56,612	5.2%
Gross profit	$485,668	$452,407	$33,261	7.4%
Net income	$226,392	$205,384	$21,008	10.2%
EBITDA*	$360,343	$326,393	$33,950	10.4%
Diluted earnings per share	$2.09	$1.89	$0.20	10.6%

*A reconciliation of Net Income to EBITDA is presented on pages 31 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. In 2024, we spent a total of $232.3 million on capital expenditures, primarily at our Trex Residential facilities, including $174.8 million related to construction of our Arkansas facility, $14.7 million related to capacity expansion at our Virginia facilities, $14.5 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, and $17.0 million for general support, safety and environmental initiatives.

Repurchase of common shares. We repurchased 1,580,640 shares of our outstanding common stock in 2024 under our stock repurchase programs.

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

Average cost per claim experienced in the year ended December 31, 2024, was lower than that experienced in the year ended December 31, 2023, and lower than our expectations for 2024. The number of incoming claims received in the year ended December 31, 2024, was lower than the number of claims received in the year ended December 31, 2023, and higher than our expectations for 2024. After evaluating trends in incoming claims and closures in its actuarial analysis and combining these factors with future cost estimates, the Company recorded a reduction of $1.5 million to its warranty reserve for the future settlement of Surface Flaking claims in 2024. We believe the reserve at December 31, 2024 is sufficient to cover future surface flaking obligations.

Our analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect our financial condition, results of operations or cash flows. We estimate that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. We estimate that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.6 million change in the estimate of the surface flaking warranty reserve.

The following table details surface flaking warranty claims activity:

	Year Ended December 31,
	2024	2023	2022
Claims unresolved beginning of period	1,695	1,729	1,759
Claims received (1)	457	521	592
Claims resolved (2)	(478)	(555)	(622)
Claims unresolved end of period	1,674	1,695	1,729
Average cost per claim (3)	$3,281	$4,221	$4,987

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

Goodwill. We evaluate the recoverability of goodwill in accordance with Accounting Standard Codification (ASC) Topic 350, “Intangibles—Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. We evaluate the recoverability of goodwill at the reporting unit level. During the year ended December 31, 2022, we determined that the Company had three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. On December 30, 2022, we completed the sale of substantially all of the assets of our wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company has one reporting unit in Trex Residential reportable segment. Goodwill is considered impaired when the carrying amount of a reporting unit exceeds its fair value, and an impairment loss is recognized in an amount equal to that excess but limited to the total amount of goodwill allocated to that reporting unit. We first assess qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. Qualitative factors we consider include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events. We evaluate, based on the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Weighing the effect of various positive and negative factors is challenging and requires the use of significant judgment. The weight we place on each factor depends on certain conditions, including uncertainty about future events. If different conditions exist in future periods, future impairment charges could result.

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

RESULTS OF OPERATIONS

General. Our results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, interest rates, tariffs, consumer spending and preferences, the impact of any supply chain disruptions, economic conditions, and any adverse effects from global health pandemics and geopolitical conflicts.

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

Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Year Ended December 31, 2024 Compared To Year Ended December 31, 2023

Net Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Total net sales	$1,151,449	$1,094,837	$56,612	5.2%

Total net sales in 2024 increased $56.6 million, or 5.2%, compared to total net sales in 2023, primarily due to the changes to our early-buy program running January to March, rather than our historical December to March timeframe.

Gross Profit

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Cost of sales	$665,781	$642,430	$23,351	3.6%
% of total net sales	57.8%	58.7%
Gross profit	$485,668	$452,407	$33,261	7.4%
Gross margin	42.2%	41.3%

Gross profit as a percentage of net sales, gross margin, was 42.2% in 2024 compared to 41.3% in 2023. The increase was primarily due to efficiencies resulting from cost saving initiatives. The increase was partially offset by higher labor costs and overhead expenses.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$179,995	$176,203	$3,792	2.2%
% of total net sales	15.6%	16.1%

Selling, general and administrative expenses decreased slightly year over year as a percentage of net sales, primarily as a result of increased sales offset by a $3.8 million increase in expense. The increase was due to a $4.7 million increase in branding expenses, a $1.2 million increase in facilities and support, and a $1.0 million increase in depreciation and amortization, partially offset by a decrease of $3.3 million in personnel expenses, due to lower incentive compensation.

Provision for Income Taxes

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$79,292	$70,815	$8,477	12.0%
Effective tax rate	25.9%	25.6%

The effective tax rate for 2024 of 25.9% was comparable to the effective tax rate for 2023 of 25.6%.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Year Ended December 31, 2024
Net income	$226,392
Interest (income), net	(11)
Income tax expense	79,292
Depreciation and amortization	54,670
EBITDA	$360,343

Year Ended December 31, 2023
Net income (loss)	$205,384
Interest expense, net	5
Income tax expense (benefit)	70,815
Depreciation and amortization	50,189
EBITDA	$326,393

1.
EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes the measures facilitate performance comparison between the Company and its competitors. Management considers EBITDA to be important supplemental indicators of our core operating performance because the measures eliminate interest, income taxes, and depreciation and amortization charges to net income. In relation to its competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets, especially when comparing financial results to prior periods. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company. Non-GAAP measures are not meant to be considered superior to or a substitute for our GAAP results.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
EBITDA	$360,343	$326,393	$33,950	10.4%

Total EBITDA increased 10.4% to $360.3 million for 2024 compared to $326.4 million for 2023. The increase was driven by an increase in net sales and gross profit.

Year Ended December 31, 2023 Compared To Year Ended December 31, 2022

The Company hereby incorporates by reference the financial results from fiscal year 2022 and the comparison of financial results from fiscal year 2023 to fiscal year 2022 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the U.S. Securities and Exchange Commission on February 26, 2024.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings, operating leases, and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$143,929	$389,420	$216,220
Net cash used in investing activities	(236,535)	(166,089)	(168,884)
Net cash provided by (used in) financing activities	91,939	(233,697)	(176,064)
Net decrease in cash and cash equivalents	$(667)	$(10,366)	$(128,728)

Operating Activities

Cash provided by operating activities in 2024 was $143.9 million compared to cash provided by operating activities of $389.4 million in 2023. The $216.2 million decrease in cash provided by operating activities was primarily a result of an increase in inventories, and to a lesser extent, impacted by increases in accounts receivable. The increase in inventories is the result of increased production in 2024 compared to 2023 as we prepare for our 2025 early buy program, the launch of new products, and to ensure appropriate product availability during the peak of the season.

Investing Activities

In 2024, cash used in investing activities for capital expenditures was $232.2 million, primarily at our Trex Residential facilities, including $174.8 million related to construction of our Arkansas facility, $14.7 million related to capacity expansion at our Virginia facilities, $14.5 million related to general plant cost reduction initiatives at our Virginia and Nevada facilities, and $17.0 million for general support, safety, and environmental initiatives.

Financing Activities

Net cash provided by financing activities in 2024 consisted primarily of borrowings under our revolving credit facility used to fund our capital expenditures and to a lesser extent share repurchases.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Company repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and during 2024 the Company repurchased 1,580,640 shares of its common stock under the 2023 Stock Repurchase Program.

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

On December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined). Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ended December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.

In conjunction with the First Amendment, on December 22, 2022, the Credit Agreement was amended and restated to refer to the original loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan.

The amended Credit Agreement provides the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term (which ends May 18, 2027) and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the notes issued pursuant to the Credit Agreement are in effect.

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

At December 31, 2024, we had $202.6 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $347.4 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

Industrial Revenue Bonds. In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of December 31, 2024, the gross asset and liability associated with the IRBs was $100 million.

Contractual Obligations. Our contractual obligations consist primarily of purchase commitments and operating leases.

Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain. As of December 31, 2024, we have purchase obligations under material supply contracts of $50.7 million for the year ending December 31, 2025, $38.5 million in 2026, $27.4 million in 2027, and $20.3 million in 2028. Please refer to Note 19 to the Consolidated Financial Statements in this filing for additional information on our purchase commitments.

Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases. As of December 31, 2024, we have operating lease liabilities of $11.1 million for the year ending December 31, 2025, $35.7 million for the years 2026 through 2029 and $15.8 million thereafter. Please refer to Note 10 to the Consolidated Financial Statements in this filing for additional information on our operating leases.

The Company believes that its cash on hand and cash generated through operating activities, both over the next 12 months and beyond the next 12 months, should be sufficient to cover purchase obligations and operating leases.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements.

Capital and Other Cash Requirements. Our capital expenditure guidance for 2025 is $190 million to $210 million. In addition to the construction of the Arkansas facility, our capital allocation priorities for 2025 include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards Recently Adopted. In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment’s profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measure of a segment’s profit or loss to be reported. Entities which have a single reportable segment must apply Topic 280 in its entirety. The guidance was effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption was permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company adopted the standard in the quarterly period ended December 31, 2024. The Company applied the standard retrospectively and accordingly, prior periods were adjusted. Adoption of this guidance did not impact consolidated results of operations and financial position.

New Accounting Standards Not Yet Adopted. In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures.” This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions which have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The amendments to this update should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company believes adoption will result in expanded financial statement footnote disclosure but does not believe adoption of this update will have a material impact on its consolidated results of operations. The Company is continuing to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2024, we had $202.6 million in debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2024.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15 of this Form 10-K are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2024, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 24, 2025	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 24, 2025	By:	/S/ BRENDA K. LOVCIK
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 24, 2025

Item 9B. Other Information

Insider Trading Arrangements. During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the sections titled “Information About Nominating and Continuing Directors,” “Named Executive Officers,” and “Corporate Governance” that will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which we will file with the U.S. Securities and Exchange Commission (SEC) on or before 120 days after our 2024 fiscal year-end.

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

We have adopted an Insider Trading Policy that governs the purchase or sale of securities by employees, directors, officers, and any other company including customers or suppliers of Trex Company, Inc. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the sections titled “Non-Employee Director Compensation,” “2024 Non-Employee Director Compensation,” “2024 Non-Employee Director Equity Awards,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors of Trex Company, Inc.,” “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “2024 Option / SAR Exercises and Stock Vested,” “Retention, Severance and Change in Control Agreements,” “Severance and Change in Control Compensation as of December 31, 2024,” “The Company’s Compensation Policies and Practices as They Relate to Risk,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” that will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2024 fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the sections titled “Security Ownership” and “Equity Compensation Plan Information” that will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2024 fiscal year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the sections titled “Corporate Governance – Board Leadership Structure – Director Independence” and “Transactions with Related Persons” that will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2024 fiscal year-end.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the section titled “Independent Registered Public Accounting Firm” that will be included in our definitive proxy statement for our 2025 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2024 fiscal year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company are incorporated by reference in Part II, Item 8 of this Form 10-K:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-29

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) See Exhibit Index at the end of the Annual Report on Form 10-K for the information required by this Item.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024.	10-K	3.3	February 26, 2024	001-14649

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	First Amendment to Credit Agreement dated as of December 22, 2022 to the Credit Agreement dated May 18, 2022 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	December 23, 2022	001-14649

4.3	Credit Agreement dated as of May 18, 2022 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as lender and Syndication Agent, Regions Bank, PNC Bank, National Association, and TD Bank, N.A., arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	May 20, 2022	001-14649

4.4	Note dated May 18, 2022 payable by the Company to Bank of America, N.A. in the amount of the lesser of $180,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	May 20, 2022	001-14649

4.5	Note dated May 18, 2022 payable by the Company to Wells Fargo Bank, National Association in the amount of the lesser of $120,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	May 20, 2022	001-14649

4.6	Note dated May 18, 2022 payable by the Company to Regions Bank in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Regions Bank.	8-K	4.4	May 20, 2022	001-14649

4.7	Note dated May 18, 2022 payable by the Company to PNC Bank, National Association in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by PNC Bank, National Association.	8-K	4.5	May 20, 2022	001-14649

4.8	Note dated May 18, 2022 payable by the Company to TD Bank, N.A. in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by TD Bank, N.A.	8-K	4.6	May 20, 2022	001-14649

4.9	Security and Pledge Agreement dated as of May 18, 2022 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.7	May 20, 2022	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.11	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.12	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.13	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.16	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.17	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

4.18	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.19	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

4.20	Second Amendment to Credit Agreement dated as of October 10, 2024 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. Syndication Agent, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	October 11, 2024	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.1**	Trex Company, Inc. 2023 Stock Incentive Plan.	10-Q	10.1	May 8, 2023	001-14649

10.2**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023.	10-Q	10.2	July 31, 2023	001-14649

10.3**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.3	October 28, 2024	001-14649

10.4**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.4	October 28, 2024	001-14649

10.5**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.5	October 28, 2024	001-14649

10.6**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.6	July 31, 2023	001-14649

10.7**	Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks.	10-Q	10.7	July 31, 2023	001-14649

10.8**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.8	July 31, 2023	001-14649

10.9	AIA document A141 – 2014 Agreement dated July 7, 2022 by and between Trex Company, Inc. and Gray Construction, Inc.	8-K	10.1	July 12, 2022	001-14649

10.10	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.11	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.12	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.13	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.14	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

10.15	Asset Purchase Agreement dated as of December 30, 2022 by and between Trex Commercial Products, Inc., Trex Company, Inc. and Sightline Commercial Solutions, LLC.	8-K	10.1	December 30, 2022	001-14649

19.1	Insider Trading Policy	10-K	19.1	February 26, 2024	001-14649

21*	Subsidiaries of the Company.

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1	Recovery of Compensation for Accounting Restatements Policy	10-K	97.1	February 26, 2024	001-14649

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 24, 2025	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 24, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ Bryan H. Fairbanks Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ Brenda K. Lovcik Brenda K. Lovcik	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ James E. Cline James E. Cline	Chairman

/S/ Ronald W. Kaplan Ronald W. Kaplan	Vice Chairman

/S/ Jay M. Gratz Jay M. Gratz	Director

/S/ Kristine L. Juster Kristine L. Juster	Director

/S/ D. Christian Keffer D. Christian Keffer	Director

/S/ Gena C. Lovett Gena C. Lovett	Director

/S/ Melkeya Mcduffie Melkeya McDuffie	Director

/S/ Patricia B. Robinson Patricia B. Robinson	Director

/S/ Gerald Volas Gerald Volas	Director

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-29

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2025 expressed an unqualified opinion thereon.

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

Surface Flaking Warranty Reserve
Description of the Matter

At December 31, 2024, the Company’s surface flaking warranty reserve was $7.2 million. As discussed in Note 19 of the consolidated financial statements, the Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. The Company’s surface flaking warranty reserve is based on management’s estimate of the number of claims to be settled with payment and the average cost to settle each claim.

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

Baltimore, Maryland

February 24, 2025

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except share and per share data)
Net sales	$1,151,449	$1,094,837	$1,106,043
Cost of sales	665,781	642,430	702,054
Gross profit	485,668	452,407	403,989
Selling, general and administrative expenses	179,995	176,203	141,831
Loss on sale	—	—	15,423
Income from operations	305,673	276,204	246,735
Interest (income) expense, net	(11)	5	(103)
Income before income taxes	305,684	276,199	246,838
Provision for income taxes	79,292	70,815	62,212
Net income	$226,392	$205,384	$184,626
Basic earnings per common share	$2.09	$1.89	$1.65
Basic weighted average common shares outstanding	108,191,635	108,680,459	111,710,676
Diluted earnings per common share	$2.09	$1.89	$1.65
Diluted weighted average common shares outstanding	108,322,576	108,809,403	111,880,488
Comprehensive income	$226,392	$205,384	$184,626

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,292	$1,959
Accounts receivable, net	88,356	41,136
Inventories	207,282	107,089
Prepaid expenses and other assets	21,978	22,070
Total current assets	318,908	172,254
Property, plant and equipment, net	922,868	709,402
Operating lease assets	52,195	26,233
Goodwill and other intangible assets, net	22,048	18,163
Other assets	8,279	6,833
Total Assets	$1,324,298	$932,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,272	$23,963
Accrued expenses and other liabilities	72,879	56,734
Accrued warranty	5,726	4,865
Line of credit	202,600	5,500
Total current liabilities	342,477	91,062
Deferred income taxes	56,032	72,439
Operating lease liabilities	41,979	18,840
Non-current accrued warranty	17,109	17,313
Other long-term liabilities	16,559	16,560
Total Liabilities	474,156	216,214
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,098,251 and 140,974,843 shares issued and 107,154,305 and 108,611,537 shares outstanding at December 31, 2024 and December 31, 2023, respectively	1,411	1,410
Additional paid-in capital	148,153	140,157
Retained earnings	1,562,450	1,336,058
Treasury stock, at cost, 33,943,946 and 32,363,306 shares at December 31, 2024 and December 31, 2023, respectively	(861,872)	(760,954)
Total Stockholders’ Equity	850,142	716,671
Total Liabilities and Stockholders’ Equity	$1,324,298	$932,885

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2021	115,148,152	$1,407	$127,787	$946,048	25,586,601	$(350,208)	$725,034
Net income	—	—	—	184,626	—	—	184,626
Employee stock plans	38,320	—	1,742	—	—	—	1,742
Shares withheld for taxes on awards	(45,834)	1	(3,319)	—	—	—	(3,318)
Stock-based compensation	114,594	—	5,329	—	—	—	5,329
Repurchases of common stock	(6,511,809)	—	—	—	6,511,809	(395,064)	(395,064)
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,130,674	32,098,410	$(745,272)	$518,349
Net income	—	—	—	205,384	—	—	205,384
Employee stock plans	27,620	—	1,223	—	—	—	1,223
Shares withheld for taxes on awards	(48,736)	2	(2,769)	—	—	—	(2,767)
Stock-based compensation	154,126	—	10,164	—	—	—	10,164
Repurchases of common stock	(264,896)	—	—	—	264,896	(15,682)	(15,682)
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	226,392	—	—	226,392
Employee stock plans	20,604	—	1,281	—	—	—	1,281
Shares withheld for taxes on awards	(65,081)	1	(5,920)	—	—	—	(5,919)
Stock-based compensation	167,885	—	12,635	—	—	—	12,635
Repurchases of common stock	(1,580,640)	—	—	—	1,580,640	(100,918)	(100,918)
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,562,450	33,943,946	$(861,872)	$850,142

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Operating Activities
Net income	$226,392	$205,384	$184,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,670	50,189	44,298
Deferred income taxes	(16,407)	4,215	24,256
Loss on sale	—	—	15,423
Stock-based compensation	12,635	10,164	5,329
Loss (gain) on disposal of property, plant and equipment	2,644	3,140	(27)
Other non-cash adjustments	187	(48)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(47,220)	56,921	42,513
Inventories	(100,193)	34,266	(64,454)
Prepaid expenses and other assets	(10,650)	(750)	7,925
Accounts payable	(819)	2,697	(5,595)
Accrued expenses and other liabilities	12,162	8,875	(14,385)
Income taxes receivable/payable	10,528	14,367	(23,572)
Net cash provided by operating activities	143,929	389,420	216,220
Investing Activities
Expenditures for property, plant and equipment	(232,337)	(166,089)	(176,228)
Purchased intangibles	(4,304)	—	—
Proceeds from sale of assets	—	—	7,290
Proceeds from sales of property, plant and equipment	106	—	54
Net cash used in investing activities	(236,535)	(166,089)	(168,884)
Financing Activities
Borrowings under line of credit	842,300	593,500	425,000
Principal payments under line of credit	(645,200)	(810,000)	(203,000)
Repurchases of common stock	(105,940)	(18,450)	(398,382)
Proceeds from employee stock purchase and option plans	1,282	1,223	1,742
Financing costs	(503)	30	(1,424)
Net cash provided by (used in) financing activities	91,939	(233,697)	(176,064)
Net decrease in cash and cash equivalents	(667)	(10,366)	(128,728)
Cash and cash equivalents at beginning of year	1,959	12,325	141,053
Cash and cash equivalents at end of year	$1,292	$1,959	$12,325
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$51	$—
Cash paid for income taxes, net	$85,171	$52,340	$59,934
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable	$38,129	$1,332	$1,814

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

The Company’s principal business based on net sales is the manufacture and distribution of Trex Residential high-performance, low-maintenance wood-alternative decking and residential railing and outdoor living products and accessories, marketed under the brand name Trex®. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. Trex Commercial designed, engineered and marketed modular and architectural railing and staging systems for the commercial and multi-family market, including sports stadiums and performing arts venues. The principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and the telephone number at that address is (540) 542-6300.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated in consolidation.

The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2024, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex Residential products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2024 and December 31, 2023.

In the years ended December 31, 2024, 2023, and 2022, sales to certain customers of Trex Residential accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2024, three customers of Trex Residential represented approximately 81% of the Company’s total net sales. For the year ended December 31, 2023, three customers of Trex Residential represented 72% of the Company’s total net sales. For the year ended December 31, 2022, three customers of Trex Residential represented approximately 64% of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales. At December 31, 2024, two customers represented 33%, and 32%, respectively, of the Company’s total accounts receivable balance. At December 31, 2023, three customers represented 27%, 23% and 20%, respectively, of the Company’s total accounts receivable balance.

For each year ended December 31, 2024, 2023, and 2022, approximately 21.4%, 26.7%, and 17.5%, respectively, of the Company’s materials purchases at Trex Residential were purchased from its four largest suppliers.

Inventories

Inventories for the composite decking and railing products at Trex Residential are valued at the lower of cost (last-in, first-out, or LIFO, method) and market as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to the lower of cost or market. The Company’s reserves for estimated slow moving products or obsolescence are not material. At December 31, 2024, the excess of the replacement cost of inventory over the LIFO value of inventory was approximately $49.7 million. Due to the nature of the LIFO valuation methodology, liquidations of inventories result in a portion of the Company's cost of sales being based on historical rather than current year costs. There were no LIFO liquidations or related impact on cost of sales in 2024.

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

Leases

The Company leases office space, storage warehouses, training and manufacturing facilities, and certain office and plant equipment under various operating leases. At inception of an arrangement, the Company evaluates, among other things, whether it has the right to control the use of an identified asset in order to determine if the arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (ROU) assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rates of the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company considers instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. The Company reviews its ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The carrying amount of the ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. An impairment loss is measured as the amount by which the carrying amount of the ROU asset exceeds its fair value. The Company’s operating leases have remaining lease terms up to 11 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. Consideration for non-lease components is stated on a stand-alone basis in the applicable agreements.

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

The Company assigned its goodwill to reporting units and tests each reporting unit’s goodwill for impairment at least on an annual basis, or more frequently if an event occurs or circumstances change in the interim that indicate the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill. The Company identified its reporting units based on the way it manages its operating segments. Prior to December 30, 2022, the Company had three reporting units: a residential reporting unit in the Trex Residential reportable segment, and a commercial railing reporting unit and a staging reporting unit in the Trex Commercial reportable segment. Subsequent to the sale of Trex Commercial on December 30, 2022, the Company has one reporting unit in the Trex Residential reportable segment. Each reporting unit constitutes a business with discrete financial information and operating segment management, at a level below the Company’s chief operating decision maker regularly reviews the operating results of the reporting unit. The Company assigned goodwill to the reporting units based on the excess of the fair values acquired over the fair value of the sum of the individual assets acquired and liabilities assumed that were assigned to the reporting units.

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

The Company performs the annual impairment testing of its goodwill as of October 31 of each year. For fiscal years 2024, 2023 and 2022, the Company completed its annual impairment test of goodwill for its Trex Residential reporting segment residential reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount. Qualitative factors the Company considered include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events, as applicable.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2024, the Company has a valuation allowance of $2.6 million against these deferred tax assets related to certain state tax credits. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, research and development costs were $3.5 million, $3.3 million, and $0.5 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Production costs are deferred and recognized as expense in the period that the related advertisement is first used. For the years ended December 31, 2024, 2023, and 2022, branding expenses, including advertising expenses, were $53.5 million, $48.8 million, and $43.3 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2024 and 2023.

New Accounting Standards Recently Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment’s profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measure of a segment’s profit or loss to be reported. Entities which have a single reportable segment must apply Topic 280 in its entirety. The guidance was effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption was permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company adopted the standard in the quarterly period ended December 31, 2024. The Company applied the standard retrospectively and accordingly, prior periods were adjusted. Adoption of this guidance did not impact consolidated results of operations and financial position.

New Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures.” This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions which have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The amendments to this update should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company believes adoption will result in expanded financial statement footnote disclosure but does not believe adoption of this update will have a material impact on its consolidated results of operations. The Company is continuing to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

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

3.
SALE OF TREX COMMERCIAL PRODUCTS, INC.

On December 30, 2022, the Company completed the sale of substantially all of the assets of its wholly-owned subsidiary and reportable segment, Trex Commercial, for net proceeds of $7.3 million. The divestiture reflected the Company’s decision to focus on driving the most profitable growth strategy for the Company and its shareholders through the execution of its outdoor living strategy. With the sale complete, the Company has dedicated its resources to accelerating conversion to composites from wood and further strengthen its leadership position in the outdoor living category. The sale resulted in a loss on sale of $15.4 million and is reported in the Consolidated Statements of Comprehensive Income. The divestiture did not represent a strategic shift with a major effect on the Company’s operations and financial results and, therefore, was not reported as a discontinued operation. As such, the results of operations of Trex Commercial are consolidated in the Company’s results of operations for the year ended December 31, 2022. Refer to Note 17, Segment Information, for additional information on the Trex Commercial segment.

4.
INVENTORIES

Inventories at LIFO value consist of the following as of December 31 (in thousands):

	2024	2023
Finished goods	$183,670	$88,840
Raw materials	73,281	51,688
Total FIFO (first-in, first-out) inventories	256,951	140,528
Reserve to adjust inventories to LIFO value	(49,669)	(33,439)
Total LIFO inventories	$207,282	$107,089

Inventory related to Trex Residential composite decking and railing products is stated at the lower of LIFO cost or market. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated market. During the year ended December 31, 2024 the Company adjusted reserves for estimated slow moving products or obsolescence. These reserves are not material.

Under the LIFO method, reductions in inventory cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs. There was no inventory reduction in 2024. During the year ended December 31, 2023, the Company had a liquidation of inventories produced in the prior year ended December 31, 2022. As a result, a portion of the Company’s cost of sales in 2023 was based on prior year costs rather than on current year costs. However, the prior year cost of inventory closely approximated the current year cost of inventory and the resulting effect of the liquidation of inventories on the Company’s cost of sales was immaterial in the year ended December 31, 2023.

5.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2024	2023
Prepaid expenses	$21,353	$11,830
Income tax receivable	—	9,611
Other	625	629
Total prepaid expenses and other assets	$21,978	$22,070

6.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at December 31, 2024, and December 31, 2023, was $14.2 million for Trex Residential. For fiscal years 2024, 2023 and 2022, the Company completed its annual impairment test of goodwill for its residential reporting unit in Trex Residential utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the residential reporting unit was less than its carrying amount.

The Company’s intangible assets, purchased in 2018 and 2024, consist of domain names and internal use software for Trex Residential. At December 31, 2024, and December 31, 2023, intangible assets were $10.6 million and $6.3 million and accumulated amortization was $2.8 million and $2.4 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the year ended December 31, 2024, December 31, 2023, and December 31, 2022, was $0.4 million, $0.4 million, and $0.4 million, respectively.

7.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2024	2023
Machinery and equipment	$573,954	$545,037
Building and improvements	152,023	145,821
Forklifts and tractors	24,403	24,646
Computer equipment	18,103	18,497
Furniture and fixtures	9,473	9,489
Construction in process	463,235	247,659
Land	29,976	29,143
Total property, plant and equipment	1,271,167	1,020,292
Accumulated depreciation	(348,299)	(310,890)
Total property, plant and equipment, net	$922,868	$709,402

The Company had construction in process as of December 31, 2024, of approximately $463 million. The Company expects that substantially all of the construction in process will be completed and put into service before or during the year ending December 31, 2027.

Depreciation expense for the years ended December 31, 2024, 2023, and 2022, was $54.3 million, $49.8 million, and $43.9 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2024	2023
Sales and marketing	$22,874	$15,496
Compensation and benefits	16,132	$25,859
Capital Projects	13,274	—
Operating lease liabilities	10,800	7,663
Manufacturing costs	2,904	3,382
Income Taxes	917	—
Other	5,978	4,334
Total accrued expenses and other liabilities	$72,879	$56,734

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

On December 22, 2022, the Company entered into a First Amendment to the Credit Agreement (First Amendment). As a part of the First Amendment, the Credit Agreement was amended and restated to provide for an additional Revolving B Loan (as hereinafter defined). Under the First Amendment, the Lenders agreed to provide the Company with a Revolving B Loan consisting of one or more revolving loans in a collective maximum principal amount of $150,000,000 (Revolving B Loan Limit) throughout the term, which ended December 22, 2024 (Revolving B Loan Term). Previously, under the Credit Agreement, there was no Revolving B Loan. The First Amendment also provided that TD Bank, N.A. would serve as Syndication Agent.

In conjunction with the First Amendment, on December 22, 2022, the Credit Agreement was amended and restated to refer to the original loan as the Revolving A Loan. The amended and restated Credit Agreement was made an Exhibit A to the First Amendment. All of the terms of the Credit Agreement apply to the Revolving B Loan.

The amended Credit Agreement provides the Company, in the aggregate, the ability to borrow an amount up to the Revolving A Loan Limit during the Revolving A Loan Term (which ends May 18, 2027) and Revolving B Loan Limit during the Revolving B Loan Term. The Company is not obligated to borrow any amount under the revolving loans. Within the respective loan limit, the Company may borrow, repay and reborrow at any time or from time to time while the notes issued pursuant to the Credit Agreement are in effect.

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

The Company had $202.6 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $347.4 million at December 31, 2024. The weighted average interest rate on the revolving credit facility was 5.26% as of December 31, 2024.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2024. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

For the years ended December 31, 2024, and December 31, 2023, total operating lease cost was $10.4 million and $8.0 million, respectively. The weighted average remaining lease term at December 31, 2024 and December 31, 2023 was 6.3 years and 4.4 years, respectively. The weighted average discount rate at December 31, 2024 and December 31, 2023 was 4.57% and 2.32%, respectively.

The following table includes supplemental cash flow information for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 and supplemental balance sheet information at December 31, 2024 and December 31, 2023 related to operating leases (in thousands):

Supplemental Cash Flow Information	For the Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,361	$8,176	$8,688
Operating ROU assets obtained in exchange for lease liabilities	$35,704	$2,559	$8,064

Supplemental Balance Sheet Information	December 31, 2024	December 31, 2023
Operating lease ROU assets	$52,195	$26,233
Operating lease liabilities:
Accrued expenses and other current liabilities	$10,800	$7,663
Operating lease liabilities	41,979	18,840
Total operating lease liabilities	$52,779	$26,503

The following table summarizes maturities of operating lease liabilities at December 31, 2024 (in thousands):

Maturities of operating lease liabilities
2025	$11,057
2026	11,065
2027	10,575
2028	9,618
2029	4,434
Thereafter	15,798
Total lease payments	$62,547
Less imputed interest	(9,768)
Total operating liabilities	$52,779

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2024 and 2023.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$226,392	$205,384	$184,626
Denominator:
Basic weighted average shares outstanding	108,191,635	108,680,459	111,710,676
Effect of dilutive securities:
Stock appreciation rights	51,097	71,406	94,859
Restricted stock	79,844	57,538	74,953
Diluted weighted average shares outstanding	108,322,576	108,809,403	111,880,488
Basic earnings per share	$2.09	$1.89	$1.65
Diluted earnings per share	$2.09	$1.89	$1.65

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Restricted stock	35,575	52,323	48,851
Stock appreciation rights	67,017	93,163	52,107

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. The Company repurchased 1,580,640 shares of its outstanding common stock under the 2023 Stock Repurchase Program during 2024.

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

Trex Residential may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period, and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, Trex Residential may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

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

For each year in the three years ended December 31, 2024, net sales are disaggregated in the following tables by (1) market (2) timing of revenue recognition, and (3) type of contract. The tables also include a reconciliation of the respective disaggregated net sales with the Company’s reportable segments (in thousands):

Year Ended December 31, 2024	Reportable Segment
	Trex Residential	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,151,449	$1,151,449

Year Ended December 31, 2023	Reportable Segment
	Trex Residential	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,094,837	$1,094,837

Year Ended December 31, 2022	Reportable Segment
	Trex Residential	Trex Commercial	Total
Timing of Revenue Recognition and Type of Contract
Products transferred at a point in time and variable consideration contracts	$1,059,536	$—	$1,059,536
Products transferred over time and fixed price contracts	—	46,507	46,507
	$1,059,536	$46,507	$1,106,043

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total aggregate number of shares of common stock that may be granted under the Plan is 4,000,000 shares. As of December 31, 2024, the total number of shares available for future grants was 3,832,112.

The Company recognizes stock-based compensation expense ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For performance-based restricted stock units, expense is recognized ratably over the performance and vesting period of each tranche based on management’s judgment of the ultimate award that is probable to be paid out based on the achievement of the predetermined performance measures. For the employee stock purchase plan, compensation expense is recognized related to the discount on purchases. The following table summarizes the Company’s stock-based compensation expense (in thousands):

	Year Ended December 31,
	2024	2023	2022
Time-based restricted stock units	$5,059	$3,897	$3,783
Performance-based restricted stock units	5,888	4,836	540
Stock appreciation rights	1,359	908	792
Employee stock purchase plan	329	523	214
Total stock-based compensation	$12,635	$10,164	$5,329

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock Units

The fair value of time-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted stock units granted in the years ended December 31, 2024, 2023, and 2022 was $4.6 million, $4.7 million, and $3.7 million, respectively. At December 31, 2024, there was $5.0 million of total compensation expense related to unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.7 years.

Time-based restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock Unit	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2021	111,546	$52.91
Granted	57,094	$75.06
Vested	(56,719)	$58.13
Forfeited	(1,286)	$86.84
Nonvested at December 31, 2022	110,635	$61.28
Granted	97,177	$58.50
Vested	(81,080)	$56.52
Forfeited	(10,228)	$66.19
Nonvested at December 31, 2023	116,504	$65.00
Granted	62,348	$87.53
Vested	(64,261)	$71.29
Forfeited	(396)	$75.72
Nonvested at December 31, 2024	114,195	$74.03

Performance-based Restricted Stock Units

The fair value of performance-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares units have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation, and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2024, 2023, and 2022 there was $3.6 million, $4.3 million, $0.3 million, respectively, of total compensation expense related to unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.8 years.

Performance-based restricted stock unit activity under the Plan is as follows:

	Performance- based Restricted Stock Units	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2021	57,768	$71.21
Granted	72,152	$76.14
Vested	(57,875)	$64.43
Forfeited	(562)	$82.95
Nonvested at December 31, 2022	71,483	$81.57
Granted	96,103	$56.79
Vested	(30,038)	$66.26
Forfeited	(28,163)	$74.39
Nonvested at December 31, 2023	109,385	$65.92
Granted	80,159	$81.23
Vested	(67,710)	$63.83
Forfeited	(13,390)	$104.56
Nonvested at December 31, 2024	108,444	$75.57

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

As of December 31, 2024, there was $1.5 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Average risk-free interest rate	4.3%	4.0%	1.9%
Expected term (years)	5	5	5
Expected volatility	51.2%	49.5%	44.9%

Dividend Yield. Trex has never paid cash dividends on its common stock.

Average Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was $44.83, $27.19, and $33.90, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2024
Outstanding at December 31, 2021	200,998	$33.86
Granted	32,971	$82.01
Exercised	—	$—
Canceled	—	$—
Outstanding at December 31, 2022	233,969	$40.64
Granted	51,916	$56.80
Exercised	(53,036)	$11.95
Canceled	(12,969)	$75.25
Outstanding at December 31, 2023	219,880	$49.34
Granted	33,277	$90.86
Exercised	(58,767)	$35.77
Canceled	(4,142)	$89.99
Outstanding at December 31, 2024	190,248	$59.91	6.3	$3,145,845
Vested at December 31, 2024	122,598	$51.41	5.1	$2,794,991
Exercisable at December 31, 2024	122,598	$51.41	5.1	$2,794,991

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2024, employees had purchased approximately 1,918,375 shares under the plan.

15.
EMPLOYEE BENEFIT PLANS

At December 31, 2024 the Company has a 401(k) Profit Sharing Plan for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $8.6 million, $6.8 million, and $8.1 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

16.
INCOME TAXES

Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current income tax provision:
Federal	$75,552	$52,634	$28,830
State	20,147	13,966	9,126
	95,699	66,600	37,956
Deferred income tax provision:
Federal	(14,907)	2,869	20,000
State	(1,500)	1,346	4,256
	(16,407)	4,215	24,256
Total income tax provision	$79,292	$70,815	$62,212

The Company’s effective tax rate for the year ended December 31, 2024, was 25.9% and was comparable to the effective tax rate for the year ended December 31, 2023, of 25.6%, which resulted in income tax expense of $79.3 million and $70.8 million, respectively.

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. Federal statutory taxes	$64,194	$58,002	$51,836
State and local taxes, net of U.S. Federal benefit	13,890	12,296	10,608
Permanent items	948	1,320	(208)
Excess tax benefits from vesting or settlement of stock compensation awards	(756)	(656)	(11)
Federal credits	(636)	(755)	(598)
Other	1,652	608	585
Total income tax provision	$79,292	$70,815	$62,212

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Operating lease liability	13,632	6,886
Product and surface flaking warranty reserves	5,833	5,645
State tax credit carryforwards	3,621	4,250
Deferred revenue	4,230	4,215
Tax Cut and Jobs Act capitalization of research and development costs	5,397	3,956
Stock-based compensation	1,828	2,361
Inventories	3,342	639
Gross deferred tax assets, before valuation allowance	37,883	27,952
Valuation allowance	(2,638)	(3,307)
Gross deferred tax assets, after valuation allowance	35,245	24,645
Deferred tax liabilities:
Depreciation	(70,572)	(74,794)
Inventories	(2,150)	(10,627)
Operating lease right-of-use asset	(13,332)	(6,677)
Goodwill amortization	(3,584)	(3,536)
Other	(1,639)	(1,450)
Gross deferred tax liabilities	(91,277)	(97,084)
Net deferred tax liability	$(56,032)	$(72,439)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, primarily certain state income tax credits. As of December 31, 2024, the Company had a valuation allowance of $2.6 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2024, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2024, for certain tax jurisdictions, tax years 2020 through 2024 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

17.
SEGMENT INFORMATION

Through December 30, 2022, the Company operated in two reportable segments. On December 30, 2022, the Company completed the sale of its wholly-owned subsidiary and reportable segment, Trex Commercial. Subsequent to the sale of Trex Commercial, the Company operates in one reportable segment, Trex Residential, with resource allocation and assessment of financial performance based on a consolidated basis.

•
Trex Residential manufactures composite decking and railing and related outdoor living products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction.
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

The Company’s reportable segments are determined in accordance with its internal management structure, which, through December 30, 2022, was based on residential and commercial operations. The Company has identified its President and Chief Executive Officer as the Chief Operating Decision Maker (CODM). The Company’s CODM has final authority over resource allocation decisions and performance assessments and makes key operating decisions. The primary objective of the CODM is to optimize positive Company-wide performance and financial results. The CODM evaluates segment performance primarily based on net income and net sales. The CODM uses net income to assess performance and allocate resources as this measure provides insight into all aspects of the segment’s operations and overall success of the segment for a given period. The CODM also uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors.

Segment Data (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
	Consolidated	Consolidated	Trex Residential	Trex Commercial	Consolidated

Net Sales (1)	$1,151,449	$1,094,837	$1,059,536	$46,507	$1,106,043
Cost of Sales	665,781	642,430	659,689	42,365	702,054
Selling, General, and Administrative Expenses	179,995	176,203	131,761	10,070	141,831
Loss on Sale (2)	-	-	-	15,423	15,423
Depreciation and Amortization	54,670	50,189	43,173	1,125	44,298
Interest Revenue	11	73	103	-	103
Interest Expense	-	78	-	-	-
Income Tax Expense (Benefit), Net	79,292	70,815	67,313	(5,101)	62,212
Net Income (Loss) (3)	226,392	205,384	200,876	(16,250)	184,626
Capital Expenditures	232,337	166,089	175,904	324	176,228
Total Assets (4)	1,324,298	932,885	933,705	-	933,705

(1)
For the year ended December 31, 2022, Trex Residential net sales excludes $485k of intercompany net sales.
(2)
On December 30, 2022, the Company sold the assets of it wholly owned subsidiary, Trex Commercial, resulting in a loss of $15.4 million.
(3)
For the year ended December 31, 2022, Consolidated net income and Trex Commercial net loss includes a loss on sale of Trex Commercial on December 30, 2022, of $15.4 million.
(4)
The assets of Trex Commercial were sold on December 30, 2022.

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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2024, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that may average approximately one year, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2024, the Company has purchase commitments under material supply contracts of $50.7 million for the year ending December 31, 2025, and a total of $86.2 million for the years ending December 31, 2026 through 2028.

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

Average cost per claim experienced in the year ended December 31, 2024, was lower than that experienced in the year ended December 31, 2023, and lower than the Company’s expectations for 2024. The number of incoming claims received in the year ended December 31, 2024, was lower than the number of claims received in the year ended December 31, 2023, and higher than the Company’s expectations for 2024. After evaluating trends in incoming claims and closures in its actuarial analysis and combining these factors with future cost estimates, the Company recorded a reduction of $1.5 million to its warranty reserve for the future settlement of surface flaking claims in 2024. The Company believes the reserve at December 31, 2024 is sufficient to cover future surface flaking obligations.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the average cost of claims could cause the actual warranty liabilities to be higher or lower than those projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that the annual number of claims received will continue to decline over time and that the average cost per claim will increase slightly, primarily due to inflation. If the level of claims received or average cost per claim differs materially from expectations, it could result in additional increases or decreases to the warranty reserve and a decrease or increase in earnings and cash flows in future periods. The Company estimates that a 10% change in the expected number of remaining claims to be settled with payment or the expected cost to settle claims may result in approximately a $0.6 million change in the estimate of the surface flaking warranty reserve.

The Trex Residential product warranty and surface flaking reserves activity consisted of the following, and is included in Accrued warranty and Non-current accrued warranty in the Consolidated Balance Sheets (in thousands):

	Year Ended December 31, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	11,211	(1,486)	9,725
Settlements made during the period	(7,681)	(1,387)	(9,068)
Ending balance, December 31	$15,596	$7,239	$22,835

	Year Ended December 31, 2023
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$9,694	$15,905	$25,599
Provisions and changes in estimates	7,308	(3,800)	3,508
Settlements made during the period	(4,936)	(1,993)	(6,929)
Ending balance, December 31	$12,066	$10,112	$22,178

Industrial Revenue Bonds

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of December 31, 2024, the gross asset and liability associated with the IRBs was $100 million.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2024:
Trex Residential product warranty reserve	$22,178	$9,725	$(9,068)	$22,835
Income tax valuation allowance	$3,307	$(669)	$—	$2,638
Year ended December 31, 2023:
Trex Residential product warranty reserve	$25,599	$3,508	$(6,929)	$22,178
Income tax valuation allowance	$3,026	$281	$—	$3,307
Year ended December 31, 2022:
Trex Residential product warranty reserve	$28,595	$1,914	$(4,910)	$25,599
Income tax valuation allowance	$2,232	$794	$—	$3,026