Form 10-Q
period 2025-03-31
TREX CO INC
filed 2025-05-08
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 24, 2025 was 107,227,048 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$339,993	$373,635
Cost of sales	202,262	204,023
Gross profit	137,731	169,612
Selling, general and administrative expenses	56,068	50,600
Income from operations	81,663	119,012
Interest expense (income), net	76	(5)
Income before income taxes	81,587	119,017
Provision for income taxes	21,153	29,947
Net income	$60,434	$89,070
Basic earnings per common share	$0.56	$0.82
Basic weighted average common shares outstanding	107,180,665	108,640,168
Diluted earnings per common share	$0.56	$0.82
Diluted weighted average common shares outstanding	107,284,084	108,790,625
Comprehensive income	$60,434	$89,070

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,963	$1,292
Accounts receivable, net	391,064	88,356
Inventories	176,419	207,282
Prepaid expenses and other assets	19,744	21,978
Total current assets	592,190	318,908
Property, plant and equipment, net	967,276	922,868
Operating lease assets	49,976	52,195
Goodwill and other intangible assets, net	23,529	22,048
Other assets	8,228	8,279
Total assets	$1,641,199	$1,324,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$45,576	$61,272
Accrued expenses and other liabilities	105,427	72,879
Accrued warranty	6,611	5,726
Line of credit	443,947	202,600
Total current liabilities	601,561	342,477
Deferred income taxes	56,032	56,032
Operating lease liabilities	39,788	41,979
Non-current accrued warranty	17,180	17,109
Other long-term liabilities	16,559	16,559
Total liabilities	731,120	474,156
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,170,958 and 141,098,251 shares issued and 107,227,012 and 107,154,305 shares outstanding, at March 31, 2025 and December 31, 2024, respectively	1,412	1,411
Additional paid-in capital	147,655	148,153
Retained earnings	1,622,884	1,562,450
Treasury stock, at cost, 33,943,946 and 33,943,946 shares at March 31, 2025 and December 31, 2024	(861,872)	(861,872)
Total stockholders’ equity	910,079	850,142
Total liabilities and stockholders’ equity	$1,641,199	$1,324,298

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,562,450	33,943,946	$(861,872)	$850,142
Net income	—	—	—	60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,622,884	33,943,946	$(861,872)	$910,079

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—		89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154
Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$60,434	$89,070
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,249	14,154
Deferred income taxes	—	(5,212)
Stock-based compensation	2,313	3,155
(Gain)/Loss on disposal of property, plant and equipment	(57)	2,122
Other non-cash adjustments	117	121
Changes in operating assets and liabilities:
Accounts receivable	(302,708)	(332,333)
Inventories	30,863	(16,796)
Prepaid expenses and other assets	2,161	(319)
Accounts payable	4,187	26,238
Accrued expenses and other liabilities	15,278	12,041
Income taxes receivable/payable	19,150	33,715
Net cash used in operating activities	(154,013)	(174,044)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(79,486)	(37,720)
Purchased intangibles	(635)	—
Proceeds from sales of property, plant and equipment	156	106
Net cash used in investing activities	(79,965)	(37,614)

FINANCING ACTIVITIES
Borrowings under line of credit	257,047	258,500
Principal payments under line of credit	(15,700)	(41,000)
Repurchases of common stock	(4,008)	(5,145)
Proceeds from employee stock purchase and option plans	300	397
Financing costs	10	—
Net cash provided by financing activities	237,649	212,752
Net increase in cash and cash equivalents	3,671	1,094
Cash and cash equivalents, beginning of period	1,292	1,959
Cash and cash equivalents, end of period	$4,963	$3,053
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$2,003	$1,444
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable and accrued expenses	$20,834	$851

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and March 31, 2024

(Unaudited)

1.
BUSINESS AND ORGANIZATION

Trex Company, Inc. (Trex or Company), is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and railing products and a leader in outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company is incorporated in Delaware. The principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and the telephone number at that address is (540) 542-6300. The Company operates in a single reportable segment.

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

The unaudited consolidated results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report of Trex Company, Inc. on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission.

3.
RECENTLY ADOPTED ACCOUNTING STANDARDS

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The guidance requires disclosure of significant segment expenses which are regularly provided to the chief operating decision maker (CODM), the composition of and amount of other segment items, the CODM’s title and position within the organization, and how the CODM uses the reported measure(s) of segment’s profit or loss to assess the performance of the segment. In addition, on an interim basis, all segment profit or loss and asset disclosures currently required on an annual basis must be reported, as well as those required by Topic 280. The guidance allows for multiple measures of a segment’s profit or loss to be reported. Entities which have a single reportable segment must apply Topic 280 in its entirety. The guidance was effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption was permitted. Entities are required to apply the amendments of this update retrospectively for all prior periods presented in the financial statements. The Company adopted the standard in the quarterly period ended December 31, 2024. The Company applied the standard retrospectively and accordingly, prior periods were adjusted. Adoption of this guidance did not impact consolidated results of operations and financial position.

4.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Disaggregation Disclosures.” This guidance requires more detailed disclosure about the types of expenses presented within the expense captions of the financial statements. Specifically, disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization are required on both an interim and annual basis. In addition, a qualitative description of remaining amounts in relevant expense captions which have not separately been disaggregated will be required on an interim and annual basis. On an annual basis, disclosure of an entity’s definition of selling expenses and the amount of selling expenses is required. The amendments to this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption of this update is permitted. The amendments to this update should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company believes adoption will result in expanded financial statement footnote disclosure but does not believe adoption of this update will have a material impact on its consolidated results of operations. The Company is continuing to evaluate the impacts of adoption.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal year beginning after December 15, 2024. Early adoption was permitted. The guidance should be applied on a prospective basis, retrospective application is permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated results of operations and financial position.

5.
INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Finished goods	$151,077	$183,670
Raw materials	75,011	73,281
Total FIFO (first-in, first-out) inventories	226,088	256,951
Reserve to adjust inventories to LIFO value	(49,669)	(49,669)
Total LIFO inventories	$176,419	$207,282

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. There were no LIFO inventory liquidations or related impact on the cost of sales in the three months ended March 31, 2025.

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$19,242	$21,353
Other	502	625
Total prepaid expenses and other assets	$19,744	$21,978

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at March 31, 2025, and December 31, 2024, was $14.2 million. The Company’s intangible assets consist of domain names and internal use software. At March 31, 2025, and December 31, 2024, intangible assets were $12.2 million and $10.6 million and accumulated amortization was $2.9 million and $2.8 million, respectively. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2025, and March 31, 2024, was $0.1 million and $0.1 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Sales and marketing	$39,522	$22,874
Income taxes	20,067	917
Compensation and benefits	14,600	16,132
Operating lease liabilities	11,093	10,800
Capital projects	8,216	13,274
Manufacturing costs	4,000	2,904
Other	7,929	5,978
Total accrued expenses and other liabilities	$105,427	$72,879

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

The Company had $443.9 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $106.1 million at March 31, 2025. The weighted average interest rate on the revolving credit facility was 5.27% as of March 31, 2025.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of March 31, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain office and plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 10 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the three months ended March 31, 2025 and March 31, 2024, total operating lease expense was $3.0 million and $2.0 million, respectively. The weighted average remaining lease term at March 31, 2025 and December 31, 2024 was 6.1 years and 6.3 years, respectively. The weighted average discount rate at March 31, 2025 and December 31, 2024 was 4.60% and 4.57%, respectively.

The following table includes supplemental cash flow information for the three months ended March 31, 2025 and March 31, 2024, and supplemental balance sheet information at March 31, 2025 and December 31, 2024 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,661	$2,007
Operating ROU assets obtained in exchange for lease liabilities	$692	$578

Supplemental balance sheet information	March 31, 2025	December 31, 2024
Operating lease ROU assets	$49,976	$52,195
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,093	$10,800
Operating lease liabilities	39,788	41,979
Total operating lease liabilities	$50,881	$52,779

The following table summarizes maturities of operating lease liabilities at March 31, 2025 (in thousands):

Maturities of operating lease liabilities
2025	$8,518
2026	11,237
2027	10,641
2028	9,650
2029	4,385
Thereafter	15,555
Total lease payments	59,986
Less imputed interest	(9,105)
Total operating lease liabilities	$50,881

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income available to common shareholders	$60,434	$89,070
Denominator:
Basic weighted average shares outstanding	107,180,665	108,640,168
Effect of dilutive securities:
Stock appreciation rights and options	34,543	71,202
Restricted stock	68,876	79,255
Diluted weighted average shares outstanding	107,284,084	108,790,625
Basic earnings per share	$0.56	$0.82
Diluted earnings per share	$0.56	$0.82

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock appreciation rights	129,069	55,132
Restricted stock	92,795	48,597

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date. During the three months ended March 31, 2025, the Company did not repurchase any shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended March 31, 2025 and March 31, 2024, the Company’s net sales were $339,993 and $373,635, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,669,418 shares.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2025:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	65,750	$67.29
Performance-based restricted stock units (a)	97,063	$65.34
Stock appreciation rights	43,597	$67.33

(a)
Includes 75,210 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2025, and adjustments of 1,093 and 20,760 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2024 and 2023, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the three months ended March 31, 2025 and March 31, 2024, the data and assumptions shown in the following table were used:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Weighted-average fair value of grants	$33.49	$44.83
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.3%
Expected term (years)	5	5
Expected volatility	51.7%	51.2%

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

	Three Months Ended March 31,
	2025	2024
Stock appreciation rights	$295	$271
Time-based restricted stock and restricted stock units	826	1,074
Performance-based restricted stock and restricted stock units	1,140	1,642
Employee stock purchase plan	52	166
Total stock-based compensation	$2,313	$3,153

Total unrecognized compensation cost related to unvested awards as of March 31, 2025 was $17.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2025 and March 31, 2024, was 25.9% and 25.2%, which resulted in income tax expense of $21.2 million and $29.9 million, respectively.

During the three months ended March 31, 2025 and March 31, 2024, the Company realized $(0.1) million and $0.6 million, respectively, of excess tax expense and excess tax benefit from stock-based awards and recorded a corresponding expense and benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2025, the Company maintains a valuation allowance of $2.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2025, for certain tax jurisdictions tax years 2020 through 2024 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Company’s reportable segments are determined in accordance with its internal management structure, which is based on operations. The Company has identified its President and Chief Executive Officer as the Chief Operating Decision Maker (CODM). The Company’s CODM has final authority over resource allocation decisions and performance assessments and makes key operating decisions. The primary objective of the CODM is to optimize positive Company-wide performance and financial results. The CODM evaluates segment performance primarily based on net income and net sales. The CODM uses net income to assess performance and allocate resources as this measure provides insight into all aspects of the segment’s operations and overall success of the segment for a given period. The CODM also uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. In addition, the CODM reviews significant segment expenses with a primary focus on cost of sales and total selling, general, and administrative expenses. These measures are provided in the accompanying Condensed Consolidated Statements of Comprehensive Income. Segment assets are reported on the Condensed Consolidated Balance Sheets.

17. SEASONALITY

The operating results for Trex have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions may reduce the level of home improvement and construction activity and can shift sales of its products to a later period or decrease overall sales in affected locations. As part of its normal business practice and consistent with industry practice, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

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

The Company continues to receive and settle claims for decking products manufactured at its Nevada facility prior to 2007 that exhibit surface flaking and maintains a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires management to estimate the number of claims to be settled with payment and the average cost to settle each claim. The Company monitors surface flaking claims activity each quarter for indications that its estimates require revision.

The Company believes its product warranty and surface flaking reserves at March 31, 2025 are sufficient to cover future warranty obligations. The following is a reconciliation of the Company’s product warranty and surface flaking reserves (in thousands):

	Three Months Ended March 31, 2025
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$15,596	$7,239	$22,835
Provisions and changes in estimates	2,550	—	2,550
Settlements made during the period	(1,238)	(356)	(1,594)
Ending balance, March 31	$16,908	$6,883	$23,791

	Three Months Ended March 31, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	2,068	—	2,068
Settlements made during the period	(924)	(188)	(1,112)
Ending balance, March 31	$13,210	$9,924	$23,134

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

Industrial Revenue Bonds

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of March 31, 2025, the gross asset and liability associated with the IRBs was $100 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion should be read in conjunction with the Trex Company, Inc. (Trex, Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation and tariffs in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date — a summary of financial performance and highlights for the three months ended March 31, 2025, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
•
Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

OPERATIONS AND PRODUCTS

Trex is the world’s largest manufacturer of high-performance composite decking and railing products and a leader in outdoor living products, which are marketed under the brand name Trex® and manufactured in the United States. With more than 30 years of product experience, we offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing)

facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex products are sold to distributors and home centers for final resale primarily to the residential market.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Named America's Most Trusted® Outdoor Decking for fifth consecutive year, according to a nationwide study by Lifestory Research.
•
Trex Expands Mid-Tier Composite Decking Options with New Performance Engineered™ Boards. Additions to the Trex Select® decking line include brightened colors, updated design aesthetics, and Trex's proprietary SunComfortable™ technology.
•
Trex Ranked Among Barron's 100 Most Sustainable Companies for 2025. Trex moved up 20 spots in its 2nd appearance on the Barron's List of 100 Most Sustainable Companies for 2025.
•
Trex Releases 2025 Outdoor Living Forecast. In February 2025, Trex released its 2025 Outdoor Living Forecast highlighting five outdoor trends it expects to shape backyards in the coming year.
•
Trex Earned Top Honors at Environment + Energy Leader Awards. Trex® Composite Decking was named Product of the Year and Judge's Choice Award as the top-scoring entry in the Consumer + Residential category.
•
Trex named Green Builder Media's Sustainable Brand Leader in the decking category. Trex Select® was also selected by Green Builder editors as one of the 50 most sustainable products of the year.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$339,993	$373,635	$(33,642)	(9.0)%
Gross profit	$137,731	$169,612	$(31,881)	(18.8)%
Net income	$60,434	$89,070	$(28,636)	(32.1)%
EBITDA*	$95,912	$133,166	$(37,254)	(28.0)%
Diluted earnings per share	$0.56	$0.82	$(0.26)	(31.7)%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on page 19 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the three months ended March 31, 2025, our capital expenditures were $79.5 million primarily related to $64.2 million for the Arkansas manufacturing facility, $4.4 million in cost reduction initiatives, and $7.4 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

Net Sales. Net sales consist of sales, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. Trex operating results have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home and commercial improvement and residential and commercial construction and can shift sales of our products to a later period or decrease overall sales in affected locations. As part of our normal business practice and consistent with industry practice, we have historically provided our distributors and dealers of our Trex products incentives to build inventory levels before the start of the prime deck-building season to ensure adequate availability of our product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include payment discounts, favorable payment terms, price discounts, or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of our incentive programs can significantly impact sales, receivables and inventory levels during the offering period.

Gross Profit. Gross profit represents the difference between net sales and cost of sales. Cost of sales consists of raw material costs, direct labor costs, manufacturing costs, subcontract costs and freight. Raw material costs generally include the costs to purchase and transport reclaimed wood fiber, reclaimed polyethylene, pigmentation for coloring our products, and commodities used in the production of railing. Direct labor costs include wages and benefits of personnel engaged in the manufacturing process. Manufacturing costs consist of costs of depreciation, utilities, maintenance supplies and repairs, indirect labor, including wages and benefits, and warehouse and equipment rental activities.

Less than 5% of our cost of sales is projected to be impacted by tariffs, the majority of tariffs are related to purchases of aluminum and steel used in our railing and fastening products. We have and will further mitigate some of the impact on our cost of sales through higher levels of existing pre-tariff inventory and supplier negotiations.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2025 (2025 quarter) compared to the three months ended March 31, 2024 (2024 quarter).

Three Months Ended March 31, 2025 Compared To The Three Months Ended March 31, 2024

Net Sales

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net sales	$339,993	$373,635	$(33,642)	(9.0)%

Net sales decreased by $33.6 million, or 9%, in the 2025 quarter compared to the 2024 quarter. The decrease was substantially due to a decrease in volume. The 2024 quarter included $40 million in channel inventory build which did not reoccur in the 2025 quarter as the result of our revised inventory strategy.

Gross Profit

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$202,262	$204,023	$(1,761)	(0.9)%
% of total net sales	59.5%	54.6%
Gross profit	$137,731	$169,612	$(31,881)	(18.8)%
Gross margin	40.5%	45.4%

Gross profit as a percentage of net sales, gross margin, was 40.5% in the 2025 quarter compared to 45.4% in the 2024 quarter. The decrease was primarily the result of lower production year over year as we level load our facilities and changes to our production process driven by refinements made to our Enhance® decking.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$56,068	$50,600	$5,468	10.8%
% of total net sales	16.5%	13.5%

Selling, general and administrative expenses increased $5.5 million to $56.1 million, or 16.5% of net sales, in the 2025 quarter. The increase was primarily related to a $3.4 million increase in branding, a $1.0 million increase in personnel related expenses, $1.0 million in start-up expenses related to Arkansas, and $0.5 million related to ERP enhancements.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$21,153	$29,947	$(8,794)	(29.4)%
Effective tax rate	25.9%	25.2%

The effective tax rate for the 2025 quarter was comparable to the 2024 quarter and was 25.9% and 25.2%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income	$60,434	$89,070
Interest expense (income), net	76	(5)
Income tax expense	21,153	29,947
Depreciation and amortization	14,249	14,154
EBITDA	$95,912	$133,166

__________________________

1EBITDA represents net income before interest, income taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (GAAP). We have included data with respect to EBITDA because management believes it facilitates performance comparison between the Company and its competitors. Management considers EBITDA to be an important supplemental indicator of our core operating performance because it eliminates interest, income taxes, and depreciation and amortization charges to net income. In relation to competitors, EBITDA eliminates differences among companies in capitalization and tax structures, capital investment cycles and ages of related assets. For these reasons, management believes that EBITDA provides important information regarding the operating performance of the Company. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP and are not meant to be considered superior to or a substitute for our GAAP results.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$95,912	$133,166	$(37,254)	(28.0)%

EBITDA decreased 28% to $95.9 million for the 2025 quarter compared to $133.2 million for the 2024 quarter. The decrease in EBITDA was driven primarily by lower net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2025, we had $5.0 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(154,013)	$(174,044)
Net cash used in investing activities	(79,965)	(37,614)
Net cash provided by financing activities	237,649	212,752
Net increase in cash and cash equivalents	$3,671	$1,094

Operating Activities

Cash used in operations was $154 million during the 2025 three-month period compared to cash used in operations of $174 million during the 2024 three-month period. The $20 million decrease in cash used in operating activities was primarily related to a decrease in inventories and reduced profitability.

Investing Activities

Capital expenditures in the 2025 three-month period were $79.5 million primarily related to $64.2 million for the Arkansas manufacturing facility, $4.4 million in cost reduction initiatives, and $7.4 million in capacity expansion in our existing facilities and safety, environmental and general support.

Financing Activities

Net cash provided by financing activities in the 2025 three-month period consisted primarily of net borrowings under our line of credit.

Stock Repurchase Program. On February 16, 2018, the Trex Board of Directors adopted a stock repurchase program of up to 11.6 million shares of its outstanding common stock (Stock Repurchase Program). The Company repurchased 10.1 million shares under the Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date and during the three months ended March 31, 2025 the Company did not repurchase any shares of its common stock under the 2023 Stock Repurchase Program.

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

At March 31, 2025, we had $443.9 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $106.1 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at March 31, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

As previously announced, the Company anticipates spending approximately $550 million on the Arkansas facility, of which we have already invested $451 million.

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

We continue to receive and settle claims for decking products manufactured at our Nevada facility prior to 2007 that exhibit surface flaking and maintain a warranty reserve to provide for the settlement of these claims. Estimating the warranty reserve for surface flaking claims requires us to estimate the number of claims to be settled with payment and the average cost to settle each claim. We monitor surface flaking claims activity each quarter for indications that our estimates require revision.

Seasonality. The operating results for Trex have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions may reduce the level of home improvement and construction activity and can shift sales of our products to a later period or decrease overall sales in affected locations. As part of its normal business practice and consistent with industry practice, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2025.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2025 – January 31, 2025	—	—	—	8,954,464
February 1, 2025 – February 28, 2025	—	—	—	8,954,464
March 1, 2025 – March 31, 2025	49,949	62.28	—	8,954,464
Quarterly period ended March 31, 2025	49,949		—

(1)
During the three months ended March 31, 2025, 49,949 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and no shares were repurchased under the program during the three months ended March 31, 2025.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Submission of Matters to a Vote of Security Holders

Trex held its Annual Meeting of Stockholders on May 6, 2025. Only holders of Trex common stock at the close of business on March 10, 2025 (Record Date) were entitled to vote at the Annual Meeting. As of the Record Date, there were 107,219,921 shares of common stock entitled to vote. A total of 98,384,912 shares of common stock (91.8%), constituting a quorum, were represented in person or by valid proxies at the Annual Meeting.

The stockholders voted on three proposals at the Annual Meeting. The proposals are described in detail in the Company’s definitive proxy statement dated March 24, 2025. The final results for the votes regarding each proposal are set forth below.

Proposal 1: Trex stockholders elected three directors to the Board to serve for a three-year term until the 2028 annual meeting of stockholders and until their successors are duly elected and qualified. The votes regarding this proposal were as follows:

	For	Against	Abstain	Broker Non-Votes
Bryan H. Fairbanks	90,434,504	1,710,655	102,035	6,137,718
Kristine L. Juster	78,964,624	13,068,438	214,132	6,137,718
D. Christian Keffer	90,477,067	1,675,491	94,636	6,137,718

Proposal 2: Trex stockholders approved, on an advisory basis, the compensation of the Company’s executive officers named in the Company’s definitive proxy statement dated March 24, 2025. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
83,040,121	8,316,545	890,528	6,137,718

Proposal 3: Trex stockholders ratified the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025. The votes regarding this proposal were as follows:

For	Against	Abstain	Broker Non-Votes
92,208,001	6,130,987	45,924	—

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 8, 2025	By:	/s/ Brenda K. Lovcik
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