Form 10-Q
period 2025-06-30
TREX CO INC
filed 2025-08-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 18, 2025 was 107,234,320 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$387,801	$376,470	$727,794	$750,105
Cost of sales	229,669	208,360	431,931	412,384
Gross profit	158,132	168,110	295,863	337,721
Selling, general and administrative expenses	55,734	51,206	111,801	101,806
Income from operations	102,398	116,904	184,062	235,915
Interest income, net	(77)	—	—	(6)
Income before income taxes	102,475	116,904	184,062	235,921
Provision for income taxes	26,566	29,906	47,719	59,853
Net income	$75,909	$86,998	$136,343	$176,068
Basic earnings per common share	$0.71	$0.80	$1.27	$1.62
Basic weighted average common shares outstanding	107,227,128	108,693,887	107,204,024	108,667,028
Diluted earnings per common share	$0.71	$0.80	$1.27	$1.62
Diluted weighted average common shares outstanding	107,296,203	108,810,296	107,290,272	108,803,081
Comprehensive income	$75,909	$86,998	$136,343	$176,068

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,523	$1,292
Accounts receivable, net	291,226	88,356
Inventories	141,844	207,282
Prepaid expenses and other assets	14,871	21,978
Total current assets	453,464	318,908
Property, plant and equipment, net	1,000,852	922,868
Operating lease right-of-use (ROU) assets	47,947	52,195
Goodwill and other intangible assets, net	27,262	22,048
Other assets	8,330	8,279
Total assets	$1,537,855	$1,324,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,925	$61,272
Accrued expenses and other liabilities	100,137	72,879
Accrued warranty	6,848	5,726
Line of credit	245,447	202,600
Total current liabilities	419,357	342,477
Deferred income taxes	56,032	56,032
Operating lease liabilities	37,747	41,979
Non-current accrued warranty	18,903	17,109
Other long-term liabilities	16,560	16,559
Total liabilities	548,599	474,156
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,178,234 and 141,098,251 shares issued and 107,234,288 and 107,154,305 shares outstanding, at June 30, 2025 and December 31, 2024, respectively	1,412	1,411
Additional paid-in capital	150,923	148,153
Retained earnings	1,698,793	1,562,450
Treasury stock, at cost, 33,943,946 shares as of June 30, 2025 and December 31, 2024	(861,872)	(861,872)
Total stockholders’ equity	989,256	850,142
Total liabilities and stockholders’ equity	$1,537,855	$1,324,298

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,562,450	33,943,946	$(861,872)	$850,142
Net income	—	—	—	60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,622,884	33,943,946	$(861,872)	$910,079
Net income	—	—	—	75,909	—	—	75,909
Employee stock plans	7,250	—	335	—	—	—	335
Shares withheld for taxes on awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	26	—	2,934	—	—	—	2,934
Balance, June 30, 2025	107,234,288	$1,412	$150,923	$1,698,793	33,943,946	$(861,872)	$989,256

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154
Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146
Net income	—	—	—	86,998	—	—	86,998
Employee stock plans	5,408	—	341	—	—	—	341
Shares withheld for taxes on awards	(5,020)	—	(424)	—	—	—	(424)
Stock-based compensation	12,623	—	3,839	—	—	—	3,839
Balance, June 30, 2024	108,705,768	$1,411	$142,317	$1,512,126	32,363,306	$(760,954)	$894,900

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$136,343	$176,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,057	27,606
Deferred income taxes	—	(5,212)
Stock-based compensation	5,247	6,992
Loss on disposal of property, plant and equipment	8	2,262
Other non-cash adjustments	234	243
Changes in operating assets and liabilities:
Accounts receivable	(202,870)	(228,901)
Inventories	65,439	(41,769)
Prepaid expenses and other assets	6,816	(850)
Accounts payable	23,377	35,768
Accrued expenses and other liabilities	24,802	28,688
Income taxes receivable/payable	6,286	18,746
Net cash provided by operating activities	95,739	19,641

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(126,275)	(73,202)
Purchased intangibles	(4,901)	—
Proceeds from sales of property, plant and equipment	189	106
Net cash used in investing activities	(130,987)	(73,096)

FINANCING ACTIVITIES
Borrowings under line of credit	534,047	438,300
Principal payments under line of credit	(491,200)	(380,800)
Repurchases of common stock	(4,008)	(5,570)
Proceeds from employee stock purchase and option plans	634	738
Financing costs	6	—
Net cash provided by financing activities	39,479	52,668
Net increase (decrease) in cash and cash equivalents	4,231	(787)
Cash and cash equivalents, beginning of period	1,292	1,959
Cash and cash equivalents, end of period	$5,523	$1,172
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$41,432	$46,320
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable and accrued expenses	$18,246	$21,169

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and June 30, 2024

(Unaudited)

1.
BUSINESS AND ORGANIZATION

Trex Company, Inc. (Trex or Company), is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and railing and outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. The Company is incorporated in Delaware. The principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and the telephone number at that address is (540) 542-6300. The Company operates in a single reportable segment.

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

The unaudited consolidated results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption was permitted. The guidance should be applied on a prospective basis; retrospective application is permitted. The Company does not expect adoption of the guidance to have a material effect on its consolidated results of operations and financial position.

5.
INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finished goods	$118,903	$183,670
Raw materials	72,610	73,281
Total FIFO (first-in, first-out) inventories	191,513	256,951
Reserve to adjust inventories to LIFO value	(49,669)	(49,669)
Total LIFO inventories	$141,844	$207,282

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. As of June 30, 2025, management estimates that inventory balances will be replenished by year-end and there were no LIFO inventory liquidations or related impact on cost of sales in the six months ended June 30, 2025.

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$14,371	$21,353
Other	500	625
Total prepaid expenses and other assets	$14,871	$21,978

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at June 30, 2025, and December 31, 2024, was $14.2 million. The Company’s intangible assets consist of domain names and internal use software. At June 30, 2025, and December 31, 2024, intangible assets were $16.1 million and $10.6 million and accumulated amortization was $3.0 million and $2.8 million, respectively. Intangible assets are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2025, and June 30, 2024, was $0.2 million and $0.2 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Sales and marketing	$48,977	$22,874
Capital projects	6,083	13,274
Compensation and benefits	16,589	16,132
Operating lease liabilities	11,274	10,800
Income taxes	7,874	917
Manufacturing costs	3,544	2,904
Other	5,796	5,978
Total accrued expenses and other liabilities	$100,137	$72,879

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

The Company had $245.4 million in borrowings outstanding under its revolving credit facility and available borrowing capacity of $304.6 million at June 30, 2025. The weighted average interest rate on the revolving credit facility was 5.23% as of June 30, 2025.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of June 30, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 10 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the six months ended June 30, 2025 and June 30, 2024, total operating lease expense was $6.0 million and $4.5 million, respectively. The weighted average remaining lease term at June 30, 2025 and December 31, 2024 was 5.9 years and 6.3 years, respectively. The weighted average discount rate at June 30, 2025 and December 31, 2024 was 4.63% and 4.57%, respectively.

The following table includes supplemental cash flow information for the six months ended June 30, 2025 and June 30, 2024, and supplemental balance sheet information at June 30, 2025 and December 31, 2024 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$5,486	$4,653
Operating ROU assets obtained in exchange for lease liabilities	$1,074	$15,882

Supplemental balance sheet information	June 30, 2025	December 31, 2024
Operating lease ROU assets	$47,947	$52,195
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,274	$10,800
Operating lease liabilities	37,747	41,979
Total operating lease liabilities	$49,021	$52,779

The following table summarizes maturities of operating lease liabilities at June 30, 2025 (in thousands):

Maturities of operating lease liabilities
2025	$5,792
2026	11,374
2027	10,756
2028	9,690
2029	4,404
Thereafter	15,562
Total lease payments	57,578
Less imputed interest	(8,557)
Total operating lease liabilities	$49,021

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$75,909	$86,998	$136,343	$176,068
Denominator:
Basic weighted average shares outstanding	107,227,128	108,693,887	107,204,024	108,667,028
Effect of dilutive securities:
Stock appreciation rights and options	27,256	54,233	30,900	62,718
Restricted stock	41,819	62,176	55,348	73,335
Diluted weighted average shares outstanding	107,296,203	108,810,296	107,290,272	108,803,081
Basic earnings per share	$0.71	$0.80	$1.27	$1.62
Diluted earnings per share	$0.71	$0.80	$1.27	$1.62

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock appreciation rights	149,278	73,050	139,174	64,091
Restricted stock	92,201	—	92,498	24,299

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. During the six months ended June 30, 2025, Trex did not repurchase any shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2025 and June 30, 2024, the Company’s net sales were $387,801 and $376,470, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company's net sales were $727,794 and $750,105, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan, which is administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,657,745 shares.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2025:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	70,320	$66.54
Performance-based restricted stock units (a)	102,049	$64.85
Stock appreciation rights	46,126	$66.67

(a)
Includes 80,196 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2025, and adjustments of 1,093, and 20,760 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2024 and 2023, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the six months ended June 30, 2025 and June 30, 2024, the data and assumptions shown in the following table were used:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Weighted-average fair value of grants	$33.06	$44.83
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.3%
Expected term (years)	5	5
Expected volatility	51.4%	51.2%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock appreciation rights	$330	$408	$624	$680
Time-based restricted stock and restricted stock units	1,578	1,452	2,404	2,526
Performance-based restricted stock and restricted stock units	967	1,919	2,106	3,561
Employee stock purchase plan	59	60	113	225
Total stock-based compensation	$2,934	$3,839	$5,247	$6,992

Total unrecognized compensation cost related to unvested awards as of June 30, 2025 was $15.3 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2025 and June 30, 2024, was 25.9% and 25.4%, which resulted in income tax expense of $47.7 million and $59.9 million, respectively.

During the six months ended June 30, 2025 and June 30, 2024, the Company realized $(0.1) million and $0.7 million, respectively, of excess tax expense and excess tax benefit from stock-based awards and recorded a corresponding expense and benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2025, the Company maintains a valuation allowance of $2.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2025, for certain tax jurisdictions tax years 2020 through 2024 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (Act) was enacted into law. The Act includes several changes to the U.S. corporate income tax framework. The Company has completed a preliminary assessment of the Act’s provisions and determined that they will not have a material impact on the Company’s effective tax rate or income tax expense for the year ended December 31,

2025. The Company will continue to monitor any regulatory guidance related to the Act and assess its potential effects on future reporting periods.

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

17.
SEASONALITY

The operating results for Trex have historically varied from quarter to quarter. Seasonal, erratic or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift sales of its products to a later period or decrease overall sales in affected locations. As part of its normal business practice, and consistent with industry practice, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season in order to ensure adequate availability of its product to meet anticipated seasonal consumer demand. The seasonal effects are often offset by the positive effect of the incentive programs.

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

The Company believes its product warranty and surface flaking reserves at June 30, 2025 are sufficient to cover future warranty obligations. The following is a reconciliation of the Company’s product warranty and surface flaking reserves (in thousands):

	Six Months Ended June 30, 2025
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$15,596	$7,239	$22,835
Provisions and changes in estimates	6,705	—	6,705
Settlements made during the period	(3,099)	(690)	(3,789)
Ending balance, June 30	$19,202	$6,549	$25,751

	Six Months Ended June 30, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	4,668	—	4,668
Settlements made during the period	(2,459)	(680)	(3,139)
Ending balance, June 30	$14,275	$9,432	$23,707

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

Industrial Revenue Bonds

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Condensed Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Condensed Consolidated Balance Sheets. As of June 30, 2025, the gross asset and liability associated with the IRBs was $450 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Trex Company, Inc. (Trex, Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation and tariffs in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and six months ended June 30, 2025, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and six months ended June 30, 2025 compared to the three months and six months ended June 30, 2024.
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

Trex® Pergola	Pergolas made from low maintenance cellular PVC and all-aluminum product, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex® Lattice	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole	Cornhole boards manufactured and sold by Johnson Enterprises, LLC under a Trademark License Agreement with Trex Company, Inc.
Trex® Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex® Spiral Stairs	A staircase alternative for use with all deck substructures manufactured and sold by SS Industries dba Paragon Stairs.
Trex® Outdoor Kitchens™	Outdoor kitchen cabinetry manufactured and sold by Danver Outdoor Kitchens.

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Takes On Real Life In New "Trex Vs" AD Campaign. This new series of commercial spots and digital concepts showcases how the brand's Performance-Engineered™ decking and railing enhance and stand up to everyday life.
•
Trex's 2024 Sustainability Report highlights how circular innovation is adding value to the business. The comprehensive report details the Company's continued leadership in materials circularity, environmental stewardship, and social responsibility.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$387,801	$376,470	$11,331	3.0%
Gross profit	$158,132	$168,110	$(9,978)	(5.9)%
Net income	$75,909	$86,998	$(11,089)	(12.7)%
EBITDA*	$118,205	$130,355	$(12,150)	(9.3)%
Diluted earnings per share	$0.71	$0.80	$(0.09)	(11.3)%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$727,794	$750,105	$(22,311)	(3.0)%
Gross profit	$295,863	$337,721	$(41,858)	(12.4)%
Net income	$136,343	$176,068	$(39,725)	(22.6)%
EBITDA*	$214,119	$263,521	$(49,402)	(18.7)%
Diluted earnings per share	$1.27	$1.62	$(0.35)	(21.6)%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 19 and 21 of this Quarterly Report on Form 10-Q under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the six months ended June 30, 2025, our capital expenditures were $126.3 million primarily related to $97.6 million for the Arkansas manufacturing facility, $5.9 million in cost reduction initiatives, and $7.4 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

Less than 5% of our cost of sales is projected to be impacted by tariffs. The majority of tariffs are related to purchases of aluminum and steel used in our railing and fastening products. We have and will further mitigate some of the impact on our cost of sales through higher levels of existing pre-tariff inventory and supplier negotiations.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2025 (2025 quarter) compared to the three months ended June 30, 2024 (2024 quarter), and for the six months ended June 30, 2025 (2025 six-month period) compared to the six months ended June 30, 2024 (2024 six-month period).

Three Months Ended June 30, 2025 Compared To The Three Months Ended June 30, 2024

Net Sales

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net sales	$387,801	$376,470	$11,331	3.0%

Net sales increased by $11.3 million, or 3%, in the 2025 quarter compared to the 2024 quarter. The increase was substantially all due to an increase in volume.

Gross Profit

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$229,669	$208,360	$21,309	10.2%
% of total net sales	59.2%	55.3%
Gross profit	$158,132	$168,110	$(9,978)	(5.9)%
Gross margin	40.8%	44.7%

Gross profit as a percentage of net sales, gross margin, was 40.8% in the 2025 quarter compared to 44.7% in the 2024 quarter. The decrease was primarily the result of lower production year over year as we level load our facilities, inefficiencies associated with start-up costs at our Arkansas facility, and changes to our production process driven by refinements made to our Enhance® decking. The higher costs due to the production refinements will not continue into the third quarter.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$55,734	$51,206	$4,528	8.8%
% of total net sales	14.4%	13.6%

Selling, general and administrative expenses increased $4.5 million to $55.7 million, or 14.4% of net sales, in the 2025 quarter. The increase primarily related to increases of $3.3 million in branding, $1.1 million in personnel related expenses, $0.6 million in Arkansas start-up costs, and $0.5 million in facilities and support, partially offset by decreases in other areas.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$26,566	$29,906	$(3,340)	(11.2)%
Effective tax rate	25.9%	25.6%

The effective tax rate for the 2025 quarter was comparable to the 2024 quarter and was 25.9% and 25.6%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income	$75,909	$86,998
Interest income, net	(77)	—
Income tax expense	26,566	29,906
Depreciation and amortization	15,807	13,451
EBITDA	$118,205	$130,355

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

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$118,205	$130,355	$(12,150)	(9.3)%

EBITDA decreased 9.3% to $118.2 million for the 2025 quarter compared to $130.4 million for the 2024 quarter. The decrease in EBITDA was driven primarily by lower gross profit.

Six Months Ended June 30, 2025 Compared To The Six Months Ended June 30, 2024

Net Sales

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net sales	$727,794	$750,105	$(22,311)	(3.0)%

Total net sales decreased by $22.3 million, or 3%, in the 2025 six-month period compared to the 2024 six-month period. The decrease was substantially all due to a decrease in volume, primarily related to our revised channel inventory strategy which resulted in reduced volume in the first half of the year.

Gross Profit

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$431,931	$412,384	$19,547	4.7%
% of total net sales	59.3%	55.0%
Gross profit	$295,863	$337,721	$(41,858)	(12.4)%
Gross margin	40.7%	45.0%

Gross profit as a percentage of net sales, gross margin, was 40.7% in the 2025 six-month period compared to 45.0% in the 2024 six-month period. The decrease in gross margin was primarily the result of lower production year over year as we level load our facilities, inefficiencies associated with start-up costs at our Arkansas facility, and changes to our production process driven by refinements made to our Enhance® decking.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$111,801	$101,806	$9,995	9.8%
% of total net sales	15.4%	13.6%

Selling, general and administrative expenses increased $10.0 million to $111.8 million, or 15.4% of net sales, in the 2025 six-month period. The increase primarily related to increases of $6.6 million in branding, $2.1 million in personnel related expenses, $1.7 million in Arkansas start-up costs, $0.9 million in digital transformation, offset partially by decreases of $1.4 million in other expenses.

Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$47,719	$59,853	$(12,134)	(20.3)%
Effective tax rate	25.9%	25.4%

The effective tax rate for the 2025 six-month period and the 2024 six month period was 25.9% and 25.4%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income	$136,343	$176,068
Interest income, net	—	(6)
Income tax expense	47,719	59,853
Depreciation and amortization	30,057	27,606
EBITDA	$214,119	$263,521

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$214,119	$263,521	$(49,402)	(18.7)%

Total EBITDA decreased 18.7% to $214.1 million for the 2025 six-month period compared to $263.5 million for the 2024 six-month period. The decrease in EBITDA was driven primarily by lower net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2025, we had $5.5 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$95,739	$19,641
Net cash used in investing activities	(130,987)	(73,096)
Net cash provided by financing activities	39,479	52,668
Net increase (decrease) in cash and cash equivalents	$4,231	$(787)

Operating Activities

Cash provided by operations was $95.7 million during the 2025 six-month period compared to cash provided by operations of $19.6 million during the 2024 six-month period. The $76.1 million increase in cash provided by operating activities was primarily related to a decrease in inventories in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease in inventories is the result of lower production in 2025.

Investing Activities

Capital expenditures in the 2025 six-month period were $126.3 million primarily related to $97.6 million for the Arkansas manufacturing facility, $5.9 million in cost reduction initiatives, and $7.4 million in capacity expansion in our existing facilities and safety, environmental and general support.

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

Financing Activities

Net cash provided by financing activities in the 2025 six-month period consisted primarily of net borrowings under our line of credit.

Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the six months ended June 30, 2025, the Company did not repurchase any shares of its common stock under the 2023 Stock Repurchase Program.

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

At June 30, 2025, we had $245.4 million in outstanding borrowings under the revolving credit facility and borrowing capacity under the facility of $304.6 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants at June 30, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

As previously announced, the Company anticipates spending approximately $550 million on the Arkansas facility, of which we have already invested $484 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2025.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the six-month period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2025 – April 30, 2025	—	—	—	8,954,464
May 1, 2025 – May 31, 2025	—	—	—	8,954,464
June 1, 2025 – June 30, 2025	—	—	—	8,954,464
Quarterly period ended June 30, 2025	—		—

(1)
During the three months ended June 30, 2025, no shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and no shares were repurchased under the program during the three months ended June 30, 2025.

Item 5. Other Information

Insider Trading Arrangements. During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Amended and Restated Severance Agreement by and between Trex Company, Inc. and Bryan H. Fairbanks. The Company had previously filed an Amended and Restated Severance Agreement dated July 31, 2023 by and between Trex Company, Inc. and Bryan H. Fairbanks (Old Severance Agreement). The Company entered into an Amended and Restated Severance Agreement dated July 31, 2025 by and between Trex Company, Inc. and Bryan H. Fairbanks (New Severance Agreement) which is substantially the same as the Old Severance Agreement except that the New Severance Agreement modifies the timing of the severance payment from no later than ten days after termination to no later than ten days after the effective date of the written release and agreement referenced in Section 7 of the Agreement. The New Severance Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Form of Severance Agreement between Trex Company Inc. and Officers other than the Chief Executive Officer. The Company previously filed a Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer (Old Form of Severance Agreement). On July 30, 2025, the Company approved a new Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer (New Form of Severance Agreement). The New Form of Severance Agreement is substantially the same as the Old Form of Severance Agreement except that the New Form of Severance Agreement modifies the timing of the severance payment from no later than ten days after termination to no later than ten days after the effective date of the written release and agreement referenced in Section 7 of the Agreement. The New Form of Severance Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 4, 2025	By:	/s/ Brenda K. Lovcik
Brenda K. Lovcik
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

10.1*/**	Amended and Restated Severance Agreement dated July 31, 2025 by and between Trex Company, Inc. and Bryan H. Fairbanks.

10.2*/**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.