Form 10-Q
period 2025-09-30
TREX CO INC
filed 2025-11-04
CIK 1069878

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 17, 2025 was 107,254,784 shares.

TREX COMPANY, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)		2

Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)		3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and September 30, 2024 (unaudited)		5

Notes to Condensed Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	27

Item 6.	Exhibits	29

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$285,348	$233,717	$1,013,142	$983,822
Cost of sales	169,910	140,512	601,842	552,896
Gross profit	115,438	93,205	411,300	430,926
Selling, general and administrative expenses	45,041	38,901	156,841	140,708
Income from operations	70,397	54,304	254,459	290,218
Interest income, net	—	(5)	—	(11)
Income before income taxes	70,397	54,309	254,459	290,229
Provision for income taxes	18,627	13,756	66,346	73,609
Net income	$51,770	$40,553	$188,113	$216,620
Basic earnings per common share	$0.48	$0.37	$1.75	$2.00
Basic weighted average common shares outstanding	107,244,573	108,258,401	107,217,689	108,529,825
Diluted earnings per common share	$0.48	$0.37	$1.75	$1.99
Diluted weighted average common shares outstanding	107,332,641	108,379,416	107,304,543	108,659,118
Comprehensive income	$51,770	$40,553	$188,113	$216,620

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,357	$1,292
Accounts receivable, net	163,997	88,356
Inventories	149,552	207,282
Prepaid expenses and other assets	12,879	21,978
Total current assets	337,785	318,908
Property, plant and equipment, net	1,029,124	922,868
Operating lease right-of-use (ROU) assets	45,871	52,195
Goodwill and other intangible assets, net	30,392	22,048
Other assets	9,306	8,279
Total assets	$1,452,478	$1,324,298
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$47,460	$61,272
Accrued expenses and other liabilities	117,251	72,879
Accrued warranty	6,168	5,726
Line of credit	111,300	202,600
Total current liabilities	282,179	342,477
Deferred income taxes	56,032	56,032
Operating lease liabilities	35,706	41,979
Non-current accrued warranty	19,519	17,109
Other long-term liabilities	16,560	16,559
Total liabilities	409,996	474,156
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,198,437 and 141,098,251 shares issued and 107,254,491 and 107,154,305 shares outstanding, at September 30, 2025 and December 31, 2024, respectively	1,412	1,411
Additional paid-in capital	152,379	148,153
Retained earnings	1,750,563	1,562,450
Treasury stock, at cost, 33,943,946 shares as of September 30, 2025 and December 31, 2024	(861,872)	(861,872)
Total stockholders’ equity	1,042,482	850,142
Total liabilities and stockholders’ equity	$1,452,478	$1,324,298

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,562,450	33,943,946	$(861,872)	$850,142
Net income	—	—	—	60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,622,884	33,943,946	$(861,872)	$910,079
Net income	—	—	—	75,909	—	—	75,909
Employee stock plans	7,250	—	335	—	—	—	335
Shares withheld for taxes on awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	26	—	2,934	—	—	—	2,934
Balance, June 30, 2025	107,234,288	$1,412	$150,923	$1,698,793	33,943,946	$(861,872)	$989,256
Net income	—	—	—	51,770	—	—	51,770
Employee stock plans	6,076	—	267	—	—	—	267
Shares withheld for taxes on awards	(424)	1	(24)	—	—	—	(23)
Stock-based compensation	14,551	(1)	1,213	—	—	—	1,212
Balance, September 30, 2025	107,254,491	$1,412	$152,379	$1,750,563	33,943,946	$(861,872)	$1,042,482

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,336,058	32,363,306	$(760,954)	$716,671
Net income	—	—	—	89,070	—	—	89,070
Employee stock plans	5,640	—	397	—	—	—	397
Shares withheld for taxes on awards	(55,103)	—	(5,146)	—	—	—	(5,146)
Stock-based compensation	130,683	1	3,153	—	—	—	3,154
Balance, March 31, 2024	108,692,757	$1,411	$138,561	$1,425,128	32,363,306	$(760,954)	$804,146
Net income	—	—	—	86,998	—	—	86,998
Employee stock plans	5,408	—	341	—	—	—	341
Shares withheld for taxes on awards	(5,020)	—	(424)	—	—	—	(424)
Stock-based compensation	12,623	—	3,839	—	—	—	3,839
Balance, June 30, 2024	108,705,768	$1,411	$142,317	$1,512,126	32,363,306	$(760,954)	$894,900
Net income	—	—	—	40,553	—	—	40,553
Employee stock plans	4,764	—	269	—	—	—	269
Shares withheld for taxes on awards	(739)	—	(59)	—	—	—	(59)
Stock-based compensation	14,589	—	2,671	—	—	—	2,671
Repurchases of common stock	(822,400)				822,400	(50,430)	(50,430)
Balance, September 30, 2024	107,901,982	$1,411	$145,198	$1,552,679	33,185,706	$(811,384)	$887,904

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$188,113	$216,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,068	41,218
Deferred income taxes	—	(5,212)
Stock-based compensation	6,460	9,663
Loss on disposal of property, plant and equipment	507	2,262
Other non-cash adjustments	(169)	46
Changes in operating assets and liabilities:
Accounts receivable	(75,641)	(98,924)
Inventories	57,731	(80,847)
Prepaid expenses and other assets	8,236	1,266
Accounts payable	13,150	681
Accrued expenses and other liabilities	30,512	52,125
Income taxes receivable/payable	17,660	13,504
Net cash provided by operating activities	292,627	152,402

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(180,214)	(151,481)
Purchased intangibles	(8,280)	—
Proceeds from sales of property, plant and equipment	358	106
Net cash used in investing activities	(188,136)	(151,375)

FINANCING ACTIVITIES
Borrowings under line of credit	679,547	608,300
Principal payments under line of credit	(770,847)	(543,800)
Repurchases of common stock	(4,033)	(55,655)
Proceeds from employee stock purchase and option plans	901	1,007
Financing costs	6	—
Net cash used in (provided by) financing activities	(94,426)	9,852
Net increase in cash and cash equivalents	10,065	10,879
Cash and cash equivalents, beginning of period	1,292	1,959
Cash and cash equivalents, end of period	$11,357	$12,838
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$—	$—
Cash paid for income taxes, net	$48,686	$65,318
Supplemental non-cash investing and financing disclosure:
Capital expenditures in accounts payable and accrued expenses	$27,437	$35,300
Excise tax on repurchases of common stock	$—	$402

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and September 30, 2024

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

The unaudited consolidated results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

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

4.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." This guidance clarifies and modernizes when an entity is required to begin capitalizing software costs. Specifically it requires capitalization when both of the following are met (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of this update is permitted. The amendments to this update may be applied prospectively, retrospectively, or on a modified transition approach. The Company is evaluating this guidance and the impact it may have on its Consolidated Financial Statements upon adoption.

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This guidance provides an optional practical expedient related to the estimation of expected credit losses for current accounts receivable and contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Specifically, this optional practical expedient allows an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments to this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption of this update is permitted. The amendments to this update should be applied prospectively. The Company continues to evaluate the guidance and does not believe adoption will have a material impact on its consolidated results of operations or financial position.

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

5.
INVENTORIES

Inventories valued at LIFO (last-in, first-out), consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Finished goods	$132,511	$183,670
Raw materials	66,710	73,281
Total FIFO (first-in, first-out) inventories	199,221	256,951
Reserve to adjust inventories to LIFO value	(49,669)	(49,669)
Total LIFO inventories	$149,552	$207,282

The Company utilizes the LIFO method of accounting, which generally provides for the matching of current costs with current revenues. However, under the LIFO method, reductions in annual inventory balances may cause a portion of the Company’s cost of sales to be based on historical costs rather than current year costs (LIFO liquidation). Reductions in interim inventory balances expected to be replenished by year-end do not result in a LIFO liquidation. Accordingly, interim LIFO calculations are based, in part, on management’s estimates of expected year-end inventory levels and costs and may differ from actual results. Since inventory levels and costs are subject to factors beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation. As of September 30, 2025, management estimates that inventory balances will be replenished by year-end and there were no LIFO inventory liquidations or related impact on cost of sales in the nine months ended September 30, 2025.

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$12,379	$21,353
Other	500	625
Total prepaid expenses and other assets	$12,879	$21,978

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at September 30, 2025, and December 31, 2024, was $14.2 million. The Company’s intangible assets consist of domain names and internal use software. At September 30, 2025, and December 31, 2024, intangible assets were $19.4 million and $10.6 million and accumulated amortization was $3.2 million and $2.8 million, respectively. Intangible assets are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2025, and September 30, 2024, was $0.4 million and $0.3 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Sales and marketing	51,972	22,874
Compensation and benefits	20,400	16,132
Income taxes	19,838	917
Operating lease liabilities	11,298	10,800
Capital projects	5,125	13,274
Manufacturing costs	3,678	2,904
Other	4,940	5,978
Total accrued expenses and other liabilities	$117,251	$72,879

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

With respect to Revolving B Loans (as defined in the Credit Agreement), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans ranges between 0.20% and 1.15%. and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 1.20% and 2.15%.

As of September 30, 2025, the Company had $111.3 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $435.6 million as of September 30, 2025, which reflects a reduction for outstanding letters of credit totaling $3.1 million. The weighted average interest rate on the revolving credit facility was 5.06% as of September 30, 2025.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of September 30, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 10 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the nine months ended September 30, 2025 and September 30, 2024, total operating lease expense was $9.0 million and $7.3 million, respectively. The weighted average remaining lease term at September 30, 2025 and December 31, 2024 was 5.8 years and 6.3 years, respectively. The weighted average discount rate at September 30, 2025 and December 31, 2024 was 4.66% and 4.57%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2025 and September 30, 2024, and supplemental balance sheet information at September 30, 2025 and December 31, 2024 related to operating leases (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$8,410	$7,346
Operating ROU assets obtained in exchange for lease liabilities	$1,419	$16,379

Supplemental balance sheet information	September 30, 2025	December 31, 2024
Operating lease ROU assets	$45,871	$52,195
Operating lease liabilities:
Accrued expenses and other current liabilities	$11,298	$10,800
Operating lease liabilities	35,706	41,979
Total operating lease liabilities	$47,004	$52,779

The following table summarizes maturities of operating lease liabilities at September 30, 2025 (in thousands):

Maturities of operating lease liabilities
2025	$2,912
2026	11,476
2027	10,858
2028	9,779
2029	4,448
Thereafter	15,562
Total lease payments	55,035
Less imputed interest	(8,031)
Total operating lease liabilities	$47,004

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income available to common shareholders	$51,770	$40,553	$188,113	$216,620
Denominator:
Basic weighted average shares outstanding	107,244,573	108,258,401	107,217,689	108,529,825
Effect of dilutive securities:
Stock appreciation rights and options	31,206	38,602	31,002	54,679
Restricted stock	56,862	82,413	55,852	74,614
Diluted weighted average shares outstanding	107,332,641	108,379,416	107,304,543	108,659,118
Basic earnings per share	$0.48	$0.37	$1.75	$2.00
Diluted earnings per share	$0.48	$0.37	$1.75	$1.99

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock appreciation rights	145,249	70,979	141,199	66,387
Restricted stock	31,053	51,001	72,016	33,199

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. The 2023 Stock Repurchase Program has no set expiration date. During the nine months ended September 30, 2025, Trex did not repurchase any shares of its outstanding common stock under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended September 30, 2025 and September 30, 2024, the Company’s net sales were $285,348 and $233,717, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company's net sales were $1,013,142 and $983,822, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan, which is administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,674,799 shares.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2025:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	88,547	$66.33
Performance-based restricted stock units (a)	102,049	$64.85
Stock appreciation rights	46,126	$66.67

(a)
Includes 80,196 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2025, and adjustments of 1,093, and 20,760 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2024 and 2023, respectively.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. For SARs issued in the nine months ended September 30, 2025 and September 30, 2024, the data and assumptions shown in the following table were used:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Weighted-average fair value of grants	$33.06	$44.83
Dividend yield	0%	0%
Average risk-free interest rate	4.3%	4.3%
Expected term (years)	5	5
Expected volatility	51.4%	51.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock appreciation rights	$264	$307	$888	$987
Time-based restricted stock and restricted stock units	1,068	1,206	3,472	3,731
Performance-based restricted stock and restricted stock units	(166)	1,110	1,940	4,671
Employee stock purchase plan	47	48	160	274
Total stock-based compensation	$1,213	$2,671	$6,460	$9,663

Total unrecognized compensation cost related to unvested awards as of September 30, 2025 was $11.0 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2025 and September 30, 2024, was 26.1% and 25.4%, which resulted in income tax expense of $66.3 million and $73.6 million, respectively. The increase in the effective rate was primarily due to excess tax expense from stock-based awards in 2025 and excess tax benefit from stock-based awards in 2024, as well as a reduction in the allowable deduction for foreign derived intangible income.

During the nine months ended September 30, 2025 and September 30, 2024, the Company realized $(0.1) million and $0.7 million, respectively, of excess tax expense and excess tax benefit from stock-based awards and recorded a corresponding expense and benefit to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2025, the Company maintains a valuation allowance of $2.6 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2025, for certain tax jurisdictions tax years 2020 through 2024 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

On July 4, 2025, H.R.1 - One Big Beautiful Bill Act (Act) was enacted into law. The Act includes several changes to the U.S. corporate income tax framework. The Company has completed an assessment of the Act’s provisions and determined that they will not have a material impact on the Company’s effective tax rate or income tax expense for the year ended December 31, 2025. The Company will continue to monitor any regulatory guidance related to the Act and assess its potential effects on future reporting periods.

16.
SEGMENT INFORMATION

The Company operates in one reportable segment, with resource allocation and assessment of financial performance based on a consolidated basis.

Trex manufactures composite decking and railing and related outdoor living products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction.

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

The Company believes its product warranty and surface flaking reserves at September 30, 2025 are sufficient to cover future warranty obligations. The following is a reconciliation of the Company’s product warranty and surface flaking reserves (in thousands):

	Nine Months Ended September 30, 2025
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$15,596	$7,239	$22,835
Provisions and changes in estimates	8,660	—	8,660
Settlements made during the period	(4,903)	(905)	(5,808)
Ending balance, September 30	$19,353	$6,334	$25,687

	Nine Months Ended September 30, 2024
	Product Warranty	Surface Flaking	Total
Beginning balance, January 1	$12,066	$10,112	$22,178
Provisions and changes in estimates	8,375	(1,077)	7,298
Settlements made during the period	(4,717)	(1,125)	(5,842)
Ending balance, September 30	$15,724	$7,910	$23,634

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

Industrial Revenue Bonds

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Condensed Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Condensed Consolidated Balance Sheets. As of September 30, 2025, the gross asset and liability associated with the IRBs was $450 million.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and nine months ended September 30, 2025, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and nine months ended September 30, 2025 compared to the three months and nine months ended September 30, 2024.
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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Simplifies Railing Specification with Interactive Design Tool. The Trex® Deck Railing Designer was launched in an effort to simplify the railing selection process with speed, accuracy, and efficiency in mind. This new tool delivers 3D visualization and instant material estimates which simplifies the planning process for both homeowners and contractors.
•
Trex Broadens Western U.S. Reach Through Expansion with International Wood Products, LLC (IWP). IWP will exclusively stock Trex® decking and railing products at its newly opened facility in Salt Lake City, Utah strengthening Trex's presence in Utah and across the Intermountain West.
•
Trex Celebrates Completion of 2025 Sunset Idea House in Palm Springs. Featuring performance engineered™ products and modeled for eco-conscious design, Trex decking and railing have been featured in the Sunset Idea House creating durable, functional, and sleek outdoor living spaces.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$285,348	$233,717	$51,631	22.1%
Gross profit	$115,438	$93,205	$22,233	23.9%
Net income	$51,770	$40,553	$11,217	27.7%
EBITDA*	$86,409	$67,915	$18,494	27.2%
Diluted earnings per share	$0.48	$0.37	$0.11	29.7%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$1,013,142	$983,822	$29,320	3.0%
Gross profit	$411,300	$430,926	$(19,626)	(4.6)%
Net income	$188,113	$216,620	$(28,507)	(13.2)%
EBITDA*	$300,527	$331,436	$(30,909)	(9.3)%
Diluted earnings per share	$1.75	$1.99	$(0.24)	(12.1)%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 21 and 22 of this Quarterly Report on Form 10-Q under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the nine months ended September 30, 2025, our capital expenditures were $188 million primarily related to $144.2 million for the Arkansas manufacturing facility, $13.8 million in safety, environmental and general support, $8.3 million in purchased intangibles related to digital transformation, and $12.4 million in all other including cost reduction initiatives and capacity expansion in our existing facilities.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2025 (2025 quarter) compared to the three months ended September 30, 2024 (2024 quarter), and for the nine months ended September 30, 2025 (2025 nine-month period) compared to the nine months ended September 30, 2024 (2024 nine-month period).

Three Months Ended September 30, 2025 Compared To The Three Months Ended September 30, 2024

Net Sales

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net sales	$285,348	$233,717	$51,631	22.1%

Net sales increased by $51.6 million, or 22.1%, in the 2025 quarter compared to the 2024 quarter. The increase was substantially all due to an increase in volume.

Gross Profit

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$169,910	$140,512	$29,398	20.9%
% of total net sales	59.5%	60.1%
Gross profit	$115,438	$93,205	$22,233	23.9%
Gross margin	40.5%	39.9%

Gross profit as a percentage of net sales, gross margin, was 40.5% in the 2025 quarter compared to 39.9% in the 2024 quarter. The increase was primarily the result of operational savings and lower labor costs, partially offset by tariffs on certain aluminum and steel railing products and lower production levels.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$45,041	$38,901	$6,140	15.8%
% of total net sales	15.8%	16.6%

Selling, general and administrative expenses increased $6.1 million to $45.0 million, or 15.8% of net sales, in the 2025 quarter. The increase primarily related to increases of $2.5 million in branding, $1.8 million in digital transformation, $0.9 million in research and development, and $0.8 million of other increases.

Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$18,627	$13,756	$4,871	35.4%
Effective tax rate	26.5%	25.3%

The effective tax rate for the 2025 quarter was 26.5% compared to 25.3% for the 2024 quarter. The increase in the effective rate was primarily due to a reduction in the allowable deduction for foreign derived intangible income.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net income	$51,770	$40,553
Interest income, net	—	(5)
Income tax expense	18,627	13,756
Depreciation and amortization	16,012	13,611
EBITDA	$86,409	$67,915

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$86,409	$67,915	$18,494	27.2%

EBITDA increased 27.2% to $86.4 million for the 2025 quarter compared to $67.9 million for the 2024 quarter. The increase in EBITDA was primarily due to volume growth in net sales.

Nine Months Ended September 30, 2025 Compared To The Nine Months Ended September 30, 2024

Net Sales

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Net sales	$1,013,142	$983,822	$29,320	3.0%

Total net sales increased by $29.3 million, or 3%, in the 2025 nine-month period compared to the 2024 nine-month period. The increase was substantially all driven by products introduced within the last 36 months.

Gross Profit

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$601,842	$552,896	$48,946	8.9%
% of total net sales	59.4%	56.2%
Gross profit	$411,300	$430,926	$(19,626)	(4.6)%
Gross margin	40.6%	43.8%

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

Gross profit as a percentage of net sales, gross margin, was 40.6% in the 2025 nine-month period compared to 43.8% in the 2024 nine-month period. The decrease in gross margin was primarily the result of inefficiencies associated with start-up costs at our

Arkansas facility, higher raw material costs, changes to our production process driven by refinements made to our Enhance® decking product line in 2025, and tariffs, partially offset by pricing.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$156,841	$140,708	$16,133	11.5%
% of total net sales	15.5%	14.3%

Selling, general and administrative expenses increased $16.1 million to $156.8 million, or 15.5% of net sales, in the 2025 nine-month period. The increase primarily related to increases of $9.1 million in branding, $2.7 million in digital transformation, $2.3 million in Arkansas start-up costs, and $2.2 million in personnel related expenses.

Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$66,346	$73,609	$(7,263)	(9.9)%
Effective tax rate	26.1%	25.4%

The effective tax rate for the 2025 nine-month period was 26.1% compared to 25.4% for the 2024 nine month period. The increase in the effective rate was primarily due to excess tax expense from stock-based awards in 2025 and excess tax benefit from stock-based awards in 2024, as well as a reduction in the allowable deduction for foreign derived intangible income.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income	$188,113	$216,620
Interest income, net	—	(11)
Income tax expense	66,346	73,609
Depreciation and amortization	46,068	41,218
EBITDA	$300,527	$331,436

______________________

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

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$300,527	$331,436	$(30,909)	(9.3)%

Total EBITDA decreased 9.3% to $300.5 million for the 2025 nine-month period compared to $331.4 million for the 2024 nine-month period. The decrease in EBITDA was driven primarily by lower gross profit and higher selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At September 30, 2025, we had $11.4 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$292,627	$152,402
Net cash used in investing activities	(188,136)	(151,375)
Net cash used in (provided by) financing activities	(94,426)	9,852
Net increase in cash and cash equivalents	$10,065	$10,879

Operating Activities

Cash provided by operations was $292.6 million during the 2025 nine-month period compared to cash provided by operations of $152.4 million during the 2024 nine-month period. The $140.2 million increase in cash provided by operating activities was primarily related to a decrease in inventories in the nine months ended September 30, 2025 compared to an increase in inventories in the nine months ended September 30, 2024. The decrease in inventories in 2025 is the result of lower production driven by our strategy to level load our facilities.

Investing Activities

Capital expenditures. During the nine months ended September 30, 2025, our capital expenditures were $188 million primarily related to $144.2 million for the Arkansas manufacturing facility, $13.8 million in safety, environmental and general support, $8.3 million in purchased intangibles related to digital transformation, and $12.4 million in all other including cost reduction initiatives and capacity expansion in our existing facilities.

Financing Activities

Net cash used in financing activities in the 2025 nine-month period consisted primarily of net payments on our line of credit.

Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date. During the nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock under the 2023 Stock Repurchase Program.

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

With respect to Revolving B Loans (as defined in the Credit Agreement), for any day, the rate per annum is a tiered pricing based upon the Consolidated Debt to Consolidated EBITDA Ratio. The applicable rate for Revolving B Loans that are Base Rate Loans ranges between 0.20% and 1.15%. and the applicable rate for Revolving B Loans that are Term SOFR/Term SOFR Daily Floating Rate range between 1.20% and 2.15%.

As of September 30, 2025, the Company had $111.3 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $435.6 million as of September 30, 2025, which reflects a reduction for outstanding letters of credit totaling $3.1 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants at September 30, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Capital Requirements. Our capital expenditure guidance for 2025 is $210 million to $220 million. In addition to the construction of the Arkansas facility, our capital allocation priorities for 2025 include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

As previously announced, the Company anticipates spending approximately $550 million on the Arkansas facility, of which we have already invested $519 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2025.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and the acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the President and Chief Executive Officer and acting Chief Financial Officer has concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the nine-month period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2025 – July 31, 2025	424	$56.86	—	8,954,464
August 1, 2025 – August 31, 2025	—	—	—	8,954,464
September 1, 2025 – September 30, 2025	—	—	—	8,954,464
Quarterly period ended September 30, 2025	424		—

(1)
During the three months ended September 30, 2025, 424 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and no shares were repurchased under the program during the three months ended September 30, 2025.

Item 5. Other Information

Insider Trading Arrangements. During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Appointment of Prithvi S. Gandhi as Senior Vice President and Chief Financial Officer. On September 30, 2025 the Board of Directors and the Compensation Committee of Trex Company, Inc. (the Company) appointed Prithvi S. Gandhi to serve as the Company’s Senior Vice President and Chief Financial Officer effective October 6, 2025. Mr. Gandhi will also serve as the principal financial and principal accounting officer of the Company commencing immediately after the filing of this Form 10-Q (Mr. Fairbanks who has served as the principal financial and principal accounting officer of the Company since August 5, 2025 will cease serving in such roles upon the filing of this Form 10-Q) and will be a named executive officer for purposes of the Company’s financial filings and public reporting. As the Senior Vice President and Chief Financial Officer, Mr. Gandhi will be responsible for overseeing all aspects of the finance and accounting functions of the Company.

Mr. Gandhi, age 55, served as Executive Vice President and CFO of Beacon Roofing Supply from April 2024 to June 2025. Prior to that, from August 2022 until April 2024, he served as Vice President and CFO of TAMKO Building Products, LLC, one of the largest independent U.S. manufacturers of residential roofing products, where he drove financial performance improvements and spearheaded the company’s entry into sustainable products. From August 2021 to July 2022, Mr. Gandhi was Executive Vice President and Chief Financial Officer of Fast Radius, Inc.. Earlier in his career, Mr. Gandhi had a successful eight-year tenure from August 2013 until May 2021, with Owens Corning [NYSE: OC], where he held multiple senior finance roles, including as Interim CFO from 2019-2020. Mr. Gandhi received a Bachelor of Science degree in Mathematics and Economics from the University of California, a Master of Arts degree in International Economics from Georgetown University, and Master of Business Administration degree with a concentration in Finance and Accounting from the Wharton School of Business.

Retention Agreement. On October 30, 2025, the Company entered into a Retention Agreement with Amy M. Fernandez, the Company’s Senior Vice President, Chief Legal Officer, Secretary and Chief Sustainability Officer, pursuant to which the Company will award restricted stock units (RSUs) to Ms. Fernandez, with the RSUs vesting only if Ms. Fernandez is actively employed by the Company on October 30, 2028 (the Retention Date). The aggregate value of the RSUs is two (2) times Ms. Fernandez current base salary, $980,000. The number of RSUs shall be based upon the closing market price of the stock on the second day after the Company issues its third quarter 2025 earnings release.

The RSUs will be granted pursuant to the Trex Company, Inc. 2023 Stock Incentive Plan.

The Retention Agreement provides that the RSUs shall vest, and the cash payment will be made, in the event of the death or disability of the Recipient, if the Company terminates the Recipient’s employment without “cause”, or if the Recipient resigns for “good reason,” prior to the Recipient achieving the applicable Retention Date. For this purpose, “cause” shall mean (i) Recipient’s willful or grossly negligent misconduct, or subversive, disruptive or insubordinate behavior, that is injurious to the Company or that violates Company policy; (ii) Recipient’s embezzlement or misappropriation of funds or property of the Company; (iii) Recipient’s conviction of a felony or the entrance of a plea of guilty or nolo contendere to a felony; (iv) Recipient’s conviction of any crime involving fraud, dishonesty, moral turpitude or breach of trust or the entrance of a plea of guilty or nolo contendere to such a crime; or (v) Recipient’s willful failure or refusal by Recipient to devote Recipient’s full business time (other than on account of disability or approved leave) and attention to the performance of Recipient’s duties and responsibilities if such breach has not been cured within 15 days after written notice thereof is given to the Recipient by the Board, and “good reason” shall mean (i) a material and adverse change in Recipient’s status or position(s) as an officer or management employee of the Company, including, without limitation, any adverse change in his status or position as an employee of the Company as a result of a material diminution in Recipient’s duties or responsibilities (other than, if applicable, any such change directly attributable to the fact that the Company is no longer publicly owned) or the assignment to Recipient of any duties or responsibilities which are materially inconsistent with such status or position(s) (other than any isolated and inadvertent failure by the Company that is cured promptly upon his giving notice), or any removal of Recipient from or any failure to reappoint or reelect Recipient to such position(s) (except in connection with Recipient’s termination other than for good reason); (ii) a 10% or greater reduction in Recipient’s aggregate base salary and targeted bonus, other than any such reduction proportionately consistent with a general reduction of pay across the executive staff as a group, as an economic or strategic measure due to poor financial performance by the Company; (iii) the failure by the Company or any successor to continue in effect any material employee benefit plan (excluding any equity compensation plan) in which the Recipient is participating (or plans providing the Recipient with similar benefits that are not materially reduced in the aggregate) other than as a result of the normal expiration of any such plan in accordance with its terms; or the taking of any action, or the failure to act, by the Company or any successor which would adversely affect the Recipient’s continued participation in any of such plans on at least as favorable a basis to Recipient or which would materially reduce Recipient’s benefits under any of such plans, or (iv) Company’s requiring Recipient to be based at an office that is both more than 50 miles from where Recipient’s office is located and further from Recipient’s then current residence.

The Board of Directors has implemented this Retention Agreement reflecting their confidence in Ms. Fernandez’s ability to continue to provide outstanding results and encourage her to continue to focus on the current and future growth of the Company.

The foregoing description of the Retention Agreement is qualified in its entirety by reference to the full text of the Retention Agreement, which is filed as Exhibit 10.2 hereto.

Departure of Director – Ronald W. Kaplan. On October 29, 2025, at a duly-convened meeting of the Nominating/Corporate Governance Committee (the “NCGC”) of the Board of Directors (the “Board”) of the Company, Ronald W. Kaplan notified the chairperson of the NCGC that he will not stand for re-election and intends to retire from the Board, effective as of the date of the Company’s 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”). Accordingly, Mr. Kaplan will not be nominated by the Board for re-election at the 2026 Annual Meeting and his term as director will end when his current term expires at the 2026 Annual Meeting. Mr. Kaplan currently serves as the Vice Chairman of the Board. Mr. Kaplan has served as a director of the Company since 2008. The Company thanks Mr. Kaplan for his years of service as an officer of the Company and as a director on the Board and for his many valuable contributions to the Company during his tenure.

Departure of Director – Melkeya McDuffie. On October 30, 2025, in connection with her recent appointment to a senior executive role at a Fortune 250 company in the automotive retail industry, Ms. McDuffie determined that stepping down from the Board of the Company would enable her to focus fully on these new responsibilities. Ms. McDuffie informed the Chairperson of the NCGC and the Chairman of the Board of her decision to resign from the Board effective October 31, 2025. Ms. McDuffie has served as a director of the Company since April 2023 and was a member of the Compensation Committee and the Audit Committee, where she provided thoughtful oversight and strategic perspective. The Audit Committee continues to have three members meeting the Audit Committee requirements of the SEC and NYSE. The Company expresses its appreciation for Ms. McDuffie’s service and wishes her continued success in her leadership journey.

Mr. Kaplan’s and Ms. McDuffie’s resignations were not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In connection with its responsibility to oversee Board composition and succession planning, the NCGC has been actively engaged in the Company’s search process for two new directors.

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 4, 2025	By:	/s/ Bryan H. Fairbanks
Bryan H. Fairbanks
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

EXHIBIT INDEX

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

10.2*/**	Form of Retention Agreement between Trex Company, Inc. and Amy M. Fernandez dated October 30, 2025.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement

*** Furnished herewith.