Form 10-K
period 2025-12-31
TREX CO INC
filed 2026-02-25
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “an emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐

Non-accelerated filer ☐	Smaller reporting company	☐

	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2025, which was the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.8 billion based on the closing price of the common stock as reported on the New York Stock Exchange on such date and assuming, for purposes of this computation only, that the registrant’s directors, executive officers and beneficial owners of 10% or more of the registrant’s common stock are affiliates.

The number of shares of the registrant’s common stock outstanding on February 5, 2026 was 105,737,365.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2026 Annual Meeting of Stockholders	Corporate governance (under Part I, Item 1) and Part III (Items 10-14)

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

Item 1. Business

General

Trex Company, Inc. (Trex, Company, we, us or our), was incorporated as a Delaware corporation in 1998. The Company is the world’s largest manufacturer of composite decking and railing products, which are marketed under the brand name Trex® and manufactured in the United States. Our principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and our telephone number at that address is (540) 542-6300.

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

As the inventor of composite decking, Trex is known for delivering innovative products leveraging the proprietary and skill-based advantages in our eco-friendly manufacturing process. We continue to extract value from the materials by broadening our material streams, implementing new material processes, and developing the next generation of low-cost materials. Our growth and margin expansion strategy positions us well to expand our leadership position in the category with beautiful, high performance, low-maintenance products and includes the following initiatives:

•
Accelerate material conversion from wood and inferior wood alternative products
•
Increase system attachment rates, particularly in railing
•
Grow the decking category with sustainable, high-performance innovation
•
Modernize our digital experience to improve customer demand conversion
•
Invest in talent and organizational capability
•
Leverage best in class service levels to increase distribution and retail footprint
•
Pursue strategic value accretive acquisitions that expand our market by introducing new products that are innovative, eco-friendly, and durable

Products

Operations and Products: The Company operates in one reportable segment.

Trex is the world’s largest manufacturer of high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing and a leader in outdoor living products, with more than 30 years of product experience. Trex products are marketed under the brand name Trex® and manufactured in the United States. Stocked in more than 6,700 retail locations worldwide, Trex offers a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing, cladding and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of waste polyethylene plastic film in North America. Our composite deck boards do not rot, warp, or splinter and the versatile colors feature a refined wood grain that adds depth and luxury to any backyard. Trex products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products:

Decking and Accessories

Our principal decking products are Trex Signature®, Trex Transcend® Lineage™, Trex Transcend®, Trex Select®, and Trex Enhance®. Our high-performance, low-maintenance, eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold, and scratching. Trex Signature decking offers realistic woodgrain aesthetics that raise the bar for beauty, performance, and sustainability and is available in two luxurious hues inspired by stunning natural settings. Trex Transcend Lineage is the next generation of design and performance in composite decking and is available in seven luxurious, on-trend hues inspired by some of the most picturesque locales in the United States. Our Trex Transcend decking provides elevated aesthetics paired with the highest level of performance and is available in six multi-tonal monochromatic classical earth tones and premium tropical colors. Trex Select decking offers the perfect pairing of price and minimal maintenance and is available in two nature-inspired earth tone colors and three subtly streaked on trend hues. Our Trex Enhance boards pair the beauty of authentic wood-grain appearance with the durability of composite with minimal maintenance and the affordability of wood and is available in six natural and four basic colors.

We also offer accessories to our decking products. The Trex Hideaway® Fastener Collection, offers solutions for every composite deck fastening and finishing need, featuring color-matched screws and plugs, specially engineered bits, depth setters, and clips, designed to make installation easier and more efficient while delivering a clean, cohesive aesthetic. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers, or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light, and a recessed deck light.

Railing

Our railing products are Trex Signature® X-Series™ Railing, Trex Signature® aluminum railing, Trex Transcend Railing, Trex Select® Railing, Trex Select® T-Rail, and Trex Enhance™ Railing. Our high-performance cable rail, frameless glass rail, composite, and aluminum-deck railing kits and systems are sustainably manufactured, easy to install, and durable. Trex railing systems are built with the same durability as Trex decking and will not rot, warp, peel, or splinter and resist fading and corrosion. Trex Signature X-Series, made from approximately 30 percent recycled materials, is available in Charcoal Black with stainless steel or glass infill. Trex Signature aluminum railing, made from a minimum of 40 percent recycled content, is available in three colors and designed for consumers who want a sleek, contemporary look. Trex Transcend Railing, made from approximately 40 percent recycled content, is available in four colors that complement our Trex decking products. Trex Select® Railing, made from approximately 40 percent recycled content, is offered in a white finish and is ideal for consumers who desire a simple clean finished look for their deck. Trex Select® T-Rail, made from a minimum of 40 percent recycled materials, is available in square composite balusters in Classic White for a cohesive, coordinated look, or round aluminum balusters in Charcoal Black for a more modern contrast. Trex Enhance™ composite railing is made from approximately 35 percent recycled materials and is available in four colors, and our Trex Enhance Steel line is available in Charcoal Black and expands the Trex addressable market.

Fencing

Our Trex Seclusions® composite fencing product is offered through two specialty distributors. This product consists of structural posts, bottom rails, pickets, top rails, and decorative post caps. The top and bottom rails of Trex fencing are designed to provide a “picture frame’ element and the deep rich colors have a matte surface to prevent harsh sunlight reflections.

Cladding

Our cladding products are Trex Signature® and Trex Transcend® Lineage™, and Trex Transcend®. Our high-performance, low-maintenance, eco-friendly composite cladding products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film and feature a protective polymer shell for enhanced protection against fading, staining, mold, and scratching. Trex Signature cladding offers realistic woodgrain aesthetics that raise the bar for beauty and performance and is available in hues inspired by stunning natural settings. Trex Transcend Lineage cladding is available in six luxurious on trend hues. Trex Transcend cladding is available in six multi-tonal monochromatic classical earth tones and premium tropical colors.

Trex products offer a number of significant aesthetic advantages over wood while eliminating many of wood’s major functional disadvantages, which include warping, splitting, and other damage from moisture. In addition to resisting fading and surface staining, Trex products require no sanding, staining, or sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing) facilitate installation, reduce contractor call-backs, and afford consumers a wide range of design options. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck.

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

Trex® Pergola	Pergolas made from low maintenance aluminum reinforced cellular PVC, manufactured by Home & Leisure, Inc. dba Structureworks Fabrication.
Trex® Lattice	Outdoor lattice boards manufactured and sold by Structureworks Fabrication.
Trex® Cornhole	Cornhole boards manufactured and sold by Johnson Enterprises, LLC. under a Trademark License Agreements with Trex Company, Inc.
Trex® Blade	A specialty saw blade for wood-alternative composite decking manufactured and sold by Freud America, Inc.
Trex® Spiral Stairs	A staircase alternative for use with all deck substructures manufactured and sold by SS Industries dba Paragon Stairs.
Trex® Outdoor Kitchens	Outdoor kitchen cabinetry manufactured and sold by Danver Outdoor Kitchens.

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

Wholesale Distributors/Retail Lumber Dealers. We generate most of our sales for our composite decking and railing products through our wholesale distribution network by selling Trex products to wholesale distributors, who in turn, sell our products to retail lumber outlets. These retail dealers market to both homeowners and contractors, but they emphasize sales to professional contractors, remodelers, and homebuilders. Contractor-installed decks generally are larger installations with professional craftsmanship. Our retail dealers generally provide sales personnel trained in Trex products, contractor training, inventory commitment, and point-of-sale display support. We believe that attracting wholesale distributors, who are committed to our products and marketing approach and can effectively sell higher value products to contractor-oriented lumber yards and other retail outlets, is important to our future growth. Our distributors provide value-added service in marketing our products because they sell premium wood decking products and other innovative building materials that typically require product training and personal selling efforts. We typically appoint two to three distributors within a specified area to sell only Trex decking products on an exclusive basis. The distributor purchases our products at prices in effect at the time we ship the product to the distributor.

Home Centers. We sell our products through Home Depot and Lowe’s stores. Home Depot and Lowe’s purchase products directly from us for stocking on their shelves. They also purchase product through our wholesale distributors for special orders placed by consumers. Home Depot and Lowe’s serve both the contractor market and the “do-it-yourself” market. We believe that brand exposure through Home Depot and Lowe’s promotes consumer acceptance of our products.

For the years ended December 31, 2025, 2024, and 2023, three customers represented approximately 73%, 81%, and 72%, respectively, of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales.

Manufacturing Process

Products manufactured at our facilities in Virginia and Nevada are primarily manufactured from reclaimed wood fiber and scrap polyethylene. Our primary manufacturing process for the products involves mixing wood particles with plastic, heating and then extruding, or forcing, the highly viscous and abrasive material through a profile die. We use many proprietary and skill-based advantages in our eco-friendly manufacturing process. We use Six Sigma and Lean Manufacturing methodologies throughout our Company within our plant operations and in the planning and execution of certain projects.

Our manufacturing processes require significant capital investment, expertise, and time to develop. We have continuously invested the capital necessary to expand our manufacturing throughput and improve our manufacturing processes.

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock), that will sit on approximately 300 acres of land. Construction began on the new facility in 2022. The development approach for the new campus has been modular and calibrated to demand trends for Trex Outdoor Living Products. During 2025, scrap polyethylene processing began at this facility. Decking production at this facility is expected to begin in 2027.

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

The production of most of our decking products requires a supply of reclaimed wood fiber and scrap polyethylene. We fulfill requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2025, we purchased our reclaimed wood fiber requirements under purchase orders and long-term supply commitments. All of our polyethylene purchases are under short-term supply contracts that generally have a term of approximately one year for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

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

Training

Trex University is our state-of-the-art training facility located near our Virginia manufacturing plant designed to educate and train retailers, contractors and other partners on the benefits of Trex aesthetically pleasing, high-performance, low-maintenance, eco-friendly outdoor living products. In addition, Trex Academy is an online multimedia content hub dedicated to helping the Trex Do-It-Yourself customer bring their deck dreams to life by providing how-to content.

Competition

Our primary competition for our composite decking and railing products consists of wood products, which constitute a substantial majority of decking and railing sales, as measured by linear feet of lumber. Many of the conventional lumber suppliers with which we compete have established ties to the building and construction industry and have well-accepted products. A majority of the lumber used in wood decks is pressure-treated lumber. Southern yellow pine and fir have a porosity that readily allows the chemicals used in the pressure treating process to be absorbed. The same porosity makes southern yellow pine susceptible to absorbing moisture, which causes the lumber to warp, crack, splinter and expel fasteners. In addition to pine and fir, other wood materials used for decking include redwood, cedar, and tropical hardwoods such as ipe, teak, and mahogany. While these products are often significantly more expensive than pressure-treated lumber, they do not eliminate key disadvantages associated with wood, including susceptibility to weathering, fading, biological deterioration, insect damage, splinters, and the need for ongoing maintenance such as sanding, staining, and sealing.

In addition to wood, we also compete with other manufacturers of wood-alternative products. Industry studies indicate that we have the leading market share of the wood-alternative segment of the decking and railing market. Our principal competitors include Azek (a division of James Hardie Industries PLC), Deckorators (a division of UFP Industries, Inc.), and Fiberon (a division of Fortune Brands, Inc.).

Our ability to compete depends, in part, on a number of factors outside our control, including the ability of our competitors to develop new wood-alternative decking and railing products that are competitive with our products. We believe that the principal competitive factors in the decking and railing market include product quality, price, aesthetics, maintenance cost, distribution, brand strength, and warranties. We believe we compete favorably with respect to these factors. We believe that our products offer aesthetic and cost advantages over the life of a deck when compared to other types of decking and railing materials. Although a contractor-installed deck built with Trex products using a pressure-treated wood substructure generally costs more than a deck made entirely from pressure-treated wood, Trex products are low maintenance compared to the on-going maintenance required for a pressure-treated deck and are therefore, less costly over the life of the deck. We believe that our manufacturing process and utilization of relatively low-cost raw material sources provide us with a competitive cost advantage relative to other manufacturers of wood-alternative decking and railing products. The scale of our operations also confers cost efficiencies in manufacturing, sales and marketing.

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

Human Capital

Overview As of December 31, 2025, Trex employed 1,839 full-time employees. Our people are what have fueled our growth as the world’s #1 brand of sustainably made, wood-alternative decking and deck railing for nearly three decades. As we look to the future, Trex is poised for growth and innovation and that growth is dependent upon our people’s talent and commitment. We continue to invest in our people as we execute on our strategic talent management plan which aims to support our employees in gaining the competencies needed to advance and enjoy long-lasting careers at Trex.

Pay Equity As an equal opportunity employer, Trex believes in compensating our people fairly and without discrimination — regardless of gender, race, or any protected characteristic. Our strong reputation as an industry leader is built on consistently offering competitive hourly wages, salaries, and total compensation packages.

To ensure pay parity for similar roles, we use a structured compensation-grade system that defines objective pay ranges before we evaluate any candidate. For some roles, we supplement this approach with targeted market studies to confirm our compensation remains competitive, aligned with market benchmarks, and internally equitable. We review total rewards regularly to support our efforts to attract and retain top talent.

Each period, we benchmark our pay ranges against industry standards and update our compensation structure to remain market competitive. Annually, we benchmark hourly wages in our local markets, participate in industry salary surveys, and analyze relevant results to keep our hourly pay competitive. We also undertake regular pay-equivalence analyses to detect any unintended gaps. These analyses focus primarily on our salaried staff because our hourly wages are standardized by role.

In 2025, we refined our pay-mix philosophy to provide managers with more flexibility — enabling the creation of total compensation packages tailored to meet employee needs, while remaining fair and equitable. Our commitment to fair pay and humane working conditions is also enshrined in our broader Human Rights Policy — which underscores how we conduct business and treat our people. The policy is publicly available at (www.trex.com/our-company).

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

In addition, the Trex Leadership Academy, a 12-month program, continues to develop and refine the competencies and leadership skills of high potential team members. Trex’s tuition reimbursement policy assists team members in achieving their full potential by furthering their education, affording them opportunities to grow their skills set and favorably impact the business. Safety remains a core value at Trex and in 2024 hourly manufacturing onboarding was modified to include more time for new team members to learn the process and incorporate additional safety best practices which has resulted in improved safety and retention outcomes.

While significant investments have been made in internal development, recruiting outside talent continues to infuse the Company with new and diverse perspectives. Our summer intern program continues to grow and welcomes students from both universities and vocational schools across the mid-Atlantic. This program along with campus recruitment has created a pipeline of young talent, while we also continue to attract some of the most talented senior leaders from around the country to fill key leadership positions.

Engagement and Culture We continue to invest in employee engagement and related action planning by conducting Gallup surveys. Our people managers use the results to develop specific action plans to drive engagement throughout our organization. We also evolved our approach to curation of culture, providing training through an internal trainer to hourly employees in addition to leaders. This multi-year roll out of culture training targets all Trex team members to create shared understanding and expectations. Additionally, we conducted our first Spanish language cultural training for our Spanish speaking employees.

Trex is committed to building a workforce that is reflective of the communities in which we operate. Embracing diverse perspectives and fostering a culture of inclusion and belonging are at the core of what has fueled Trex’s legacy of innovation. We continue to find new ways to increase opportunities for underrepresented team members, including partnering with local agencies to provide employment opportunities to neuro-diverse candidates.

At Trex, our people fuel our growth and innovation. We are committed to reinvesting in our team and executing our strategic talent management plan at the highest level.

Corporate Governance

Information related to the Company’s governance and related activities and programs may be found in the Company’s Definitive Proxy Statement filed on March 24, 2025 in Schedule 14A. Also, a copy of the Company’s Code of Conduct and Ethics (Code) is maintained on the Company’s web site at www.trex.com/our-company/corporate-governance/. The Company has a whistle-blowing policy included in its Code that encourages reporting by employees of activities the employee considers illegal or dishonest. Each employee is notified of the whistle-blower policy and a toll-free hotline is provided for reporting issues directly to the Board of Directors and the Company’s Senior Vice President, Chief Legal Officer and Secretary.

Environmental and Occupational Safety

Environmental

The Company has been committed to sustainability since our inception more than 30 years ago, creating eco-friendly products from reclaimed and recycled materials. Trex’s high-performance, low-maintenance composite decking is made from 95% recycled and reclaimed materials. The Company’s commitment to improving our environmental footprint includes developing and offering more sustainable products to the market as well as advancing sustainability and efficiency in our operations. From continuous improvement in our manufacturing practices that reduce the use of energy to making products using industry leading high levels of reclaimed and recycled materials, the Company is able to improve the use of resources, greenhouse gas emissions, and waste streams. The foundation for our commitment to sustainability includes, but is not limited to:

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

Trex’s manufacturing facilities on the east coast, west coast, and in the central United States reduce fuel consumption and CO2 emissions by reducing transit distance. We strive to reduce energy use and associated greenhouse gas emissions in Trex manufacturing operations by designing our facilities to run efficiently. In addition, nearly all our factory scrap is recycled back into the manufacturing line. Any product that does not meet quality specifications is reprocessed, which eliminates the need for landfill for product waste.

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

Market Recognition of Trex Brand’s Environmental Characteristics

The Company’s internal standards for environmental stewardship and product integrity are recognized year-over-year in the marketplace. Trex was named to the Barron’s “100 Most Sustainable Companies” list for 2025. Trex earned top honors in the Environment + Energy Leader Awards as top product of the year and judge's choice winner. In addition, Trex was also recognized as Sustainable Brand Leader in the decking category of Green Builder’s annual Reader’s Choice Survey for the 15th consecutive year.

Trex environmental benefits are recognized by the receipt of the Leadership in Energy and Environmental Design (LEED) certification by the United States Green Building Council. Trex decking products meet LEED requirements for builders and our commercial products have contributed to the LEED certifications of some high-profile venues. LEED is a point-based system designed to reward points to building projects that incorporate efficient, and safe eco-friendly products, leading to a building’s designation as LEED Silver, Gold or Platinum. Trex decking can add up to four points to a project in the Materials and Resources category for being composed of 95% recycled and reclaimed materials. As a U.S. Green Building Council member, Trex works along with council members to transform the way buildings and communities are designed, built and operated with the goal of creating environmentally and socially responsible spaces that improve the quality of life.

Occupational Health and Safety

The health and safety of our employees is our highest priority. We have a strong Environmental, Health and Safety (EHS) program that focuses on developing and implementing policies and effective safety training programs, as well as performing internal safety assessments to ensure a company-wide culture of safety and accountability.

Every member of the Trex community plays a vital role in maintaining a safe work environment. Our Chief Executive Officer and Board of Directors are responsible for ensuring compliance with applicable laws and the Company’s own standards and practices. At Trex, our Occupational Health and Safety Policy lays out the key principles that guide our approach and sets clear expectations for every department across the company. The Trex Occupational Health and Safety Policy, located on our website at www.trex.com/our-company, sets forth our commitment to sustaining a compliant and safety-conscious work environment, keeping safety at the forefront of our business, and is based on:

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

Each of our manufacturing sites have dedicated health and safety professionals (EHS professionals) and safety committees. All EHS professionals are required to complete continuing education courses to build internal expertise and capacity.

Our Safety Steering Committee continues to grow and add organizational alignment. The Safety Steering Committee’s charter creates a forum for managers and leaders from all functional areas to discuss health and safety. This includes reviewing incidents and corrective actions from across the organization, sharing information related to safety improvements, and providing transparency related to health and safety performance monthly.

Our Rules to Live By campaign has become the foundation of our safety focus and outlines expectations of employee compliance with safety rules related to high-risk activities such as powered industrial trucks, lockout/tagout, and control of hazardous energy, confined spaces, machine guarding, working at height, and hoisting and rigging.

In 2025, Trex improved and re-launched numerous health and safety initiatives including FASTT. FASTT is a common safety-observation and risk assessment acronym that stands for: F - Find the task, A- Analyze the hazards, S - Select controls, T- Take action, and T -Tell others/track results. Our FASTT response program is a weekly meeting of frontline leaders and support personnel focused on identifying and correcting safety non-compliance on the production floor to prevent incidents from occurring. We have also revitalized our safety observation card program to increase engagement with employees on the floor and give them a tool to create ownership of their personal health and safety as well as the health and safety of the people they work with.

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

Item 1A. Risk Factors

Our business operates in one reportable segment, Trex, and is subject to a number of risks, including the following.

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

A limited number of our customers account for a significant percentage of our sales. For the years ended December 31, 2025, 2024, and 2023, three customers of Trex represented approximately 73%, 81%, and 72%, respectively, of the Company’s total net sales. We expect that a significant portion of our sales will continue to be sold through a small number of customers, and certain customers will continue to account for a significant portion of our sales.

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

We continue to receive and settle claims and maintain a warranty reserve related to decking, railing, and accessory products sold, including decking products produced at our Nevada facility prior to 2007 that exhibits surface flaking. We have limited our financial exposure for surface flaking by settling a nationwide class action lawsuit that provides that a consumer’s remedy is limited to the replacement of product and a partial labor reimbursement.

The establishment of reserves is an inherently uncertain process involving estimates of the number of future claims and the average cost of claims, our ultimate losses may differ from our warranty reserve. Increases to the warranty reserve and payments for related claims could have a material adverse effect on our future profitability and cash flows.

Risk	Discussion

Description

Our business is subject to risks in obtaining the raw materials we use. In addition, to the extent we source raw materials internationally, changes in trade policies, including the imposition of tariffs, have and could continue to negatively impact our business, financial condition, and results of operations.

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

We procure certain of the raw materials we use in the manufacturing of our products from suppliers located outside of the United States. The imposition of tariffs and other potential changes in U.S. trade policy have increased the cost and/or limited the availability of raw materials, which has adversely impacted our business, financial condition and results of operations and could hurt our competitive position.

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

Impact

There is concern that a gradual increase in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere could cause significant changes in weather patterns and an increase in the frequency, duration, and severity of natural disasters.

In addition, the concern over climate change may result in additional laws or regulations designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Compliance with newly enacted laws and regulations could impose operational and compliance burdens which may negatively impact our financial condition and results of operations.

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

Risk	Discussion
Description Technical and regulatory limitations may impact our ability to effectively and timely adopt Artificial Intelligence (AI) and machine learning solutions. Impact

We have made and may continue to make advancements in adopting AI and machine learning throughout our business. We anticipate that the continued implementation of this technology will improve efficiency and create cost savings across the organization.

While we are currently using AI and machine learning in various areas of our business, technical and regulatory limitations may impact our ability to utilize AI and machine learning across other areas of our business. Failure to adopt AI and machine learning in other areas could cause advancements in our business and production process to fall behind our competitors, impacting our ability to compete effectively.

Our ability to continue to adopt AI and machine learning depends, in part, on the resources available to develop, deploy, and monitor these systems. Accordingly, our organization has adopted guiding principles, as well as a governance policy for AI and machine learning. Our guiding principles focus on the risks and consideration associated with AI and machine learning and help support the Company's responsible use of these technologies. Our AI governance policy provides a structured approach to identifying, assessing, and prioritizing use cases anticipated to yield optimal business value while simultaneously minimizing business risks.

Our Information Technology department, in partnership with our Legal department, and other business leaders, are responsible for monitoring the use of AI and machine learning within the organization, along with the regulatory environment in which AI and machine learning operate.

While the Company has adopted the use of AI and machine learning in various areas of the organization and intends to adopt AI and machine learning in other areas, adoption does not guarantee efficiencies, optimizations, or innovations are made throughout the organization.

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

The Company has not had any cybersecurity risks that have materially affected, or are reasonably likely to affect, the Company, including its business strategy, results of operations, or financial condition. Cybersecurity risks are disclosed in Part I Item 1A. Risk Factors, incorporated herein by reference.

Cybersecurity Governance

Our cybersecurity programs, including the cross-functional management committees responsible for identifying, assessing, and mitigating cybersecurity risks and incidents, are overseen by our Vice President and Chief Information Officer. Day-to-day administration of the cybersecurity programs are led by our Director of Information Security, a direct report to the Vice President and Chief Information Officer. Our Vice President and Chief Information Officer has 28 years of technology leadership experience and a Doctor of Business Administration. Our Director of Information Security has 28 years of experience in infrastructure and security operations and a degree in Information Technology Management. Our Vice President and Chief Information Officer escalates emerging cybersecurity risks and threats, provides updates on the status of projects to strengthen the Company’s information security systems, and provides updates on any cybersecurity incidents to members of our senior leadership team, including our Senior Vice

President, Chief Financial Officer, Senior Vice President, Chief Legal Officer and Secretary, and Senior Vice President, Chief Human Resources Officer. These leaders facilitate notification to the Audit Committee of the Board of Directors.

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

Item 2. Properties

We own and lease certain properties, as noted in the below table:

Description	Square Footage/ Acres	Leased / Owned	Lease Expiration Dates	Location

Corporate Headquarters Office	62,210 SF	Owned	N/A	Virginia

Corporate Headquarters Land	8 Acres	Owned	N/A	Virginia

Trex Warehouse, Research and Development, Storage, Training and Manufacturing Facilities	2,270,205 SF	Leased	2026 – 2037	Virginia / West Virginia / Nevada/ Arkansas

Trex Manufacturing Facilities, Storage and Office Space	1,530,236 SF / 475 Acres	Owned	N/A	Virginia / Nevada / Arkansas

We regularly evaluate our various facilities and equipment and make capital investments where necessary. In 2025, we spent a total of $233.6 million on capital expenditures and intangibles, including $167.8 million related to construction of our Arkansas facility, $21.2 million in safety, environmental, and general support, $10.0 million investment in our Enterprise Resource Planning (ERP) tool and other platforms, and $22.0 million in all other including cost reduction initiatives and capacity expansion at our existing facilities.

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

Issuer Purchases of Equity Securities

The following table provides information relating to the purchases of our common stock during the three months ended December 31, 2025 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
October 1, 2025 – October 31, 2025	32	$51.94	—	8,954,464
November 1, 2025 – November 30, 2025	1,526,927	$32.75	1,526,927	7,427,537
December 1, 2025 – December 31, 2025	—	$—	—	7,427,537
Quarter ended December 31, 2025	1,526,959		1,526,927

(1)
During the three months ended December 31, 2025, 32 shares of common stock were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to the tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of the Company's outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date and 1,526,927 shares were repurchased under the program during the three months ended December 31, 2025.

Stockholder Return Performance Graph

The following graph and table show the cumulative total stockholder return on the Company’s common stock for the last five fiscal years compared to the Russell 2000 Index and the Standard and Poor’s 600 Building Products Index (S&P 600 Building Products). The graph assumes $100 was invested on December 31, 2020, in (1) the Company’s common stock, (2) the Russell 2000 Index and (3) the S&P 600 Building Products and assumes reinvestment of dividends and market capitalization weighting as of December 31, 2021, 2022, 2023, 2024 and 2025.

Comparison of Cumulative Total Return

Among Trex Company, Inc., Russell 2000 Index, and S&P 600 Building Products Index

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Trex Company, Inc.	$100.00	$161.28	$50.56	$98.89	$82.45	$41.90
Russell 2000 Index	$100.00	$114.99	$91.48	$106.97	$119.32	$134.60
S&P 600 Building Products	$100.00	$124.20	$102.90	$154.28	$172.94	$187.60

Other Stockholder Matters

As of February 5, 2026, there were approximately 125 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

In 2025, we submitted to the NYSE in a timely manner the annual certification that our Chief Executive Officer was not aware of any violation by us of the NYSE corporate governance listing standards.

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

OVERVIEW

The following MD&A is intended to help the reader understand the operations and current business environment of the Company. The MD&A is provided as a supplement to — and should be read in conjunction with — our Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. MD&A includes the following sections:

•
Our Business — a general description of our business, a brief overview of our products, and highlights for the twelve months ended December 31, 2025.
•
Critical Accounting Estimates — a discussion of accounting policies that require critical judgments and estimates.
•
Results of Operations — an analysis of our consolidated results of operations for 2025 and 2024 and year-to-year comparisons. An analysis of our consolidated results of operations for 2024 and 2023 and year-to-year comparisons between 2024 and 2023 can be found in MD&A in Part II, Item 7 of the Company’s Form 10-K for the year ended December 31, 2024.
•
Liquidity and Capital Resources — an analysis of cash flows, contractual obligations, and a discussion of our capital and other cash requirements.
•
New Accounting Standards — a general description of new accounting standards applicable to our business and a discussion of their expected impact.

OUR BUSINESS

General. The Company is the world’s largest manufacturer of high-performance, low-maintenance wood-alternative decking and railing and outdoor living products and accessories, marketed under the brand name Trex®, with more than 30 years of product experience. A majority of our products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. The Company is focused on using renewable resources.

Outdoor living remains one of the fastest growing categories within the repair and remodel sector, and the strength of the Trex brand coupled with our expanded manufacturing capacity, our key competitive advantages, help us to effectively unlock potential market share and drive long term growth. We continue to benefit from increasing consumer interest in our environmentally friendly, low maintenance product portfolio that transforms and enhances the outdoor living experience.

We continue to focus on cost reduction projects and identifying continuous improvement opportunities to enhance our margins. Specifically, our efforts are primarily centered on increased automation, modernization, enhanced energy efficiency and improvements to raw material processing. At the same time, we intend to expand our marketing campaigns, continue highlighting the advantages of Trex decking over wood, as well as focusing on innovation and new product development to further strengthen our consumer brand and distribution advantages. These initiatives should help drive continued topline and profit growth and accelerated market share conversion.

Trex is the world’s largest manufacturer of wood-alternative composite decking and railing products manufactured in the United States. We offer a comprehensive set of aesthetically pleasing, high-performance, low maintenance, eco-friendly products in the decking, railing, fencing, cladding and outdoor lighting categories. We believe that the range and variety of our products allow consumers to design much of their outdoor living space using Trex brand products.

We offer the following composite decking and railing products:

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
•
Trex Grows Distribution Footprint with Weekes Forest Products. This expanded relationship will increase channel support and product accessibility. Weekes' distribution centers in St. Paul and Moorhead, MN will service territories in Minnesota, Wisconsin, Iowa, and North Dakota.
•
Trex Expands Distribution Collaboration with Specialty Building Products (SBP). Longtime Trex-exclusive decking distributor SBP will now provide statewide distribution coverage in Michigan.
•
Trex Name "The Coolest Thing Made in Virginia" by Virginia Manufacturing Association. Trex earned top honors in the 2025 Virginia Manufacturing Cup, earning the title of "The Coolest Thing Made in Virginia" in the Rubber and Plastics Category.

Financial Performance Highlights for the Twelve Months Ended December 31, 2025:

	Year Ended December 31,
	2025	2024	$ Change	% Change
(000s omitted, except per share data)
Net sales	$1,174,267	$1,151,449	$22,818	2.0%
Gross profit	$459,964	$501,898	$(41,934)	(8.4)%
Net income	$190,415	$238,446	$(48,031)	(20.1)%
EBITDA*	$320,918	$376,573	$(55,655)	(14.8)%
Diluted earnings per share	$1.78	$2.20	$(0.42)	(19.1)%

*A reconciliation of Net Income to EBITDA is presented on page 31 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures and intangibles. In 2025, we spent a total of $233.6 million on capital expenditures, including $167.8 million related to construction of our Arkansas facility, $21.2 million in safety, environmental, and general support, $10.0 million investment in our ERP tool and other platforms, and $22.0 million in all other including cost reduction initiatives and capacity expansion at our existing facilities.

Repurchase of common shares. We repurchased 1,526,927 shares of our outstanding common stock in 2025 under our stock repurchase programs.

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

We maintain a warranty reserve for the settlement of our product warranty claims. We accrue for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claims projections. To estimate our future product warranty reserves, the Company utilizes actuarial techniques to determine a reasonable possible range of amounts to be paid related to defects covered by our product warranty. The actuarial techniques consider claims received, claims closed, and the corresponding amounts paid. Estimates for these elements are quantified using a range of assumptions derived from claim history and consideration of additional factors influencing claim counts or costs incurred to settle claims in order determine the best estimate of future claims for which to record a related liability. We review and adjust these estimates, if necessary, based on the differences between actual experience and historical estimates.

The Company uses the best and most complete underlying information available and a rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations. During the fourth quarter of 2025, the Company utilized an actuary for the first time to review data on its product warranty. This resulted in a change to the methodology in which the Company estimated its product warranty liability. The reserve increased during the period, largely due to the refined methodology, which decreased the Company’s income before income taxes by $6.0 million, decreased net income by $4.4 million, and reduced diluted earnings per share by $0.04.

For additional information about product warranties, see Notes 3 and 19 to the Consolidated Financial Statements appearing elsewhere in this report.

Revenue Recognition. Trex principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly outdoor living products, consisting of composite decking and railing products, hidden fasteners, and a broad offering of outdoor living accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Consolidated Financial Statements presented in this Form 10-K.

Trex may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. Should estimates change or prove to have been incorrect, it could negatively affect our results of operations and financial condition. In addition to sales incentive programs, Trex may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

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

Net Sales. Net sales consist of sales, net of discounts. The level of net sales is principally affected by sales volume and the prices paid for Trex products. The operating results for Trex have historically varied from quarter to quarter, often due to seasonal trends in the demand for outdoor living products. Seasonal, erratic, or prolonged adverse weather conditions in certain geographic regions reduce the level of home improvement and construction activity and can shift demand for its products to a later period. As part of its normal business practice and consistent with industry practices, Trex has historically offered incentive programs to its distributors and dealers to build inventory levels before the start of the prime deck-building season to ensure adequate availability of its product to meet anticipated seasonal consumer demand and to enable production planning. These incentives include prompt payment discounts and favorable payment terms. In addition, we offer price discounts or volume rebates on specified products and other incentives based on increases in purchases as part of specific promotional programs. The timing of sales incentive programs can impact sales, receivables and inventory levels during the offering period.

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

Tariffs account for less than 5% of our cost of sales. The majority of the tariffs are related to purchases of aluminum and steel used in our railing and fastening products. We have and will further mitigate some of the impact on our cost of sales through supplier negotiations and pricing actions.

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

Below we have included a discussion of our operating results and material changes in our operating results for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Year Ended December 31, 2025 Compared To Year Ended December 31, 2024

Net Sales

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Total net sales	$1,174,267	$1,151,449	$22,818	2.0%

Total net sales in 2025 increased $22.8 million, or 2.0%, compared to total net sales in 2024. The increase was substantially all driven by price, as the result of a mid-single digit price increase on many of our decking products in 2025. Additionally, 2024 had the benefit of customers purchasing ahead of the price increase announced for January 1, 2025.

Gross Profit

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Cost of sales	$714,303	$649,551	$64,752	10.0%
% of total net sales	60.8%	56.4%
Gross profit	$459,964	$501,898	$(41,934)	(8.4)%
Gross margin	39.2%	43.6%

Gross profit as a percentage of net sales, gross margin, was 39.2% in 2025 compared to 43.6% in 2024. The decrease was primarily the result of higher raw material costs on aluminum and steel, tariffs, changes to production process driven by refinements made to our Enhance® decking product line, and inefficiencies associated with start-up costs at our Arkansas facility, partially offset by higher pricing.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$202,003	$179,995	$22,008	12.2%
% of total net sales	17.2%	15.6%

Selling, general and administrative expenses increased $22.0 million to $202.0 million, or 17.2% of net sales in 2025. The increase primarily related to increases of $9.6 million in personnel expenses primarily for increased self-insured medical costs and incentive programs, $7.5 million in branding, $3.5 million in digital transformation, and $2.5 million in Arkansas start-up costs, partially offset by lower miscellaneous expenses year over year.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$67,546	$83,468	$(15,922)	(19.1)%
Effective tax rate	26.2%	25.9%

The effective tax rate for 2025 was 26.2% compared to 25.9% for 2024. The increase in the effective rate was primarily due to excess tax expense from stock-based awards in 2025 and excess tax benefit from stock-based awards in 2024, as well as reduction in the allowable deduction for foreign derived intangible income.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

Year Ended December 31, 2025
Net income	$190,415
Interest expense, net	—
Income tax expense	67,546
Depreciation and amortization	62,957
EBITDA	$320,918

Year Ended December 31, 2024
Net income	$238,446
Interest income, net	(11)
Income tax expense	83,468
Depreciation and amortization	54,670
EBITDA	$376,573

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
EBITDA	$320,918	$376,573	$(55,655)	(14.8)%

Total EBITDA decreased 14.8% to $320.9 million for 2025 compared to $376.6 million for 2024. The decrease was driven by lower gross profit and higher selling, general, and administrative expenses.

Year Ended December 31, 2024 Compared To Year Ended December 31, 2023

The Company hereby incorporates by reference the financial results from fiscal year 2023 and the comparison of financial results from fiscal year 2024 to fiscal year 2023 as set forth in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the U.S. Securities and Exchange Commission on February 24, 2025.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flow from operations, borrowings, operating leases, and normal trade credit terms from operating activities.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2025, 2024, and 2023 (in thousands):

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

	Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$358,113	$143,929	$389,420
Net cash used in investing activities	(233,217)	(236,535)	(166,089)
Net cash (used in) provided by financing activities	(122,381)	91,939	(233,697)
Net increase (decrease) in cash and cash equivalents	$2,515	$(667)	$(10,366)

Operating Activities

Cash provided by operating activities in 2025 was $358.1 million compared to cash provided by operating activities of $143.9 million in 2024. The $214.2 million increase in cash provided by operating activities was primarily a result of a decrease in inventories and decreases in accounts receivable. The decrease in inventories is the result of decreased production in 2025 compared to 2024, while the decrease in accounts receivable was related to the non-recurrence of distributors buying ahead of the January 2025 price increase.

Investing Activities

In 2025, cash used in investing activities for capital expenditures and intangibles was $233.6 million, including $167.8 million related to construction of our Arkansas facility, $21.2 million in safety, environmental, and general support, $10.0 million for our ERP tool and other platforms, and $22.0 million in all other including cost reduction initiatives and capacity expansion at our existing facilities.

Financing Activities

Net cash used in financing activities in 2025 consisted primarily of borrowings under our revolving credit facility used to fund our capital expenditures and to a lesser extent share repurchases.

Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing stock repurchase program. The 2023 Stock Repurchase Program has no set expiration date and during 2025 the Company repurchased 1,526,927 shares of its common stock under the 2023 Stock Repurchase Program.

Inventory in Distribution Channels. We sell our Trex decking and railing products through a tiered distribution system. We have over 50 distributors worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

Base Rate Loans (as defined in the Credit Agreement) under the Revolving A Loan and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America (BOA) as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due at the end of the Term.

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

At December 31, 2025, we had $133.5 million in outstanding borrowings under the revolving credit facility. The total availability under the revolving credit facility was $413.4 million as of December 31, 2025, which reflects a reduction for outstanding letters of credit totaling $3.1 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Company was in compliance with all covenants at December 31, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of December 31, 2025, the gross asset and liability associated with the IRBs was $450 million.

Contractual Obligations. Our contractual obligations consist primarily of purchase commitments and operating leases.

Purchase obligations represent supply contracts with raw material vendors and service contracts for hauling raw materials. Open purchase orders written in the normal course of business for goods or services that are provided on demand have been excluded as the timing of which is not certain. As of December 31, 2025, we have purchase obligations under material supply contracts of $25.9 million for the year ending December 31, 2026, $24.6 million in 2027, and $9.7 million in 2028. Our purchase obligations do not currently extend beyond 2028. Please refer to Note 19 to the Consolidated Financial Statements in this filing for additional information on our purchase commitments.

Operating leases represent office space, storage warehouses, manufacturing facilities and certain office and plant equipment under various operating leases, and include operating leases accounted for under Financial Accounting Standards Board Accounting Standards Codification Topic 842 and short-term leases. As of December 31, 2025, we have operating lease liabilities of $12.4 million for the year ending December 31, 2026, $32.2 million for the years 2027 through 2030 and $19.8 million thereafter. Please refer to Note 10 to the Consolidated Financial Statements in this filing for additional information on our operating leases.

The Company believes that its cash on hand and cash generated through operating activities, both over the next 12 months and beyond the next 12 months, should be sufficient to cover purchase obligations and operating leases.

Off-Balance Sheet Arrangements. We do not have off-balance sheet financing arrangements.

Capital and Other Cash Requirements. Our capital expenditure guidance for 2026 is $100 million to $120 million. Our capital allocation priorities for 2026 include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards Recently Adopted.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal year beginning after December 15, 2024. Early adoption was permitted. The Company adopted the standard in the quarterly period ended December 31, 2025. The Company applied the standard retrospectively and accordingly prior periods were adjusted. Adoption of this guidance did not impact consolidated results of operations and financial position.

New Accounting Standards Not Yet Adopted.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." This guidance clarifies and modernizes when an entity is required to begin capitalizing software costs. Specifically, it requires capitalization when both of the following are met (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of this update is permitted. The amendments to this update may be applied prospectively, retrospectively, or on a modified transition approach. The Company is evaluating this guidance and the impact it may have on its Consolidated Financial Statements upon adoption.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks from changing interest rates associated with our borrowings. To meet our seasonal working capital needs, we borrow periodically on our variable rate revolving line of credit. At December 31, 2025, we had $133.5 million in debt outstanding under our revolving line of credit. While variable rate debt obligations expose us to the risk of rising interest rates, an increase of 1% in interest rates would not have a material adverse effect on our overall financial position, results of operations or liquidity.

In certain instances, we may use interest rate swap agreements to modify fixed rate obligations to variable rate obligations, thereby adjusting the interest rates to current market rates and ensuring that the debt instruments are always reflected at fair value. We had no interest rate swap agreements outstanding as of December 31, 2025.

Item 8. Financial Statements and Supplementary Data

The financial statements listed in Item 15 of this Form 10-K are incorporated by reference in this Item 8 and are filed as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

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

We assessed the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective, based on the COSO Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows hereafter.

TREX COMPANY, INC.

February 25, 2026	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Principal Executive Officer)

February 25, 2026	By:	/S/ PRITHVI S. GANDHI
Prithvi S. Gandhi Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

To the Stockholders and the Board of Directors of Trex Company Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Trex Company, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trex Company Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 25, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

February 25, 2026

Item 9B. Other Information

Insider Trading Arrangements. During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Retention Agreement. On February 24, 2026, the Company entered into a Retention Agreement with Prithvi S. Gandhi, the Company’s Senior Vice President, Chief Financial Officer, pursuant to which the Company will award restricted stock units (RSUs) to Mr. Gandhi, with the RSUs vesting only if Mr. Gandhi is actively employed by the Company on February 24, 2029 (the Retention Date). The aggregate value of the RSUs is $750,000. The number of RSUs shall be based upon the closing market price of the stock on February 24, 2026.

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

The Board of Directors has implemented this Retention Agreement reflecting their confidence in Mr. Gandhi’s ability to continue to provide outstanding results and encourage him to continue to focus on the current and future growth of the Company.

The foregoing description of the Retention Agreement is qualified in its entirety by reference to the full text of the Retention Agreement, which is filed as Exhibit 10.10 hereto.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information responsive to this Item 10 is incorporated herein by reference to the sections titled “Information About Nominating and Continuing Directors,” “Named Executive Officers,” and “Corporate Governance” that will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which we will file with the U.S. Securities and Exchange Commission (SEC) on or before 120 days after our 2025 fiscal year-end.

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

Item 11. Executive Compensation

Information responsive to this Item 11 is incorporated herein by reference to the sections titled “Non-Employee Director Compensation,” “2025 Non-Employee Director Compensation,” “2025 Non-Employee Director Equity Awards,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee of the Board of Directors of Trex Company, Inc.,” “Summary Compensation Table,” “All Other Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “2025 Option / SAR Exercises and Stock Vested,” “Retention, Severance and Change in Control Agreements,” “Severance and Change in Control Compensation as of December 31, 2025,” “The Company’s Compensation Policies and Practices as They Relate to Risk,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” that will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2025 fiscal year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this Item 12 is incorporated herein by reference to the sections titled “Security Ownership” and “Equity Compensation Plan Information” that will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2025 fiscal year-end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information responsive to this Item 13 is incorporated herein by reference to the sections titled “Corporate Governance – Board Leadership Structure – Director Independence” and “Transactions with Related Persons” that will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2025 fiscal year-end.

Item 14. Principal Accounting Fees and Services

Information responsive to this Item 14 is incorporated herein by reference to the section titled “Independent Registered Public Accounting Firm” that will be included in our definitive proxy statement for our 2026 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2025 fiscal year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following Consolidated Financial Statements of the Company are incorporated by reference in Part II, Item 8 of this Form 10-K:

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts and Reserves	F-30

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable or not material and, therefore, have been omitted.

(a)(3) See Exhibit Index at the end of the Annual Report on Form 10-K for the information required by this Item.

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024.	10-K	3.3	February 26, 2024	001-14649

4.1	Specimen certificate representing the Company’s common stock.	S-1/A	4.1	March 24, 1999	333-63287

4.2	First Amendment to Credit Agreement dated as of December 22, 2022 to the Credit Agreement dated May 18, 2022 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. as lender and Syndication Agent; Regions Bank, PNC Bank, National Association, and Wells Fargo Bank, National Association (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	December 23, 2022	001-14649

4.3	Credit Agreement dated as of May 18, 2022 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as lender and Syndication Agent, Regions Bank, PNC Bank, National Association, and TD Bank, N.A., arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	May 20, 2022	001-14649

4.4	Note dated May 18, 2022 payable by the Company to Bank of America, N.A. in the amount of the lesser of $180,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	May 20, 2022	001-14649

4.5	Note dated May 18, 2022 payable by the Company to Wells Fargo Bank, National Association in the amount of the lesser of $120,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	May 20, 2022	001-14649

4.6	Note dated May 18, 2022 payable by the Company to Regions Bank in the amount of the lesser of $40,000,000 or the outstanding revolver advances made by Regions Bank.	8-K	4.4	May 20, 2022	001-14649

4.7	Note dated May 18, 2022 payable by the Company to PNC Bank, National Association in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by PNC Bank, National Association.	8-K	4.5	May 20, 2022	001-14649

4.8	Note dated May 18, 2022 payable by the Company to TD Bank, N.A. in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by TD Bank, N.A.	8-K	4.6	May 20, 2022	001-14649

4.9	Security and Pledge Agreement dated as of May 18, 2022 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.7	May 20, 2022	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
4.10	Fourth Amended and Restated Credit Agreement dated as of November 5, 2019 between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, SunTrust Bank, and Branch Banking and Trust Company arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	November 6, 2019	001-14649

4.11	First Amendment to the Credit Agreement by and among Trex Company, Inc. as borrower; Trex Commercial Products, Inc. as guarantor; Bank of America, N.A. as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent; Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner dated May 26, 2020.	8-K	4.1	May 28, 2020	001-14649

4.12	Fourth Amended and Restated Credit Agreement between the Company, as borrower; Trex Commercial Products, Inc., as guarantor, Bank of America, N.A., as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; and certain other lenders including Wells Fargo Bank, N.A., who is also Syndication Agent, Truist Bank; and Regions Bank, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner, dated May 26, 2020.	8-K	4.2	May 28, 2020	001-14649

4.13	Note dated November 5, 2019 payable by the Company to Bank of America, N.A. in the amount of the lesser of $125,000,000 or the outstanding revolver advances made by Bank of America, N.A.	8-K	4.2	November 6, 2019	001-14649

4.14	Note dated November 5, 2019 payable by the Company to Wells Fargo Bank, N.A. in the amount of the lesser of $70,000,000 or the outstanding revolver advances made by Wells Fargo Bank, N.A.	8-K	4.3	November 6, 2019	001-14649

4.15	Note dated November 5, 2019 payable by the Company to SunTrust Bank in the amount of the lesser of $30,000,000 or the outstanding revolver advances made by SunTrust Bank.	8-K	4.4	November 6, 2019	001-14649

4.16	Note dated November 5, 2019 payable by the Company to Branch Banking and Trust Company in the amount of the lesser of $25,000,000 or the outstanding revolver advances made by Branch Banking and Trust Company.	8-K	4.5	November 6, 2019	001-14649

4.17	Note dated May 26, 2020 payable by the Company to Regions Bank.	8-K	4.6	May 28, 2020	001-14649

4.18	Fourth Amended and Restated Security and Pledge Agreement dated as of November 5, 2019 between the Company, as debtor, Trex Commercial Products, Inc., as additional obligor; and Bank of America, N.A. as Administrative Agent (including Notices of Grant of Security Interest in Copyrights and Trademarks).	8-K	4.6	November 6, 2019	001-14649

4.19	Description of Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	4.19	February 22, 2021	001-14649

4.20	Second Amendment to Credit Agreement dated as of October 10, 2024 by and among the Company, as borrower; the guarantors party thereto; Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; TD Bank, N.A. Syndication Agent, arranged by BofA Securities, Inc. as Sole Lead Arranger and Sole Bookrunner.	8-K	4.1	October 11, 2024	001-14649

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.
10.1**	Trex Company, Inc. 2023 Stock Incentive Plan.	10-Q	10.1	May 8, 2023	001-14649

10.2**	Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors as amended on July 26, 2023.	10-Q	10.2	July 31, 2023	001-14649

10.3**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Stock Appreciation Rights Agreement.	10-Q	10.3	October 28, 2024	001-14649

10.4**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Time-Based Restricted Stock Unit Agreement.	10-Q	10.4	October 28, 2024	001-14649

10.5**	Form of Trex Company, Inc. 2023 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement.	10-Q	10.5	October 28, 2024	001-14649

10.6**	Form of Trex Company, Inc. Amended and Restated 1999 Incentive Plan for Outside Directors Restricted Stock Unit Agreement.	10-Q	10.6	July 31, 2023	001-14649

10.7**	Amended and Restated Severance Agreement dated July 31, 2025 by and between Trex Company, Inc. and Bryan H. Fairbanks.	10-Q	10.1	August 4, 2025	001-14649

10.8**	Form of Severance Agreement between Trex Company, Inc. and Officers other than the Chief Executive Officer.	10-Q	10.2	August 4, 2025	001-14649

10.9**	Form of Retention Agreement between Trex Company, Inc. and Amy M. Fernandez dated October 30, 2025.	10-Q	10.2	November 4, 2025	001-14649

10.10*/**	Form of Retention Agreement between Trex Company, Inc. and Prithvi S. Gandhi dated February 24, 2026.

10.11	AIA document A141 – 2014 Agreement dated July 7, 2022 by and between Trex Company, Inc. and Gray Construction, Inc.	8-K	10.1	July 12, 2022	001-14649

10.12	Form of Indemnity Agreement for Directors.	10-K	10.19	March 12, 2009	001-14649

10.13	Form of Indemnity Agreement for Officers.	10-K	10.20	March 12, 2009	001-14649

10.14	Form of Indemnity Agreement for Director/Officers.	10-K	10.21	March 12, 2009	001.14649

10.15	Form of Distributor Agreement of Trex Company, Inc.	10-K	10.23	March 12, 2009	001-14649

10.16	Form of Trex Company, Inc. Fencing Agreement for Installers/Retailers.	10-Q	10.4	November 9, 2006	001-14649

10.17	Asset Purchase Agreement dated as of December 30, 2022 by and between Trex Commercial Products, Inc., Trex Company, Inc. and Sightline Commercial Solutions, LLC.	8-K	10.1	December 30, 2022	001-14649

18.1*	Preferability Letter of Ernst & Young LLP, Independent Registered Public Accounting Firm.

19.1	Insider Trading Policy	10-K	19.1	February 26, 2024	001-14649

23*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

97.1	Recovery of Compensation for Accounting Restatements Policy	10-K	97.1	February 24, 2025	001-14649

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trex Company, Inc.

Date: February 25, 2026	By:	/S/ BRYAN H. FAIRBANKS
Bryan H. Fairbanks President and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of February 25, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/S/ Bryan H. Fairbanks Bryan H. Fairbanks	President and Chief Executive Officer (Principal Executive Officer); Director

/S/ Prithvi S. Gandhi Prithvi S. Gandhi	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ James E. Cline James E. Cline	Chairman

/S/ Ronald W. Kaplan Ronald W. Kaplan	Vice Chairman

/S/ Jay M. Gratz Jay M. Gratz	Director

/S/ Kristine L. Juster Kristine L. Juster	Director

/S/ D. Christian Keffer D. Christian Keffer	Director

/S/ Gena C. Lovett Gena C. Lovett	Director

/S/ Patricia B. Robinson Patricia B. Robinson	Director

/S/ B. Andrew Rose B. Andrew Rose	Director

/S/ Irene Tasi Irene Tasi	Director

Signature	Title

/S/ Gerald Volas Gerald Volas	Director

TREX COMPANY, INC.

The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this Report as required to be included in Item 15(a)(2):

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	F-30

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Trex Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trex Company, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for inventories from the last-in, first-out method to the first-in, first-out method, effective October 1, 2025, with retrospective application to all periods presented. Our opinion is not modified with respect to this matter.

Basis for Opinion

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

Product Warranty Liability
Description of the Matter

At December 31, 2025, the Company’s product warranty liability was $29.7 million. As discussed in Note 19 of the consolidated financial statements, the Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claim projections. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.

Auditing aspects of the product warranty liability was complex and highly judgmental due to the significant estimation of numerous variables required in determining the liability. In particular, the estimate was sensitive to significant assumptions such as the estimated number of future claim counts and costs incurred to settle claims. These assumptions have a significant effect on the product warranty liability.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s process to estimate the general product warranty liability, including controls over management’s review of the significant assumptions described above. We also tested management’s controls over the completeness and accuracy of the data used in the model.

To audit the product warranty liability recorded by management, we performed procedures that included, among others, evaluating the methodology applied and the significant assumptions used in the Company’s calculation. We tested the completeness and accuracy of the claims data used by management. We performed analyses to determine the sensitivity of changes in the significant assumptions described above. We also involved an internal actuarial specialist to assist in our evaluation of the methodology applied and significant assumptions utilized by management to calculate the product warranty liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Baltimore, Maryland

February 25, 2026

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except share and per share data)
Net sales	$1,174,267	$1,151,449	$1,094,837
Cost of sales	714,303	649,551	644,042
Gross profit	459,964	501,898	450,795
Selling, general and administrative expenses	202,003	179,995	176,203
Income from operations	257,961	321,903	274,592
Interest (income) expense, net	-	(11)	5
Income before income taxes	257,961	321,914	274,587
Provision for income taxes	67,546	83,468	70,468
Net income	$190,415	$238,446	$204,119
Basic earnings per common share	$1.78	$2.20	$1.88
Basic weighted average common shares outstanding	107,010,658	108,191,635	108,680,459
Diluted earnings per common share	$1.78	$2.20	$1.88
Diluted weighted average common shares outstanding	107,095,977	108,322,576	108,809,403
Comprehensive income	$190,415	$238,446	$204,119

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$3,807	$1,292
Accounts receivable, net	48,091	88,356
Inventories	238,665	256,951
Prepaid expenses and other assets	19,843	21,978
Total current assets	310,406	368,577
Property, plant and equipment, net	1,049,733	922,868
Operating lease assets	52,632	52,195
Goodwill and other intangible assets, net	31,529	22,048
Other assets	9,141	8,279
Total Assets	$1,453,441	$1,373,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,759	$61,272
Accrued expenses and other liabilities	77,030	72,879
Accrued warranty	5,416	5,726
Line of credit	133,500	202,600
Total current liabilities	250,705	342,477
Deferred income taxes	85,833	68,719
Operating lease liabilities	41,755	41,979
Non-current accrued warranty	24,324	17,109
Other long-term liabilities	16,560	16,559
Total Liabilities	419,177	486,843
Commitments and contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,208,139 and 141,098,251 shares issued and 105,737,266 and 107,154,305 shares outstanding at December 31, 2025 and December 31, 2024, respectively	1,412	1,411
Additional paid-in capital	155,316	148,153
Retained earnings	1,789,847	1,599,432
Treasury stock, at cost, 35,470,873 and 33,943,946 shares at December 31, 2025 and December 31, 2024, respectively	(912,311)	(861,872)
Total Stockholders’ Equity	1,034,264	887,124
Total Liabilities and Stockholders’ Equity	$1,453,441	$1,373,967

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2022	108,743,423	$1,408	$131,539	$1,156,867	32,098,410	$(745,272)	$544,542
Net income	—	—	—	204,119	—	—	204,119
Employee stock plans	27,620	—	1,223	—	—	—	1,223
Shares withheld for taxes on awards	(48,736)	2	(2,769)	—	—	—	(2,767)
Stock-based compensation	154,126	—	10,164	—	—	—	10,164
Repurchases of common stock	(264,896)	—	—	—	264,896	(15,682)	(15,682)
Balance, December 31, 2023	108,611,537	$1,410	$140,157	$1,360,986	32,363,306	$(760,954)	$741,599
Net income	—	—	—	238,446	—	—	238,446
Employee stock plans	20,604	—	1,281	—	—	—	1,281
Shares withheld for taxes on awards	(65,081)	1	(5,920)	—	—	—	(5,919)
Stock-based compensation	167,885	—	12,635	—	—	—	12,635
Repurchases of common stock	(1,580,640)	—	—	—	1,580,640	(100,918)	(100,918)
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,599,432	33,943,946	$(861,872)	$887,124
Net income	—	—	—	190,415	—	—	190,415
Employee stock plans	28,884	—	1,185	—	—	—	1,185
Shares withheld for taxes on awards	(50,405)	1	(3,137)	—	—	—	(3,136)
Stock-based compensation	131,409	—	9,115	—	—	—	9,115
Repurchases of common stock	(1,526,927)	—	—	—	1,526,927	(50,439)	(50,439)
Balance, December 31, 2025	105,737,266	$1,412	$155,316	$1,789,847	35,470,873	$(912,311)	$1,034,264

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Operating Activities
Net income	$190,415	$238,446	$204,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,957	54,670	50,189
Deferred income taxes	17,114	(12,231)	3,868
Stock-based compensation	9,115	12,635	10,164
Loss (gain) on disposal of property, plant and equipment	522	2,644	3,140
Other non-cash adjustments	(53)	187	(48)
Changes in operating assets and liabilities:
Accounts receivable	40,265	(47,220)	56,921
Inventories	18,286	(116,423)	35,878
Prepaid expenses and other assets	3,468	(10,650)	(750)
Accounts payable	6,878	(819)	2,697
Accrued expenses and other liabilities	8,771	12,162	8,875
Income taxes receivable/payable	375	10,528	14,367
Net cash provided by operating activities	358,113	143,929	389,420
Investing Activities
Expenditures for property, plant and equipment	(223,592)	(232,337)	(166,089)
Internally developed and purchased intangibles	(9,983)	(4,304)	—
Proceeds from sales of property, plant and equipment	358	106	—
Net cash used in investing activities	(233,217)	(236,535)	(166,089)
Financing Activities
Borrowings under line of credit	880,547	842,300	593,500
Principal payments under line of credit	(949,647)	(645,200)	(810,000)
Repurchases of common stock	(54,472)	(105,940)	(18,450)
Proceeds from employee stock purchase and option plans	1,185	1,282	1,223
Financing costs	6	(503)	30
Net cash (used in) provided by financing activities	(122,381)	91,939	(233,697)
Net increase (decrease) in cash and cash equivalents	2,515	(667)	(10,366)
Cash and cash equivalents at beginning of year	1,292	1,959	12,325
Cash and cash equivalents at end of year	$3,807	$1,292	$1,959
Supplemental disclosures of cash flow information:
Cash paid for interest, net of capitalized interest	$—	$—	$51
Cash paid for income taxes, net	$50,056	$85,171	$52,340
Supplemental non-cash investing and financing disclosure:
(Decrease) increase in capital expenditures in accounts payable	$(33,390)	$38,129	$1,332

See Notes to Consolidated Financial Statements.

TREX COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BUSINESS AND ORGANIZATION

Trex Company, Inc. (Trex or Company), a Delaware corporation, was incorporated on September 4, 1998. The Company operates in a single reportable segment. The Company’s principal business based on net sales is the manufacture and distribution of high-performance, low-maintenance wood-alternative decking and railing and outdoor living products and accessories, marketed under the brand name Trex®. A majority of its products are manufactured in a proprietary process that combines reclaimed wood fibers and recycled polyethylene. The principal executive offices are located at 2500 Trex Way, Winchester, Virginia 22601, and the telephone number at that address is (540) 542-6300.

2.
CHANGE IN ACCOUNTING PRINCIPLE FOR INVENTORY VALUATION

During the fourth quarter, the Company changed its accounting method of valuing inventory from a last-in, first-out (LIFO) method to a first-in, first-out (FIFO) method. The Company believes this change in accounting method is preferable as it:

•
More accurately reflects the value of inventory on the consolidated balance sheet at each reporting period;
•
Is consistent with how the Company manages its business as it reflects the actual flow of inventory in operations and is consistent with business planning;
•
Is on a more comparable basis with the primary competitors in its industry peer group

The Company has retrospectively applied the effects of the accounting change to all periods presented. The following tables summarize the effect of the accounting change from LIFO to FIFO on impacted line items in the Company’s consolidated financial statements as follows:

Consolidated Statements of Comprehensive Income
Year Ended December 31, 2023
(In thousands, except share and per share data)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$1,094,837	$—	$1,094,837
Cost of sales	642,430	1,612	644,042
Gross profit	$452,407	$(1,612)	$450,795
Selling, general and administrative expenses	176,203	—	176,203
Income from operations	$276,204	$(1,612)	$274,592
Interest (income) expense, net	5	—	5
Income before income taxes	$276,199	$(1,612)	$274,587
Provision for income taxes	70,815	(347)	70,468
Net income	$205,384	$(1,265)	$204,119
Basic earnings per share	$1.89	$(0.01)	$1.88
Basic weighted average common shares outstanding	108,680,459	108,680,459	108,680,459
Diluted earnings per share	$1.89	$(0.01)	$1.88
Diluted weighted average common shares outstanding	108,809,403	108,809,403	108,809,403
Comprehensive income	$205,384	$(1,265)	$204,119

Consolidated Statements of Comprehensive Income
Year Ended December 31, 2024
(In thousands, except share and per share data)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$1,151,449	$—	$1,151,449
Cost of sales	665,781	(16,230)	649,551
Gross profit	485,668	16,230	501,898
Selling, general and administrative expenses	179,995	—	179,995
Income from operations	305,673	16,230	321,903
Interest (income) expense, net	(11)	—	(11)
Income before income taxes	305,684	16,230	321,914
Provision for income taxes	79,292	4,176	83,468
Net income	$226,392	$12,054	$238,446
Basic earnings per share	$2.09	$0.11	$2.20
Basic weighted average common shares outstanding	108,191,635	108,191,635	108,191,635
Diluted earnings per share	$2.09	$0.11	$2.20
Diluted weighted average common shares outstanding	108,322,576	108,322,576	108,322,576
Comprehensive income	$226,392	$12,054	$238,446

The only interim period impacted in 2024 was the fourth quarter, as there were no interim LIFO adjustments recognized during the first three quarters of 2024. There were no interim LIFO adjustments in 2025.

Consolidated Statements of Comprehensive Income
Quarter Ended December 31, 2024
(In thousands, except share and per share data)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Net sales	$167,627	$—	$167,627
Cost of sales	112,885	(16,230)	96,655
Gross profit	54,742	16,230	70,972
Selling, general and administrative expenses	39,287	—	39,287
Income from operations	15,455	16,230	31,685
Interest (income) expense, net	—	—	—
Income before income taxes	15,455	16,230	31,685
Provision for income taxes	5,683	4,176	9,859
Net income	$9,772	$12,054	$21,826
Basic earnings per share	$0.09	$0.11	$0.20
Basic weighted average common shares outstanding	107,184,416	107,184,416	107,184,416
Diluted earnings per share	$0.09	$0.11	$0.20
Diluted weighted average common shares outstanding	107,320,299	107,320,299	107,320,299
Comprehensive income	$9,772	$12,054	$21,826

Consolidated Balance Sheets
December 31, 2024
(in thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Assets
Current assets:
Inventories	$207,282	$49,669	$256,951
Total current assets	318,908	49,669	368,577
TOTAL ASSETS	$1,324,298	$49,669	$1,373,967

Liabilities and Stockholders' Equity
Liabilities:
Deferred income taxes	$56,032	$12,687	$68,719
Total liabilities	474,156	12,687	486,843
Stockholders' equity:
Retained earnings*	1,562,450	36,982	1,599,432
Total stockholders' equity	850,142	36,982	887,124
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,324,298	$49,669	$1,373,967

*As a result of the accounting change, retained earnings as of January 1, 2023 increased from $1.1 billion, as originally reported using the LIFO method, to $1.2 billion using the FIFO method.

Consolidated Statements of Cash Flows
Year Ended December 31, 2023
(in thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Operating Activities:
Net income	$205,384	$(1,265)	$204,119
Income taxes	$4,215	$(347)	$3,868
Inventories	$34,266	$1,612	$35,878

Consolidated Statements of Cash Flows
Year Ended December 31, 2024
(in thousands)

	As Previously Reported	Effect of Change in Accounting Principle	As Adjusted
Operating Activities:
Net income	$226,392	$12,054	$238,446
Income taxes	$(16,407)	$4,176	$(12,231)
Inventories	$(100,193)	$(16,230)	$(116,423)

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

Concentrations and Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. As of December 31, 2025, substantially all deposits are maintained in one financial institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company routinely assesses the financial strength of its customers and believes that its trade receivables credit risk exposure is limited. Trade receivables are recognized at the amount of revenue recognized on each shipment for Trex products as the Company has an unconditional right to consideration from the customer and payment is due based solely on the passage of time. An estimate of expected credit losses is recognized as a valuation allowance and adjusted each reporting period. The estimate is based on the current expected credit loss model and is determined using an aging schedule, including past events, current conditions and reasonable and supportable forecasts about the future. There was no material valuation allowance recorded as of December 31, 2025 and December 31, 2024.

In the years ended December 31, 2025, 2024, and 2023, sales to certain customers accounted for 10% or more of the Company’s total net sales. For the year ended December 31, 2025, three customers represented approximately 73% of the Company’s total net sales. For the year ended December 31, 2024, three customers represented 81% of the Company’s total net sales. For the year ended December 31, 2023, three customers represented approximately 72% of the Company’s total net sales. No other customer represented 10% or more of the Company’s total net sales. At December 31, 2025, two customers represented 22%, and 21%, respectively, of the Company’s total accounts receivable balance. At December 31, 2024, two customers represented 33% and 32%, respectively, of the Company’s total accounts receivable balance.

For each year ended December 31, 2025, 2024, and 2023, approximately 23.3%, 21.4%, and 26.7%, respectively, of the Company’s materials purchases were purchased from its four largest suppliers.

Inventories

Inventories for the composite decking and railing products at Trex are valued at the lower of cost (first-in, first-out, or FIFO, method) and net realizable value as this method results in a better matching of costs and revenues. The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to the lower of cost or net realizable value. The Company’s reserves for estimated slow moving products or obsolescence are not material.

A majority of the products at Trex are made in a proprietary process that combines reclaimed wood fibers and scrap polyethylene. Trex grinds up scrap materials generated from its manufacturing process and inventories deemed no longer salable and reintroduces the reclaimed material into the manufacturing process as a substitute for raw materials. The reclaimed material is valued at the cost of the raw material components of the material.

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

Leases

The Company leases office space, storage warehouses, training and manufacturing facilities, and certain office and plant equipment under various operating leases. At inception of an arrangement, the Company evaluates, among other things, whether it has the right to control the use of an identified asset in order to determine if the arrangement is or contains a lease. Operating leases are included in operating lease assets, accrued expenses and other current liabilities, and operating lease liabilities in the consolidated balance sheets. Operating leases with an initial term of 12 months or less are not included in the consolidated balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rates of the Company’s leases are not readily determinable, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company considers instruments with similar characteristics when calculating its incremental borrowing rate. Certain events, such as a modification to the arrangement or a change in the lease term, are assessed by the Company to determine if it is required to reassess estimates and judgments and remeasure the lease liability and ROU asset. The Company reviews its ROU asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. The carrying amount of the ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. An impairment loss is measured as the amount by which the carrying amount of the ROU asset exceeds its fair value. The Company’s operating leases have remaining lease terms up to 11 years. Lease terms may include options to extend or terminate the lease when the Company determines that it is reasonably certain it will exercise the option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for separately. Consideration for non-lease components is stated on a stand-alone basis in the applicable agreements.

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

Goodwill

Goodwill represents the excess of cost over net assets acquired resulting from the Company’s 1996 purchase of the Mobil Composite Products Division, the 2011 purchase of the assets of the Iron Deck Corporation, and the 2017 purchase of certain assets and the assumption of certain liabilities of SC Company. The Company evaluates the recoverability of goodwill in accordance with Accounting Standard Codification Topic 350, “Intangibles – Goodwill and Other,” annually or more frequently if an event occurs or circumstances change in the interim that would more likely than not reduce the fair value of the asset below its carrying amount. Goodwill is considered to be impaired when the net book value of the reporting unit exceeds its estimated fair value. Trex has one reporting unit.

In testing for goodwill impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that the carrying amount of the reporting unit exceeds its fair value, including goodwill, the Company is then required to perform a quantitative goodwill impairment test. The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of its reporting unit with its carrying amount, including goodwill. The fair value of its reporting unit refers to the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company performs the annual impairment testing of its goodwill as of October 31 of each year. For fiscal years 2025, 2024 and 2023, the Company completed its annual impairment test utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Qualitative factors the Company considered include events and circumstances such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and other relevant Company-specific events, as applicable.

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

The Company maintains a warranty reserve for the settlement of its product warranty claims. The Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and expected future claims projections. To estimate future claims projections, the Company utilizes actuarial techniques to determine a reasonable possible range of amounts to be paid related to defects covered by our product warranty. The actuarial techniques consider claims received, claims closed, and the amounts paid on claims. Estimates for these elements are quantified using a range of assumptions derived from claim history and consideration of additional factors influencing claim counts or costs incurred to settle claims in order determine the best estimate of future claims for which to record a related liability. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.

Treasury Stock

The Company records the repurchase of shares of its common stock at cost. These shares are considered treasury stock, which is a reduction to stockholders’ equity. Treasury stock is included in authorized and issued shares but excluded from outstanding shares.

Revenue Recognition

Trex principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are individual customer purchase orders of short-term duration of less than one year. Trex satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to these Consolidated Financial Statements.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. The Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. As of December 31, 2025, the Company has a valuation allowance of $2.2 million against these deferred tax assets related to certain state tax credits. The Company analyzes its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

Research and Development Costs

Research and development costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, research and development costs were $4.2 million, $3.5 million, and $3.3 million, respectively, and have been included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Advertising Costs

The Company expenses its branding and advertising communication costs as incurred. Advertising production costs are deferred and recognized as expense in the period that the related advertisement is first used. For the years ended December 31, 2025, 2024, and 2023, branding expenses, including advertising expenses, were $61.0 million, $53.5 million, and $48.8 million, respectively.

Fair Value of Financial Instruments

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2025 and 2024.

New Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The guidance requires public entities to disclose additional categories of information related to federal, state, and foreign income taxes and additional details related to reconciling items should they meet a quantitative threshold. The guidance requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on quantitative thresholds. The guidance is effective for fiscal year beginning after December 15, 2024. Early adoption was permitted. The Company adopted the standard in the quarterly period ended December 31, 2025. The Company applied the standard retrospectively and accordingly prior periods were adjusted. Adoption of this guidance did not impact consolidated results of operations and financial position.

New Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." This guidance clarifies and modernizes when an entity is required to begin capitalizing software costs. Specifically, it requires capitalization when both of the following are met (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of this update is permitted. The amendments to this update may be applied prospectively, retrospectively, or on a modified transition approach. The Company is evaluating this guidance and the impact it may have on its Consolidated Financial Statements upon adoption.

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

4.
INVENTORIES

Inventories at FIFO value consist of the following as of December 31 (in thousands):

	2025	2024
Finished goods	$179,758	$183,670
Raw materials	58,907	73,281
Total FIFO (first-in, first-out) inventories	238,665	256,951

The Company periodically reviews its inventory for slow moving or obsolete items and writes down the related products to estimated net realizable value. During the year ended December 31, 2025 the Company adjusted reserves for estimated slow moving products or obsolescence. These reserves are not material.

5.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following as of December 31 (in thousands):

	2025	2024
Prepaid expenses	$17,173	$21,353
Income tax receivable	2,147	—
Other	523	625
Total prepaid expenses and other assets	$19,843	$21,978

6.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at December 31, 2025, and December 31, 2024, was $14.2 million for Trex. For fiscal years 2025, 2024 and 2023, the Company completed its annual impairment test of goodwill for its reporting unit utilizing the qualitative assessment and concluded it was not more likely than not that the fair value of the Company's sole reporting unit was less than its carrying amount.

The Company’s intangible assets, purchased in 2018, 2024, and 2025, consist of domain names and internal use software. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software related to the Company's ERP and other platform tools, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment.

The following table summarizes the Company's intangible assets as of December 31 (in thousands):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible Assets Subject to Amortization:
Domain Names	$6,287	$(3,178)	$3,109	$6,287	$(2,759)	$3,528
Internal Use Software	14,449	(244)	14,205	4,304	—	4,304
Total	$20,736	$(3,422)	$17,314	$10,591	$(2,759)	$7,832

Intangible asset amortization expense was $0.7 million, $0.4 million, and $0.4 million for the year ended December 31, 2025, December 31, 2024, and December 31, 2023. The following table summarizes the expected amortization expense for intangible assets for the years 2026 through 2030 and thereafter (in thousands):

2026	$1,678
2027	1,864
2028	1,864
2029	1,864
2030	1,864
Thereafter	8,180
Total	$17,314

7.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following as of December 31 (in thousands):

	2025	2024
Machinery and equipment	$695,398	$573,954
Building and improvements	290,544	152,023
Forklifts and tractors	26,942	24,403
Computer equipment	20,705	18,103
Furniture and fixtures	10,513	9,473
Construction in process	372,287	463,235
Land	31,135	29,976
Total property, plant and equipment	1,447,524	1,271,167
Accumulated depreciation	(397,791)	(348,299)
Total property, plant and equipment, net	$1,049,733	$922,868

The Company had construction in process as of December 31, 2025, of approximately $372.3 million. The Company expects that substantially all of the construction in process will be completed and put into service during the year ending December 31, 2026.

Depreciation expense for the years ended December 31, 2025, 2024, and 2023, was $62.3 million, $54.3 million, and $49.8 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following as of December 31 (in thousands):

	2025	2024
Sales and marketing	$26,866	$22,874
Compensation and benefits	21,448	16,132
Operating lease liabilities	12,079	10,800
Capital Projects	3,932	13,274
Income Taxes	3,439	917
Manufacturing costs	2,262	2,904
Other	7,004	5,978
Total accrued expenses and other liabilities	$77,030	$72,879

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

As of December 31, 2025, the Company had $133.5 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $413.4 million as of December 31, 2025, which reflects a reduction for outstanding letters of credit totaling $3.1 million. The weighted average interest rate on the revolving credit facility was 4.62% as of December 31, 2025.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Company was in compliance with all covenants as of December 31, 2025. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

For the years ended December 31, 2025, and December 31, 2024, total operating lease cost was $12.0 million and $10.4 million, respectively. The weighted average remaining lease term at December 31, 2025 and December 31, 2024 was 6.7 years and 6.3 years, respectively. The weighted average discount rate at December 31, 2025 and December 31, 2024 was 4.70% and 4.57%, respectively.

The following table includes supplemental cash flow information for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 and supplemental balance sheet information at December 31, 2025 and December 31, 2024 related to operating leases (in thousands):

Supplemental Cash Flow Information	For the Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$11,402	$10,361	$8,176
Operating ROU assets obtained in exchange for lease liabilities	$10,663	$35,704	$2,559

Supplemental Balance Sheet Information	December 31, 2025	December 31, 2024
Operating lease ROU assets	$52,632	$52,195
Operating lease liabilities:
Accrued expenses and other current liabilities	$12,079	$10,800
Operating lease liabilities	41,755	41,979
Total operating lease liabilities	$53,834	$52,779

The following table summarizes maturities of operating lease liabilities at December 31, 2025 (in thousands):

Maturities of operating lease liabilities
2026	$12,369
2027	11,777
2028	10,724
2029	5,420
2030	4,307
Thereafter	19,782
Total lease payments	$64,379
Less imputed interest	(10,545)
Total operating liabilities	$53,834

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Consolidated Balance Sheets at December 31, 2025 and 2024.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$190,415	$238,446	$204,119
Denominator:
Basic weighted average shares outstanding	107,010,658	108,191,635	108,680,459
Effect of dilutive securities:
Stock appreciation rights	27,053	51,097	71,406
Restricted stock	58,266	79,844	57,538
Diluted weighted average shares outstanding	107,095,977	108,322,576	108,809,403
Basic earnings per share	$1.78	$2.20	$1.88
Diluted earnings per share	$1.78	$2.20	$1.88

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Restricted stock	81,066	35,575	52,323
Stock appreciation rights	145,910	67,017	93,163

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock, and terminated the existing stock repurchase program. The 2023 Stock Repurchase Program has no set expiration date. During 2025 and 2024 the Company repurchased 1,526,927 shares and 1,580,640 shares of its common stock under the 2023 Stock Repurchase Program, respectively.

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

Trex principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. Trex satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation and recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Consolidated Financial Statements.

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

Trex may offer various sales incentive programs throughout the year. It estimates the amount of sales incentive to allocate to each performance obligation, or product shipped, based on direct sales to the customer. The estimate is updated each reporting period, and any changes are allocated to the performance obligations on the same basis as at inception. Changes in estimate allocated to a previously satisfied performance obligation are recognized as a reduction of revenue in the period in which the change occurs under the cumulative catch-up method. In addition to sales incentive programs, Trex may offer payment discounts. It estimates the payment discount that it believes will be taken by the customer based on prior history using the most-likely-amount method of estimation.

Trex pays commissions to certain employees. However, the sales commissions are not directly attributable to identifiable contracts, are discretionary in nature and are based on other factors not related to obtaining a contract, such as individual performance, profitability of the entity, annual sales targets, etc. These costs are included in selling, general and administrative expenses as incurred. Trex does not grant contractual product return rights to customers other than pursuant to its assurance product warranty (see related disclosure on product warranties in Note 19, “Commitments and Contingencies”). Trex accounts for all shipping and handling fees invoiced to the customer in net sales and the related costs in cost of sales.

For each year in the three years ended December 31, 2025, December 31, 2024, and December 31, 2023 revenue was recognized at a point in time under variable consideration contracts.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total aggregate number of shares of common stock that may be granted under the Plan is 4,000,000 shares. As of December 31, 2025, the total number of shares available for future grants was 3,674,799.

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

	Year Ended December 31,
	2025	2024	2023
Time-based restricted stock units	$4,740	$5,059	$3,897
Performance-based restricted stock units	2,976	5,888	4,836
Stock appreciation rights	1,190	1,359	908
Employee stock purchase plan	209	329	523
Total stock-based compensation	$9,115	$12,635	$10,164

Stock-based compensation expense is included in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income.

Time-Based Restricted Stock Units

The fair value of time-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Time-based restricted stock units vest based on the terms of the awards. Unvested time-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The total fair value of vested time-based restricted stock units granted in the years ended December 31, 2025, 2024, and 2023 was $4.7 million, $4.6 million, and $4.7 million, respectively. At December 31, 2025, there was $7.2 million of total compensation expense related to unvested time-based restricted stock units remaining to be recognized over a weighted-average period of approximately 2.0 years.

Time-based restricted stock unit activity under the Plan and all predecessor stock incentive plans is as follows:

	Time-based Restricted Stock Unit	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2022	110,635	$61.28
Granted	97,177	$58.50
Vested	(81,080)	$56.52
Forfeited	(10,228)	$66.19
Nonvested at December 31, 2023	116,504	$65.00
Granted	62,348	$87.53
Vested	(64,261)	$71.29
Forfeited	(396)	$75.72
Nonvested at December 31, 2024	114,195	$74.03
Granted	158,202	$51.26
Vested	(64,721)	$71.97
Forfeited	(15,181)	$70.15
Nonvested at December 31, 2025	192,495	$56.54

Performance-based Restricted Stock Units

The fair value of performance-based restricted stock units is determined based on the closing price of Trex shares on the grant date. Unvested performance-based restricted stock units are generally forfeitable upon the resignation of employment or termination of employment with cause. The performance-based restricted shares units have a three-year vesting period, vesting one-third each year based on target earnings before interest, taxes, depreciation, and amortization (EBITDA) for 1 year, cumulative 2 years and cumulative 3 years, respectively. The number of shares that will vest, with respect to each vesting, will be between 0% and 200% of the target number of shares. At December 31, 2025, 2024, and 2023 there was $2.1 million, $3.6 million, $4.3 million, respectively, of total compensation expense related to unvested performance-based restricted stock units remaining to be recognized over a weighted-average period of approximately 1.9 years.

Performance-based restricted stock unit activity under the Plan is as follows:

	Performance- based Restricted Stock Units	Weighted- Average Grant Price Per Share
Nonvested at December 31, 2022	71,483	$81.57
Granted	96,103	$56.79
Vested	(30,038)	$66.26
Forfeited	(28,163)	$74.39
Nonvested at December 31, 2023	109,385	$65.92
Granted	80,159	$81.23
Vested	(67,710)	$63.83
Forfeited	(13,390)	$104.56
Nonvested at December 31, 2024	108,444	$75.57
Granted	102,049	$64.85
Vested	(65,304)	$66.83
Forfeited	(25,715)	$77.86
Nonvested at December 31, 2025	119,474	$70.71

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

As of December 31, 2025, there was $1.5 million of unrecognized compensation cost related to SARs. The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing model. For SARs issued in the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, the assumptions shown in the following table were used:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Average risk-free interest rate	4.3%	4.3%	4.0%
Expected term (years)	5	5	5
Expected volatility	51.4%	51.2%	49.5%

Dividend Yield. Trex has never paid cash dividends on its common stock.

Average Risk-Free Interest Rate. The Company uses the U.S. Treasury rate having a term that most closely resembles the expected term of the option.

Expected Term. The expected term is the period of time that the SARs granted are expected to remain unexercised. SARs granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, had a maximum term of ten years. The Company used historical exercise behavior with further consideration given to the class of employees to whom the equity awards were granted to estimate the expected term of the SAR.

Expected Volatility. Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has used the historical volatility over the average expected term of the options granted as the expected volatility.

The weighted-average grant date fair value of SARs granted during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was $33.06, $44.83, and $27.19, respectively.

SAR activity under the Plan and all predecessor stock incentive plans is as follows:

	SARs	Weighted- Average Grant Price Per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value as of December 31, 2025
Outstanding at December 31, 2022	233,969	$40.64
Granted	51,916	$56.80
Exercised	(53,036)	$11.95
Canceled	(12,969)	$75.25
Outstanding at December 31, 2023	219,880	$49.34
Granted	33,277	$90.86
Exercised	(58,767)	$35.77
Canceled	(4,142)	$89.99
Outstanding at December 31, 2024	190,248	$59.91
Granted	46,126	$66.67
Exercised	(6,702)	$48.06
Canceled	(16,246)	$79.12
Outstanding at December 31, 2025	213,426	$60.28	5.8	$402,518
Vested at December 31, 2025	141,911	$55.10	4.6	$402,518
Exercisable at December 31, 2025	141,911	$55.10	4.6	$402,518

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (ESPP) that permits eligible employees to purchase shares of common stock of the Company at a purchase price which is the lesser of 85% of the market price on either the first day of the calendar quarter or the last day of the calendar quarter. Eligible employees may elect to participate in the plan by authorizing payroll deductions of up to 15% of gross compensation for each payroll period. On the last day of each quarter, each participant’s contribution account is used to purchase the maximum number of whole shares of common stock determined by dividing the contribution account balance by the purchase price. The aggregate number of shares of common stock that may be purchased under the plan is 2,400,000. Through December 31, 2025, employees had purchased approximately 1,947,259 shares under the plan.

15.
EMPLOYEE BENEFIT PLANS

At December 31, 2025 the Company has a 401(k) Profit Sharing Plan for the benefit of its employees who meet certain eligibility requirements and it matches qualifying employee contributions. The Company’s contributions to the plans totaled $8.6 million, $8.6 million, and $6.8 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

16.
INCOME TAXES

Income tax provision (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current income tax provision:
Federal	$35,261	$75,552	$52,634
State	15,171	20,147	13,966
	50,432	95,699	66,600
Deferred income tax provision:
Federal	16,638	(11,113)	2,633
State	476	(1,118)	1,235
	17,114	(12,231)	3,868
Total income tax provision	$67,546	$83,468	$70,468

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal statutory rate to income before taxes as a result of the following (in thousands):

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
U.S. federal statutory taxes	$54,172	21.0%	$67,602	21.0%	$57,664	21.0%
State and local taxes, net of U.S. federal income tax effect (a)	11,668	4.5%	14,658	4.5%	12,287	4.5%
Foreign tax effects	—	0.0%	—	0.0%	—	0.0%
Effect of changes in tax laws or rates enacted in the current period	(155)	0.0%	(30)	0.0%	(77)	0.0%
Effects of cross-border tax laws
Foreign-derived intangible income	(501)	-0.2%	(1,373)	-0.4%	(831)	-0.3%
Tax credits
Research and development	(433)	-0.2%	(444)	-0.2%	(484)	-0.2%
Energy related tax credits	—	0.0%	—	0.0%	(109)	0.0%
Other	(179)	0.0%	(192)	-0.1%	(162)	-0.1%
Changes in valuation allowances	(443)	-0.2%	(668)	-0.2%	411	0.1%
Nontaxable or nondeductible items
Share-based payment awards	100	0.0%	(756)	-0.3%	(656)	-0.2%
Other	2,472	1.0%	2,321	0.8%	2,151	0.8%
Changes in unrecognized tax benefits	—	0.0%	—	0.0%	—	0.0%
Other adjustments	845	0.3%	2,350	0.8%	274	0.1%
Effective tax rate	$67,546	26.2%	$83,468	25.9%	$70,468	25.7%

(a) State Taxes in California, Illinois, Maryland, Massachusetts, Michigan, New Jersey, and Pennsylvania made up the majority (greater than 50% of the tax in this category).

The Company’s effective tax rate for the year ended December 31, 2025, was 26.2% and was comparable to the effective tax rate for the year ended December 31, 2024, of 25.9%, which resulted in income tax expense of $67.5 million and $83.5 million, respectively.

Taxes paid consist of the following (in thousands):

	As of December 31,
	2025	2024	2023
Federal	34,027	66,859	40,389
State *	16,029	18,312	11,951
Foreign	-	-	-
Total Taxes Paid	50,056	85,171	52,340

* No jurisdictions were paid in excess of 5 percent of total income taxes paid (net of refunds).

Deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Operating lease liability	13,898	13,632
Product warranty reserves	7,591	5,833
State tax credit carryforwards	2,910	3,621
Deferred revenue	4,227	4,230
Tax Cut and Jobs Act capitalization of research and development costs	8	5,397
Stock-based compensation	2,030	1,828
Inventories	8,882	3,342
Gross deferred tax assets, before valuation allowance	39,546	37,883
Valuation allowance	(2,196)	(2,638)
Gross deferred tax assets, after valuation allowance	37,350	35,245
Deferred tax liabilities:
Depreciation	(93,274)	(70,572)
Inventories	(11,249)	(14,837)
Operating lease right-of-use asset	(13,433)	(13,332)
Goodwill amortization	(3,616)	(3,584)
Other	(1,611)	(1,639)
Gross deferred tax liabilities	(123,183)	(103,964)
Net deferred tax liability	$(85,833)	$(68,719)

The Company recognizes deferred tax assets and liabilities based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax laws and statutory tax rates. In accordance with accounting standards, the Company assesses the likelihood that its deferred tax assets will be realized. Deferred tax assets are reduced by a valuation allowance when, after considering all available positive and negative evidence, it is determined that it is more likely than not that some portion, or all, of the deferred tax asset will not be realized, primarily certain state income tax credits. As of December 31, 2025, the Company had a valuation allowance of $2.2 million against deferred tax assets it estimates will not be realized. The Company will analyze its position in subsequent reporting periods, considering all available positive and negative evidence, in determining the expected realization of its deferred tax assets.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2025, the Company has identified no uncertain tax position and, accordingly, has not recorded any unrecognized tax benefits or associated interest and penalties.

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company has accrued a liability when it believes that it is not more likely than not that it will realize the benefits of tax positions that it has taken or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with accounting standards. As of December 31, 2025, for certain tax jurisdictions, tax years 2021 through 2025 remain subject to examination. The Company believes that adequate provisions have been made for all tax returns subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdictions as the Company does not have a taxable presence.

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

The Company’s reportable segments are determined in accordance with its internal management structure, which is based on operations. The Company has identified its President and Chief Executive Officer as the Chief Operating Decision Maker (CODM). The Company’s CODM has final authority over resource allocation decisions and performance assessments and makes key operating decisions. The primary objective of the CODM is to optimize positive Company-wide performance and financial results. The CODM evaluates segment performance primarily based on net income and net sales. The CODM uses net income to assess performance and allocate resources as this measure provides insight into all aspects of the segment’s operations and overall success of the segment for a given period. The CODM also uses net sales to assess performance and allocate resources as this measure represents the amount of business the segment engaged in during a given period of time, is an indicator of market growth and acceptance of segment products, and represents the segment’s customers’ spending habits along with the amount of product the segment sells relative to its competitors. In addition, the CODM reviews significant segment expenses with a primary focus on cost of sales and total selling, general, and administrative expenses. These measures are provided in the accompanying Consolidated Statements of Comprehensive Income. Segment assets are reported on the Consolidated Balance Sheets.

18.
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

Purchase Commitments

The Company fulfills requirements for raw materials under both purchase orders and supply contracts. In the year ended December 31, 2025, the Company purchased reclaimed wood fiber requirements under purchase orders and long-term supply commitments. All of the Company’s scrap polyethylene, aluminum and stainless-steel purchases are under short-term supply contracts that average approximately one year, for which pricing is negotiated as needed, or under purchase orders that do not involve long-term supply commitments.

The wood and polyethylene supply contracts generally provide that the Company is obligated to purchase all wood or polyethylene a supplier provides, if the wood or polyethylene meets certain specifications. The amount of wood and polyethylene the Company is required to purchase under these contracts varies with the production of its suppliers and, accordingly, is not fixed or determinable. As of December 31, 2025, the Company has purchase commitments under material supply contracts of $25.9 million for the year ending December 31, 2026, and a total of $34.3 million for the years ending December 31, 2027 through 2028. Our purchase commitments do not currently extend beyond 2028.

Product Warranty

The Company warrants that for the applicable warranty period its Trex products, when properly installed, used and maintained, will be free from material defects in workmanship and materials and its decking, cladding, fascia and railing products will not split, splinter, rot or suffer structural damage from termites or fungal decay.

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

The Company maintains a warranty reserve for the settlement of its product warranty claims. The Company accrues for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claims experience. To estimate our future claims experience, the Company utilizes actuarial techniques to determine a reasonable possible range of amounts to be paid related to defects covered by our product warranty. The actuarial techniques consider claims received, claims closed, and the corresponding amounts paid. Estimates for these elements are quantified using a range of assumptions derived from claim history and consideration of additional factors influencing claim counts or costs incurred to settle claims in order determine the best estimate of future claims for which to record a related liability. Management reviews and adjusts these estimates, if necessary, based on the differences between actual experience and historical estimates.

The Company monitors claims activity each quarter for indications that its estimates require revision.

The Company uses the best and most complete underlying information available and a rational methodology to determine its warranty obligations. The Company considers all available evidence to assess the reasonableness of all key assumptions underlying its estimated warranty obligations. During the fourth quarter of 2025, the Company utilized an actuary for the first time to review data on its product warranty. This resulted in a change to the methodology in which the Company estimated its product warranty liability. The reserve increased during the period, largely due to the refined methodology, which decreased the Company’s income before income taxes by $6.0 million, decreased net income by $4.4 million, and reduced diluted earnings per share by $0.04.

The Company’s analysis is based on currently known facts and a number of assumptions, as discussed above, and current expectations. Projecting future events such as the number of claims to be received, the number of claims that will require payment and the costs associated with settling claims could cause the actual warranty liability to be higher or lower than projected, which could materially affect the Company’s financial condition, results of operations or cash flows. The Company estimates that a 10% change in the expected future claims activity may result in approximately a $3.0 million change in the estimate of its product warranty reserve.

The Trex product warranty reserve activity consisted of the following, and is included in Accrued warranty and Non-current accrued warranty in the Consolidated Balance Sheets (in thousands):

Year Ended December 31, 2025
Trex Product Warranty
Beginning balance, January 1	$22,835
Provisions and changes in estimates	14,954
Settlements made during the period	(8,049)
Ending balance, December 31	$29,740

Year Ended December 31, 2024
Trex Product Warranty
Beginning balance, January 1	$22,178
Provisions and changes in estimates	9,725
Settlements made during the period	(9,068)
Ending balance, December 31	$22,835

As of December 31, 2025 the Company's reserve of $29.7 million is within the estimated range of possible loss associated with product warranty claims. The Company’s estimate of the range of possible loss for product warranty claims associated with product sold through December 31, 2025 is between $24.8 million and $45.6 million. The company utilized an actuary in calculating a range of possible loss for product warranty claims. Actual experience could exceed the range due to uncertainty associated with the future number of claims expected to be closed with some payment and estimates of the costs associated with servicing those claims.

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

As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of December 31, 2025, the gross asset and liability associated with the IRBs was $450 million.

TREX COMPANY, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

Descriptions	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2025:
Trex product warranty reserve	$22,835	$14,954	$(8,049)	$29,740
Income tax valuation allowance	$2,638	$(442)	$—	$2,196
Year ended December 31, 2024:
Trex product warranty reserve	$22,178	$9,725	$(9,068)	$22,835
Income tax valuation allowance	$3,307	$(669)	$—	$2,638
Year ended December 31, 2023:
Trex product warranty reserve	$25,599	$3,508	$(6,929)	$22,178
Income tax valuation allowance	$3,026	$281	$—	$3,307