Form 10-Q
period 2026-03-31
TREX CO INC
filed 2026-05-07
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 16, 2026 was 103,898,729 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$343,403	$339,993
Cost of sales	204,381	202,262
Gross profit	139,022	137,731
Selling, general and administrative expenses	55,517	56,068
Income from operations	83,505	81,663
Interest expense, net	—	76
Income before income taxes	83,505	81,587
Provision for income taxes	22,102	21,153
Net income	$61,403	$60,434
Basic earnings per common share	$0.58	$0.56
Basic weighted average common shares outstanding	105,058,351	107,180,665
Diluted earnings per common share	$0.58	$0.56
Diluted weighted average common shares outstanding	105,132,511	107,284,084
Comprehensive income	$61,403	$60,434

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,492	$3,807
Accounts receivable, net	326,928	48,091
Inventories	229,580	238,665
Prepaid expenses and other assets	19,031	19,843
Total current assets	580,031	310,406
Property, plant and equipment, net	1,054,824	1,049,733
Operating lease assets	51,404	52,632
Goodwill and other intangible assets, net	32,906	31,529
Other assets	10,649	9,141
Total assets	$1,729,814	$1,453,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$65,941	$34,759
Accrued expenses and other liabilities	112,739	77,030
Accrued warranty	5,221	5,416
Line of credit	382,500	133,500
Total current liabilities	566,401	250,705
Deferred income taxes	85,833	85,833
Operating lease liabilities	40,138	41,755
Non-current accrued warranty	25,121	24,324
Other long-term liabilities	16,560	16,560
Total liabilities	734,053	419,177
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,280,582 and 141,208,139 shares issued and 103,898,577 and 105,737,266 shares outstanding, at March 31, 2026 and December 31, 2025, respectively	1,413	1,412
Additional paid-in capital	136,183	155,316
Retained earnings	1,851,250	1,789,847
Treasury stock, at cost, 37,382,005 and 35,470,873 shares at March 31, 2026 and December 31, 2025, respectively	(993,085)	(912,311)
Total stockholders’ equity	995,761	1,034,264
Total liabilities and stockholders’ equity	$1,729,814	$1,453,441

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2025	105,737,266	$1,412	$155,316	$1,789,847	35,470,873	$(912,311)	$1,034,264
Net income	—	—	—	61,403	—	—	61,403
Employee stock plans	9,423	—	285	—	—	—	285
Shares withheld for taxes on awards	(49,580)	—	(2,052)	—	—	—	(2,052)
Stock-based compensation	112,600	1	2,634	—	—	—	2,635
Repurchases of common stock	(1,911,132)	—	—	—	1,911,132	(80,774)	(80,774)
Unsettled accelerated share repurchase	—	—	(20,000)	—	—	—	(20,000)
Balance, March 31, 2026	103,898,577	$1,413	$136,183	$1,851,250	37,382,005	$(993,085)	$995,761

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,599,432	33,943,946	$(861,872)	$887,124
Net income	—	—		60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,659,866	33,943,946	$(861,872)	$947,061

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$61,403	$60,434
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,371	14,249
Stock-based compensation	2,634	2,313
(Gain) on disposal of property, plant and equipment	(45)	(57)
Other non-cash adjustments	117	117
Changes in operating assets and liabilities:
Accounts receivable	(278,838)	(302,708)
Inventories	9,086	30,863
Prepaid expenses and other assets	(523)	2,161
Accounts payable	31,300	4,187
Accrued expenses and other liabilities	15,963	15,278
Income taxes receivable/payable	22,107	19,150
Net cash used in operating activities	(118,425)	(154,013)

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(23,105)	(79,486)
Purchased intangibles	(1,852)	(635)
Proceeds from sales of property, plant and equipment	45	156
Net cash used in investing activities	(24,912)	(79,965)

FINANCING ACTIVITIES
Borrowings under line of credit	314,000	257,047
Principal payments under line of credit	(65,000)	(15,700)
Repurchases of common stock	(82,826)	(4,008)
Unsettled accelerated share repurchase	(20,000)	—
Proceeds from employee stock purchase and option plans	286	300
Financing costs	(2,438)	10
Net cash provided by financing activities	144,022	237,649
Net increase in cash and cash equivalents	685	3,671
Cash and cash equivalents, beginning of period	3,807	1,292
Cash and cash equivalents, end of period	$4,492	$4,963
Supplemental Disclosure:
Cash paid (received) for income taxes, net	$(5)	$2,003
Supplemental non-cash investing and financing disclosure:
(Decrease) increase in capital expenditures in accounts payable and accrued expenses	$(10)	$20,834

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and March 31, 2025

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

The unaudited consolidated results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report of Trex Company, Inc. on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission.

3.
RECENTLY ADOPTED ACCOUNTING STANDARDS

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This guidance provides an optional practical expedient related to the estimation of expected credit losses for current accounts receivable and contract assets that arise from transactions accounted for under FASB Accounting Standards Codification 606. Specifically, this optional practical expedient allows an entity to assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments to this update are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this practical expedient in the first quarter of 2026. Adoption of this practical expedient did not have a material impact on consolidated results of operations or financial position.

4.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270)." This update is intended to improve the guidance in Topic 270, Interim Reporting by improving the navigability of the required interim disclosures and clarifying when the guidance is applicable. The amendments also provide guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270, a principle that requires entities to disclose events since the end of the last annual report period that have a material impact on the entity. The amendments to this update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities. The amendments in this update may be applied prospectively or retrospectively to any or all prior periods presented in the financial statements. The company does not believe adoption of this update will have a material impact on its disclosures.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." This guidance clarifies and modernizes when an entity is required to begin capitalizing software costs. Specifically, it requires capitalization when both of the following are met (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments to this update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption of this update is permitted. The amendments to this update may be applied prospectively, retrospectively, or on a modified transition approach. The Company does not believe adoption of this update will have a material impact on its consolidated results of operations and financial condition.

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

5.
INVENTORIES

Inventories valued at FIFO (first-in, first-out), consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finished goods	$175,225	$179,758
Raw materials	54,355	58,907
Total FIFO (first-in, first-out) inventories	229,580	238,665

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$18,508	$17,173
Income tax receivable	-	2,147
Other	523	523
Total prepaid expenses and other assets	$19,031	$19,843

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at March 31, 2026 and December 31, 2025 was $14.2 million. At March 31, 2026 and December 31, 2025 intangible assets were $22.5 million and $20.7 million, and accumulated amortization was $3.8 million and $3.5 million, respectively. The Company’s intangible assets, purchased in 2018, 2024, 2025, and 2026 consist of domain names and internal use software. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software related to the Company's ERP and other platform tools, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the three months ended March 31, 2026, and March 31, 2025, was $0.3 million and $0.1 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Sales and marketing	45,375	26,866
Income taxes	23,399	3,439
Compensation and benefits	17,698	21,448
Operating lease liabilities	12,560	12,079
Capital projects	3,030	3,932
Manufacturing costs	3,907	2,262
Other	6,770	7,004
Total accrued expenses and other liabilities	$112,739	$77,030

9.
DEBT

Revolving Credit Facility

Indebtedness prior to March 26, 2026. On October 10, 2024, the Company, entered into a Second Amendment to the Credit Agreement (Second Amendment) with certain lending parties thereto (Lenders) to amend that Credit Agreement dated as of May 18, 2022, as amended by that certain First Amendment dated as of December 22, 2022.

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

Indebtedness on and after March 26, 2026. On March 26, 2026, the Company entered into a Credit Agreement with certain lending parties thereto (Lenders) to amend and restate the Credit Agreement dated as of May 18,2022, as amended (the Prior Credit Agreement).

The Credit Agreement provides the Company with one or more Revolving Loans in a collective maximum principal amount of $700,000,000 (Loan Limit) throughout the term, which ends March 26, 2031. Included within the Loan Limit are sublimits for, Letters of Credit (as defined in the Credit Agreement) in an amount not to exceed $60,000,000, and Swing Line Loans (as defined in the Credit Agreement) in an amount not to exceed $40,000,000.

Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans or Term SOFR Daily Floating Rate Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR Loans/Term SOFR Daily Floating Rate for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due on the last day of the Term (as defined in the Credit Agreement).

As of March 31, 2026, the Company had $382.5 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $314.4 million as of March 31, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million. The weighted average interest rate on the revolving credit facility was 4.6% as of March 31, 2026.

Compliance with Debt Covenants and Restrictions

Pursuant to the terms of the Credit Agreement, the Company is subject to certain loan compliance covenants. The Credit Agreement requires the Company to maintain (a) a Consolidated Interest Coverage Ratio of not less than 2.50 to 1.0 and (b) a Consolidated Debt to Consolidated EBITDA Ratio of not more than 3.75 to 1.0, each measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended June 30, 2026. The maximum Consolidated Debt to Consolidated EBITDA Ratio is automatically increased to 4.25 to 1.0 for the Fiscal Quarter in which a qualifying Acquisition with cash consideration (including assumed or acquired Debt) of $75,000,000 or more occurs and each of the following four Fiscal Quarters (an "Adjustment Period"), subject to a limit of two Adjustment Periods during the term of the Credit Agreement.

The Credit Agreement also contains an equity cure mechanism, under which the Company may make cash equity contributions (funded with proceeds of common equity) to be included in the calculation of Consolidated EBITDA solely for purposes of determining compliance with the financial covenants, subject to certain conditions and limitations, including that in each consecutive four Fiscal Quarter period there must be at least two Fiscal Quarters in which no such contribution is made.

The Company was in compliance with all covenants as of March 31, 2026. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 11 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the three months ended March 31, 2026 and March 31, 2025, total operating lease expense was $3.3 million and $3.0 million, respectively. The weighted average remaining lease term at March 31, 2026 and December 31, 2025 was 6.5 years and 6.7 years, respectively. The weighted average discount rate at March 31, 2026 and December 31, 2025 was 4.73% and 4.70%, respectively.

The following table includes supplemental cash flow information for the three months ended March 31, 2026 and March 31, 2025, and supplemental balance sheet information at March 31, 2026 and December 31, 2025 related to operating leases (in thousands):

	Three Months Ended March 31,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$3,234	$2,661
Operating ROU assets obtained in exchange for lease liabilities	$1,474	$692

Supplemental balance sheet information	March 31, 2026	December 31, 2025
Operating lease ROU assets	$51,404	$52,632
Operating lease liabilities:
Accrued expenses and other current liabilities	$12,560	$12,079
Operating lease liabilities	40,138	41,755
Total operating lease liabilities	$52,698	$53,834

The following table summarizes maturities of operating lease liabilities at March 31, 2026 (in thousands):

Maturities of operating lease liabilities
2026	$9,708
2027	12,390
2028	10,948
2029	5,559
2030	4,319
Thereafter	19,783
Total lease payments	62,707
Less imputed interest	(10,009)
Total operating lease liabilities	$52,698

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income available to common shareholders	$61,403	$60,434
Denominator:
Basic weighted average shares outstanding	105,058,351	107,180,665
Effect of dilutive securities:
Stock appreciation rights and options	15,000	34,543
Restricted stock	59,160	68,876
Diluted weighted average shares outstanding	105,132,511	107,284,084
Basic earnings per share	$0.58	$0.56
Diluted earnings per share	$0.58	$0.56

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock appreciation rights	160,044	129,069
Restricted stock	175,010	92,795

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date. On February 26, 2026, Trex entered into an Accelerated Stock Repurchase program (ASR) under the 2023 Stock Repurchase Program. As such, the Company made a prepayment of $100 million to Wells Fargo and received an initial delivery of 1.9 million shares valued at approximately 80% of the prepayment amount. During the three months ended, March 31, 2026, the Company repurchased 1.9 million shares under the ASR based on the initial delivery described in the preceding sentence. The total number of shares the Company will ultimately repurchase and the average price per share will be based on the average of the daily volume-weighted average prices of its common stock during the term of the ASR Agreement, less a negotiated discount and subject to customary adjustments, and is expected to occur no later than the second quarter of 2026.

As of March 31, 2026 the remaining number of shares available for repurchase under the 2023 Stock Repurchase Program is 5,516,405.

On April 28, 2026, the Trex Board of Directors authorized an additional 10 million shares to be repurchased under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended March 31, 2026 and March 31, 2025, the Company’s net sales were $343,403 and $339,993, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan amends and restates in its entirety the Trex Company, Inc. 2014 Stock Incentive Plan (2014 Plan), which was last approved by the Company’s stockholders at the annual meeting held on April 30, 2014. The Plan, which will be administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,409,507 shares.

The following table summarizes the Company’s stock-based compensation grants for the three months ended March 31, 2026:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	124,974	$41.43
Performance-based restricted stock units (a)	104,560	$44.34

(a)
Includes 84,878 of target performance-based restricted stock unit awards granted during the three months ended March 31, 2026, and adjustments of 19,682 grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. No SARs were issued in the three months ended March 31, 2026. For SARs issued in the three months ended March 31, 2025, the data and assumptions shown in the following table were used:

Three Months Ended March 31, 2025
Weighted-average fair value of grants	$33.49
Dividend yield	0%
Average risk-free interest rate	4.3%
Expected term (years)	5
Expected volatility	51.7%

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

	Three Months Ended March 31,
	2026	2025
Stock appreciation rights	$272	$295
Time-based restricted stock and restricted stock units	1,431	826
Performance-based restricted stock and restricted stock units	875	1,140
Employee stock purchase plan	56	52
Total stock-based compensation	$2,634	$2,313

Total unrecognized compensation cost related to unvested awards as of March 31, 2026 was $18.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2026 and March 31, 2025, was 26.5% and 25.9%, which resulted in income tax expense of $22.1 million and $21.2 million, respectively.

During the three months ended March 31, 2026 and March 31, 2025, the Company realized $(0.1) million and $(0.1) million, respectively, of excess tax expense from stock-based awards and recorded a corresponding expense to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of March 31, 2026, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of March 31, 2026, for certain tax jurisdictions tax years 2021 through 2025 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

16.
SEGMENT INFORMATION

The Company operates in one reportable segment, with resource allocation and assessment of financial performance based on a consolidated basis.

Trex manufactures wood alternative decking and railing and related outdoor living products marketed under the brand name Trex®. The products are sold to its distributors and two national retailers who, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction.

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

The Trex product warranty reserve activity consisted of the following, and is included in Accrued warranty and Non-current accrued warranty in the Consolidated Balance Sheets (in thousands):

Three Months Ended March 31, 2026
Product Warranty
Beginning balance, January 1	$29,740
Provisions and changes in estimates	2,056
Settlements made during the period	(1,454)
Ending balance, March 31	$30,342

Three Months Ended March 31, 2025
Product Warranty
Beginning balance, January 1	$22,835
Provisions and changes in estimates	2,550
Settlements made during the period	(1,594)
Ending balance, March 31	$23,791

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

As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Consolidated Balance Sheets. As of March 31, 2026, the gross asset and liability associated with the IRBs was $450 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion should be read in conjunction with the Trex Company, Inc. (Trex, Company, we or our) Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included in Part I, Item 1. “Financial Statements” of this quarterly report.

NOTE ON FORWARD-LOOKING STATEMENTS

This management’s discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “will,” “anticipate,” “estimate,” “expect,” “intend” or similar expressions. We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC. These statements are also subject to risks and uncertainties that could cause the Company’s actual operating results to differ materially. Such risks and uncertainties include, but are not limited to: the extent of market acceptance of the Company’s current and newly developed products; the costs associated with the development and launch of new products and the market acceptance of such new products; the sensitivity of the Company’s business to general economic conditions; the impact of seasonal and weather-related demand fluctuations on inventory levels in the distribution channel and sales of the Company’s products; the availability and cost of third-party transportation services for the Company’s products and raw materials; the Company’s ability to obtain raw materials, including scrap polyethylene, wood fiber, and other materials used in making our products, at acceptable prices; increasing inflation and tariffs in the macro-economic environment; the Company’s ability to maintain product quality and product performance at an acceptable cost; the Company’s ability to increase throughput and capacity to adequately match supply with demand; the level of expenses associated with warranty claims, product replacement and consumer relations expenses related to product quality; the highly competitive markets in which the Company operates; cyber-attacks, security breaches or other security vulnerabilities; the impact of current and upcoming data privacy laws and the EU General Data Protection Regulation and the related actual or potential costs and consequences; material adverse impacts from global public health pandemics, geopolitical conflicts; and material adverse impacts related to labor shortages or increases in labor costs.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date — a summary of financial performance and highlights for the three months ended March 31, 2026, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
•
Liquidity and Capital Resources — an analysis of cash flows; contractual obligations, and a discussion of our capital and other cash requirements.

OPERATIONS AND PRODUCTS

Trex is the world’s largest manufacturer of high-performance wood alternative decking and railing products and a leader in outdoor living products, which are marketed under the brand name Trex® and manufactured in the United States. With more than 30 years of product experience, we offer a comprehensive set of aesthetically appealing and durable, low-maintenance product offerings in the decking, railing, fencing and outdoor lighting categories. A majority of the products are eco-friendly and leverage recycled and reclaimed materials to the extent possible. Trex decking is made in a proprietary process that combines reclaimed wood fibers and recycled polyethylene film, making Trex one of the largest recyclers of plastic film in North America. In addition to resisting fading and surface staining, Trex products require no sanding and sealing, resist moisture damage, provide a splinter-free surface and do not require chemical treatment against rot or insect infestation. Combined, these aspects yield significant aesthetic advantages and lower maintenance than wood decking and railing and ultimately render Trex products less costly than wood over the life of the deck. Special characteristics (including resistance to splitting, the ability to bend, and ease and consistency of machining and finishing)

facilitate installation, reduce contractor call-backs and afford consumers a wide range of design options. Trex products are sold to distributors and home centers for final resale primarily to the residential market.

Trex offers the following products:

Decking and Accessories

Our principal decking products are Trex Signature®, Trex Transcend® Lineage™, Trex Transcend®, Trex Refuge™, Trex Select®, and Trex Enhance®. Our high performance, low maintenance decking products feature a protective shell for enhanced protection against fading, staining, mold, and scratching. Our eco-friendly composite decking products are comprised of a blend of 95 percent reclaimed wood fibers and recycled polyethylene film, and our PVC decking product features ignition resistance. Trex Signature decking offers realistic woodgrain aesthetics that raise the bar for beauty, performance, and sustainability and is available in two luxurious hues inspired by stunning natural settings. Trex Transcend Lineage is the next generation of design and performance in composite decking and is available in seven luxurious, on-trend hues inspired by some of the most picturesque locales in the United States. Our Trex Transcend decking provides elevated aesthetics paired with the highest level of performance and is available in six multi-tonal monochromatic classical earth tones and premium tropical colors. Trex Refuge decking features a refined wire brushed grain pattern and is offered in two hues. Trex Select decking offers the perfect pairing of price and minimal maintenance and is available in two nature-inspired earth tone colors and three subtly streaked on trend hues. Our Trex Enhance boards pair the beauty of authentic wood-grain appearance with the durability of composite with minimal maintenance and the affordability of wood and is available in six natural and four basic colors.

We also offer accessories to our decking products. The Trex Hideaway® Fastener Collection, offers solutions for every Trex deck fastening and finishing need, featuring color-matched screws and plugs, specially engineered bits, depth setters, and clips, designed to make installation easier and more efficient while delivering a clean, cohesive aesthetic. Trex DeckLighting™, an outdoor lighting system, is a line of energy-efficient LED dimmable deck lighting designed to use 75% less energy compared to incandescent lighting. It can be installed into the railing, stair risers, or the deck itself. The line includes a post cap light, deck rail light, riser light, a soffit light, and a recessed deck light.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex named Green Builder Media's Sustainable Brand leader in the decking category for the 16th consecutive year. Trex® Refuge™ was also selected by Green Builder editors as one of the most sustainable products of the year for 2026.
•
Trex Named One of America's Most Trustworthy Companies. Trex was named to Newsweek's list of the Most Trustworthy Companies in America 2026.
•
Trex Goes All Out With "Performance-Engineered" Brand Campaign. New creative concepts amplify brand visibility across major sports and lifestyle platforms.
•
Trex Launches Refuge™ Decking, an ignition resistant PVC decking line performance engineered for use in select regions with heightened fire safety requirements.
•
Trex Expands Enhance® Decking with two new on trend colors featuring the brand's exclusive SunComfortable™ technology.
•
Trex Named America's Most Trusted® Outdoor Decking for sixth consecutive year, according to a nationwide study by Lifestory Research.
•
Trex Innovation Earns Top Industry and Global Design Honors. Trex Select® Decking and Signature® X-Series™ Railing recognized for performance and versatility.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$343,403	$339,993	$3,410	1.0%
Gross profit	$139,022	$137,731	$1,291	0.9%
Net income	$61,403	$60,434	$969	1.6%
EBITDA*	$101,876	$95,912	$5,964	6.2%
Diluted earnings per share	$0.58	$0.56	$0.02	3.6%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on page 20 of this document under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures and intangibles. During the three months ended March 31, 2026, we spent a total of $25.0 million on capital expenditures and intangibles, including $13.0 million for the Arkansas manufacturing facility, $2.6 million in cost reduction initiatives, $1.9 million for our ERP tool and other platforms, and $7.5 million in all other including capacity expansion in our existing facilities.

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

Conflict with Iran. To date, U.S. and Israel's conflict with Iran has not materially affected our business or our results of operations. We will continue to closely monitor the potential economic impact of the conflict on commodity and fuel prices, supply chains, pricing of raw materials, and its impact on consumer confidence. We cannot predict the impact continued conflict may have on the economy, our industry, or our business.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended March 31, 2026 (2026 quarter) compared to the three months ended March 31, 2025 (2025 quarter).

Three Months Ended March 31, 2026 Compared To The Three Months Ended March 31, 2025

Net Sales

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net sales	$343,403	$339,993	$3,410	1.0%

Net sales increased by $3.4 million, or 1%, in the 2026 quarter compared to the 2025 quarter. The increase was substantially due to price increases taken in the second quarter of 2025, partially offset by a decrease in volume. First quarter volume is largely driven by channel stocking to support the second and third quarter peak buying season. With our level load production strategy implemented in 2025, we have elected to reduce channel inventories for the early part of the year and rely on our own inventory to support peak channel requirements later in the year, resulting in lower first quarter volume.

Gross Profit

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of sales	$204,381	$202,262	$2,119	1.0%
% of total net sales	59.5%	59.5%
Gross profit	$139,022	$137,731	$1,291	0.9%
Gross margin	40.5%	40.5%

Gross profit as a percentage of net sales, gross margin, was 40.5% in the 2026 quarter and the 2025 quarter. Gross margin in the 2026 quarter was favorably impacted by pricing and absorption due to higher production compared to the 2025 quarter, offset by increased incentives.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$55,517	$56,068	$(551)	(1.0)%
% of total net sales	16.2%	16.5%

Selling, general and administrative expenses decreased $0.5 million to $55.5 million, or 16.2% of net sales, in the 2026 quarter. The decrease was related to a $3.0 million reduction in personnel expenses primarily for decreased self-insured medical costs and incentive compensation partially offset by increases of $1.4 million in branding, and $0.8 million in research and development costs.

Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$22,102	$21,153	$949	4.5%
Effective tax rate	26.5%	25.9%

The effective tax rate for the 2026 quarter was 26.5% compared to 25.9% in the 2025 quarter. The increase in the effective tax rate for the 2026 quarter compared to the 2025 quarter was primarily the result of a reduction in the allowable deduction for foreign derived intangible income.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income	$61,403	$60,434
Interest expense (income), net	—	76
Income tax expense	22,102	21,153
Depreciation and amortization	18,371	14,249
EBITDA	$101,876	$95,912

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
EBITDA	$101,876	$95,912	$5,964	6.2%

EBITDA increased 6.2% to $101.9 million for the 2026 quarter compared to $95.9 million for the 2025 quarter. The increase in EBITDA was primarily driven by an increase in net sales and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At March 31, 2026, we had $4.5 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(118,425)	$(154,013)
Net cash used in investing activities	(24,912)	(79,965)
Net cash provided by financing activities	144,022	237,649
Net increase in cash and cash equivalents	$685	$3,671

Operating Activities

Cash used in operations was $118.4 million during the 2026 quarter compared to cash used in operations of $154.0 million during the 2025 quarter. The $35.6 million decrease in cash used in operating activities was primarily related to higher accounts payable and a lower increase in accounts receivable in the 2026 period relative to the prior year period. These favorable impacts were partially offset by inventory changes, as the 2026 period reflected smaller reduction in inventory compared to the prior year period.

Investing Activities

Cash used in investing activities for capital expenditures and intangibles in the 2026 quarter was $25.0 million primarily related to $13.0 million for the Arkansas manufacturing facility, $2.6 million in cost reduction initiatives, $1.9 million for our ERP tool and other platforms, and $7.5 million in all other including capacity expansion, and maintenance upgrades.

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

Financing Activities

Net cash provided by financing activities in the 2026 quarter consisted primarily of net borrowings under our line of credit.

Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date. On February 26, 2026, Trex entered into an Accelerated Stock Repurchase program (ASR) under the 2023 Stock Repurchase Program. As such, we made a prepayment of $100 million to Wells Fargo and received an initial delivery of 1.9 million shares valued at approximately 80% of the prepayment amount. During the three months ended, March 31, 2026 we repurchased 1.9 million shares under the ASR based on the initial delivery described in the preceding sentence. The total number of shares we will ultimately repurchase and the average price per share will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a negotiated discount and subject to customary adjustments, and is expected to occur no later than the second quarter of 2026.

As of March 31, 2026 the remaining number of shares available for repurchase under the 2023 Stock Repurchase Program is 5,516,405.

On April 28, 2026, our Board of Directors authorized an additional 10 million shares to be repurchased under the 2023 Stock Repurchase Program.

Revolving Credit Facility

Indebtedness prior to March 26, 2026. On October 10, 2024, Trex entered into a Second Amendment to the Credit Agreement (Second Amendment) with certain lending parties thereto (Lenders) to amend that Credit Agreement dated as of May 18, 2022, as amended by that certain First Amendment dated as of December 22, 2022.

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

Indebtedness on and after March 26, 2026. On March 26, 2026 Trex entered into a Credit Agreement with certain lending parties thereto (Lenders) to amend and restate the Credit Agreement dated as of May 18,2022, as amended (the Prior Credit Agreement).

The Credit Agreement provides us with one or more Revolving Loans in a collective maximum principal amount of $700,000,000 (Loan Limit) throughout the term, which ends March 26, 2031. Included within the Loan Limit are sublimits for, Letters of Credit (as defined in the Credit Agreement) in an amount not to exceed $60,000,000 and Swing Line Loans (as defined in the Credit Agreement) in an amount not to exceed $40,000,000.

Base Rate Loans (as defined in the Credit Agreement) under the Revolving Loans and the Swing Line Loans accrue interest at the Base Rate plus the Applicable Rate (as defined in the Credit Agreement) and Term SOFR Loans or Term SOFR Daily Floating Rate Loans for the Revolving Loans accrue interest at the rate per annum equal to the sum of Term SOFR Loans/Term SOFR Daily Floating Rate for such interest period plus the Applicable Rate (as defined in the Credit Agreement). The Base Rate for any day is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the rate of interest in effect for such day as publicly announced from time to time by BOA as its prime rate, and (c) the Term SOFR plus 1.0% subject to certain interest rate floors. Repayment of all then outstanding principal, interest, fees and costs is due on the last day of the Term (as defined in the Credit Agreement).

At March 31, 2026, we had $382.5 million in borrowings outstanding under our revolving credit facility. The total availability under the revolving credit facility was $314.4 million as of March 31, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million.

Compliance with Debt Covenants and Restrictions. Pursuant to the terms of the Credit Agreement, the Company, is subject to certain loan compliance covenants. The Credit Agreement requires the Company to maintain (a) a Consolidated Interest Coverage Ratio of not less than 2.50 to 1.0 and (b) a Consolidated Debt to Consolidated EBITDA Ratio of not more than 3.75 to 1.0, each measured as of the end of each Fiscal Quarter, commencing with the Fiscal Quarter ended June 30, 2026. The maximum Consolidated Debt to Consolidated EBITDA Ratio is automatically increased to 4.25 to 1.0 for the Fiscal Quarter in which a qualifying Acquisition with cash consideration (including assumed or acquired Debt) of $75,000,000 or more occurs and each of the following four Fiscal Quarters (an "Adjustment Period"), subject to a limit of two Adjustment Periods during the term of the Credit Agreement.

The Credit Agreement also contains an equity cure mechanism, under which the Company may make cash equity contributions (funded with proceeds of common equity) to be included in the calculation of Consolidated EBITDA solely for purposes of determining compliance with the financial covenants, subject to certain conditions and limitations, including that in each consecutive four Fiscal Quarter period there must be at least two Fiscal Quarters in which no such contribution is made.

The Company was in compliance with all covenants at March 31, 2026. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

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

Inventory in Distribution Channels. We sell our decking and railing products through a tiered distribution system. We have over 100 distributor locations worldwide and two national retail merchandisers to which we sell our products. The distributors in turn sell the products to dealers and retail locations who in turn sell the products to end users. Significant increases in inventory levels in the distribution channel without a corresponding change in end-use demand could have an adverse effect on future sales.

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

We maintain a warranty reserve for the settlement of our product warranty claims. We accrue for the estimated cost of product warranty claims at the time revenue is recognized based on such factors as historical claims experience and future claims experience. To estimate our future claims experience, we utilize actuarial techniques to determine a reasonable possible range of amounts to be paid related to defects covered by our product warranty. The actuarial techniques consider claims received, claims closed, and the corresponding amounts paid. Estimates for these elements are quantified using a range of assumptions derived from claim history and consideration of additional factors influencing claim counts or costs incurred to settle claims in order to determine the best estimate of future claims for which to record a related liability. We review and adjust these estimates, if necessary, based on the differences between actual experience and historical estimates.

We monitor claims activity each quarter for indications that our estimates require revision. We use the best and most complete underlying information available and a rational methodology to determine our warranty obligations. We consider all available evidence to assess the reasonableness of all key assumptions underlying our estimated warranty obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s market risk exposure during the three months ended March 31, 2026.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended March 31, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2026 – January 31, 2026	—	—	—	7,427,537
February 1, 2026 – February 28, 2026	1,911,132	39.42	1,911,132	5,516,405
March 1, 2026 – March 31, 2026	49,580	41.42	—	5,516,405
Quarterly period ended March 31, 2026	1,960,712		1,911,132

(1)
During the three months ended March 31, 2026, 49,580 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program of up to 10.8 million shares of its outstanding common stock. This repurchase program has no set expiration date. During the first quarter of 2026, the Company entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase an aggregate of $100.0 million of the Company’s common stock as part of its share repurchase program. At inception, the Company made an initial payment of $100.0 million and received 1.9 million shares of common stock, representing 80% of the dollar amount of the transaction based on the February 26, 2026 closing share price, over the transaction’s term (the “ASR Agreement”). The total number of shares the Company will ultimately repurchase and the average price per share will be based on the average of the daily volume-weighted average prices of our common stock during the term of the ASR Agreement, less a negotiated discount and subject to customary adjustments, and is expected to occur no later than the second quarter of 2026. As of March 31, 2026, the Company had repurchased 5,283,595 shares under the 2023 Stock Repurchase Program. The remaining number of shares available for repurchase under the 2023 Stock Repurchase Program is 5,516,405.

Item 5. Other Information

Insider Trading Arrangements

On March 5, 2026, Jacob T. Rudolph, Senior Vice President, Chief Human Resources Officer, entered into a 10b5-1 arrangement (The "10b5-1 Plan") for the sale of 1,400 shares of the Company's common stock. The 10b5-1 Plan, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on the earlier of October 29, 2026 or the date all trades pursuant to the 10b5-1 Plan are executed.

No other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: May 7, 2026	By:	/s/ Prithvi S. Gandhi
Prithvi S. Gandhi
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

4.1	Credit Agreement dated as of March 26, 2026 between the Company as borrower, Bank of America, N.A. (BOA), as a Lender, Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association (Wells Fargo), and TD Bank, N.A., as Co-Syndication Agents, PNC Bank, National Association, as Documentation Agent, Truist Bank, and Atlantic Union Bank (each, a Lender and collectively, the Lenders), arranged by BofA Securities, Inc. as Joint Lead Arranger and Sole Bookrunner, Wells Fargo Securities LLC, TD Bank, N.A., and PNC Capital Markets LLC, as Joint Lead Arrangers.	8-K	4.1	April 1, 2026	001-14649

10.1*/**	Amended and Restated Change in Control Severance Agreement dated April 28, 2026 by and between Trex Company, Inc. and Adam D. Zambanini.

10.2*/**	Amended and Restated Severance Agreement dated April 28, 2026 by and between Trex Company, Inc. and Adam D. Zambanini.

10.3**	Transition Agreement, dated February 24,2026, by and between Bryan H. Fairbanks and Trex Company, Inc.	8-K	10.1	February 24, 2026	001-14649

10.4**	Form of Retention Agreement between Trex Company, Inc. and Prithvi S. Gandhi dated February 24, 2026.	10-K	10.10	February 25, 2026	001-14649

10.5	Form of Forward Share Repurchase Transaction Confirmation by and between Trex Company, Inc. and Wells Fargo Bank, National Association.	8-K	10.1	March 3, 2026	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.