Form 10-Q
period 2026-06-30
TREX CO INC
filed 2026-08-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at July 16, 2026 was 101,865,190 shares.

TREX COMPANY, INC.

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$418,019	$387,801	$761,422	$727,794
Cost of sales	259,675	229,669	464,056	431,931
Gross profit	158,344	158,132	297,366	295,863
Selling, general and administrative expenses	67,480	55,734	122,997	111,801
Other expenses	4,672	—	4,672	—
Income from operations	86,192	102,398	169,697	184,062
Interest expense (income), net	2,327	(77)	2,327	—
Income before income taxes	83,865	102,475	167,370	184,062
Provision for income taxes	21,989	26,566	44,091	47,719
Net income	$61,876	$75,909	$123,279	$136,343
Basic earnings per common share	$0.60	$0.71	$1.19	$1.27
Basic weighted average common shares outstanding	102,314,156	107,227,128	103,678,673	107,204,024
Diluted earnings per common share	$0.60	$0.71	$1.19	$1.27
Diluted weighted average common shares outstanding	102,385,222	107,296,203	103,751,287	107,290,272
Comprehensive income	$61,876	$75,909	$123,279	$136,343

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,475	$3,807
Accounts receivable, net	262,548	48,091
Inventories	189,644	238,665
Prepaid expenses and other assets	18,883	19,843
Total current assets	477,550	310,406
Property, plant and equipment, net	1,054,385	1,049,733
Operating lease assets	49,011	52,632
Goodwill and other intangible assets, net	35,020	31,529
Other assets	10,502	9,141
Total assets	$1,626,468	$1,453,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$60,659	$34,759
Accrued expenses and other liabilities	131,245	77,030
Accrued warranty	5,009	5,416
Line of credit	253,000	133,500
Total current liabilities	449,913	250,705
Deferred income taxes	85,833	85,833
Operating lease liabilities	37,803	41,755
Non-current accrued warranty	26,278	24,324
Other long-term liabilities	16,559	16,560
Total liabilities	616,386	419,177
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, 360,000,000 shares authorized; 141,293,260 and 141,208,139 shares issued and 101,865,035 and 105,737,266 shares outstanding, at June 30, 2026 and December 31, 2025, respectively	1,413	1,412
Additional paid-in capital	159,323	155,316
Retained earnings	1,913,126	1,789,847
Treasury stock, at cost, 39,428,225 and 35,470,873 shares as of June 30, 2026 and December 31, 2025, respectively	(1,063,780)	(912,311)
Total stockholders’ equity	1,010,082	1,034,264
Total liabilities and stockholders’ equity	$1,626,468	$1,453,441

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2025	105,737,266	$1,412	$155,316	$1,789,847	35,470,873	$(912,311)	$1,034,264
Net income	—	—	—	61,403	—	—	61,403
Employee stock plans	9,423	—	285	—	—	—	285
Shares withheld for taxes on awards	(49,580)	—	(2,052)	—	—	—	(2,052)
Stock-based compensation	112,600	1	2,634	—	—	—	2,635
Repurchases of common stock	(1,911,132)	—	—	—	1,911,132	(80,774)	(80,774)
Unsettled accelerated share repurchase	—	—	(20,000)	—	—	—	(20,000)
Balance, March 31, 2026	103,898,577	$1,413	$136,183	$1,851,250	37,382,005	$(993,085)	$995,761
Net income	—	—	—	61,876	—	—	61,876
Employee stock plans	10,737	—	336	—	—	—	336
Shares withheld for taxes on awards	(861)	—	(36)	—	—	—	(36)
Stock-based compensation	2,802	—	2,840	—	—	—	2,840
Repurchases of common stock	(2,046,220)	—	—	—	2,046,220	(70,695)	(70,695)
Settled accelerated stock repurchase	—	—	20,000	—	—	—	20,000
Balance, June 30, 2026	101,865,035	$1,413	$159,323	$1,913,126	39,428,225	$(1,063,780)	$1,010,082

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,599,432	33,943,946	$(861,872)	$887,124
Net income	—	—	—	60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,659,866	33,943,946	$(861,872)	$947,061
Net income	—	—	—	75,909	—	—	75,909
Employee stock plans	7,250	—	335	—	—	—	335
Shares withheld for taxes on awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	26	—	2,934	—	—	—	2,934
Balance, June 30, 2025	107,234,288	$1,412	$150,923	$1,735,775	33,943,946	$(861,872)	$1,026,238

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$123,279	$136,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,738	30,057
Stock-based compensation	5,474	5,247
Loss on disposal of property, plant and equipment	4,672	8
Other non-cash adjustments	(225)	234
Changes in operating assets and liabilities:
Accounts receivable	(214,457)	(202,870)
Inventories	49,021	65,439
Prepaid expenses and other assets	115	6,816
Accounts payable	32,546	23,377
Accrued expenses and other liabilities	32,420	24,802
Income taxes receivable/payable	25,157	6,286
Net cash provided by operating activities	95,740	95,739

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(52,737)	(126,275)
Purchased intangibles	(4,542)	(4,901)
Proceeds from sales of property, plant and equipment	81	189
Net cash used in investing activities	(57,198)	(130,987)

FINANCING ACTIVITIES
Borrowings under line of credit	507,000	534,047
Principal payments under line of credit	(387,500)	(491,200)
Repurchases of common stock	(153,557)	(4,008)
Proceeds from employee stock purchase and option plans	621	634
Financing costs	(2,438)	6
Net cash used in (provided by) financing activities	(35,874)	39,479
Net increase in cash and cash equivalents	2,668	4,231
Cash and cash equivalents, beginning of period	3,807	1,292
Cash and cash equivalents, end of period	$6,475	$5,523
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$1,307	$—
Cash paid for income taxes, net	$18,933	$41,432
Supplemental non-cash investing and financing disclosure:
(Decrease) increase capital expenditures in accounts payable and accrued expenses	$(6,485)	$18,246

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2026 and June 30, 2025

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

The unaudited consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

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

5.
INVENTORIES

Inventories valued at FIFO (first-in, first-out), consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finished goods	$139,569	$179,758
Raw materials	50,075	58,907
Total FIFO (first-in, first-out) inventories	189,644	238,665

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$18,372	$17,173
Income tax receivable	$—	$2,147
Other	511	523
Total prepaid expenses and other assets	$18,883	$19,843

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at June 30, 2026, and December 31, 2025, was $15.4 million and $14.2 million. At June 30, 2026 and December 31, 2025 intangible assets were $24.0 million and $20.7 million, and accumulated amortization was $4.4 million and $3.5 million, respectively. The Company’s intangible assets, purchased in 2018, 2024, 2025, and 2026 consist of domain names and internal use software. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software related to the Company's ERP and other platform tools, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the six months ended June 30, 2026, and June 30, 2025, was $0.9 million and $0.2 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Sales and marketing	$55,672	$26,866
Income taxes	26,449	3,439
Compensation and benefits	23,078	21,448
Operating lease liabilities	12,569	12,079
Manufacturing costs	3,029	2,262
Capital projects	118	3,932
Other	10,330	7,004
Total accrued expenses and other liabilities	$131,245	$77,030

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

Indebtedness on and after March 26, 2026. On March 26, 2026, the Company entered into a Credit Agreement with certain lending parties thereto (Lenders) to amend and restate the Credit Agreement dated as of May 18, 2022, as amended (the Prior Credit Agreement).

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

As of June 30, 2026, the Company had $253.0 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $443.9 million as of June 30, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million. The weighted average interest rate on the revolving credit facility was 4.6% as of June 30, 2026.

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

The Company was in compliance with all covenants as of June 30, 2026. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 11 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the six months ended June 30, 2026 and June 30, 2025, total operating lease expense was $6.7 million and $6.0 million, respectively. The weighted average remaining lease term at June 30, 2026 and December 31, 2025 was 6.3 years and 6.7 years, respectively. The weighted average discount rate at June 30, 2026 and December 31, 2025 was 4.76% and 4.70%, respectively.

The following table includes supplemental cash flow information for the six months ended June 30, 2026 and June 30, 2025, and supplemental balance sheet information at June 30, 2026 and December 31, 2025 related to operating leases (in thousands):

	Six Months Ended June 30,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$6,558	$5,486
Operating assets obtained in exchange for lease liabilities	$1,853	$1,074

Supplemental balance sheet information	June 30, 2026	December 31, 2025
Operating lease assets	$49,011	$52,632
Operating lease liabilities:
Accrued expenses and other current liabilities	$12,569	$12,079
Operating lease liabilities	37,803	41,755
Total operating lease liabilities	$50,372	$53,834

The following table summarizes maturities of operating lease liabilities at June 30, 2026 (in thousands):

Maturities of operating lease liabilities
2026	$6,521
2027	12,576
2028	11,017
2029	5,567
2030	4,319
Thereafter	19,783
Total lease payments	59,783
Less imputed interest	(9,411)
Total operating lease liabilities	$50,372

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$61,876	$75,909	$123,279	$136,343
Denominator:
Basic weighted average shares outstanding	102,314,156	107,227,128	103,678,673	107,204,024
Effect of dilutive securities:
Stock appreciation rights and options	27,156	27,256	21,078	30,900
Restricted stock	43,910	41,819	51,536	55,348
Diluted weighted average shares outstanding	102,385,222	107,296,203	103,751,287	107,290,272
Basic earnings per share	$0.60	$0.71	$1.19	$1.27
Diluted earnings per share	$0.60	$0.71	$1.19	$1.27

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock appreciation rights	160,044	149,278	160,044	139,174
Restricted stock	48,406	92,201	111,708	92,498

Stock Repurchase Program

On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. The 2023 Stock Repurchase Program has no set expiration date. On February 26, 2026, Trex entered into an Accelerated Stock Repurchase program ("ASR") under the 2023 Stock Repurchase Program. As such, the Company made a prepayment of $100 million to Wells Fargo and received an initial delivery of 1.9 million shares valued at approximately 80% of the prepayment amount. On April 28, 2026, the Trex Board of Directors authorized an additional 10 million shares to be repurchased under the 2023 Stock Repurchase Program.

During the six months ended, June 30, 2026, the Company repurchased an aggregate of 3.9 million shares of its common stock, consisting of 2.6 million shares by the ASR program and 1.3 million shares under the 2023 Repurchase Program. As of June 30, 2026 the remaining number of shares available for repurchase under the 2023 Stock Repurchase Program is 13,470,185.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended June 30, 2026 and June 30, 2025, the Company’s net sales were $418,019 and $387,801, respectively. For the six months ended June 30, 2026 and June 30, 2025, the Company's net sales were $761,422 and $727,794, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan, which is administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,412,604 shares.

The following table summarizes the Company’s stock-based compensation grants for the six months ended June 30, 2026:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	127,124	$40.73
Performance-based restricted stock units (a)	104,560	$44.34

(a)
Includes 84,878 of target performance-based restricted stock unit awards granted during the six months ended June 30, 2026, and adjustments of 19,682 to grants due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023.

The fair value of each SAR is estimated on the date of grant using a Black-Scholes option-pricing formula. No SARs were issued in the six months ended June 30, 2026. For SARs issued in the six months ended June 30, 2025, the data and assumptions shown in the following table were used:

Six Months Ended June 30, 2025
Weighted-average fair value of grants	$33.06
Dividend yield	0%
Average risk-free interest rate	4.3%
Expected term (years)	5
Expected volatility	51.4%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock appreciation rights	$213	$330	$485	$624
Time-based restricted stock and restricted stock units	1,523	1,578	2,954	2,404
Performance-based restricted stock and restricted stock units	899	967	1,774	2,106
Employee stock purchase plan	205	59	261	113
Total stock-based compensation	$2,840	$2,934	$5,474	$5,247

Total unrecognized compensation cost related to unvested awards as of June 30, 2026 was $14.6 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2026 and June 30, 2025, was 26.3% and 25.9%, which resulted in income tax expense of $44.1 million and $47.7 million, respectively.

During the six months ended June 30, 2026 and June 30, 2025, the Company realized $(0.1) million and $(0.1) million, respectively, of excess tax expense from stock-based awards and recorded a corresponding expense to income tax expense.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of June 30, 2026, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of June 30, 2026, for certain tax jurisdictions tax years 2021 through 2025 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Trex product warranty reserve activity consisted of the following, and is included in Accrued warranty and Non-current accrued warranty in the Consolidated Balance Sheets (in thousands):

Six Months Ended June 30, 2026
Product Warranty
Beginning balance, January 1	$29,740
Provisions and changes in estimates	5,357
Settlements made during the period	(3,811)
Ending balance, June 30	$31,286

Six Months Ended June 30, 2025
Product Warranty
Beginning balance, January 1	$22,835
Provisions and changes in estimates	6,705
Settlements made during the period	(3,789)
Ending balance, June 30	$25,751

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

As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Condensed Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Condensed Consolidated Balance Sheets. As of June 30, 2026, the gross asset and liability associated with the IRBs was $450 million.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and six months ended June 30, 2026, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and six months ended June 30, 2026 compared to the three months and six months ended June 30, 2025.
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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Named Among America's Climate Leaders by USA Today. Trex was among 500 U.S. companies that are making measurable progress in reducing their carbon footprint and taking meaningful climate action.
•
Trex's 2025 Sustainability Report, 'For Today and Tomorrow.' The report published in June, highlights Trex's unique commitment to the quality, durability, and sustainability of its products.
•
Trex Named to TIME's List of America's Best Companies 2026. Trex was the only decking brand to be included in this year's roster. In addition, Trex was ranked among the Top 100 Sustainable Engineering, Manufacturing & Medical Technology Companies.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$418,019	$387,801	$30,218	7.8%
Gross profit	$158,344	$158,132	$212	0.1%
Net income	$61,876	$75,909	$(14,033)	(18.5)%
EBITDA*	$105,559	$118,205	$(12,646)	(10.7)%
Diluted earnings per share	$0.60	$0.71	$(0.11)	(15.5)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$761,422	$727,794	$33,628	4.6%
Gross profit	$297,366	$295,863	$1,503	0.5%
Net income	$123,279	$136,343	$(13,064)	(9.6)%
EBITDA*	$207,435	$214,119	$(6,684)	(3.1)%
Diluted earnings per share	$1.19	$1.27	$(0.08)	(6.3)%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 20 and 21 of this Quarterly Report on Form 10-Q under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the six months ended June 30, 2026, our capital expenditures were $57.3 million primarily related to $20.0 million for the Arkansas manufacturing facility, $6.5 million in cost reduction initiatives, $4.5 million for our ERP tool and other platforms, and $26.3 million in all other including capacity expansion in our existing facilities.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended June 30, 2026 (2026 quarter) compared to the three months ended June 30, 2025 (2025 quarter), and for the six months ended June 30, 2026 (2026 six-month period) compared to the six months ended June 30, 2025 (2025 six-month period).

Three Months Ended June 30, 2026 Compared To The Three Months Ended June 30, 2025

Net Sales

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net sales	$418,019	$387,801	$30,218	7.8%

Net sales increased by $30.2 million, or 7.8%, in the 2026 quarter compared to the 2025 quarter. The increase was due to an increase in volume and net price, offset by the mix of products sold.

Gross Profit

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of sales	$259,675	$229,669	$30,006	13.1%
% of total net sales	62.1%	59.2%
Gross profit	$158,344	$158,132	$212	0.1%
Gross margin	37.9%	40.8%

Gross profit as a percentage of net sales, gross margin, was 37.9% in the 2026 quarter compared to 40.8% in the 2025 quarter. The decrease in gross margin was primarily the result of higher input and material costs, increased depreciation, lower production, and unfavorable mix.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$67,480	$55,734	$11,746	21.1%
% of total net sales	16.1%	14.4%

Selling, general and administrative expenses increased $11.7 million to $67.5 million, or 16.1% of net sales, in the 2026 quarter. The increase primarily related to increases of $4.1 million in personnel related expenses, $3.7 million in branding, and $2.8 million in services.

Other Expenses

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expenses	$4,672	$—	$4,672	100.0%
% of total net sales	1.1%	—

Other expenses increased $4.7 million in the 2026 quarter. The increase was due to the write down of assets at our Virginia manufacturing facilities to reduce the carrying value of the assets to their estimated fair value.

Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$21,989	$26,566	$(4,577)	(17.2)%
Effective tax rate	26.2%	25.9%

The effective tax rate for the 2026 quarter was comparable to the 2025 quarter and was 26.2% and 25.9%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income	$61,876	$75,909
Interest expense (income), net	2,327	(77)
Income tax expense	21,989	26,566
Depreciation and amortization	19,367	15,807
EBITDA	$105,559	$118,205

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
EBITDA	$105,559	$118,205	$(12,646)	(10.7)%

EBITDA decreased 10.7% to $105.6 million for the 2026 quarter compared to $118.2 million for the 2025 quarter. The decrease in EBITDA was driven primarily by lower gross profit and the write down of assets.

Six Months Ended June 30, 2026 Compared To The Six Months Ended June 30, 2025

Net Sales

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net sales	$761,422	$727,794	$33,628	4.6%

Total net sales increased by $33.6 million, or 4.6%, in the 2026 six-month period compared to the 2025 six-month period. The increase was due to an increase in volume and net price.

Gross Profit

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of sales	$464,056	$431,931	$32,125	7.4%
% of total net sales	60.9%	59.3%
Gross profit	$297,366	$295,863	$1,503	0.5%
Gross margin	39.1%	40.7%

Gross profit as a percentage of net sales, gross margin, was 39.1% in the 2026 six-month period compared to 40.7% in the 2025 six-month period. The decrease in gross margin was primarily the result of higher input and material costs, increased depreciation, and unfavorable mix, partially offset by increased productivity.

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

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$122,997	$111,801	$11,196	10.0%
% of total net sales	16.2%	15.4%

Selling, general and administrative expenses increased $11.2 million to $123.0 million, or 16.2% of net sales, in the 2026 six-month period. The increase primarily related to increases of $5.1 million in branding, $3.4 million in services, and $1.1 million in personnel related expenses.

Other Expenses

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expenses	$4,672	$—	$4,672	100.0%
% of total net sales	0.6%	—

Other expenses increased $4.7 million in the 2026 six-month period. The increase was due to the write down of assets at our Virginia manufacturing facilities to reduce the carrying value of the assets to their estimated fair value.

Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$44,091	$47,719	$(3,628)	(7.6)%
Effective tax rate	26.3%	25.9%

The effective tax rate for the 2026 six-month period and the 2025 six-month period was 26.3% and 25.9%, respectively.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income	$123,279	$136,343
Interest expense, net	2,327	—
Income tax expense	44,091	47,719
Depreciation and amortization	37,738	30,057
EBITDA	$207,435	$214,119

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
EBITDA	$207,435	$214,119	$(6,684)	(3.1)%

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

Total EBITDA decreased 3.1% to $207.4 million for the 2026 six-month period compared to $214.1 million for the 2025 six-month period. The decrease in EBITDA was driven primarily by lower gross profit and the write down of assets.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, operating leases and normal trade credit terms from operating activities. At June 30, 2026, we had $6.5 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$95,740	$95,739
Net cash used in investing activities	(57,198)	(130,987)
Net cash used in (provided by) financing activities	(35,874)	39,479
Net increase in cash and cash equivalents	$2,668	$4,231

Operating Activities

Cash provided by operations was $95.7 million during the 2026 six-month period compared to cash provided by operations of $95.7 million during the 2025 six-month period. Accounts receivable increased more during the six months ended June 30, 2026 than during the comparable prior-year period, primarily due to higher sales volume. This unfavorable impact on operating cash flow was partially offset by lower tax payments compared to the 2025 six-month period.

Investing Activities

Capital expenditures in the 2026 six-month period were $57.3 million primarily related to $20.0 million for the Arkansas manufacturing facility, $6.5 million in cost reduction initiatives, $4.5 million for our ERP tool and other platforms, and $26.3 million in all other including capacity expansion in our existing facilities.

Financing Activities

Net cash used in financing activities in the 2026 six-month period consisted primarily of repurchases of common stock, partially offset by net borrowings on the revolving credit facility.

Stock Repurchase Program. On May 4, 2023, the Trex Board of Directors adopted a stock repurchase program (2023 Stock Repurchase Program) of up to 10.8 million shares of its outstanding common stock. On February 26, 2026, Trex entered into an Accelerated Stock Repurchase program ("ASR") under the 2023 Stock Repurchase Program. On April 28, 2026, the Trex Board of Directors authorized an additional 10 million shares to be repurchased under the 2023 Stock Repurchase Program. During the six months ended, June 30, 2026, the Company repurchased an aggregate of 3.9 million shares of its common stock, consisting of 2.6 million shares by the ASR program and 1.3 million shares under the 2023 Repurchase Program. As of June 30, 2026 the remaining number of shares available for repurchase under the 2023 Stock Repurchase Program is 13,470,185.

On July 29, 2026, the Board of Directors authorized a new share repurchase program allowing for the repurchase of up to $150.0 million of the Company's common stock. Management believes the authorization provides flexibility in the Company's capital allocation strategy and reflects confidence in the Company's long-term cash flow generation and financial position. Future repurchases will depend on business conditions, available liquidity, market conditions, and other investment opportunities.

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

Indebtedness on and after March 26, 2026. On March 26, 2026 Trex entered into a Credit Agreement with certain lending parties thereto (Lenders) to amend and restate the Credit Agreement dated as of May 18, 2022, as amended (the Prior Credit Agreement).

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

At June 30, 2026, we had $253.0 million in outstanding borrowings under the revolving credit facility. The total availability under the revolving credit facility was $443.9 million as of June 30, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s market risk exposure during the six months ended June 30, 2026.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company’s principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended June 30, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Additional Number of Shares (or Units) Authorized as Part of Publicly Announced Plans or Programs (3)	(e) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2026 – April 30, 2026	1,309,502	38.59	1,308,713	10,000,000	14,207,692
May 1, 2026 – May 31, 2026	737,579	27.39	737,507	—	13,470,185
June 1, 2026 – June 30, 2026	—	—	—	—	13,470,185
Quarterly period ended June 30, 2026	2,047,081		2,046,220	10,000,000

(1)
During the three months ended June 30, 2026, 861 shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Trex Board of Directors adopted a new stock repurchase program of up to 10.8 million shares of its outstanding common stock, and terminated the existing Stock Repurchase Program. This repurchase program has no set expiration date and 2,046,220 shares were repurchased under the program during the three months ended June 30, 2026.
(3)
On April 28, 2026, the Trex Board of Directors authorized an additional 10 million shares to be repurchased under the 2023 Stock Repurchase Program.

On July 29, 2026, the Company's Board of Directors authorized a share repurchase program pursuant to which the Company may repurchase up to $150.0 million of its outstanding common stock. Repurchases under the plan may be made from time to time through open market purchases, privately negotiated transactions, accelerated share repurchase transactions, or other means, in accordance with applicable securities laws and regulations.

The timing, manner, price, and amount of any repurchases will be determined by management based on market conditions, share price, legal requirements, and other factors. The repurchase program does not obligate the Company to acquire any particular amount of common stock and may be suspended, modified, or discontinued at any time at the Company's discretion.

Item 5. Other Information

Insider Trading Arrangements. On June 25, 2026, Jacob T. Rudolph, Chief Human Resources Officer, sold 1,400 shares of the Company's common stock. under a Rule 10b5-1 arrangement (the "10b5-1 Plan") he entered into on March 5, 2026, and subsequently terminated the 10b5-1 Plan.

No other directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: August 4, 2026	By:	/s/ Prithvi S. Gandhi
Prithvi S. Gandhi
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Description	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation of Trex Company, Inc. dated July 28, 2021.	10-Q	3.6	August 2, 2021	001-14649

3.2	First Certificate of Amendment to the Restated Certificate of Incorporation of Trex Company, Inc. dated May 5, 2022	10-Q	3.2	May 9, 2022	001-14649

3.3	Amended and Restated By-Laws of the Company dated February 21, 2024	10-K	3.3	February 26, 2024	001-14649

10.1**	Amended and Restated Change in Control Severance Agreement dated April 28, 2026 by and between Trex Company, Inc. and Adam D. Zambanini.	10-Q	10.1	May 7, 2026	001-14649

10.2**	Amended and Restated Severance Agreement dated April 28, 2026 by and between Trex Company, Inc. and Adam D. Zambanini.	10-Q	10.2	May 7, 2026	001-14649

31.1*	Certification of Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104.1	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

* Filed herewith.

** Management contract or compensatory plan or agreement.

*** Furnished herewith.