Form 10-Q
period 2026-09-30
TREX CO INC
filed 2026-11-04
CIK 1069878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at October 14, 2026 was 99,936,893 shares.

TREX COMPANY, INC.

INDEX

		Page

PART I FINANCIAL INFORMATION		2

Item 1.	Condensed Consolidated Financial Statements	2

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and September 30, 2025 (unaudited)		2

Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)		3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and September 30, 2025 (unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and September 30, 2025 (unaudited)		5

Notes to Condensed Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TREX COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$359,504	$285,348	$1,120,926	$1,013,142
Cost of sales	230,031	169,910	694,087	601,842
Gross profit	129,473	115,438	426,839	411,300
Selling, general and administrative expenses	56,455	45,041	179,452	156,841
Other expenses	496	—	5,169	—
Income from operations	72,522	70,397	242,218	254,459
Interest expense, net	843	—	3,170	—
Income before income taxes	71,679	70,397	239,048	254,459
Provision for income taxes	19,186	18,627	63,276	66,346
Net income	$52,493	$51,770	$175,772	$188,113
Basic earnings per common share	$0.52	$0.48	$1.71	$1.75
Basic weighted average common shares outstanding	101,719,534	107,244,573	103,018,450	107,217,689
Diluted earnings per common share	$0.52	$0.48	$1.70	$1.75
Diluted weighted average common shares outstanding	101,827,361	107,332,641	103,102,802	107,304,543
Comprehensive income	$52,493	$51,770	$175,772	$188,113

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,271	$3,807
Accounts receivable, net	222,914	48,091
Inventories	181,189	238,665
Prepaid expenses and other assets	18,674	19,843
Total current assets	426,048	310,406
Property, plant and equipment, net	1,049,158	1,049,733
Operating lease right-of-use (ROU) assets	46,275	52,632
Goodwill and other intangible assets, net	35,831	31,529
Other assets	10,329	9,141
Total assets	$1,567,641	$1,453,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,763	$34,759
Accrued expenses and other liabilities	120,591	77,030
Accrued warranty	4,697	5,416
Line of credit	170,000	133,500
Total current liabilities	347,051	250,705
Deferred income taxes	130,845	85,833
Operating lease liabilities	35,262	41,755
Non-current accrued warranty	27,290	24,324
Other long-term liabilities	16,788	16,560
Total liabilities	557,236	419,177
Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $0.01 par value per share, 3,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 360,000,000 shares authorized; 141,319,518 and 141,208,139 shares issued and 100,648,634 and 105,737,266 shares outstanding, at September 30, 2026 and December 31, 2025, respectively	1,413	1,412
Additional paid-in capital	162,230	155,316
Retained earnings	1,965,619	1,789,847
Treasury stock, at cost, 40,670,884 and 35,470,873 shares as of September 30, 2026 and December 31, 2025, respectively	(1,118,857)	(912,311)
Total stockholders’ equity	1,010,405	1,034,264
Total liabilities and stockholders’ equity	$1,567,641	$1,453,441

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2025	105,737,266	$1,412	$155,316	$1,789,847	35,470,873	$(912,311)	$1,034,264
Net income	—		—	61,403	—	—	61,403
Employee stock plans	9,423		285	—	—	—	285
Shares withheld for taxes on awards	(49,580)		(2,052)	—	—	—	(2,052)
Stock-based compensation	112,600	1	2,634	—	—	—	2,635
Repurchases of Common Stock	(1,911,132)		—	—	1,911,132	(80,774)	(80,774)
Unsettled accelerated share repurchase	—		(20,000)	—	—	—	(20,000)
Balance, March 31, 2026	103,898,577	$1,413	$136,183	$1,851,250	37,382,005	$(993,085)	$995,761
Net income	—	—	—	61,876	—	—	61,876
Employee stock plans	10,737	—	336	—	—	—	336
Shares withheld for taxes on awards	(861)	—	(36)	—	—	—	(36)
Stock-based compensation	2,802	—	2,840	—	—	—	2,840
Repurchases of Common Stock	(2,046,220)	—	—	—	2,046,220	(70,695)	(70,695)
Unsettled accelerated share repurchase	—	—	20,000	—	—	—	20,000
Balance, June 30, 2026	101,865,035	$1,413	$159,323	$1,913,126	39,428,225	$(1,063,780)	$1,010,082
Net income	—	—	—	52,493	—	—	52,493
Employee stock plans	7,673	—	285	—	—	—	285
Shares withheld for taxes on awards	—	—	—	—	—	—	—
Stock-based compensation	18,585	—	2,622	—	—	—	2,622
Repurchases of Common Stock	(1,242,659)	—		—	1,242,659	(55,077)	(55,077)
Balance, September 30, 2026	100,648,634	$1,413	$162,230	$1,965,619	40,670,884	$(1,118,857)	$1,010,405

	Common Stock		Additional Paid-In	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2024	107,154,305	$1,411	$148,153	$1,562,450	33,943,946	$(861,872)	$850,142
Net income	—	—	—	60,434	—	—	60,434
Employee stock plans	6,068	—	299	—	—	—	299
Shares withheld for taxes on awards	(49,949)	—	(3,110)	—	—	—	(3,110)
Stock-based compensation	116,588	1	2,313	—	—	—	2,314
Balance, March 31, 2025	107,227,012	$1,412	$147,655	$1,622,884	33,943,946	$(861,872)	$910,079
Net income	—	—	—	75,909	—	—	75,909
Employee stock plans	7,250	—	335	—	—	—	335
Shares withheld for taxes on awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	26	—	2,934	—	—	—	2,934
Balance, June 30, 2025	107,234,288	$1,412	$150,923	$1,698,793	33,943,946	$(861,872)	$989,256
Net income	—	—	—	51,770	—	—	51,770
Employee stock plans	6,076	—	267	—	—	—	267
Shares withheld for taxes on awards	(424)	1	(24)	—	—	—	(23)
Stock-based compensation	14,551	(1)	1,213	—	—	—	1,212
Balance, September 30, 2025	107,254,491	$1,412	$152,379	$1,750,563	33,943,946	$(861,872)	$1,042,482

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$175,772	$188,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,903	46,068
Deferred income taxes	45,012	—
Stock-based compensation	8,096	6,460
Loss on disposal of property, plant and equipment	5,169	507
Other non-cash adjustments	(309)	(169)
Changes in operating assets and liabilities:
Accounts receivable	(174,823)	(75,641)
Inventories	57,476	57,731
Prepaid expenses and other assets	5,378	8,236
Accounts payable	23,438	13,150
Accrued expenses and other liabilities	49,112	30,512
Deferred Revenue	227	—
Income taxes receivable/payable	(6,088)	17,660
Net cash provided by operating activities	248,363	292,627

INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(69,373)	(180,214)
Purchased intangibles	(5,949)	(8,280)
Proceeds from sales of property, plant and equipment	89	358
Net cash used in investing activities	(75,233)	(188,136)

FINANCING ACTIVITIES
Borrowings under line of credit	656,000	679,547
Principal payments under line of credit	(619,500)	(770,847)
Repurchases of common stock	(208,634)	(4,033)
Proceeds from employee stock purchase and option plans	906	901
Financing costs	(2,438)	6
Net cash used in financing activities	(173,666)	(94,426)
Net (decrease) increase in cash and cash equivalents	(536)	10,065
Cash and cash equivalents, beginning of period	3,807	1,292
Cash and cash equivalents, end of period	$3,271	$11,357
Supplemental Disclosure:
Cash paid for interest, net of capitalized interest	$3,023	$—
Cash paid for income taxes, net	$24,353	$48,686
Supplemental non-cash investing and financing disclosure:
(Decrease) increase capital expenditures in accounts payable and accrued expenses	$(6,272)	$27,437

See Notes to Condensed Consolidated Financial Statements (Unaudited).

TREX COMPANY, INC.

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2026 and September 30, 2025

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

The unaudited consolidated results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The Company’s results of operations are affected by a number of factors, including, but not limited to, the cost to manufacture and distribute products, cost of raw materials, inflation, tariffs, consumer spending and preferences, interest rates, the impact of any supply chain disruptions, economic conditions, and/or any adverse effects from global health pandemics and geopolitical conflicts.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report of Trex Company, Inc. on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission.

3.
RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2025, the FASB issued ASU No. 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This guidance provides authoritative guidance for the accounting for government grants received by business entities. This update is effective for annual reporting periods beginning after December 15, 2028 and interim periods within those annual reporting periods, with early adoption permitted. The Company adopted this accounting standard in the third quarter of 2026. Adoption of this update did not have a material impact on the Company's consolidated results of operations or financial position, and no cumulative effect adjustment to opening retained earnings was required.

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

5.
INVENTORIES

Inventories valued at FIFO (first-in, first-out), consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Finished goods	$133,520	$179,758
Raw materials	47,669	58,907
Total FIFO inventories	$181,189	$238,665

6.
PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$13,067	$17,173
Income tax receivable	4,796	2,147
Other	811	523
Total prepaid expenses and other assets	$18,674	$19,843

7.
GOODWILL AND OTHER INTANGIBLE ASSETS, NET

The carrying amount of goodwill at September 30, 2026, and December 31, 2025, was $15.4 million and $14.2 million. At September 30, 2026 and December 31, 2025 gross intangible assets were $25.4 million and $20.7 million, and accumulated amortization was $5.0 million and $3.5 million, respectively. The Company’s intangible assets consist of domain names and internal use software. Intangible asset amounts were determined based on the estimated economics of the asset and are amortized over the estimated useful lives on a straight-line basis over 15 years for domain names and 10 years for internal use software related to the

Company's Enterprise Resource Planning (ERP) and other platform tools, which approximates the pattern in which the economic benefits are expected to be received. The Company evaluates the recoverability of intangible assets periodically and considers events or circumstances that may warrant revised estimates of useful lives or that may indicate an impairment. Intangible asset amortization expense for the nine months ended September 30, 2026, and September 30, 2025, was $1.5 million and $0.4 million, respectively.

8.
ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Sales and marketing	59,847	26,866
Compensation and benefits	34,250	21,448
Operating lease liabilities	12,423	12,079
Manufacturing costs	4,409	2,262
Capital projects	—	3,932
Income taxes	—	3,439
Other	9,662	7,004
Total accrued expenses and other liabilities	$120,591	$77,030

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

As of September 30, 2026, the Company had $170.0 million in borrowings outstanding under its revolving credit facility. The total availability under the revolving credit facility was $526.9 million as of September 30, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million. The weighted average interest rate on the revolving credit facility was 4.9% as of September 30, 2026.

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

The Company was in compliance with all covenants as of September 30, 2026. Failure to comply with the financial covenants could be considered a default of repayment obligations and, among other remedies, could accelerate payment of any amounts outstanding.

10.
LEASES

The Company leases manufacturing and training facilities, storage warehouses, office space, and certain plant equipment under various operating leases. The Company’s operating leases have remaining lease terms of up to 11 years. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

For the three months ended September 30, 2026 and September 30, 2025, total operating lease expense was $3.3 million and $3.0 million, respectively. For the nine months ended September 30, 2026 and September 30, 2025, total operating lease expense was $10.0 million and $9.0 million, respectively. The weighted average remaining lease term at September 30, 2026 and December 31, 2025 was 6.2 years and 6.7 years, respectively. The weighted average discount rate at September 30, 2026 and December 31, 2025 was 4.79% and 4.70%, respectively.

The following table includes supplemental cash flow information for the nine months ended September 30, 2026 and September 30, 2025, and supplemental balance sheet information at September 30, 2026 and December 31, 2025 related to operating leases (in thousands):

	Nine Months Ended September 30,
Supplemental cash flow information	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$9,834	$8,410
Operating ROU assets obtained in exchange for lease liabilities	$1,853	$1,419

Supplemental balance sheet information	September 30, 2026	December 31, 2025
Operating lease ROU assets	$46,275	$52,632
Operating lease liabilities:
Accrued expenses and other current liabilities	$12,423	$12,079
Operating lease liabilities	35,262	41,755
Total operating lease liabilities	$47,685	$53,834

The following table summarizes maturities of operating lease liabilities at September 30, 2026 (in thousands):

Maturities of operating lease liabilities
2026	$3,246
2027	12,576
2028	11,017
2029	5,567
2030	4,319
Thereafter	19,782
Total lease payments	56,507
Less imputed interest	(8,822)
Total operating lease liabilities	$47,685

11.
FINANCIAL INSTRUMENTS

The Company considers the recorded value of its financial assets and liabilities, consisting primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, other current liabilities, and debt to approximate the fair value of the respective assets and liabilities on the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025.

12.
STOCKHOLDERS’ EQUITY

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income available to common shareholders	$52,493	$51,770	$175,772	$188,113
Denominator:
Basic weighted average shares outstanding	101,719,534	107,244,573	103,018,450	107,217,689
Effect of dilutive securities:
Stock appreciation rights and options	20,038	31,206	20,732	31,002
Restricted stock	87,789	56,862	63,620	55,852
Diluted weighted average shares outstanding	101,827,361	107,332,641	103,102,802	107,304,543
Basic earnings per share	$0.52	$0.48	$1.71	$1.75
Diluted earnings per share	$0.52	$0.48	$1.70	$1.75

Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per share computation plus the dilutive effect of common stock equivalents using the treasury stock method. The computation of diluted earnings per share excludes the following potentially dilutive securities because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock appreciation rights	160,044	145,249	160,044	141,199
Restricted stock	47,361	31,053	90,259	72,016

Stock Repurchase Program

On May 4, 2023, the Board of Directors authorized the repurchase of up to 10.8 million shares of the Company's common stock under the 2023 Stock Repurchase Program, which has no expiration date. On April 28, 2026, the Board of Directors authorized an additional 10 million shares for repurchase under the 2023 Stock Repurchase Program, increasing the number of shares available for future repurchases under the program.

During the nine months ended September 30, 2026, the Company repurchased 5.2 million shares of common stock under the 2023 Stock Repurchase Program. Of these 5.2 million shares, 2.6 million shares were repurchased during the first two quarters of the year as part of a $100 million accelerated share repurchase agreement that was entered into on February 26, 2026. As of September 30, 2026, 12.2 million shares remained available for repurchase under the 2023 Stock Repurchase Program.

13.
REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company principally generates revenue from the manufacture and sale of its high-performance, low-maintenance, eco-friendly wood-alternative composite decking and railing products and accessories. Substantially all of its revenues are from contracts with customers, which are purchase orders of short-term duration of less than one year. Its customers, in turn, sell primarily to the residential market, which includes replacement, remodeling and new construction related to outdoor living products. The Company satisfies its performance obligations at a point in time. The shipment of each product is a separate performance obligation as the customer is able to derive benefit from each product shipped and no performance obligation remains after shipment. Upon shipment of the product, the customer obtains control over the distinct product and Trex satisfies its performance obligation. Any performance obligation that remains unsatisfied at the end of a reporting period is part of a contract that has an original expected duration of one year or less. Any variable consideration related to the unsatisfied performance obligation is allocated wholly to the unsatisfied performance obligation, is recognized when the product ships and the performance obligation is satisfied and is included in “Accrued expenses and other liabilities, Sales and marketing” in Note 8 to the Condensed Consolidated Financial Statements. For the three months ended September 30, 2026 and September 30, 2025, the Company’s net sales (in thousands) were $359,504 and $285,348, respectively. For the nine months ended September 30, 2026 and September 30, 2025, the Company's net sales (in thousands) were $1,120,926 and $1,013,142, respectively. During these periods, revenues were recognized at a point in time upon transfer of its outdoor living products under variable consideration contracts into the building products market.

14.
STOCK-BASED COMPENSATION

At the annual meeting of stockholders of the Company held on May 4, 2023, the Company’s stockholders approved the Trex Company, Inc. 2023 Stock Incentive Plan (Plan). The Company’s board of directors unanimously approved the Plan on April 10, 2023, subject to stockholder approval. The Plan, which is administered by the compensation committee of the board of directors, provides for the grant of stock options, restricted stock, restricted stock units, stock appreciation rights and unrestricted stock, which are referred to collectively as “awards.” Awards may be granted under the Plan to officers, directors (including non-employee directors) and other employees of the Company or any subsidiary thereof, to any adviser, consultant, or other provider of services to the Company (and any employee thereof), and to any other individuals who are approved by the board of directors as eligible to participate in the Plan. Only employees of the Company or any subsidiary thereof are eligible to receive incentive stock options. Subject to certain adjustments as provided in the Plan, the total number of shares of common stock available for future grants under the Plan is 3,376,906 shares.

The following table summarizes the Company’s stock-based compensation grants for the nine months ended September 30, 2026:

	Stock Awards Granted	Weighted- Average Grant Price Per Share
Time-based restricted stock units	162,822	$41.93
Performance-based restricted stock units (a)	104,560	$44.34

(a)
Includes 84,878 of target performance-based restricted stock unit awards granted during the nine months ended September 30, 2026, and an adjustment of 19,682 restricted stock units due to the actual performance level achieved for restricted stock and restricted stock units awarded in 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock appreciation rights	$213	$264	$698	$888
Time-based restricted stock and restricted stock units	1,674	1,068	4,628	3,472
Performance-based restricted stock and restricted stock units	686	(166)	2,460	1,940
Employee stock purchase plan	49	47	310	160
Total stock-based compensation	$2,622	$1,213	$8,096	$6,460

Total unrecognized compensation cost related to unvested awards as of September 30, 2026 was $13.2 million. The cost of these unvested awards is being recognized over the requisite vesting period of each award.

15.
OTHER EXPENSES

Other expenses consist of asset impairment charges and losses recognized on the disposal or retirement of property, plant, and equipment. These charges relate to assets that are no longer in service, are expected to be disposed of before the end of their useful lives, or have experienced a decline in recoverable value.

16.
INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2026 and September 30, 2025, was 26.5% and 26.1%, which resulted in income tax expense of $63.3 million and $66.3 million, respectively.

The Company analyzes its deferred tax assets each reporting period, considering all available positive and negative evidence in determining the expected realization of those deferred tax assets. As of September 30, 2026, the Company maintains a valuation allowance of $2.2 million against deferred tax assets primarily related to state tax credits it estimates will expire before they are realized.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities, and the Company accrues a liability when it believes that it is more likely than not that benefits of tax positions will not be realized. The Company believes that adequate provisions have been made for all tax returns subject to examination. As of September 30, 2026, for certain tax jurisdictions tax years 2020 through 2025 remain subject to examination. Sales made to foreign distributors are not taxable in any foreign jurisdiction as the Company does not have a taxable presence in any foreign jurisdiction.

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

The Trex product warranty reserve activity consisted of the following, and is included in Accrued warranty and Non-current accrued warranty in the Consolidated Balance Sheets (in thousands):

Nine Months Ended September 30, 2026
Product Warranty
Beginning balance, January 1	$29,740
Provisions and changes in estimates	8,380
Settlements made during the period	(6,133)
Ending balance, September 30	$31,987

Nine Months Ended September 30, 2025
Product Warranty
Beginning balance, January 1	$22,835
Provisions and changes in estimates	8,660
Settlements made during the period	(5,808)
Ending balance, September 30	$25,687

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

Industrial Revenue Bonds

In October 2021, the Company announced plans to add a third manufacturing facility located in Little Rock, Arkansas (Little Rock). Construction on the new facility began in the second quarter of 2022. In connection with the construction of the new facility, during 2024 the Company and Little Rock entered into an agreement in which Little Rock agreed to issue up to $450 million of its industrial revenue bonds (IRBs) for the purpose of constructing a manufacturing facility. Under the agreement, the Company transferred ownership of the facility to Little Rock and simultaneously leased the related asset from Little Rock. The Company is also the purchaser of the IRBs and, therefore, is the bondholder as well as the borrower/lessee of the Little Rock facility purchased with the IRB proceeds. As a result of the agreement, the Company was able to reduce the cost of certain state and local tax expenditures for twenty years. The Company has a purchase option included in the lease agreement for below the fair value of the asset, which prevents the transfer of the asset to Little Rock from being recognized as a sale. Furthermore, the Company has not derecognized the transferred asset and continues to recognize it in property, plant and equipment in the Condensed Consolidated Balance Sheets. The Company has the right and intends to set-off any obligations to make payments under the finance liability, with proceeds due from the IRBs. The liability and IRB asset are equal and are reported net in the Condensed Consolidated Balance Sheets. As of September 30, 2026, the gross asset and liability associated with the IRBs was $450 million.

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
•
Highlights and Financial Performance Quarter-to-Date and Year-to-Date – a summary of financial performance and highlights for the three months and nine months ended September 30, 2026, a general discussion of factors that may affect our operations, and a description of relevant financial statement line items.
•
Results of Operations — an analysis of our consolidated results of operations for the three months and nine months ended September 30, 2026 compared to the three months and nine months ended September 30, 2025.
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

We also offer accessories to our decking products. The Trex Hideaway® Fastener Collection, offers solutions for every Trex deck fastening and finishing need, featuring color-matched screws and plugs, specially engineered bits, depth setters, and clips, designed to make installation easier and more efficient while delivering a clean, cohesive aesthetic. The Trex® Lighting collection offers a line of energy-efficient CRI LED lighting. It can be installed into the railing, stair risers, or the deck itself. The line includes a post cap light, deck rail light, and riser lights.

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

Fencing

Our Trex® Fencing products are Seclusions, Horizons, Solitudes, and Rail Fence. These products consist of structural posts, bottom rails, pickets, top rails, brackets and decorative post caps. Trex®  Fencing is offered in four natural rich tones that stay vibrant throughout their lifetime.

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

HIGHLIGHTS AND FINANCIAL PERFORMANCE

Highlights:

•
Trex Company Upgrades Distribution Network. Specialty Building Products (SBP) will be Trex's sole national distributor of decking and railing products across North America. In addition, Trex expanded its regional relationships with WS Building Materials (formerly Snavely, Weekes, and Logan), Coastal Forest Products, and BlueLinx.
•
Trex selects Fencing Supply Group (FSG) as Exclusive National Distributor for Trex® Fencing. Trex fencing is available nationwide at FSG, a premier wholesale distributor of fencing and outdoor living products and supplies in the United States.
•
Trex Expands Outdoor Living Portfolio with Premium Lighting and Finishing Solutions. Trex is expanding its portfolio with an upgraded collection of Trex® Lighting, along with new Trex Select® Aluminum Gates and marine grade stainless steel fastening solutions.
•
Trex Celebrates 30 Years of Innovation with Vision to own the Backyard. Trex believes the next era of growth will come from helping consumers think beyond a deck to an entire outdoor experience.

Financial performance. The following table presents highlights of our financial performance for the quarter and year-to-date:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$359,504	$285,348	$74,156	26.0%
Gross profit	$129,473	$115,438	$14,035	12.2%
Net income	$52,493	$51,770	$723	1.4%
EBITDA*	$94,688	$86,409	$8,279	9.6%
Diluted earnings per share	$0.52	$0.48	$0.04	8.3%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
($ 000s omitted, except per share data)
Net sales	$1,120,926	$1,013,142	$107,784	10.6%
Gross profit	$426,839	$411,300	$15,539	3.8%
Net income	$175,772	$188,113	$(12,341)	(6.6)%
EBITDA*	$302,121	$300,527	$1,594	0.5%
Diluted earnings per share	$1.70	$1.75	$(0.05)	(2.9)%

*A reconciliation of Net Income (GAAP) to EBITDA (non-GAAP) is presented on pages 20 and 22 of this Quarterly Report on Form 10-Q under “Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA).”

Capital expenditures. During the nine months ended September 30, 2026, our capital expenditures were $75.3 million primarily related to $33.8 million for the Arkansas manufacturing facility, $8.3 million in safety, environmental and general support, $6.0 million in purchased intangibles related to digital transformation, and $24.8 million in all other including cost reduction initiatives and capacity expansion in our existing facilities.

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

Below is the discussion and analysis of our operating results and material changes in our operating results for the three months ended September 30, 2026 (2026 quarter) compared to the three months ended September 30, 2025 (2025 quarter), and for the nine months ended September 30, 2026 (2026 nine-month period) compared to the nine months ended September 30, 2025 (2025 nine-month period).

Three Months Ended September 30, 2026 Compared To The Three Months Ended September 30, 2025

Net Sales

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net sales	$359,504	$285,348	$74,156	26.0%

Net sales increased by $74.2 million, or 26.0%, in the 2026 quarter compared to the 2025 quarter. The increase was substantially all due to an increase in volume, partially offset by the mix of products sold.

Gross Profit

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of sales	$230,031	$169,910	$60,121	35.4%
% of total net sales	64.0%	59.5%
Gross profit	$129,473	$115,438	$14,035	12.2%
Gross margin	36.0%	40.5%

Gross profit as a percentage of net sales, gross margin, was 36.0% in the 2026 quarter compared to 40.5% in the 2025 quarter. The decrease was primarily the result of increased depreciation, higher transportation costs associated with increased diesel prices, and increased labor as production began at our Arkansas facility.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$56,455	$45,041	$11,414	25.3%
% of total net sales	15.7%	15.8%

Selling, general and administrative expenses increased $11.4 million to $56.5 million, or 15.7% of net sales, in the 2026 quarter. The increase primarily related to increases of $8.0 million in personnel related expenses and $3.4 million in branding.

Other Expenses

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expenses	$496	$—	$496	100.0%
% of total net sales	0.1%	—

Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$19,186	$18,627	$559	3.0%
Effective tax rate	26.8%	26.5%

The effective tax rate for the 2026 quarter was 26.8% compared to 26.5% for the 2025 quarter.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)1 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA (non-GAAP):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net income	$52,493	$51,770
Interest expense, net	843	—
Income tax expense	19,186	18,627
Depreciation and amortization	22,166	16,012
EBITDA	$94,688	$86,409

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
EBITDA	$94,688	$86,409	$8,279	9.6%

EBITDA increased 9.6% to $94.7 million for the 2026 quarter compared to $86.4 million for the 2025 quarter. The increase in EBITDA was primarily due to the increase in net sales.

Nine Months Ended September 30, 2026 Compared To The Nine Months Ended September 30, 2025

Net Sales

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Net sales	$1,120,926	$1,013,142	$107,784	10.6%

Total net sales increased by $107.8 million, or 10.6%, in the 2026 nine-month period compared to the 2025 nine-month period. The increase was primarily due to an increase in volume and net price.

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

Gross Profit

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Cost of sales	$694,087	$601,842	$92,245	15.3%
% of total net sales	61.9%	59.4%
Gross profit	$426,839	$411,300	$15,539	3.8%
Gross margin	38.1%	40.6%

Gross profit as a percentage of net sales, gross margin, was 38.1% in the 2026 nine-month period compared to 40.6% in the 2025 nine-month period. The decrease in gross margin was primarily the result of increased depreciation, higher transportation costs associated with increased diesel prices, unfavorable mix, and increased labor as production began at our Arkansas facility.

Other Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Other expenses	$5,169	$—	$5,169	100.0%
% of total net sales	0.5%	—

Other expenses increased $5.2 million in the 2026 nine-month period. The increase was primarily due to the write down of assets at our Virginia manufacturing facilities to reduce the carrying value of the assets to their estimated fair value.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Selling, general and administrative expenses	$179,452	$156,841	$22,611	14.4%
% of total net sales	16.0%	15.5%

Selling, general and administrative expenses increased $22.6 million to $179.5 million, or 16.0% of net sales, in the 2026 nine-month period. The increase primarily related to increases of $9.1 million in personnel related expenses, $8.4 million in branding, $3.2 million in digital transformation, and $0.9 million in Arkansas start-up costs.

Provision for Income Taxes

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Provision for income taxes	$63,276	$66,346	$(3,070)	(4.6)%
Effective tax rate	26.5%	26.1%

The effective tax rate for the 2026 nine-month period was 26.5% compared to 26.1% for the 2025 nine month period.

Net Income and Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)2 (dollars in thousands)

Reconciliation of net income (GAAP) to EBITDA and EBITDA margin (non-GAAP):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$175,772	$188,113
Interest expense, net	3,170	—
Income tax expense	63,276	66,346
Depreciation and amortization	59,903	46,068
EBITDA	$302,121	$300,527

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
EBITDA	$302,121	$300,527	$1,594	0.5%

Total EBITDA increased 0.5% to $302.1 million for the 2026 nine-month period compared to $300.5 million for the 2025 nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

We finance operations and growth primarily with cash flows from operations, borrowings under our revolving credit facilities, and normal trade credit terms from operating activities. At September 30, 2026, we had $3.3 million of cash and cash equivalents.

Sources and Uses of Cash. The following table summarizes our cash flows from operating, investing and financing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$248,363	$292,627
Net cash used in investing activities	(75,233)	(188,136)
Net cash used in financing activities	(173,666)	(94,426)
Net (decrease) increase in cash and cash equivalents	$(536)	$10,065

Operating Activities

Cash provided by operations was $248.4 million during the 2026 nine-month period compared to cash provided by operations of $292.6 million during the 2025 nine-month period. The $44.3 million decrease in cash provided by operating activities was primarily related to increased account receivable due to higher net sales, partially offset by increases in accounts payable, accrued expenses, and deferred taxes.

____________________

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

Investing Activities

Capital expenditures. During the nine months ended September 30, 2026, our capital expenditures were $75.3 million primarily related to $33.8 million for the Arkansas manufacturing facility, $8.3 million in safety, environmental and general support, $6.0 million in purchased intangibles related to digital transformation, and $24.8 million in all other including cost reduction initiatives and capacity expansion in our existing facilities.

Financing Activities

Net cash used in financing activities in the 2026 nine-month period consisted primarily of repurchases of common stock, partially offset by net borrowings on our line of credit.

Stock Repurchase Program. On May 4, 2023, the Board of Directors authorized the repurchase of up to 10.8 million shares of the Company's common stock under the 2023 Stock Repurchase Program, which has no expiration date. On April 28, 2026, the Board of Directors authorized an additional 10 million shares for repurchase under the 2023 Stock Repurchase Program, increasing the number of shares available for future repurchases under the program.

During the nine months ended September 30, 2026, the Company repurchased 5.2 million shares of common stock under the 2023 Stock Repurchase Program. As of September 30, 2026, 12.2 million shares remained available for repurchase under the 2023 Stock Repurchase Program.

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

At September 30, 2026, we had $170.0 million in outstanding borrowings under the revolving credit facility. The total availability under the revolving credit facility was $526.9 million as of September 30, 2026, which reflects a reduction for outstanding letters of credit totaling $3.1 million.

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

Capital Requirements. Our capital expenditure guidance for 2026 is approximately $100 million. Our capital allocation priorities for 2026 include expenditures for internal growth opportunities, manufacturing cost reductions, upgrading equipment and support systems, and acquisitions which fit our long-term growth strategy as we continue to evaluate opportunities that would be a good strategic fit for Trex, and return of capital to shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk,” in Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes to the Company’s market risk exposure during the nine months ended September 30, 2026.

Item 4. Controls and Procedures

The Company’s management, with the participation of its President and Chief Executive Officer, who is the Company’s principal executive officer, and its Senior Vice President and Chief Financial Officer, who is the Company's principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The following table provides information relating to the purchases of our common stock during the three months ended September 30, 2026 in accordance with Item 703 of Regulation S-K:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2026 –July 31, 2026	—	—	—	13,470,185
August 1, 2026 –August 31, 2026	—	—	—	13,470,185
September 1, 2026 – September 30, 2026	1,242,659	44.35	1,242,659	12,227,526
Quarterly period ended September 30, 2026	1,242,659		1,242,659

(1)
During the three months ended September 30, 2026, no shares were withheld by, or delivered to, the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s 2014 and 2023 Stock Incentive Plan allowing the Company to withhold, or the recipient to deliver to the Company, the number of shares having the fair value equal to tax withholding due.
(2)
On May 4, 2023, the Board of Directors authorized the repurchase of up to 10.8 million shares of the Company's common stock under the 2023 Stock Repurchase Program, which has no expiration date. On April 28, 2026, the Board of Directors authorized an additional 10 million shares for repurchase under the 2023 Stock Repurchase Program, increasing the number of shares available for future repurchases under the program. During the nine months ended September 30, 2026, the Company repurchased 5.2 million shares of common stock under the 2023 Stock Repurchase Program. As of September 30, 2026, 12.2 million shares remained available for repurchase under the 2023 Stock Repurchase Program.

Item 5. Other Information

Insider Trading Arrangements. During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

See Exhibit Index at the end of the Quarterly Report on Form 10-Q for the information required by this Item which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREX COMPANY, INC.

Date: November 4, 2026	By:	/s/ Prithvi S. Gandhi
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